Form 10-Q
period 2017-03-31
RODIN GLOBAL PROPERTY TRUST, INC.
filed 2017-05-12
CIK 1666244

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 333-214130

Rodin Global Property Trust, Inc.

(Exact name of registrant as specified in its charter)

Maryland	81-1310268
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

110 E. 59th Street, New York, NY	10022
(Address of principal executive offices)	(Zip Code)

(212) 938-5000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☑

Indicate by check mark whether the registrant submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☑ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐
No	☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of May 12, 2017, the registrant had 8,180 Class A shares, $0.01 par value common stock outstanding.

RODIN GLOBAL PROPERTY TRUST, INC.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

RODIN GLOBAL PROPERTY TRUST, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2017	December 31, 2016
ASSETS
Cash and cash equivalents	$201,001	$201,001

Total assets	$201,001	$201,001

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value per share, 50,000,000 and 0 shares authorized at March 31, 2017 and December 31, 2016, respectively, and none issued and outstanding	—	—
Class A common stock, $0.01 par value per share, 160,000,000 and 300,000 shares authorized at March 31, 2017 and December 31, 2016, respectively, and 8,180 issued and outstanding	82	82
Class T common stock, $0.01 par value per share, 200,000,000 and 0 shares authorized at March 31, 2017 and December 31, 2016, respectively, and none issued and outstanding	—	—
Class I common stock, $0.01 par value per share, 40,000,000 and 0 shares authorized at March 31, 2017 and December 31, 2016, respectively, and none issued and outstanding	—	—
Additional paid-in capital	199,919	199,919

Total Stockholders’ Equity	200,001	200,001
Non-controlling interest	1,000	1,000

Total stockholders’ equity	$201,001	$201,001

The accompanying notes are an integral part of these consolidated financial statements.

RODIN GLOBAL PROPERTY TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

For the Three Months Ended March 31,
	2017	2016
Revenues
Rental revenues	$—	$—

Total revenues	—	—

Operating expenses:	—	—
General and administrative expenses	—	—

Total operating expenses	—	—

Net income (loss)	—	—
Net income (loss) attributable to noncontrolling interests	—	—

Net income (loss) attributable to common stockholders	$—	$—

Weighted average shares outstanding	8,180	8,180

Net Income (loss) per common share – basic and diluted	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

RODIN GLOBAL PROPERTY TRUST, INC.

CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

	Stockholder’s Equity
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Noncontrolling Interest	Total Equity
	Shares	Amount
Balance as of December 31, 2016	8,180	$82	$199,919	$—	$1,000	$201,001
Net income (loss)	—	—	—	—	—	—

Balance as of March 31, 2017	8,180	$82	$199,919	$—	$1,000	$201,001

The accompanying notes are an integral part of these consolidated financial statements.

RODIN GLOBAL PROPERTY TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2017	2016
Operating activities:
Net income (loss)	$—	$—

Net cash provided by (used in) operating activities	—	—

Net increase (decrease) in cash and cash equivalents	—	—
Cash and cash equivalents, at beginning of period	201,001	201,001

Cash and cash equivalents, at end of period	$201,001	$201,001

The accompanying notes are an integral part of these consolidated financial statements.

RODIN GLOBAL PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 — Organization and Business Purpose

Rodin Global Property Trust, Inc. (the “Company”)(1) was formed on February 2, 2016 as a Maryland corporation with the expectation to qualify as a real estate investment trust (“REIT”) for United States (“U.S.”) federal income tax purposes. The Company is currently 100% owned by Cantor Fitzgerald Investors, LLC (the “Sponsor”). The Company’s consolidated financial statements include Rodin Global Property Trust Operating Partnership, L.P. (the “Operating Partnership”). Substantially all of the Company’s business is expected to be conducted through the Operating Partnership, a Delaware partnership formed on February 11, 2016. The Company is the sole general and limited partner of the Operating Partnership. Unless the context otherwise requires, the “Company” refers to the Company and the Operating Partnership.

On February 2, 2016, the Company was capitalized with a $200,001 investment by the Sponsor through the purchase of 8,180 Class A shares of common stock. In addition, a wholly owned subsidiary of the Sponsor, Rodin Global Property Trust OP Holdings, LLC (the “OP”), has invested $1,000 in the Operating Partnership and has been issued a special class of limited partnership units (“Special Units”), which is recorded as a non-controlling interest on the consolidated balance sheet as of March 31, 2017.

As of March 31, 2017, the Company had not commenced its principal operations and has neither acquired nor contracted to acquire any properties or other assets.

The Company is a commercial real estate company formed to invest in and manage a diversified portfolio of income-producing commercial properties and other real estate-related assets. The Company intends to invest primarily in the acquisition of single-tenant net leased commercial properties located in the U.S., United Kingdom and other European countries.

The Company is externally managed by Rodin Global Property Advisors, LLC (the “Advisor”), a Delaware limited liability company and wholly owned subsidiary of the Sponsor. The Sponsor is a wholly owned subsidiary of CFIM Holdings, LLC. CFIM Holdings, LLC is a wholly owned subsidiary of Cantor Fitzgerald, L.P. (“CFLP”).

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements are presented in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments and eliminations, consisting only of normal recurring adjustments necessary for a fair presentation in conformity with U.S. GAAP.

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the balance sheet. Management believes that the estimates utilized in preparing the consolidated balance sheets are reasonable. As such, actual results could differ from those estimates.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, the Operating Partnership and its consolidated subsidiaries. The Company consolidates variable interest entities, or VIEs, where it is the primary beneficiary and voting interest entities which are generally majority owned or otherwise controlled by the Company. All significant intercompany balances are eliminated in consolidation.

Note (1):	The Company was originally formed and initially filed its registration statement with the SEC on Form S-11 as Rodin Global Access Property Trust, Inc., its former name.

RODIN GLOBAL PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and highly liquid investments with original maturities of three months or less.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. At times, balances with any one financial institution may exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. The Company believes it mitigates this risk by investing its cash with high-credit quality financial institutions.

Organization and Offering Costs

The Advisor has agreed to pay, on behalf of the Company, all organizational and offering costs (including legal, accounting, and other costs attributable to the Company’s organization and offering, but excluding upfront selling commissions, dealer manager fees and distribution fees) (“Initial O&O Costs”) through the first anniversary of the date (the “Escrow Break Anniversary”) on which the Company satisfies the minimum offering requirement (as defined in Note 3 below). The Company shall not be required to reimburse the Advisor for payment of the Initial O&O Costs prior to the Escrow Break Anniversary. Following the Escrow Break Anniversary, the Company will reimburse the Advisor for payment of the organization and offering costs ratably over a 36-month period; provided, however, that the Company shall not be obligated to pay any amounts that as a result of such payment would cause the aggregate payments for organization and offering costs (less selling commissions, dealer manager fees and distribution fees) paid to the Advisor to exceed 1% of gross offering proceeds of the Offering as of such payment date. Any amounts not reimbursed in any period shall be included in determining any reimbursement liability for a subsequent period.

As of March 31, 2017 and December 31, 2016, the Advisor has incurred Initial O&O Costs on the Company’s behalf of $2,347,670 and $1,376,618, respectively. As of March 31, 2017, the Company is not legally obligated to reimburse the Advisor for the Initial O&O Costs. When recorded by the Company, the organizational costs will be expensed as incurred, and offering costs will be charged to stockholders’ equity and such amounts will be reimbursed to the Advisor by the Company.

Income Taxes

The Company intends to elect to be taxed as a REIT and to comply with the related provisions under the Internal Revenue Code of 1986, as amended, commencing with the taxable year ended December 31 of the year in which the Company satisfies the minimum offering requirement. Accordingly, the Company generally will not be subject to U.S. federal income tax to the extent of its distributions to stockholders and as long as certain asset, income and share ownership tests are met. The Company expects to have little or no taxable income prior to electing REIT status. To qualify as a REIT, the Company must annually distribute at least 90% of its REIT taxable income to its stockholders and meet certain other requirements. Under certain circumstances, federal income and excise taxes may be due on its undistributed taxable income. The Company may also be subject to certain state, local and franchise taxes. If the Company fails to meet these requirements, it will be subject to U.S. federal income tax, which could have a material adverse impact on its results of operations and amounts available for distributions to its stockholders.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09 “Revenue from Contracts with Customers (Topic 606).” Beginning January 1, 2018, companies will be required to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and also includes additional disclosure requirements. The new standard can be adopted either retrospectively to prior reporting periods presented or as a cumulative effect adjustment as of the date of adoption. The Company is currently evaluating the overall impact that ASU 2014-09 will have on the Company’s financial statements, as well as the method of adoption. Based on the Company’s preliminary assessment, the adoption of the new revenue recognition standard may accelerate the timing of revenue recognition where future contingencies exist. The Company is continuing to assess the impact the adoption of this guidance will have on its financial position, results of operations and cash flows.

RODIN GLOBAL PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In February 2016, the FASB issued ASU 2016-02, “Leases,” which will require organizations that lease assets to recognize the assets and liabilities for the rights and obligations created by those leases on their balance sheet. Additional disclosure regarding a company’s leasing activities will also be expanded under the new guidance. For public entities, ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years and requires a modified retrospective transition. The Company is currently evaluating the overall impact of this pronouncement on its consolidated financial statements from both a lessor and lessee standpoint.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash.” ASU 2016-18 is intended to clarify how entities present restricted cash in the statement of cash flows. The guidance requires entities to show the changes in the total of cash and cash equivalents and restricted cash in the statement of cash flows. As a result, entities will no longer present transfers between cash and cash equivalents and restricted cash in the statement of cash flows. When cash and cash equivalents and restricted cash are presented in more than one line item on the balance sheet, the new guidance requires a reconciliation of the totals in the statement of cash flows to the related captions in the balance sheet. The reconciliation can be presented either on the face of the statement of cash flows or in the notes to the financial statements. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017, but early adoption is permitted. The Company is currently evaluating the overall impact of this pronouncement on its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, “Clarifying the Definition of a Business,” which addresses the definition of a business and provides a framework to determine if an asset or group of assets to be acquired is not a business. The standard clarifies that when substantially all of the fair value of the gross assets to be acquired is concentrated in a single identifiable asset or group of similar identifiable assets, the asset or set of assets is not a business. ASU 2017-01 is effective for fiscal years beginning after December 15, 2017, but early adoption is permitted. The Company is currently evaluating the overall impact of this pronouncement on its consolidated financial statements.

Note 3 — Stockholder’s Equity

Initial Public Offering

On October 17, 2016, the Company filed a registration statement with the SEC on Form S-11 in connection with the initial public offering of up to $1.25 billion in shares of common stock, consisting of up to $1.0 billion in shares in its primary offering and up to $250 million in shares pursuant to is distribution reinvestment plan (the “Offering”). The registration statement was subsequently declared effective on March 23, 2017.

The Company will determine its net asset value (“NAV”) as of the end of each quarter commencing with the first quarter during which the minimum offering requirement is satisfied. Until the Company commences valuations, the per share purchase price for shares of common stock in the Company’s primary offering will be $26.32 per Class A Share, $25.51 per Class T Share and $25.00 per Class I Share and the price for each class of shares of common stock in the Company’s distribution reinvestment plan will be $25.00. Thereafter, the Company’s board of directors will adjust the offering prices of each class of shares such that the purchase price per share for each class will equal the NAV per share as of the most recent valuation date, as determined on a quarterly basis, plus applicable upfront selling commissions and dealer manager fees, less applicable support from our sponsor of a portion of selling commissions and dealer manager fees.

The Company has the right to reallocate the shares of common stock offered between the Company’s primary offering and the Company’s distribution reinvestment plan. The Class A shares, Class T shares and Class I shares have identical rights and privileges, including identical voting rights, but have different upfront selling commissions and dealer manager fees and the Class T shares have an ongoing distribution fee. The per share amount of distributions on Class T shares will be lower than the per share amount of distributions on Class A shares and Class I shares because of the on-going distribution fee that is payable with respect to Class T shares sold in the primary Offering. The Company’s shares of common stock consist of Class A shares, Class T shares and Class I shares, all of which are collectively referred to herein as shares of common stock. As of March 31, 2017, the Company’s total number of authorized common shares was 400,000,000 consisting of 160,000,000 of Class A authorized common shares, 200,000,000 of Class T authorized common shares and 40,000,000 of Class I authorized common shares. The Company will not sell any shares unless it has raised gross offering proceeds of $2 million by March 23, 2018, the date that is one year from the date the Offering became effective (the “minimum offering requirement”).

The Sponsor will pay a portion of selling commissions and all of the dealer manager fees, up to a total of 4.0% of gross offering proceeds from the sale of Class A shares, Class T shares and Class I shares, incurred in connection with the Offering. The Company will reimburse such expenses (i) immediately prior to or upon the occurrence of a liquidity event, including (A) the listing of the Company’s common stock on a national securities exchange or (B) a merger, consolidation or a sale of substantially all of the Company’s assets or any similar transaction or any transaction pursuant to which a majority of the Company’s board of directors then in office are replaced or removed, or (ii) upon the termination of the advisory agreement by the Company or by the Advisor. In each such case, the Company only will reimburse the Sponsor after the Company has fully invested the proceeds from the Offering and the Company’s stockholders have received, or are deemed to have received, in the aggregate, cumulative distributions equal to their invested capital plus a 6.0% cumulative, non-compounded annual pre-tax return on such invested capital.

The Company also authorized 50 million shares of preferred stock, $0.01 par value, which is not part of the Offering and no shares are issued or outstanding.

RODIN GLOBAL PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Cantor Fitzgerald & Co. (the “Dealer Manager”), a related party, provides dealer manager services in connection with the Offering. The Offering is a best efforts offering, which means that the Dealer Manager is not required to sell any specific number or dollar amount of shares of common stock in the Offering, but will use its best efforts to sell the shares of common stock. The Offering is a continuous offering that will end no later than two years after the effective date of the Offering, or March 23, 2019, unless extended by the Company’s board of directors for up to an additional one year or beyond, as permitted by the Securities and Exchange Commission. The Company may continue to offer shares through the reinvestment plan after the primary offering terminates until the Company has sold $250 million in shares through the reinvestment of distributions.

As of March 31, 2017, the Company had not sold any shares of its common stock in the Offering.

Distributions

The Company has not declared or paid any distributions as of March 31, 2017.

The amount of distribution payable to the Company stockholders will be determined by the board of directors and is dependent on a number of factors, including funds available for distribution, the Company’s financial condition, capital expenditure requirements, requirements of Maryland law and annual distribution requirements needed to qualify and maintain its status as a REIT. The Company board of directors may reduce the amount of distributions paid or suspend distribution payments at any time and therefore distribution payments are not assured.

To ensure that the Company has sufficient funds to cover cash distributions authorized and declared during the Offering, the Company and Sponsor entered into a distribution support agreement. The terms of the agreement provide that in the event that cash distributions exceed modified funds from operation “MFFO”, defined as a supplemental measure to reflect the operating performance of a non-traded REIT, for any calendar quarter through March 23, 2019, the Sponsor shall purchase Class I shares from the Company in an amount equal to the distribution shortfall, limited to $5,000,000 (less the amount of any shares purchased by the Sponsor in order to satisfy the minimum offering requirement).

Redemptions

The Company has not redeemed any shares of its common stock as of March 31, 2017.

After stockholders have held their shares for at least one year, stockholders may be able to have their shares repurchased by the Company pursuant to the share repurchase program. The Company will repurchase shares at a price equal to, or at a discount from, NAV per share of the share class being repurchased subject to certain holding period requirements which effect the repurchase price as a percentage of NAV.

The share repurchase program includes numerous restrictions that limit stockholders’ ability to have their shares repurchased. Unless the Company’s board of directors determines otherwise, the funds available for repurchases in each quarter will be limited to the funds received from the distribution reinvestment plan in the prior quarter. The board of directors has complete discretion to determine whether all of such funds from the prior quarter’s distribution reinvestment plan will be applied to repurchases in the following quarter, whether such funds are needed for other purposes or whether additional funds from other sources may be used for repurchases. Further, during any calendar year, the Company may repurchase no more than 5% of the weighted-average number of shares outstanding during the prior calendar year. The Company also have no obligation to repurchase shares if the redemption would violate the restrictions on distributions under Maryland law, which prohibits distributions that would cause a corporation to fail to meet statutory tests of solvency. The Company may amend, suspend or terminate the program for any reason upon 10 business days’ notice.

Non-controlling Interest

The OP has invested $1,000 in the Operating Partnership and has been issued a special class of limited partnership units as part of the overall consideration for the services to be provided by the advisor. This investment has been recorded as non-controlling interest on the consolidated balance sheets as of March 31, 2017 and December 31, 2016, respectively.

Note 4 — Related Party Transactions

Pursuant to the advisory agreement between the Company and the Advisor, and subject to certain restrictions and limitations, the Advisor will be responsible for managing the Company’s affairs on a day-to-day basis and for identifying, originating, acquiring and managing investments on behalf of the Company. For providing such services, the Advisor will receive fees and reimbursements from the Company. The following summarizes these fees and reimbursements:

Organization and Offering Expenses. The Company will reimburse the Advisor and its affiliates for organization and offering costs it incurs on the Company’s behalf but only to the extent that the reimbursement does not cause the selling commissions, the dealer manager fee and the other organization and offering expenses borne by the Company to exceed 15.0% of gross

RODIN GLOBAL PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

offering proceeds as of the date of the reimbursement. If the Company raises the maximum offering amount in the primary offering and under the distribution reinvestment plan, the Company estimates organization and offering expenses (other than selling commissions, dealer manager fees and distribution fees), in the aggregate, to be $12,500,000 or 1% of gross offering proceeds. These organization and offering costs include all costs (other than selling commissions, dealer manager fees and distribution fees) to be paid by the Company in connection with the Offering, including legal, accounting, printing, mailing and filing fees, charges of the transfer agent, charges of the Advisor for administrative services related to the issuance of shares in the Offering, reimbursement of bona fide due diligence expenses of broker-dealers, and reimbursement of the Advisor for costs in connection with preparing supplemental sales materials. The Advisor has agreed to advance all of the organization and offering expenses on the Company’s behalf (other than selling commissions, dealer manager fees and distribution fees) through the first anniversary of the date on which the minimum offering requirement is satisfied. The Company will reimburse the Advisor for such costs ratably over the 36 months following the first anniversary of the date on which the Company satisfies the minimum offering requirement; provided that the Company will not be obligated to pay any amounts that as a result of such payment would cause the aggregate payments for organization and offering costs paid by the Advisor to exceed 1% of gross offering proceeds as of such payment date. For purposes of calculating the NAV, the organization and offering costs paid by the Advisor through the first anniversary of the date on which the Company satisfies the minimum offering requirement will not be reflected in the NAV until the Company reimburses the Advisor for these costs.

Acquisition Expenses. The Company does not intend to pay the Advisor any acquisition fees in connection with making investments. The Company will, however, provide reimbursement of customary acquisition expenses (including expenses relating to potential investments that the Company does not close), such as legal fees and expenses (including fees of in-house counsel of affiliates and other affiliated service providers that provide resources to the Company), costs of due diligence (including, as necessary, updated appraisals, surveys and environmental site assessments), travel and communication expenses, accounting fees and expenses and other closing costs and miscellaneous expenses relating to the acquisition or origination of the Company’s investments. While most of the acquisition expenses are expected to be paid to third parties, a portion of the out-of-pocket acquisition expenses may be paid or reimbursed to the Advisor or its affiliates.

Distribution Fees. Distribution fees are payable to the Dealer Manager with respect to the Company’s Class T shares only, all or a portion of which may be reallowed by the Dealer Manager to participating broker dealers. The distribution fees accrue daily and are calculated on outstanding Class T shares issued in the primary offering in an amount equal to 1.0% per annum of (i) the gross offering price per Class T share in the primary Offering, or (ii) if the Company is no longer offering shares in a public offering, the most recently published per share NAV of Class T shares. The distribution fee will be payable monthly in arrears and will be paid on a continuous basis from year to year.

The Company will cease paying distribution fees with respect to each Class T share on the earliest to occur of the following: (i) a listing of shares of common stock on a national securities exchange; (ii) such Class T share is no longer outstanding; (iii) the Dealer Manager’s determination that total underwriting compensation from all sources, including dealer manager fees, sales commissions, distribution fees and any other underwriting compensation paid with respect to all Class A shares, Class T shares and Class I shares would be in excess of 10.0% of the gross proceeds of the primary offering; or (iv) the end of the month in which the transfer agent, on the Company’s behalf, determines that total underwriting compensation with respect to the Class T primary shares held by a stockholder within his or her particular account, including dealer manager fees, sales commissions and distribution fees, would be in excess of 10.0% of the total gross offering price at the time of the investment in the primary Class T shares held in such account.

The Company will not pay any distribution fees on shares sold pursuant to the Company’s distribution reinvestment plan. The amount available for distributions on all Class T shares will be reduced by the amount of distribution fees payable with respect to the Class T shares issued in the primary offering such that all Class T shares will receive the same per share distributions.

Asset Management Fees. Asset management fees consist of monthly fees equal to one-twelfth of 1.25% of the cost of the Company’s investments at the end of each month. In the case of investments made through joint ventures, the asset management fee will be determined based on the Company’s proportionate share of the underlying investment.

Other Operating Expenses. The Company will reimburse the Advisor’s costs of providing administrative services, subject to the limitation that the Company generally will not reimburse the Advisor for any amount by which the total operating expenses at the end of the four preceding fiscal quarters exceeds the greater of (i) 2.0% of average invested assets (as defined in the advisory agreement) and (ii) 25.0% of net income other than any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of investments for that period. After the end of any fiscal quarter

RODIN GLOBAL PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

for which the total operating expenses exceed this 2%/25% limitation for the four fiscal quarters then ended, if the Company’s independent directors exercise their right to conclude that this excess was justified, this fact will be disclosed in writing to the holders of shares of the Company’s common stock within 60 days. If the independent directors do not determine such excess expenses are justified, the Advisor is required to reimburse the Company, at the end of the four preceding fiscal quarters, by the amount that the Company’s aggregate annual total operating expenses paid or incurred exceed this 2%/25% limitation.

Additionally, the Company will reimburse the Advisor for personnel costs in connection with other services; however, the Company will not reimburse the Advisor for (a) personnel costs in connection with the services for which the Advisor earns disposition fees, or (b) the salaries and benefits of the Company’s named executive officers.

Property Management and Oversight Fees. If the Advisor or an affiliate is a property manager with respect to a particular property, the Company will pay property management fees of 1.5% of gross revenues received for management of the Company’s properties located in the U.S. and 2.0% of gross revenues received for management of the Company’s properties located outside of the U.S. For services in overseeing property management services provided by any person or entity that is not an affiliate of the Advisor, the Company will pay the Advisor or an affiliate an oversight fee equal to 1.0% of the gross revenues of the property managed. Neither the Advisor nor its affiliates will be paid an oversight fee if the Company contracts with a third party to provide property management services for fees greater than (i) 1.5% of gross revenues received for management of the Company’s properties located in the U.S. or (ii) 2.0% of gross revenues received for management of the Company’s properties located outside of the U.S.

Leasing Commissions. If the Advisor or an affiliate is the Company’s primary leasing agent, then the Company will pay customary leasing fees in amount that is usual and customary in that geographic area for that type of property.

Refinancing Coordination Fee. If the Advisor provides services in connection with the refinancing of any debt that the Company obtains and uses to finance properties or other permitted investments, or refinancing of any debt that is assumed, directly or indirectly, in connection with the acquisition of properties or other permitted investments, the Company will pay the Advisor a refinancing coordination fee equal to 0.75% of the amount available or outstanding under such refinancing or assumed debt. Refinancing shall also include restructuring, workouts or other recapitalization of any debt.

Disposition Fees. For substantial assistance in connection with the sale of investments and based on the services provided, as determined by the independent directors, the Company will pay a disposition fee in an amount equal to 2.0% of the contract sales price of each real property or other investment sold; provided, however, in no event may the disposition fee paid to the Advisor or its affiliates, when added to the real estate commissions paid to unaffiliated third parties, exceed the lesser of a competitive real estate commission or an amount equal to 6.0% of the contract sales price. If the Company takes ownership of a property as a result of a workout or foreclosure of a debt investment, the Company will pay a disposition fee upon the sale of such property.

The Company will not pay a disposition fee upon the maturity, prepayment, workout, modification or extension of a debt investment unless there is a corresponding fee paid by the borrower, in which case the disposition fee will be the lesser of: (i) 1.0% of the principal amount of the debt prior to such transaction; or (ii) the amount of the fee paid by the borrower in connection with such transaction.

In addition to the compensation paid to the Advisor outlined in the advisory agreement, the Advisor has agreed to pay, on behalf of the Company, all Initial O&O Costs (less selling commissions, dealer manager and distribution fees) through the Escrow Break Anniversary. The Company shall not be required to reimburse the Advisor for payment of the Initial O&O Costs prior to the Escrow Break Anniversary. Following the Escrow Break Anniversary, the Company will reimburse the Advisor for payment of the organization and offering costs ratably over a 36-month period; provided, however, that the Company shall not be obligated to pay any amounts that as a result of such payment would cause the aggregate payments for organization and offering costs (less selling commissions, dealer manager fees and distribution fees) paid to the Advisor to exceed 1% of gross offering proceeds of the Offering as of such payment date. Any amounts not reimbursed in any period shall be included in determining any reimbursement for a subsequent period.

In addition, Cantor Fitzgerald & Co. (the “Dealer Manager”), will serve as the Dealer Manager for the Offering. The Dealer Manager is a registered broker-dealer affiliated with the Sponsor. The Company entered into an agreement with the Dealer Manager (the “Dealer Manager Agreement”) and is obligated to pay various commissions and fees with respect to the Class

RODIN GLOBAL PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A, Class T and Class I shares distributed in the Offering and shall continue until such shares are no longer outstanding. For providing such services, the Dealer Manager will receive fees from the Advisor. The following summarizes these fees:

Selling Commissions. Selling commissions payable to the Dealer Manager consist of (i) up to 1.0% of gross offering proceeds paid by the Sponsor for Class A shares and Class T shares and (ii) up to 5.0% and 2.0% of gross offering proceeds from the sale of Class A shares and Class T shares, respectively, in the primary offering. All or a portion of such selling commissions may be reallowed to participating broker dealers. No selling commissions will be payable with respect to Class I Shares.

Dealer Manager Fees. Dealer manager fees payable to the Dealer Manager consist of up to 3.0% of gross offering proceeds from the sale of Class A shares and Class T shares sold in the primary offering and up to 1.5% of gross offering proceeds from the sale of Class I shares sold in the primary offering, all of which will be paid by the Sponsor. A portion of such dealer manager fees may be reallowed to participating broker dealers as a marketing fee.

To ensure that the Company has sufficient funds to cover cash distributions authorized and declared during the Offering, the Company and Sponsor entered into a distribution support agreement. The terms of the agreement provide that in the event that cash distributions exceed modified funds from operation “MFFO”, defined as a supplemental measure to reflect the operating performance of a non-traded REIT, for any calendar quarter through March 23, 2019, the Sponsor shall purchase Class I shares from the Company in an amount equal to the distribution shortfall, limited to $5,000,000 (less the amount of any shares purchased by the Sponsor in order to satisfy the minimum offering requirement).

The Sponsor will pay a portion of selling commissions and all of the dealer manager fees, up to a total of 4.0% of gross offering proceeds from the sale of Class A shares, Class T shares and Class I shares, incurred in connection with the Offering. The Company will reimburse such expenses (i) immediately prior to or upon the occurrence of a liquidity event, including (A) the listing of the Company’s common stock on a national securities exchange or (B) a merger, consolidation or a sale of substantially all of the Company’s assets or any similar transaction or any transaction pursuant to which a majority of the Company’s board of directors then in office are replaced or removed, or (ii) upon the termination of the advisory agreement by the Company or by the Advisor. In each such case, the Company only will reimburse the Sponsor after the Company has fully invested the proceeds from the Offering and the Company’s stockholders have received, or are deemed to have received, in the aggregate, cumulative distributions equal to their invested capital plus a 6.0% cumulative, non-compounded annual pre-tax return on such invested capital.

As of March 31, 2017, no amounts were incurred or paid under the agreements outlined above.

Note 5 — Economic Dependency

The Company is dependent on the Advisor and its affiliates for certain services that are essential to the Company, including the sale of the Company’s shares of capital stock, acquisition and disposition decisions and certain other responsibilities. In the event that the Advisor is unable or unwilling to provide such services, the Company would be required to find alternative service providers.

Note 6 — Commitments and Contingencies

As of March 31, 2017 and December 31, 2016, the Company was not subject to litigation nor was the Company aware of any material litigation pending against it.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. In addition to historical data, this discussion contains forward-looking statements about Rodin Global Property Trust, Inc.’s (the “Company”) business, operations and financial performance based on current expectations that involve risks, uncertainties and assumptions. The Company’s actual results may differ materially from those in this discussion as a result of various factors, including but not limited to those discussed under “Risk Factors” in the Company’s Registration Statement on Form S-11 (File No. 333-214130) (the “Registration Statement”) and elsewhere in this Quarterly Report on Form 10-Q. The Company does not undertake to revise or update any forward-looking statements.

Forward-Looking Statements

This Form 10-Q contains forward-looking statements about the Company’s business, including, in particular, statements about the Company’s plans, strategies and objectives. You can generally identify forward-looking statements by the Company’s use of forward-looking terminology such as “may” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue” or other similar words. These statements include the Company’s plans and objectives for future operations, including plans and objectives relating to future growth and availability of funds, and are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to these statements involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to accurately predict and many of which are beyond the Company’s control. Although the Company believes the assumptions underlying the forward-looking statements, and the forward-looking statements themselves, are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that these forward-looking statements will prove to be accurate and the Company’s actual results, performance and achievements may be materially different from that expressed or implied by these forward-looking statements. In light of the significant uncertainties inherent in these forward looking statements, the inclusion of this information should not be regarded as a representation by the Company or any other person that the Company’s objectives and plans, which the Company considers to be reasonable, will be achieved.

Factors that could cause the Company’s results to be materially different include, but are not limited to the following:

•	the Company’s ability to successfully raise capital in the Offering;

•	the Company’s dependence on the resources and personnel of the Advisor, the Sponsor and their affiliates, including the Advisor’s ability to source and close on attractive investment opportunities on the Company’s behalf;

•	the performance of the Advisor and the Sponsor;

•	the Company’s ability to deploy capital quickly and successfully and achieve a diversified portfolio consistent with target asset classes;

•	the Company’s ability to access financing for its investments;

•	the Company’s liquidity;

•	the Company’s ability to make distributions to its stockholders, including from sources other than cash flow from operations;

•	the effect of paying distributions to stockholders from sources other than cash flow provided by operations;

•	the lack of a public trading market for the Company’s shares;

•	the impact of economic conditions on the tenants, borrowers and others who the Company depends on to make payments to it;

•	the Advisor’s ability to attract and retain sufficient personnel to support growth and operations;

•	the Company’s limited operating history;

•	difficulties in economic conditions generally and the real estate, debt, and securities markets specifically;

•	changes in the Company’s business or investment strategy;

•	environmental compliance costs and liabilities;

•	any failure in the Advisor’s due diligence to identify all relevant facts in the Company’s underwriting process or otherwise;

•	the impact of market and other conditions influencing the availability of equity versus debt investments and performance of the Company’s investments relative to its expectations and the impact on the actual return on invested equity, as well as the cash provided by these investments;

•	defaults on or non-renewal of leases by tenants, lease renewals at lower than expected rent, or failure to lease properties at all or on favorable rents and terms;

•	the degree and nature of the Company’s competition;

•	risks associated with using debt to fund the Company’s business activities, including re-financing and interest rate risks;

•	illiquidity of investments in the Company’s portfolio;

•	the Company’s ability to finance its transactions;

•	the effectiveness of the Company’s risk management systems;

•	availability of opportunities, including the Advisor’s ability to source and close on income-producing commercial properties and other real estate-related assets;

•	the Company’s ability to realize current and expected returns over the life of its investments;

•	the Company’s ability to maintain effective internal controls;

•	regulatory requirements with respect to the Company’s business, as well as the related cost of compliance;

•	the Company’s ability to qualify and maintain its qualification as a REIT for federal income tax purposes and limitations imposed on the Company’s business by its status as a REIT;

•	changes in laws or regulations governing various aspects of the Company’s business and non-traded REITs generally, including, but not limited to, changes implemented by the Department of Labor or FINRA and changes to laws governing the taxation of REITs;

•	the Company’s ability to maintain its exemption from registration under the Investment Company Act;

•	general volatility in domestic and international capital markets and economies;

•	effect of regulatory actions, litigation and contractual claims against the Company and its affiliates, including the potential settlement and litigation of such claims;

•	the impact of any conflicts arising among the Company and the Sponsor and its affiliates;

•	the adequacy of the Company’s cash reserves and working capital;

•	increases in interest rates, operating costs, or greater than expected capital expenditures;

•	the timing of cash flows, if any, from the Company’s investments; and

•	other risks associated with investing in the Company’s targeted investments.

The foregoing list of factors is not exhaustive. Factors that could have a material adverse effect on the Company’s operations and future prospects are set forth in “Risk Factors” section of the Company’s Registration Statement on Form S-11 (File No. 333-214130). The factors set forth in the Risk Factors section could cause the Company’s actual results to differ significantly from those contained in any forward-looking statement contained in this report.

Overview

Rodin Global Property Trust, Inc. is a newly organized Maryland corporation that intends to qualify as a real estate investment trust (“REIT”) beginning with the taxable year ending December 31, 2017. The Company is externally managed by Rodin Global Property Advisors, LLC (the “Advisor”), a Delaware limited liability company and wholly-owned subsidiary of the Company’s sponsor, Cantor Fitzgerald Investors, LLC (the “Sponsor”). The Company is a commercial real estate company formed to invest in and manage a diversified portfolio of income-producing commercial properties and other real estate-related assets. The Company intends to invest primarily in the acquisition of single-tenant net leased commercial properties located in the United States (“U.S.”), United Kingdom and other European countries.

The Company was incorporated in the State of Maryland on February 2, 2016 under the name Rodin Global Access Property Trust, Inc. On September 12, 2016, the Company changed its name to Rodin Global Property Trust, Inc.

The Company plans to own substantially all of its assets and conduct its operations through Rodin Global Property Trust Operating Partnership, LP (the “Operating Partnership”). The Company is the sole general partner and limited partner of the Operating Partnership and the Company’s sponsor’s wholly owned subsidiary, Rodin Global Property Trust OP Holdings, LLC (the “OP”), is the sole special unit holder of the Operating Partnership.

On February 2, 2016, the Company was capitalized with a $201,001 investment by the Sponsor. As of March 31, 2017, the Company had neither engaged in any principal operations nor generated any revenues or incurred any expenses, and its primary activity since inception through March 31, 2017 was to prepare for the proposed fundraising through its proposed stock offering. The Company has registered with the Securities and Exchange Commission (“SEC”) an offering of up to $1.25 billion in shares of common stock, consisting of up to $1.0 billion in shares in the Company’s primary offering and up to $250 million in shares pursuant to its distribution reinvestment plan (the “Offering”). The Company’s Registration Statement was declared effective by the SEC on March 23, 2017.

The Company will determine its net asset value (“NAV”) as of the end of each quarter commencing with the first quarter during which the minimum offering requirement is satisfied. Until the Company commences quarterly valuations of its assets and liabilities, the Company will sell its shares on a continuous basis at a price of $26.32 per Class A Share, $25.51 per Class T Share and $25.00 per Class I Share. Thereafter, the board of directors will adjust the offering prices of each class of shares such that the purchase price per share for each class will equal the NAV per share as of the most recent valuation date, as determined on a quarterly basis, plus applicable upfront selling commissions and dealer manager fees, less applicable sponsor support. The Company expects that it will publish any adjustment to the NAV and the corresponding adjustments to the offering prices of its shares ordinarily within 45 days after the end of the applicable fiscal quarter.

The Company intends to invest primarily in the acquisition of single-tenant net leased commercial properties. The Company may also originate and invest in loans related to net leased commercial properties and invest in commercial real estate related securities. All properties will be acquired by the Company and operated by the Advisor. As of March 31, 2017, the Company had not commenced principal operations and had not entered into any arrangements to acquire any properties or real estate-related securities. The number and type of properties or real estate-related securities that the Company acquires will depend upon real estate market conditions, the amount of proceeds the Company raises in its offerings and other circumstances existing at the time the Company is acquiring such assets.

The Company has no direct employees and has retained the Advisor to manage its affairs on a day-to-day basis. The Advisor’s responsibilities include, but are not limited to, providing real estate-related services, including services related to originating investments, negotiating financing, and providing property-level asset management services, property management services, leasing and construction oversight services and disposition services, as needed. The Advisor is a wholly owned subsidiary of the Sponsor and therefore, the Advisor and Sponsor are related parties. The Advisor will receive, as applicable, compensation, fees and expense reimbursements for services related to the investment and management of the Company’s assets. Such entities will receive fees, distributions and other compensation during the offering, acquisition, operational and liquidation stages.

The Company is not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting real estate generally, that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from acquiring properties or real estate-related securities, other than those referred to in the Registration Statement.

Critical Accounting Policies

Below is a discussion of the accounting policies that management believes will be critical once the Company commences principal operations. The Company considers these policies critical because they involve significant judgments and assumptions, and they require estimates about matters that are inherently uncertain and they are important for understanding and evaluating the Company’s reported financial results. The accounting policies have been established to conform with generally accepted accounting principles in the United States (“U.S. GAAP”). The preparation of the financial statements in accordance with U.S. GAAP requires management to use judgments in the application of such policies. These judgments will affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in the Company’s financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of the Company’s results of operations to those of companies in similar businesses.

Reimbursement of Organization and Offering Costs

The Advisor has agreed to pay, on behalf of the Company, all organizational and offering costs (including legal, accounting, and other costs attributable to the Company’s organization and offering, but excluding upfront selling commissions, dealer manager fees and distribution fees) (“Initial O&O Costs”) through the first anniversary of the date on which the Company satisfies the minimum Offering requirement (the “Escrow Break Anniversary”). The Company shall not be required to reimburse the Advisor for payment of the Initial O&O Costs prior to the Escrow Break Anniversary. Following the Escrow Break Anniversary, the Company will reimburse the Advisor for payment of the Initial O&O Costs ratably over a 36-month period; provided, however, that the Company shall not be obligated to pay any amounts that as a result of such payment would cause the aggregate payments for Initial O&O Costs (less selling commissions, dealer manager fees and distribution fees) paid to the Advisor to exceed 1% of gross offering proceeds of the Offering as of such payment date. Any amounts not reimbursed in any period shall be included in determining any reimbursement for a subsequent period.

Variable Interest Entities

A Variable Interest Entity (“VIE”) is an entity that lacks one or more of the characteristics of a voting interest entity. A VIE is defined as an entity in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The determination of whether an entity is a VIE includes both a qualitative and quantitative analysis. The Company bases the qualitative analysis on the Company’s review of the design of the entity, its organizational structure including decision-making ability and relevant financial agreements and the quantitative analysis on the forecasted cash flow of the entity. The Company will reassess the initial evaluation of an entity as a VIE upon the occurrence of certain reconsideration events. A VIE must be consolidated only by its primary beneficiary, which is defined as the party who, along with its affiliates and agents has both the: (i) power to direct the activities that most significantly impact the VIE’s economic performance and (ii) obligation to absorb the losses of the VIE or the right to receive the benefits from the VIE, which could be significant to the VIE. The Company will determine whether it is the primary beneficiary of a VIE by considering qualitative and quantitative factors, including, but not limited to: which activities most significantly impact the VIE’s economic performance and which party controls such activities; the amount and characteristics of its investment; the obligation or likelihood for us or other interests to provide financial support; consideration of the VIE’s purpose and design, including the risks the VIE was designed to create and pass through to its variable interest holders and the similarity with and significance to the Company’s business activities and other interests. The Company will reassess the determination of whether it is the primary beneficiary of a VIE each reporting period. Significant judgments related to these determinations include estimates about the current and future fair value and performance of investments held by these VIE’s and general market conditions.

Voting Interest Entities

A voting interest entity is an entity in which the total equity investment at risk is sufficient to enable it to finance its activities independently and the equity holders have the power to direct the activities of the entity that most significantly impact its economic performance, the obligation to absorb the losses of the entity and the right to receive the residual returns of the entity. The usual condition for a controlling financial interest in a voting interest entity is ownership of a majority voting interest. If the Company has a majority voting interest in a voting interest entity, the entity will generally be consolidated. The Company will not consolidate a voting interest entity if there are substantive participating rights by other parties and/or kick-out rights by a single party. The Company will perform on-going reassessments of whether entities previously evaluated under the voting interest framework have become VIEs, based on certain events, and therefore subject to the VIE consolidation framework.

Accounting for Investments

Operating Real Estate

Operating real estate will be carried at historical cost less accumulated depreciation. The Company will follow the purchase method for an acquisition of operating real estate, where the purchase price is allocated to tangible assets such as land, building, tenant and land improvements and other identified intangibles. Major replacements and betterments which improve or extend the life of the asset will be capitalized and depreciated over their useful life. Ordinary repairs and maintenance will be expensed as incurred. Operating real estate will be depreciated using the straight-line method over the estimated useful lives of the assets. Costs directly related to an acquisition deemed to be a business combination will be expensed in earnings.

Real Estate Debt Investments

Real estate debt investments will be generally intended to be held to maturity and, accordingly, will be carried at cost, net of unamortized loan fees, premium, discount and unfunded commitments. Real estate debt investments that are deemed to be impaired will be carried at amortized cost less a loan loss reserve, if deemed appropriate. Real estate debt investments where the Company does not have the intent to hold the loan for the foreseeable future or until its expected payoff will be classified as held for sale and recorded at the lower of cost or estimated value.

Real Estate Securities

The Company will classify its real estate securities investments as available for sale on the acquisition date, which will be carried at fair value. Unrealized gains (losses) will be recorded as a component of accumulated other comprehensive income, or OCI. However, the Company may elect the fair value option for certain of its available for sale securities, and as a result, any unrealized gains (losses) on such securities are recorded in earnings.

Investments in Unconsolidated Ventures

Non-controlling, unconsolidated ownership interests in an entity may be accounted for using the equity method, at fair value or the cost method. Under the equity method, the investment will be adjusted each period for capital contributions and distributions and its share of the entity’s net income (loss). Capital contributions, distributions and net income (loss) of such entities will be recorded in accordance with the terms of the governing documents. An allocation of net income (loss) may differ from the stated ownership percentage interest in such entity as a result of preferred returns and allocation formulas, if any, as described in such governing documents. Equity method investments will be recognized using a cost accumulation model in which the investment will be recognized based on the cost to the investor, which includes acquisition expenses. Acquisition expenses incurred directly in connection with the investment in a joint venture will be capitalized and amortized using the straight-line method over the estimated useful life of the underlying joint venture assets. The Company may account for an investment in an unconsolidated entity at fair value by electing the fair value option. The company will record the change in fair value for its share of the projected future cash flow of such investments from one period to another in earnings. Any change in fair value attributed to market related assumptions will be considered unrealized gain (loss). The Company may account for an investment that does not qualify for equity method accounting or for which the fair value option was not elected using the cost method if the Company determines the investment is insignificant to the unconsolidated entity. Under the cost method, equity in earnings is recorded as dividends are received to the extent they are not considered a return of capital, which is recorded as a reduction of cost of the investment.

Fair Value Option

The fair value option provides an election that allows a company to irrevocably elect fair value for certain financial assets and liabilities on an instrument-by-instrument basis at initial recognition. The Company will generally not elect the fair value option for its assets and liabilities. However, it may elect to apply the fair value option for certain investments. Any change in fair value for assets and liabilities for which the election is made is recognized in earnings.

Fair Value Measurement

The fair value of financial instruments is categorized based on the priority of the inputs to the valuation technique and categorized into a three-level fair value hierarchy. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). If the inputs used to measure the financial instruments fall within different levels of the hierarchy, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument. Financial assets and liabilities recorded at fair value on the Company’s consolidated balance sheets are categorized based on the inputs to the valuation techniques as follows:

Level 1.	Quoted prices for identical assets or liabilities in an active market.

Level 2.	Financial assets and liabilities whose values are based on the following:

a)	Quoted prices for similar assets or liabilities in active markets.

b)	Quoted prices for identical or similar assets or liabilities in non-active markets.

c)	Pricing models whose inputs are observable for substantially the full term of the asset or liability.

d)	Pricing models whose inputs are derived principally from or corroborated by observable market data for substantially the full term of the asset or liability.

Level 3.	Prices or valuation techniques based on inputs that are both unobservable and significant to the overall fair value measurement.

Financial assets and liabilities recorded at fair value on a recurring or non-recurring basis will be classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Management will determine that prices are representative of fair value and assign the appropriate level in the fair value hierarchy through a review of available data, including observable and unobservable inputs, recent transactions, as well as its knowledge and experience of the market.

Revenue Recognition

Operating Real Estate

Rental and other income from operating real estate will be derived from leasing of space to various types of tenants. The leases will be for fixed terms of varying length and generally provide for annual rentals and expense reimbursements to be paid in monthly installments. Rental income from leases will be recognized on a straight-line basis over the term of the respective leases.

Real Estate Debt Investments

Interest income will be recognized on an accrual basis and any related premium, discount, origination costs and fees will be amortized over the life of the investment using the effective interest method. The amortization will be reflected as an adjustment to interest income in earnings. The amortization of a premium or accretion of a discount will be discontinued if such loan is reclassified to held for sale.

Credit Losses and Impairment on Investments

Operating Real Estate

The Company’s real estate portfolio will be reviewed on a periodic basis, to assess whether there are any indicators that the value of its operating real estate may be impaired or that its carrying value may not be recoverable. A property’s value is considered impaired if management’s estimate of the aggregate expected future undiscounted cash flow generated by the property is less than the carrying value. In conducting this review, management will consider global macroeconomic factors, real estate sector conditions and asset specific and other factors including the tenant’s financial well being. To the extent an impairment has occurred, the loss will be measured as the excess of the carrying value of the property over the estimated fair value and recorded in impairment on operating real estate in the Company’s consolidated statements of operations. An allowance for a doubtful account for a tenant receivable will be established based on a periodic review of aged receivables resulting from estimated losses due to the inability of tenants to make required rent and other payments contractually due. Additionally, the Company will establish, on a current basis, an allowance for future tenant credit losses on unbilled rent receivable based on an evaluation of the collectability of such amounts.

Real Estate Debt Investments

Loans will be considered impaired when, based on current information and events, it is probable that the Company will not be able to collect principal and interest amounts due according to the contractual terms. The Company will assess the credit quality of the portfolio and adequacy of loan loss reserves on a periodic basis. Significant judgment of management will be required in this analysis. The Company will consider the estimated net recoverable value of the loan as well as other factors, including but not limited to the fair value of any collateral, the amount and the status of any senior debt, the quality and financial condition of the borrower and tenants and the competitive situation of the area where the underlying collateral is located. Because this determination will be based on projections of future economic events, which are inherently subjective, the amount ultimately realized may differ materially from the carrying value as of the balance sheet date. If upon completion of the assessment, the estimated fair value of the underlying collateral is less than the net carrying value of the loan, a loan loss reserve will be recorded with a corresponding charge to provision for loan losses. The loan loss reserve for each loan will be maintained at a level that is determined to be adequate by management to absorb probable losses.

Income recognition will be suspended for a loan at the earlier of the date at which payments become 90-days past due or when, in the opinion of management, a full recovery of income and principal becomes doubtful. When the ultimate collectability of the principal of an impaired loan is in doubt, all payments will be applied to principal under the cost recovery method. When the ultimate collectability of the principal of an impaired loan is not in doubt, contractual interest will be recorded as interest income when received, under the cash basis method until an accrual is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. A loan will be written off when it is no longer realizable and/or legally discharged.

Real Estate Securities

Real estate securities for which the fair value option is elected will not be evaluated for other-than-temporary impairment, or OTTI, as any change in fair value will be recorded in earnings.

Real estate securities for which the fair value option is not elected will be evaluated for OTTI periodically. Impairment of a security will be considered to be other-than-temporary when: (i) the holder has the intent to sell the impaired security; (ii) it is more likely than not the holder will be required to sell the security; or (iii) the holder does not expect to recover the entire amortized cost of the security. When a security has been deemed to be other-than-temporarily impaired due to (i) or (ii), the security is written down to its fair value and an OTTI is recognized in earnings. In the case of (iii), the security is written down to its fair value and the amount of OTTI is then bifurcated into: (a) the amount related to expected credit losses and (b) the amount related to fair value adjustments in excess of expected credit losses. The portion of OTTI related to expected credit losses will be recognized in earnings. The remaining OTTI related to the valuation adjustment will be recognized as a component of accumulated OCI. Once the OTTI is recorded, this will become the new amortized cost basis, and the difference between the expected cash flows and the new amortized cost basis will be accreted through interest income.

Real estate securities which are not high-credit quality will be considered to have an OTTI if the security has an unrealized loss and there has been an adverse change in expected cash flow. The amount of OTTI will then be bifurcated as discussed above.

Income Taxes

As a REIT, the Company will not be subject to U.S. federal income tax with respect to the portion of the Company’s income that meets certain criteria and is distributed annually to stockholders. The Company intends to operate in a manner that allows it to meet the requirements for taxation as a REIT. Many of these requirements, however, are highly technical and complex. The Company will monitor the business and transactions that may potentially impact the Company’s REIT status. If the Company were to fail to meet these requirements, it could be subject to U.S. federal income tax on the Company’s taxable income at regular corporate rates. The Company would not be able to deduct distributions paid to stockholders in any year in which it fails to qualify as a REIT. The Company would also be disqualified for the four taxable years following the year during which qualification was lost unless the Company was entitled to relief under specific statutory provisions.

Emerging Growth Company

The Company is and will remain an “Emerging Growth Company,” as defined in the JOBS Act, until the earliest to occur of (i) the last day of the fiscal year during which the Company’s total annual gross revenues equal or exceed $1 billion (subject to adjustment for inflation); (ii) the last day of the fiscal year following the fifth anniversary of the initial public offering; (iii) the date on which the Company has, during the previous three-year period, issued more than $1 billion in non-convertible debt; or (iv) the date on which the Company is deemed a large accelerated filer under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. Additionally, the Company is eligible to take advantage of certain other exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in the Company’s periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. The Company has chosen to “opt out” of that extended transition period and as a result the Company will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that the Company’s decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable. Otherwise, the Company has not yet made a decision whether to take advantage of any or all of the exemptions available to it under the JOBS Act.

Results of Operations

As of March 31, 2017, the Company has not commenced its principal operations. The Company is dependent upon the proceeds from the Offering in order to conduct its investment activities and intends to make investments with the capital received from the Offering. As of March 31, 2017, the Company has not acquired any properties or other assets.

Liquidity and Capital Resources

The Company is dependent upon the net proceeds from the Offering to conduct its principal operations. The Company will obtain the capital required to purchase real estate and real estate-related investments and conduct its operations from the proceeds of the Offering, any future offerings, from secured or unsecured financings from banks and other lenders and from any undistributed funds from its operations.

If the Company is unable to raise substantial funds in the Offering, it will make fewer investments resulting in less diversification in terms of the type, number and size of investments it makes and the value of an investment in the Company will fluctuate with the performance of the limited assets it acquires. Further, the Company will have certain fixed operating expenses, including certain expenses as a REIT, regardless of whether it is able to raise substantial funds in the Offering. The Company’s inability to raise substantial funds would increase its fixed operating expenses as a percentage of gross income, reducing its net income and limiting its ability to make distributions.

The Company expects to use debt financing as a source of capital. The Company’s charter limits the Company from incurring debt if the Company’s borrowings exceed 300% of the cost of the Company’s net assets, which is estimated to approximate 75% of the cost of its tangible assets (before deducting depreciation or other non-cash reserves), though the Company may exceed this limit under certain circumstances. Once the Company has fully deployed the proceeds of the Offering, the Company expects its debt financing and other liabilities may likely be approximately 50% of the cost of its tangible assets (before adjusting for depreciation or other non-cash reserves), although it may exceed this level during the offering stage. As of March 31, 2017, the Company does not have any outstanding debt.

In addition to making investments in accordance with its investment objectives, the Company expects to use its capital resources to make certain payments to the Advisor and Cantor Fitzgerald & Co. (the “Dealer Manager’). During the organization and offering stage, the payments will include payments to the Dealer Manager for selling commissions, dealer manager fees, and distribution fee payments and to the Advisor for reimbursement of certain organization and offering costs. With regards to the total organization and offering costs, including selling commissions, dealer manager fees, distribution fees and reimbursement of other organization and offering costs, will not exceed 15% of the gross proceeds of the Offering, including proceeds from sales of shares under the Company’s distribution reinvestment plan. Additionally, the Company expects to make payments to the Advisor in connection with the management of its assets and costs incurred by the Advisor in providing services to the Company.

The Company anticipates that over time adequate cash will be generated from operations to fund its operating and administrative expenses, continuing debt service obligations and the payment of distributions. However, the Company’s ability to finance its operations is subject to some uncertainties. The Company’s ability to generate working capital is dependent on its ability to attract and retain tenants, investments that generate cash flow, and the economic and business environments of the various markets in which the Company’s properties will be located. The Company’s ability to sell its assets is partially dependent upon the state of real estate markets and the ability of purchasers to obtain financing at reasonable commercial rates. In general, the Company policy is to pay distributions from cash flow from operations but should operations not be sufficient to fund cash distributions, the Company has entered into a distribution support agreement with the Sponsor to purchase up to $5 million in Class I shares from the Company (less the amount of any shares purchased by the Sponsor in order to satisfy the minimum offering requirement), through March 23, 2019, to provide additional cash to support distributions (the “Distribution Support Agreement”). However, if the Company has not generated sufficient cash flow from its operations and other sources, such as from the Distribution Support Agreement advances from the Advisor, or the Advisor’s deferral, suspension and/or waiver of its fees and expense reimbursements, to fund distributions, the Company may use the proceeds from the Offering for such purposes. Moreover, the Company’s board of directors may change its policy to generally pay distributions from cash flow from operations, in its sole discretion, at any time.

Distributions

The Company has not declared or paid any distributions as of March 31, 2017.

The amount of distributions payable to the Company’s stockholders will be determined by the board of directors and is dependent on a number of factors, including funds available for distribution, the Company’s financial condition, capital expenditure requirements, requirements of Maryland law and annual distribution requirements needed to qualify and maintain its status as a REIT. The Company board of directors may reduce the amount of distributions paid or suspend distribution payments at any time, and therefore distribution payments are not assured.

Under the terms of the Distribution Support Agreement, if the cash distributions the Company pays for any calendar quarter exceed the Company’s modified funds from operations (“MFFO”) for such quarter, the Sponsor will purchase Class I shares following the end of such calendar quarter for a purchase price equal to the amount by which the distributions paid on such shares exceed the MFFO for such quarter. In such instance, the Company may be paying distributions from proceeds of the shares purchased by the Sponsor or its affiliates, not from cash flow from operations. Class I shares purchased by the Sponsor pursuant to the Distribution Support Agreement will be eligible to receive all distributions payable by the Company with respect to Class I shares.

Election as a REIT

The Company intends to elect and qualify to be taxed as a REIT under Sections 856 through 860 of the Code, effective for the Company’s taxable year ending December 31, 2017 or the first year of material operations. The Company believes that, commencing with such taxable year, it will be organized and will operate in such a manner as to qualify for taxation as a REIT under the Code. The Company intends to operate in such a manner to qualify for taxation as a REIT, but no assurance can be given that the Company will operate in a manner so as to qualify or remain qualified as a REIT. In order to qualify and continue to qualify for taxation as a REIT, the Company must distribute annually at least 90% of the Company’s REIT taxable income. REITs are subject to a number of other organizational and operational requirements. Even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, as well as federal income and excise taxes on its undistributed income.

Inflation

Some of the Company’s leases with tenants may contain provisions designed to mitigate the adverse impact of inflation. These provisions generally increase rental rates during the term of the leases either at fixed rates or indexed escalations (based on the Consumer Price Index or other measures). The Company may be adversely impacted by inflation on the leases that do not contain indexed escalation provisions. However, the Company’s net leases will generally require the tenant to pay its allocable share of operating expenses, which may include common area maintenance costs, real estate taxes and insurance. This may reduce the Company’s exposure to increases in costs and operating expenses resulting from inflation.

Off-Balance Sheet Arrangements

As of March 31, 2017, the Company had no off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on the Company’s financial condition, revenue and expenses, results of operations, liquidity, capital expenditures, or capital resources.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

The Company had no principal operations as of March 31, 2017. When the Company commences its principal operations, management expects that the Company’s primary market risk exposure will be interest rate risk with respect to its indebtedness, credit risk and market risk with respect to use of derivative financial instruments for hedging purposes and foreign currency risk relating to investments made outside of the United States. As of March 31, 2017, the Company had made no investments, incurred no indebtedness and has not used any derivative financial instruments.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q was made under the supervision and with the participation of the Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based upon this evaluation, the CEO and CFO have concluded that the disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by SEC rules and forms and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to the Company’s management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company’s “internal control over financial reporting” (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business. As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company is not a party to any material pending legal proceedings.

Item 1A.	Risk Factors.

The Company has disclosed under the heading “Risk Factors” in its Registration Statement on Form S-11 (File No. 333-214130), filed with the SEC, risk factors which materially affect its business, financial condition or results of operations. There have been no material changes from the risk factors previously disclosed. You should carefully consider the risk factors set forth in the Registration Statement and the other information set forth elsewhere in this Quarterly Report on Form 10-Q. You should be aware that these risk factors and other information may not describe every risk facing the Company. Additional risks and uncertainties not currently known to the Company or that management currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds of Registered Securities.

Unregistered Sales of Equity Securities

None.

Use of Proceeds

On March 23, 2017, the Company’s Registration Statement on Form S-11 (File No. 333-214310), was declared effective by the SEC. As of March 31, 2017, the Company had not received any subscriptions for its common stock sufficient to allow it to break escrow and, therefore, the Company had not received any proceeds from the Offering.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

Charter and Bylaws

On May 4, 2017, the board of directors of the Company approved the Second Articles of Amendment and Restatement of the Company (the “Amended Charter”) and the Second Amended and Restated Bylaws of the Company (the “Amended Bylaws”) and submitted the Amended Charter for consideration and approval by the Company’s sole stockholder. On May 10, 2017, Cantor Fitzgerald Investors, LLC, the Company’s sole stockholder, acted by written consent to approve the Amended Charter. On May 11, 2017, the Company adopted the Amended Bylaws and filed the amended Charter with the Maryland State Department of Assessments and Taxation on May 12, 2017.

Election of Directors

On May 10, 2017, Cantor Fitzgerald Investors, LLC, the Company’s sole stockholder, executed a written consent in lieu of an annual stockholder meeting for 2017 to reelect the Company’s directors to serve until the 2018 Annual Meeting and until their successors have been duly elected and qualified.

Long-Term Incentive Plan

On May 10, 2017, Cantor Fitzgerald Investors, LLC, the Company’s sole stockholder, acted by written consent to approve the Company’s Long Term Incentive Plan.

Item 6.	Exhibits.

The exhibits listed on the Exhibit Index (following the signatures section of this report) are included, or incorporated by reference, in this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RODIN GLOBAL PROPERTY TRUST, INC.

By:	/s/ Howard W. Lutnick
Howard W. Lutnick
Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

By:	/s/ Steve Bisgay
Steve Bisgay
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Dated: May 12, 2017

EXHIBITS INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description

1.1	Dealer Manager Agreement among Rodin Global Property Trust, Inc., Cantor Fitzgerald Investors, LLC and Cantor Fitzgerald & Co. dated March 23, 2017

3.1	Second Articles of Amendment and Restatement of Rodin Global Property Trust, Inc.

3.2	Second Amended and Restated Bylaws of Rodin Global Property Trust, Inc.

4.1	Form of Subscription Agreement (incorporated by reference to Exhibit 4.1 to the Company’s Pre-Effective Amendment No. 2 to Form S-11 (File No. 333-214130), filed on March 21, 2017)

4.2	Form of Distribution Reinvestment Plan (incorporated by reference to Exhibit 4.2 to the Company’s Pre-Effective Amendment No. 2 to Form S-11 (File No. 333-214130), filed on March 21, 2017)

10.1	Escrow Agreement among Rodin Global Property Trust, Inc., UMB Bank, N.A., and Cantor Fitzgerald & Co. dated March 23, 2017

10.2	Advisory Agreement by and among Rodin Global Property Trust, Inc., Rodin Global Property Trust Operating Partnership, L.P. and Rodin Global Property Advisors, LLC

10.3	Agreement of Limited Partnership of Rodin Global Property Trust Operating Partnership, L.P. dated March 23, 2017

10.4	Distribution Support Agreement between Cantor Fitzgerald Investors, LLC and Rodin Global Property Trust, Inc. dated March 23, 2017

10.5	Reimbursement Agreement among Rodin Global Property Trust, Inc., Cantor Fitzgerald Investors, LLC and Rodin Global Property Trust OP Holdings, LLC dated March 23, 2017

10.6	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.6 to the Company’s Pre-Effective Amendment No. 2 to Form S-11 (File No. 333-214130), filed on March 21, 2017)

10.7	Rodin Global Property Trust, Inc. Long-Term Incentive Plan

31.1	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Written statements of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	XBRL (eXtensible Business Reporting Language). As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act and Section 18 of the Exchange Act