Form 10-Q
period 2017-06-30
RODIN GLOBAL PROPERTY TRUST, INC.
filed 2017-08-11
CIK 1666244

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of August 10, 2017, the registrant had 52,684 Class A shares, 144,418 Class I shares, and 13,478 Class T shares of $0.01 par value common stock outstanding.

RODIN GLOBAL PROPERTY TRUST, INC.

Page
PART I - FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)

Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016	3

Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2017 and for the Three Months Ended June 30, 2016 and for the Period February 2, 2016 (date of initial capitalization) through June 30, 2016	4

Consolidated Statements of Changes in Equity for the Six Months Ended June 30, 2017 and for the Period February 2, 2016 (date of initial capitalization) through December 31, 2016	5

Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2017 and for the Period February 2, 2016 (date of initial capitalization) through June 30, 2016	6

Notes to Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	16

Item 3. Quantitative and Qualitative Disclosures About Market Risk.	27

Item 4. Controls and Procedures.	27

PART II - OTHER INFORMATION	28

Item 1. Legal Proceedings.	28

Item 1A. Risk Factors.	28

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	28

Item 3. Defaults Upon Senior Securities.	28

Item 4. Mine Safety Disclosures.	28

Item 5. Other Information.	29

Item 6. Exhibits.	29

Signatures	30

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

RODIN GLOBAL PROPERTY TRUST, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2017	December 31, 2016
Assets
Cash and cash equivalents	$2,406,934	$201,001
Stock subscriptions receivable	18,800	—
Due from related party	1,666	—

Total assets	$2,427,400	$201,001

Liabilities and Equity
Liabilities
Accounts payable	$31,110	$—
Due to related parties	28,500	—

Total liabilities	59,610	—

Stockholders’ equity
Controlling interest
Preferred stock, $0.01 par value per share, 50,000,000 and 0 shares authorized, and 0 issued and outstanding at June 30, 2017 and December 31, 2016, respectively	—	—
Class A common stock, $0.01 par value per share, 160,000,000 and 300,000 shares authorized, and 10,536 and 8,180 issued and outstanding at June 30, 2017 and December 31, 2016, respectively	106	82
Class T common stock, $0.01 par value per share, 200,000,000 and 0 shares authorized, and 4,100 and 0 issued and outstanding at June 30, 2017 and December 31, 2016, respectively	41	—
Class I common stock, $0.01 par value per share, 40,000,000 and 0 shares authorized, and 82,600 and 0 issued and outstanding at June 30, 2017 and December 31, 2016, respectively	826	—
Additional paid-in capital	2,397,695	199,919
Retained earnings (accumulated deficit)	(31,878)	—

Total controlling interest	2,366,790	200,001
Non-controlling interests in subsidiaries	1,000	1,000

Total stockholders’ equity	2,367,790	201,001

Total liabilities and stockholders’ equity	$2,427,400	$201,001

The accompanying notes are an integral part of these consolidated financial statements.

RODIN GLOBAL PROPERTY TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,	For the Period February 2, 2016 (date of initial capitalization) through
	2017	2016	2017	June 30, 2016
Revenues
Rental revenues	$—	$—	$—	$—

Total revenues	—	—	—	—

Operating expenses:
General and administrative expenses	31,878	—	31,878	—

Total operating expenses	31,878	—	31,878	—

Net income (loss)	(31,878)	—	(31,878)	—
Net income (loss) attributable to non-controlling interest	—	—	—	—

Net income (loss) attributable to common stockholders	$(31,878)	$—	$(31,878)	$—

Weighted average shares outstanding	48,969	8,180	28,686	8,180

Net income (loss) per common share - basic and diluted	$(0.65)	$—	$(1.11)	$—

The accompanying notes are an integral part of these consolidated financial statements.

RODIN GLOBAL PROPERTY TRUST, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

	Stockholders’ Equity
	Common Stock						Additional Paid-In Capital
	Class A		Class T		Class I			Accumulated Deficit	Non-controlling interest	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of February 2, 2016	8,180	$82	—	$—	—	$—	$199,919	$—	$1,000	$201,001
Common stock issued	—	—	—	—	—	—	—	—	—	—
Offering costs	—	—	—	—	—	—	—	—	—	—
Net income (loss)	—	—	—	—	—	—	—	—	—	—

Balance as of December 31, 2016	8,180	$82	—	$—	—	$—	$199,919	$—	$1,000	$201,001

	Stockholders’ Equity
	Common Stock						Additional Paid-In Capital
	Class A		Class T		Class I			Accumulated Deficit	Non-controlling interest	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of January 1, 2017	8,180	$82	—	$—	—	$—	$199,919	$—	$1,000	$201,001
Common stock issued	2,356	24	4,100	41	82,600	826	2,230,700	—	—	2,231,591
Offering costs	—	—	—	—	—	—	(32,924)	—	—	(32,924)
Net income (loss)	—	—	—	—	—	—	—	(31,878)	—	(31,878)

Balance as of June 30, 2017	10,536	$106	4,100	$41	82,600	$826	$2,397,695	$(31,878)	$1,000	$2,367,790

The accompanying notes are an integral part of these consolidated financial statements.

RODIN GLOBAL PROPERTY TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30, 2017	For the Period February 2, 2016 (date of initial capitalization) through June 30, 2016
Cash flows from operating activities:
Net income (loss)	$(31,878)	$—
Changes in assets and liabilities:
Increase in accounts payable	31,110	—
Increase in due to related parties	768

Net cash provided by operating activities	—	—

Cash flows from financing activities:
Proceeds from issuance of common stock, net	2,205,933	—

Net cash provided by financing activities	2,205,933	—

Increase in cash and cash equivalents	2,205,933	—
Cash and cash equivalents, at beginning of period	$201,001	$201,001

Cash and cash equivalents, at end of period	$2,406,934	$201,001

The accompanying notes are an integral part of these consolidated financial statements.

RODIN GLOBAL PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 — Organization and Business Purpose

Rodin Global Property Trust, Inc. (the “Company”) was formed on February 2, 2016 as a Maryland corporation with the expectation to qualify as a real estate investment trust (“REIT”) for United States (“U.S.”) federal income tax purposes. The Company’s consolidated financial statements include Rodin Global Property Trust Operating Partnership, L.P. (the “Operating Partnership”). Substantially all of the Company’s business is expected to be conducted through the Operating Partnership, a Delaware partnership formed on February 11, 2016. The Company is the sole general and limited partner of the Operating Partnership. Unless the context otherwise requires, the “Company” refers to the Company and the Operating Partnership.

On February 2, 2016, the Company was capitalized with a $200,001 investment by Cantor Fitzgerald Investors, LLC (the “Sponsor”) through the purchase of 8,180 Class A shares of common stock. In addition, a wholly owned subsidiary of the Sponsor, Rodin Global Property Trust OP Holdings, LLC (the “Special Unit Holder”), has invested $1,000 in the Operating Partnership and has been issued a special class of limited partnership units (“Special Units”), which is recorded as a non-controlling interest on the consolidated balance sheet as of June 30, 2017. On May 18, 2017, the Company satisfied the minimum offering requirement for the Offering (the “Minimum Offering Requirement”) as a result of the Sponsor’s purchase of $2.0 million in Class I shares.

The Company is a commercial real estate company formed to invest in and manage a diversified portfolio of income-producing commercial properties and other real estate-related assets. The Company intends to invest primarily in the acquisition of single-tenant net leased commercial properties located in the U.S., United Kingdom and other European countries.

As of June 30, 2017, the Company had not acquired any properties or other assets.

The Company is externally managed by Rodin Global Property Advisors, LLC (the “Advisor”), a Delaware limited liability company and wholly owned subsidiary of the Sponsor. The Sponsor is a wholly owned subsidiary of CFIM Holdings, LLC, which is a wholly owned subsidiary of Cantor Fitzgerald, L.P. (“CFLP”).

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

Stock Subscriptions Receivable

Stock subscriptions receivable represent the purchase of stock for which the Company has not yet received payment from the purchaser. As of June 30, 2017 and December 31, 2016, the amount of stock subscriptions receivable was $18,800 and $0, respectively. The amount outstanding was received by the Company on July 6, 2017.

Due from Related Party

Due from related party represents amounts owed to the Company by the Sponsor for the reimbursement of selling commissions and marketing fees, which at June 30, 2017 and December 31, 2016 was $1,666 and $0, respectively.

Due to Related Parties

Due to related parties is comprised of amounts contractually owed by the Company to certain related parties under the terms of such related party agreements, which at June 30, 2017 and December 31, 2016 was $28,500 and $0, respectively. The amounts represent $24,316 relating to the reimbursement of organizational and offering costs to the Advisor and $4,184 relating to the distribution fees payable to Cantor Fitzgerald & Co. (the “Dealer Manager”), respectively.

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

As of June 30, 2017 and December 31, 2016, the Advisor has incurred Initial O&O Costs on the Company’s behalf of $2,389,254 and $1,376,618, respectively. As of June 30, 2017 and December 31, 2016, the Company is obligated to reimburse the Advisor for Initial O&O costs in the amount of $24,316 and $0, respectively, which is included within Due to Related Parties in the accompanying consolidated balance sheets. As of June 30, 2017 and December 31, 2016, organizational costs of $768 and $0 were expensed and offering costs of $23,548 and $0 were charged to stockholders’ equity. The Company’s reimbursement liability for these amounts will be paid ratably over 36-months beginning in May, 2018.

Income Taxes

The Company intends to elect to be taxed as a REIT and to comply with the related provisions under the Internal Revenue Code of 1986, as amended, commencing with the taxable year ending December 31, 2017. Accordingly, the Company generally will not be subject to U.S. federal income tax to the extent of its distributions to stockholders and as long as certain

RODIN GLOBAL PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

asset, income and share ownership tests are met. The Company expects to have little or no taxable income prior to electing REIT status. To qualify as a REIT, the Company must annually distribute at least 90% of its REIT taxable income to its stockholders and meet certain other requirements. Under certain circumstances, federal income and excise taxes may be due on its undistributed taxable income. The Company may also be subject to certain state, local and franchise taxes. If the Company fails to meet these requirements, it will be subject to U.S. federal income tax, which could have a material adverse impact on its results of operations and amounts available for distributions to its stockholders.

Earnings Per Share

Basic net income (loss) per share of common stock is determined by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period. All classes of common stock are allocated net income (loss) at the same rate per share.

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

In January 2017, the FASB issued ASU 2017-01, “Clarifying the Definition of a Business,” which addresses the definition of a business and provides a framework to determine if an asset or group of assets to be acquired is not a business. The standard clarifies that when substantially all of the fair value of the gross assets to be acquired is concentrated in a single identifiable asset or group of similar identifiable assets, the asset or set of assets is not a business. ASU 2017-01 is effective for fiscal years beginning after December 15, 2017, but early adoption is permitted. The Company has elected to early adopt this pronouncement.

Note 3 – Stockholders’ Equity

Initial Public Offering

On October 17, 2016, the Company filed a registration statement with the SEC on Form S-11 in connection with the initial public offering of up to $1.25 billion in shares of common stock, consisting of up to $1.0 billion in shares in its primary offering and up to $250 million in shares pursuant to is distribution reinvestment plan (the “Offering”). The registration statement was subsequently declared effective on March 23, 2017. On May 18, 2017, the Company satisfied the Minimum Offering Requirement for the Offering as a result of the Sponsor’s purchase of $2.0 million in Class I shares.

The Company determines its net asset value (“NAV”) as of the end of each quarter; commencing with the quarter ended June 30, 2017, as the Minimum Offering Requirement of $2.0 million had been satisfied. NAV, as defined, is consistent with the Company’s prospectus and excludes any Initial O&O costs, with such costs to be reflected in the Company’s NAV when the Company reimburses the Advisor for these costs. Prior to determining its NAV, the per share purchase price for shares of common stock in the Company’s primary offering was $26.32 per Class A Share, $25.51 per Class T Share and $25.00 per Class I Share. The price for each class of shares of common stock in the Company’s distribution reinvestment plan is $25.00. The Company’s board of directors adjusts the offering prices of each class of shares such that the purchase price per share for each class equals the NAV per share as of the most recent valuation date, as determined on a quarterly basis, plus applicable upfront selling commissions and dealer manager fees, less applicable support from the Sponsor of a portion of selling commissions and dealer manager fees.

RODIN GLOBAL PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company’s shares of common stock consist of Class A shares, Class T shares and Class I shares, all of which are collectively referred to herein as shares of common stock. As of June 30, 2017, the Company’s total number of authorized common shares was 400,000,000 consisting of 160,000,000 of Class A authorized common shares, 200,000,000 of Class T authorized common shares and 40,000,000 of Class I authorized common shares. The Company has the right to reallocate the shares of common stock offered between the Company’s primary offering and the Company’s distribution reinvestment plan. The Class A shares, Class T shares and Class I shares have identical rights and privileges, including identical voting rights, but have different upfront selling commissions and dealer manager fees and the Class T shares have an ongoing distribution fee. The per share amount of distributions on Class T shares is lower than the per share amount of distributions on Class A shares and Class I shares because of the on-going distribution fee that is payable with respect to Class T shares sold in the primary Offering.

The Sponsor pays a portion of selling commissions and all of the dealer manager fees (“Sponsor Support”), up to a total of 4.0% of gross offering proceeds from the sale of Class A shares, Class T shares and Class I shares, incurred in connection with the Offering. Selling commissions and dealer manager fees are presented net of Sponsor Support on the Company’s consolidated statements of equity. The Company will reimburse such expenses (i) immediately prior to or upon the occurrence of a liquidity event, including (A) the listing of the Company’s common stock on a national securities exchange or (B) a merger, consolidation or a sale of substantially all of the Company’s assets or any similar transaction or any transaction pursuant to which a majority of the Company’s board of directors then in office are replaced or removed, or (ii) upon the termination of the advisory agreement by the Company or by the Advisor. In each such case, the Company will only reimburse the Sponsor after the Company has fully invested the proceeds from the Offering and the Company’s stockholders have received, or are deemed to have received, in the aggregate, cumulative distributions equal to their invested capital plus a 6.0% cumulative, non-compounded annual pre-tax return on such invested capital.

The Company also has 50 million shares of preferred stock, $0.01 par value, authorized. No shares of preferred stock are issued or outstanding.

The Dealer Manager, a related party, provides dealer manager services in connection with the Offering. The Offering is a best efforts offering, which means that the Dealer Manager is not required to sell any specific number or dollar amount of shares of common stock in the Offering, but will use its best efforts to sell the shares of common stock. The Offering is a continuous offering that will end no later than two years after the effective date of the Offering, or March 23, 2019, unless extended by the Company’s board of directors for up to an additional one year or beyond, as permitted by the Securities and Exchange Commission. The Company may continue to offer shares through the reinvestment plan after the primary offering terminates until the Company has sold $250 million in shares through the distribution reinvestment plan.

As of June 30, 2017, the Company had sold 97,236 shares of its common stock (consisting of 10,536 Class A shares, 4,100 Class T shares and 82,600 Class I shares) in the Offering for aggregate net proceeds of $2,426,400. As of December 31, 2016, the Company had sold 8,180 shares of its common stock (consisting of 8,180 Class A shares, 0 Class T shares and 0 Class I shares) in the Offering for aggregate net proceeds of $200,001.

Distributions

On June 15, 2017, the Company’s board of directors authorized, and the Company declared, distributions for July 2017, based on an amount equal to $0.004253787 per day per share of Class A common stock, Class I common stock and Class T common stock, less, for holders of the shares of Class T common stock, the distribution fees that are payable with respect to shares of Class T common stock. The distributions begin to accrue on July 11, 2017. The distributions are payable by the 5th day following each month end to stockholders of record at the close of business each day during the prior month.

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

RODIN GLOBAL PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

To ensure that the Company has sufficient funds to cover cash distributions authorized and declared during the Offering, the Company and Sponsor entered into a distribution support agreement. The terms of the agreement provide that in the event that cash distributions exceed modified funds from operations (“MFFO”), defined as a supplemental measure to reflect the operating performance of a non-traded REIT, for any calendar quarter through March 23, 2019, the Sponsor shall purchase Class I shares from the Company in an amount equal to the distribution shortfall, up to $5,000,000 (less the amount from any shares purchased by the Sponsor in order to satisfy the Minimum Offering Requirement).

Redemptions

The Company has not redeemed any shares of its common stock as of June 30, 2017.

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

The share repurchase program includes numerous restrictions that limit stockholders’ ability to have their shares repurchased. Unless the Company’s board of directors determines otherwise, the funds available for repurchases in each quarter will be limited to the funds received from the distribution reinvestment plan in the prior quarter. The board of directors has complete discretion to determine whether all of such funds from the prior quarter’s distribution reinvestment plan will be applied to repurchases in the following quarter, whether such funds are needed for other purposes or whether additional funds from other sources may be used for repurchases. Further, during any calendar year, the Company may repurchase no more than 5% of the weighted-average number of shares outstanding during the prior calendar year. The Company also has no obligation to repurchase shares if the redemption would violate the restrictions on distributions under Maryland law, which prohibits distributions that would cause a corporation to fail to meet statutory tests of solvency. The Company may amend, suspend or terminate the program for any reason upon 10 business days’ notice.

Non-controlling Interest

The Special Unit Holder has invested $1,000 in the Operating Partnership and has been issued a special class of limited partnership units as part of the overall consideration for the services to be provided by the advisor. This investment has been recorded as non-controlling interest on the consolidated balance sheets as of June 30, 2017 and December 31, 2016, respectively.

Note 4 – Related Party Transactions

Pursuant to the advisory agreement between the Company and the Advisor, and subject to certain restrictions and limitations, the Advisor will be responsible for managing the Company’s affairs on a day-to-day basis and for identifying, originating, acquiring and managing investments on behalf of the Company. For providing such services, the Advisor will receive fees and reimbursements from the Company. The following summarizes these fees and reimbursements.

Organization and Offering Expenses. The Company will reimburse the Advisor and its affiliates for organization and offering costs it incurs on the Company’s behalf but only to the extent that the reimbursement does not cause the selling commissions, the dealer manager fee and the other organization and offering expenses borne by the Company to exceed 15.0% of gross offering proceeds as of the date of the reimbursement. If the Company raises the maximum offering amount in the primary Offering and under the distribution reinvestment plan, the Company estimates organization and offering expenses (other than selling commissions, dealer manager fees and distribution fees), in the aggregate, to be $12,500,000 or 1% of gross offering proceeds. These organization and offering costs include all costs (other than selling commissions, dealer manager fees and distribution fees) to be paid by the Company in connection with the Offering, including legal, accounting, printing, mailing and filing fees, charges of the transfer agent, charges of the Advisor for administrative services related to the issuance of shares in the Offering, reimbursement of bona fide due diligence expenses of broker-dealers, and reimbursement of the Advisor for costs in connection with preparing supplemental sales materials. The Advisor has agreed to advance all of the organization and offering expenses on the Company’s behalf (other than selling commissions, dealer manager fees and distribution fees) through the Escrow Break Anniversary. The Company will reimburse the Advisor for such costs ratably over the 36 months following the Escrow Break Anniversary; provided that the Company will not be

RODIN GLOBAL PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

obligated to pay any amounts that as a result of such payment would cause the aggregate payments for organization and offering costs paid by the Advisor to exceed 1% of gross offering proceeds as of such payment date. For purposes of calculating the NAV, the organization and offering costs paid by the Advisor through the Escrow Break Anniversary will not be reflected in the NAV until the Company reimburses the Advisor for these costs. As of June 30, 2017 and December 31, 2016, the Advisor had incurred $2,389,254 and $1,376,618, respectively, of organization and offering costs (other than selling commissions, dealer manager fees and distribution fees) on behalf of the Company. The amount the Company is liable for is limited to 1% of gross offering proceeds of the Offering, which at June 30, 2017 and December 31, 2016 is $24,316 and $0, respectively, and is included within Due to Related Parties in the accompanying consolidated balance sheet at June 30, 2017.

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

The Company will not pay any distribution fees on shares sold pursuant to the Company’s distribution reinvestment plan. The amount available for distributions on all Class T shares will be reduced by the amount of distribution fees payable with respect to the Class T shares issued in the primary Offering such that all Class T shares will receive the same per share distributions. As of June 30, 2017, the amount of distribution fees accrued by the Company is $4,184 and is included within Due to Related Parties in the accompanying consolidated balance sheet at June 30, 2017.

Asset Management Fees. Asset management fees consist of monthly fees equal to one-twelfth of 1.25% of the cost of the Company’s investments at the end of each month. In the case of investments made through joint ventures, the asset management fee will be determined based on the Company’s proportionate share of the underlying investment.

Other Operating Expenses. The Company will reimburse the Advisor’s costs of providing administrative services, subject to the limitation that the Company generally will not reimburse the Advisor for any amount by which the total operating expenses at the end of the four preceding fiscal quarters exceeds the greater of (i) 2.0% of average invested assets (as defined in the advisory agreement) and (ii) 25.0% of net income other than any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of investments for that period. After the end of any fiscal quarter for which the total operating expenses exceed this 2%/25% limitation for the four fiscal quarters then ended, if the Company’s independent directors exercise their right to conclude that this excess was justified, this fact will be disclosed in writing to the holders of shares of the Company’s common stock within 60 days. If the independent directors do not determine such excess expenses are justified, the Advisor is required to reimburse the Company, at the end of the four preceding fiscal quarters, by the amount that the Company’s aggregate annual total operating expenses paid or incurred exceed this 2%/25% limitation. As of June 30, 2017, no operating expenses have been reimbursed by the Company to the Advisor.

RODIN GLOBAL PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Cantor Fitzgerald & Co. serves as the Dealer Manager for the Offering. The Dealer Manager is a registered broker-dealer affiliated with the Sponsor. The Company entered into an agreement with the Dealer Manager and is obligated to pay various commissions and fees with respect to the Class A, Class T and Class I shares distributed in the Offering.

RODIN GLOBAL PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

For providing such services, the Dealer Manager will receive fees. The following summarizes these fees:

Selling Commissions. Selling commissions payable to the Dealer Manager consist of (i) up to 1.0% of gross offering proceeds paid by the Sponsor for Class A shares and Class T shares and (ii) up to 5.0% and 2.0% of gross offering proceeds from the sale of Class A shares and Class T shares, respectively, in the primary Offering. All or a portion of such selling commissions may be re-allowed to participating broker dealers. No selling commissions will be payable with respect to Class I Shares. During the periods ended June 30, 2017 and December 31, 2016, the Company incurred $6,858 and $0 of selling commissions, respectively. The Company has received the sponsor support payment due in the amount of $1,666 related to the period ended June 30, 2017.

Dealer Manager Fees. Dealer manager fees payable to the Dealer Manager consist of up to 3.0% of gross offering proceeds from the sale of Class A shares and Class T shares sold in the primary Offering and up to 1.5% of gross offering proceeds from the sale of Class I shares sold in the primary Offering, all of which will be paid by the Sponsor. A portion of such dealer manager fees may be re-allowed to participating broker dealers as a marketing fee. During the six months ended June 30, 2017 and 2016, the Company incurred $4,998 and $0 of dealer manager fees, respectively, of which $4,998 has been reimbursed by the Sponsor.

The Sponsor will pay a portion of selling commissions and all of the dealer manager fees, up to a total of 4.0% of gross offering proceeds from the sale of Class A shares, Class T shares and Class I shares, incurred in connection with the Offering. The Company will reimburse such expenses (i) immediately prior to or upon the occurrence of a liquidity event, including (A) the listing of the Company’s common stock on a national securities exchange or (B) a merger, consolidation or a sale of substantially all of the Company’s assets or any similar transaction or any transaction pursuant to which a majority of the Company’s board of directors then in office are replaced or removed, or (ii) upon the termination of the advisory agreement by the Company or by the Advisor. In each such case, the Company only will reimburse the Sponsor after the Company has fully invested the proceeds from the Offering and the Company’s stockholders have received, or are deemed to have received, in the aggregate, cumulative distributions equal to their invested capital plus a 6.0% cumulative, non-compounded annual pre-tax return on such invested capital. As of June 30, 2017 and December 31, 2016, the amount owed to the Company by the Sponsor for such fees is $1,666 and $0, respectively, and is included within Due from Related Party in the accompanying consolidated balance sheet.

Note 5 – Economic Dependency

The Company is dependent on the Advisor and its affiliates for certain services that are essential to the Company, including the sale of the Company’s shares of capital stock, acquisition and disposition decisions and certain other responsibilities. In the event that the Advisor is unable or unwilling to provide such services, the Company would be required to find alternative service providers.

Note 6 – Commitments and Contingencies

As of June 30, 2017 and December 31, 2016, the Company was not subject to litigation nor was the Company aware of any material litigation pending against it.

Note 7 – Subsequent Events

Real Estate Acquisition

On July 11, 2017, the Company, through a wholly-owned subsidiary of its Operating Partnership, acquired the fee simple interest in a retail property (the “Property”) located in Grand Rapids, MI at a contract purchase price of $7,936,508, exclusive of closing costs. The Company acquired the Property from Barnes Development Walker, LLC (the “Seller”). Seller is a third party and not affiliated with the Company.

The Property is 100% leased to Walgreen Co. (“Walgreens”), a subsidiary of Walgreens Boots Alliance Inc. (NASDAQ: WBA). Walgreens is rated investment grade by Moody’s and Standards & Poor’s. The lease is net whereby the tenant is required to pay substantially all operating expenses, including all costs to maintain and repair the roof and structure of the building, in addition to base rent.

On July 11, 2017, in connection with the purchase of the Property, a wholly-owned subsidiary of the Operating Partnership entered into a loan agreement (the “Loan”) with UBS AG with an outstanding principal amount of $4,500,000. The Loan provides for monthly interest payments and bears interest at an initial fixed rate of 4.1064% per annum through the anticipated repayment date July 6, 2027 and thereafter at a revised interest rate of 3.0% per annum plus the greater of the initial interest rate or the 10 year swap yield through the maturity date June 30, 2032.

RODIN GLOBAL PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Status of the Offering

As of August 10, 2017, the Company had sold an aggregate of 210,580 shares of its common stock (consisting of 52,684 Class A shares, 13,478 Class T shares, and 144,418 Class I shares) in the Offering resulting in net proceeds of $5,259,794 to the Company as payment for such shares.

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

Factors that could cause the Company’s results to be materially different include, but are not limited to the following:

•	the Company’s ability to successfully raise capital in the initial public offering (the “Offering”);

•	the Company’s dependence on the resources and personnel of Rodin Global Property Advisors, LLC (the “Advisor”), Cantor Fitzgerald Investors, LLC (the “Sponsor”) and their affiliates, including the Advisor’s ability to source and close on attractive investment opportunities on the Company’s behalf;

•	the performance of the Advisor and the Sponsor;

•	the Company’s ability to deploy capital quickly and successfully and achieve a diversified portfolio consistent with target asset classes;

•	the Company’s ability to access financing for its investments;

•	the Company’s liquidity;

•	the Company’s ability to make distributions to its stockholders, including from sources other than cash flow from operations;

•	the effect of paying distributions to stockholders from sources other than cash flow provided by operations;

•	the lack of a public trading market for the Company’s shares;

•	the impact of economic conditions on the tenants, borrowers and others who the Company depends on to make payments to it;

•	the Advisor’s ability to attract and retain sufficient personnel to support growth and operations;

•	the Company’s limited operating history;

•	difficulties in economic conditions generally and the real estate, debt, and securities markets specifically;

•	changes in the Company’s business or investment strategy;

•	environmental compliance costs and liabilities;

•	any failure in the Advisor’s due diligence to identify all relevant facts in the Company’s underwriting process or otherwise;

•	the impact of market and other conditions influencing the availability of equity versus debt investments and performance of the Company’s investments relative to its expectations and the impact on the actual return on invested equity, as well as the cash provided by these investments;

•	defaults on or non-renewal of leases by tenants, lease renewals at lower than expected rent, or failure to lease properties at all or on favorable rents and terms;

•	the degree and nature of the Company’s competition;

•	risks associated with using debt to fund the Company’s business activities, including re-financing and interest rate risks;

•	illiquidity of investments in the Company’s portfolio;

•	the Company’s ability to finance its transactions;

•	the effectiveness of the Company’s risk management systems;

•	availability of opportunities, including the Advisor’s ability to source and close on income-producing commercial properties and other real estate-related assets;

•	the Company’s ability to realize current and expected returns over the life of its investments;

•	the Company’s ability to maintain effective internal controls;

•	regulatory requirements with respect to the Company’s business, as well as the related cost of compliance;

•	the Company’s ability to qualify and maintain its qualification as a REIT for federal income tax purposes and limitations imposed on the Company’s business by its status as a REIT;

•	changes in laws or regulations governing various aspects of the Company’s business and non-traded REITs generally, including, but not limited to, changes implemented by the Department of Labor or FINRA and changes to laws governing the taxation of REITs;

•	the Company’s ability to maintain its exemption from registration under the Investment Company Act;

•	general volatility in domestic and international capital markets and economies;

•	effect of regulatory actions, litigation and contractual claims against the Company and its affiliates, including the potential settlement and litigation of such claims;

•	the impact of any conflicts arising among the Company and the Sponsor and its affiliates;

•	the adequacy of the Company’s cash reserves and working capital;

•	increases in interest rates, operating costs, or greater than expected capital expenditures;

•	the timing of cash flows, if any, from the Company’s investments; and

•	other risks associated with investing in the Company’s targeted investments.

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

Overview

Rodin Global Property Trust, Inc. is a Maryland corporation that intends to qualify as a real estate investment trust (“REIT”) beginning with the taxable year ending December 31, 2017. The Company is externally managed by Rodin Global Property Advisors, LLC (the “Advisor”), a Delaware limited liability company and wholly-owned subsidiary of the Company’s sponsor, Cantor Fitzgerald Investors, LLC (the “Sponsor”). The Company is a commercial real estate company formed to invest in and manage a diversified portfolio of income-producing commercial properties and other real estate-related assets. The Company intends to invest primarily in the acquisition of single-tenant net leased commercial properties located in the United States (“U.S.”), United Kingdom and other European countries.

The Company was incorporated in the State of Maryland on February 2, 2016 under the name Rodin Global Access Property Trust, Inc. On September 12, 2016, the Company changed its name to Rodin Global Property Trust, Inc.

The Company plans to own substantially all of its assets and conduct its operations through Rodin Global Property Trust Operating Partnership, LP (the “Operating Partnership”). The Company is the sole general partner and limited partner of the Operating Partnership and the Sponsor’s wholly owned subsidiary, Rodin Global Property Trust OP Holdings, LLC (the “Special Unit Holder”), is the sole special unit holder of the Operating Partnership.

On February 2, 2016, the Company was capitalized with a $201,001 investment by the Sponsor. The Company has registered with the Securities and Exchange Commission (“SEC”) an offering of up to $1.25 billion in shares of common stock, consisting of up to $1.0 billion in shares in the Company’s primary offering and up to $250 million in shares pursuant to its distribution reinvestment plan (the “Offering”). The Company’s Registration Statement was declared effective by the SEC on March 23, 2017. As of May 18, 2017, the Company satisfied the Minimum Offering Requirement as a result of the purchase of $2.0 million in Class I Shares by the Sponsor and the Company’s board of directors authorized the release of $2.0 million in proceeds from escrow. As of August 10, 2017, the Company had sold 210,580 shares of its common stock in the Offering for aggregate net proceeds of $5,259,794.

The Company determines its NAV as of the end of each quarter commencing with the quarter ended June 30, 2017. Prior to the Company determining its NAV, the Company sold its shares on a continuous basis at a price of $26.32 per Class A Share, $25.51 per Class T Share and $25.00 per Class I Share. The board of directors adjusts the offering prices of each class of shares such that the purchase price per share for each class equals the NAV per share as of the most recent valuation date, as determined on a quarterly basis, plus applicable upfront selling commissions and dealer manager fees, less applicable Sponsor Support. The Company intends to publish any adjustment to the NAV and the corresponding adjustments to the offering prices of its shares ordinarily within 45 days after the end of the applicable fiscal quarter. As of June 30, 2017, the Company’s NAV was $24.64 per Class A Share, $24.64 per Class T Share and $24.64 per Class I Share. Accordingly, effective August 21, 2017, the new offering price will be $24.64 per Class A Share, $24.64 per Class T Share and $24.64 per Class I Share. For further discussion of the Company’s NAV calculation, please see “Net Asset Value”.

The Company intends to invest primarily in the acquisition of single-tenant net leased commercial properties. The Company may also originate and invest in loans related to net leased commercial properties and invest in commercial real estate related securities. All properties will be acquired by the Company and managed by the Advisor. As of June 30, 2017, the Company had not acquired any properties or real estate related securities. The number and type of properties or real estate-related securities that the Company acquires will depend upon real estate market conditions, the amount of proceeds the Company raises in its offerings and other circumstances existing at the time the Company is acquiring such assets.

The Company has no direct employees and has retained the Advisor to manage its affairs on a day-to-day basis. The Advisor’s responsibilities include, but are not limited to, providing real estate-related services, including services related to originating investments, negotiating financing, and providing property-level asset management services, property management services, leasing and construction oversight services and disposition services, as needed. The Advisor is a wholly owned subsidiary of the Sponsor and therefore, the Advisor and Sponsor are related parties. The Advisor and its affiliates receive, as applicable, compensation, fees and expense reimbursements for services related to the investment and management of the Company’s assets. Such entities receive fees, distributions and other compensation during the offering, acquisition, operational and liquidation stages.

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

Critical Accounting Policies

Below is a discussion of the accounting policies that management believes are critical to the Company’s principal operations. The Company considers these policies critical because they involve significant judgments and assumptions, and they require estimates about matters that are inherently uncertain and they are important for understanding and evaluating the Company’s reported financial results. The accounting policies have been established to conform with generally accepted accounting principles in the United States (“U.S. GAAP”). The preparation of the financial statements in accordance with U.S. GAAP requires management to use judgments in the application of such policies. These judgments affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in the Company’s financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of the Company’s results of operations to those of companies in similar businesses.

Reimbursement of Organization and Offering Costs

The Advisor has agreed to pay, on behalf of the Company, all organizational and offering costs (including legal, accounting, and other costs attributable to the Company’s organization and offering, but excluding upfront selling commissions, dealer manager fees and distribution fees) (“Initial O&O Costs”) through the Escrow Break Anniversary. The Company is not required to reimburse the Advisor for payment of the Initial O&O Costs prior to the Escrow Break Anniversary. Following the Escrow Break Anniversary, the Company will reimburse the Advisor for payment of the Initial O&O Costs ratably over a 36-month period; provided, however, that the Company shall not be obligated to pay any amounts that as a result of such payment would cause the aggregate payments for Initial O&O Costs (less selling commissions, dealer manager fees and distribution fees) paid to the Advisor to exceed 1% of gross offering proceeds of the Offering as of such payment date. Any amounts not reimbursed in any period shall be included in determining any reimbursement for a subsequent period.

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

Income Taxes

As a REIT, the Company is not subject to U.S. federal income tax with respect to the portion of the Company’s income that meets certain criteria and is distributed annually to stockholders. The Company intends to operate in a manner that allows it to meet the requirements for taxation as a REIT. Many of these requirements, however, are highly technical and complex. The Company will monitor the business and transactions that may potentially impact the Company’s REIT status. If the Company were to fail to meet these requirements, it could be subject to U.S. federal income tax on the Company’s taxable income at regular corporate rates. The Company would not be able to deduct distributions paid to stockholders in any year in which it fails to qualify as a REIT. The Company would also be disqualified for the four taxable years following the year during which qualification was lost unless the Company was entitled to relief under specific statutory provisions.

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

Results of Operations

During the six months ended June 30, 2017, the Company commenced its principal operations upon successfully meeting its Minimum Offering Requirement on May 18, 2017. The Company is dependent upon the proceeds from the Offering in order to conduct its investment activities and intends to make investments with the capital received from the Offering. As of June 30, 2017, the Company has not acquired any properties or other assets.

The Company incurred general and administrative expenses of $31,878 during the six months ended June 30, 2017. Such costs consist of board of director fees, related board meeting expenses and audit fees.

From February 2, 2016 (date of the Company’s initial capitalization) through June 30, 2016, the Company had not commenced its principal operations and was focused on its formation and the registration of the Offering.

Net Asset Value

On August 9, 2017 the Company’s board of directors approved an estimated net asset value as of June 30, 2017 of $24.64 per share for Class A , Class I or Class T shares. The calculation of the Company’s estimated net asset value was performed by Robert A. Stanger & Co., Inc., its independent valuation firm, in accordance with the procedures described in the “Net Asset Value Calculation and Valuation Procedures” section of the Company’s prospectus. Although the independent valuation firm performs the calculation of the Company’s estimated NAV, the Company’s board of directors is solely responsible for the determination of the Company’s estimated NAV.

The purchase price per share for each class of the Company’s common stock will generally equal the prior quarter’s NAV per share, as determined quarterly, plus applicable selling commissions and dealer manager fees. The NAV for each class of shares is based on the value of the Company’s assets and the deduction of any liabilities, and any distribution fees applicable to such class of shares.

The following table provides a breakdown of the major components of the Company’s NAV:

Components of NAV	June 30, 2017
Cash and cash equivalents	$2,406,934
Stock subscriptions receivable	18,800
Due from related party	1,666
Distribution fee (1)	(36)
Other liabilities	(31,110)

Net Asset Value	$2,396,254

Number of outstanding shares	97,236

Note:

(1)	Distribution fee only relates to Class T Shares.

NAV Per Share	Class A Shares	Class T Shares	Class I Shares	Total
Total Gross Assets at Fair Value	$263,021	$102,352	$2,062,027	$2,427,400
Distribution fees due and payable	—	(36)	—	(36)
Other liabilities	(3,371)	(1,312)	(26,427)	(31,110)

Quarterly NAV	$259,650	$101,004	$2,035,600	$2,396,254
Number of outstanding shares	10,536	4,100	82,600	97,236

NAV per share	$24.64	$24.64	$24.64	—

The following table reconciles stockholders’ equity per the Company’s consolidated balance sheet to the Company’s NAV:

Reconciliation of Stockholders’ Equity to NAV	June 30, 2017
Stockholders’ equity under U.S. GAAP	$2,367,790
Adjustments:
Accrued distribution fee(1)	4,148
Organization and offering costs	24,316

NAV	$2,396,254

Note:

(1)	Accrued distribution fee only relates to Class T Shares.

The following details the adjustments to reconcile GAAP stockholders’ equity to the Company’s NAV:

•	Accrued distribution fee represents the accrual for the full cost of the distribution fee for Class T shares. Under U.S. GAAP, the Company accrued the full cost of the distribution fee as an offering cost at the time it sells the Class T shares. For purposes of NAV, the Company recognizes the distribution fee as a reduction of NAV on a quarterly basis as such fee is paid.

•	The Advisor has agreed to pay the Initial O&O costs on the Company’s behalf through May 18, 2018, the Escrow Break Anniversary. Such costs will be reimbursed to the Advisor, ratably, by the Company, over 36 months beginning on May 19, 2018, subject to a maximum of 1% of gross offering proceeds. Under U.S. GAAP, the Company’s reimbursement liability pertaining to the Initial O&O costs is recorded as Due to Related Party in the Company’s consolidated balance sheet. For NAV, such costs will be recognized as a reduction in NAV as they are reimbursed.

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

The Company expects to use debt financing as a source of capital. The Company’s charter limits the Company from incurring debt if the Company’s borrowings exceed 300% of the cost of the Company’s net assets, which is estimated to approximate 75% of the cost of its tangible assets (before deducting depreciation or other non-cash reserves), though the Company may exceed this limit under certain circumstances. Once the Company has fully deployed the proceeds of the Offering, the Company expects its debt financing and other liabilities may likely be approximately 50% of the cost of its tangible assets (before adjusting for depreciation or other non-cash reserves), although it may exceed this level during the offering stage. As of June 30, 2017, the Company does not have any outstanding debt.

In addition to making investments in accordance with its investment objectives, the Company uses its capital resources to make certain payments to the Advisor and Cantor Fitzgerald & Co. (the “Dealer Manager”). During the organization and offering stage, payments are made to the Dealer Manager for selling commissions, dealer manager fees, and distribution fee payments and to the Advisor for reimbursement of certain organization and offering costs. With regards to the total organization and offering costs, including selling commissions, dealer manager fees, distribution fees and reimbursement of other organization and offering costs, will not exceed 15% of the gross proceeds of the Offering, including proceeds from sales of shares under the Company’s distribution reinvestment plan. Additionally, the Company expects to make payments to the Advisor in connection with the management of its assets and costs incurred by the Advisor in providing services to the Company.

The Company anticipates that over time adequate cash will be generated from operations to fund its operating and administrative expenses, continuing debt service obligations and the payment of distributions. However, the Company’s ability to finance its operations is subject to some uncertainties. The Company’s ability to generate working capital is dependent on its ability to attract and retain tenants, investments that generate cash flow, and the economic and business environments of the various markets in which the Company’s properties will be located. The Company’s ability to sell its assets is partially dependent upon the state of real estate markets and the ability of purchasers to obtain financing at reasonable commercial rates. In general, the Company policy is to pay distributions from cash flow from operations but should operations not be sufficient to fund cash distributions, the Company has entered into a distribution support agreement with the Sponsor to purchase up to $5 million in Class I shares from the Company (less the amount of any shares purchased by the Sponsor in order to satisfy the Minimum Offering Requirement, through March 23, 2019, to provide additional cash support distributions (the “Distribution Support Agreement”). However, if the Company has not generated sufficient cash flow from its operations and other sources, such as from the Distribution Support Agreement, advances from the Advisor, or the Advisor’s deferral, suspension and/or waiver of its fees and expense reimbursements, to fund distributions, the Company may use the proceeds from the Offering for such purposes. Moreover, the Company’s board of directors may change its policy to generally pay distributions from cash flow from operations, in its sole discretion, at any time.

Cash Flows

The following table provides a breakdown of the net change in the Company’s cash and cash equivalents:

Six Months Ended June 30, 2017
Cash flows provided by operating activities	$—
Cash flows provided by financing activities	2,205,933

Increase in cash and cash equivalents	$2,205,933

Cash flows provided by operating activities were $0 during the six months ended June 30, 2017.

Cash flows provided by financing activities were $2,205,933 during the six months ended June 30, 2017 resulting from the net proceeds received from the Offering of $2,226,399 reduced by the subscription and sponsor support receivables of $18,800 and $1,666, respectively.

From February 2, 2016 (date of the Company’s initial capitalization) through June 30, 2016, the Company had not commenced its principal operations and as such, comparative results have not been analyzed.

Distributions

On June 15, 2017, the Company’s board of directors authorized, and the Company declared, distributions for July of 2017, based on an amount equal to $0.004253787 per day per share of Class A common stock, Class I common stock and Class T common stock, less, for holders of the shares of Class T common stock, the distribution fees that are payable with respect to shares of Class T common stock. The distributions begin to accrue on July 11, 2017. The distributions are payable by the 5th day following each month end to stockholders of record at the close of business each day during the prior month.

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

Election as a REIT

The Company intends to elect and qualify to be taxed as a REIT under Sections 856 through 860 of the Code, effective for the Company’s taxable year ending December 31, 2017. The Company believes that it will be organized and will operate in such a manner as to qualify for taxation as a REIT under the Code. The Company intends to operate in such a manner to qualify for taxation as a REIT, but no assurance can be given that the Company will operate in a manner so as to qualify or remain qualified as a REIT. In order to qualify and continue to qualify for taxation as a REIT, the Company must distribute annually at least 90% of the Company’s REIT taxable income. REITs are subject to a number of other organizational and operational requirements. Even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, as well as federal income and excise taxes on its undistributed income.

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

Off-Balance Sheet Arrangements

As of June 30, 2017, the Company had no off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on the Company’s financial condition, revenue and expenses, results of operations, liquidity, capital expenditures, or capital resources.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

The Company’s primary market risk exposure will be interest rate risk with respect to its indebtedness, credit risk and market risk with respect to use of derivative financial instruments for hedging purposes and foreign currency risk relating to investments made outside of the United States. As of June 30, 2017, the Company has made no investments, incurred no indebtedness, and has not used any derivative financial instruments.

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

Unregistered Sales of Equity Securities

None.

Use of Proceeds

On March 23, 2017, the Company’s Registrations Statement on Form S-11 (File No. 333-214310), was declared effective by the SEC. On May 18, 2017, the Company satisfied the Minimum Offering Requirement as a result of the Sponsor purchasing $2.0 million in Class I Shares at $25.00 per share. As of June 30, 2017, the initial offering price of each class of the Company’s common stock was $26.32 per Class A Share, $25.51 per Class T Share and $25.00 per Class I Share, plus applicable selling commissions and dealer manager fees. Effective August 21, 2017, the new offering price will be $24.64 per Class A Share, $24.64 per Class T Share and $24.64 per Class I Share.

As of June 30, 2017, the Company issued the following shares of common stock and raised the following gross proceeds in connection with the Offering:

	Shares sold	Gross offering proceeds
Primary Offering	97,236	$2,431,592

For the period from the commencement of the Offering through June 30, 2017, the Company issued 97,236 shares of common stock generating total gross proceeds of $2,431,592.

During this time, the Company also incurred $5,192 in selling commissions net of Sponsor Support in connection with the issuance and distribution of our registered securities.

The net proceeds received from the Offering, after deducting the total expenses incurred as described above, were $2,426,400. Consequently, as of June 30, 2017 the ending cash and cash equivalents balance increased by $2,405,934, and the Company recorded an increase in receivables and non-controlling interest of $20,466 and $1,000 respectively.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

During the six months ended June 30, 2017, the Company did not repurchase any shares of common stock.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

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
Steve Bisgay Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Dated: August 11, 2017

EXHIBITS INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description

31.1*	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Written statements of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	XBRL (eXtensible Business Reporting Language). As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act and Section 18 of the Exchange Act

*	Filed herewith