Form 10-Q
period 2017-09-30
RODIN GLOBAL PROPERTY TRUST, INC.
filed 2017-11-14
CIK 1666244

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of November 10, 2017, the registrant had 314,722 Class A shares, 154,547 Class I shares, and 152,398 Class T shares of $0.01 par value common stock outstanding.

RODIN GLOBAL PROPERTY TRUST, INC.

TABLE OF CONTENTS

Page

PART I - FINANCIAL INFORMATION	3

Item 1. Financial Statements (Unaudited)	3

Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016	3

Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2017 and for the Three Months Ended September 30, 2016 and for the Period February 2, 2016 (date of initial capitalization) through September 30, 2016	4

Consolidated Statements of Changes in Equity for the Nine Months Ended September 30, 2017 and for the Period February 2, 2016 (date of initial capitalization) through December 31, 2016	5

Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2017 and for the Period February 2, 2016 (date of initial capitalization) through September 30, 2016	6

Notes to Consolidated Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.	23

Item 3. Quantitative and Qualitative Disclosures About Market Risk.	40

Item 4. Controls and Procedures.	40

PART II - OTHER INFORMATION	41

Item 1. Legal Proceedings.	41

Item 1A. Risk Factors.	41

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	41

Item 3. Defaults Upon Senior Securities.	41

Item 4. Mine Safety Disclosures.	42

Item 5. Other Information.	42

Item 6. Exhibits.	42

Signatures	44

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

RODIN GLOBAL PROPERTY TRUST, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2017	December 31, 2016
Assets
Investment in real estate, net of accumulated depreciation of $39,241	$6,663,959	$—
Investment in real estate-related assets	4,601,531	—
Intangible assets, net of accumulated amortization of $18,381	1,297,666	—
Cash and cash equivalents	612,453	201,001
Stock subscriptions receivable	419,547	—
Prepaid expenses and other assets	6,642	—
Due from related party	26,606	—
Total assets	$13,628,404	$201,001
Liabilities and Equity
Liabilities
Loan payable, net of deferred financing costs of $80,123	$4,419,877	$—
Accounts payable and accrued expenses	171,726	—
Accrued interest payable	10,266	—
Distributions payable	36,710	—
Due to related parties	1,018,327	—
Total liabilities	5,656,906	—
Stockholders' equity
Controlling interest
Preferred stock, $0.01 par value per share, 50,000,000 and 0 shares authorized, and 0 issued and outstanding at September 30, 2017 and December 31, 2016, respectively	—	—
Class A common stock, $0.01 par value per share, 160,000,000 and 300,000 shares authorized, and 148,578 and 8,180 issued and outstanding at September 30, 2017 and December 31, 2016, respectively	1,486	82
Class T common stock, $0.01 par value per share, 200,000,000 and 0 shares authorized, and 78,210 and 0 issued and outstanding at September 30, 2017 and December 31, 2016, respectively	782	—
Class I common stock, $0.01 par value per share, 40,000,000 and 0 shares authorized, and 144,546 and 0 issued and outstanding at September 30, 2017 and December 31, 2016, respectively	1,445	—
Additional paid-in capital	9,046,163	199,919
Accumulated deficit and cumulative distributions	(1,079,378)	—
Total controlling interest	7,970,498	200,001
Non-controlling interests in subsidiaries	1,000	1,000
Total stockholders' equity	7,971,498	201,001
Total liabilities and stockholders' equity	$13,628,404	$201,001

See accompanying notes to consolidated financial statements

RODIN GLOBAL PROPERTY TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

				For the Period
				February 2, 2016
				(date of
	For the Three Months Ended		For the Nine	initial capitalization)
	September 30,		Months Ended	through
	2017	2016	September 30, 2017	September 30, 2016
Revenues
Rental revenues	$105,248	$—	$105,248	$—
Total revenues	105,248	—	105,248	—
Operating expenses:
General and administrative expenses	965,327	—	997,205	—
Depreciation and amortization	51,311	—	51,311	—
Management fees	31,774	—	31,774	—
Total operating expenses	1,048,412	—	1,080,290	—
Other income (expense):
Income from investment in real estate-related assets	21,531	—	21,531	—
Interest expense	(43,904)	—	(43,904)	—
Total other income (expense)	(22,373)	—	(22,373)	—
Net income (loss)	(965,537)	—	(997,415)	—
Net income (loss) attributable to non-controlling interest	—	—	—	—
Net income (loss) attributable to common stockholders	$(965,537)	$—	$(997,415)	$—
Weighted average shares outstanding	231,757	8,180	96,271	8,180
Net income (loss) per common share - basic and diluted	$(4.17)	$—	$(10.36)	$—

See accompanying notes to consolidated financial statements

RODIN GLOBAL PROPERTY TRUST, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

	Stockholders' Equity
								Accumulated
	Common Stock						Additional	Deficit and	Non-
	Class A		Class T		Class I		Paid-In	Cumulative	controlling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Distributions	interest	Equity
Balance as of February 2, 2016	8,180	$82	—	$—	—	$—	$199,919	$—	$1,000	$201,001
Common stock	—	—	—	—	—	—	—	—	—	—
Distribution reinvestment	—	—	—	—	—	—	—	—	—	—
Offering costs	—	—	—	—	—	—	—	—	—	—
Net income (loss)	—	—	—	—	—	—	—	—	—	—
Distributions declared on common stock	—	—	—	—	—	—	—	—	—	—
Balance as of December 31, 2016	8,180	$82	—	$—	—	$—	$199,919	$—	$1,000	$201,001

	Stockholders' Equity
								Accumulated
	Common Stock						Additional	Deficit and	Non-
	Class A		Class T		Class I		Paid-In	Cumulative	controlling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Distributions	interest	Equity
Balance as of January 1, 2017	8,180	$82	—	$—	—	$—	$199,919	$—	$1,000	$201,001
Common stock	140,191	1,402	78,182	782	144,501	1,445	9,232,913	—	—	9,236,542
Distribution reinvestment	207	2	28	—	45	—	6,925	—	—	6,927
Offering costs	—	—	—	—	—	—	(393,594)	—	—	(393,594)
Net income (loss)	—	—	—	—	—	—	—	(997,415)	—	(997,415)
Distributions declared on common stock	—	—	—	—	—	—	—	(81,963)	—	(81,963)
Balance as of September 30, 2017	148,578	$1,486	78,210	$782	144,546	$1,445	$9,046,163	$(1,079,378)	$1,000	$7,971,498

See accompanying notes to consolidated financial statements

RODIN GLOBAL PROPERTY TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

		For the Period
		February 2, 2016
		(date of initial
	For the Nine	capitalization)
	Months Ended	through
	September 30,	September 30,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$(997,415)	$—
Adjustments to reconcile net loss to net cash provided by operating activities:		—
Depreciation and amortization	51,311	—
Amortization of above-market lease intangibles	6,311	—
Amortization of deferred financing costs	1,813	—
Income from investment in real estate-related assets	(21,531)	—
Changes in assets and liabilities:		—
(Increase) in prepaid expenses and other assets	(6,642)	—
Increase in accounts payable	171,726	—
Increase in accrued interest payable	10,266	—
Increase in due to related parties	847,283	—
Net cash provided by operating activities	63,122	—
Cash flows from investing activities:
Acquisition of real estate	(8,019,247)	—
Purchase of interest in real estate-related assets	(4,580,000)	—
Net cash used in investing activities	(12,599,247)	—
Cash flows from financing activities:
Proceeds from issuance of common stock, net	8,567,839	—
Borrowing from loan payable	4,500,000	—
Payment of deferred financing costs	(81,936)	—
Distributions	(38,326)	—
Net cash provided by financing activities	12,947,577	—
Increase in cash and cash equivalents	411,452	—
Cash and cash equivalents, at beginning of period	$201,001	$201,001
Cash and cash equivalents, at end of period	$612,453	$201,001

Supplemental disclosure of cash flow information:
Cash paid for interest	$31,825	$—

Non-cash financing activities:
Distributions payable	$36,710	$—
Distribution reinvestment	$6,927	$—

See accompanying notes to consolidated financial statements

RODIN GLOBAL PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Organization and Business Purpose

Rodin Global Property Trust, Inc. (the “Company”) was formed on February 2, 2016 as a Maryland corporation with the expectation to qualify as a real estate investment trust (“REIT”) for United States (“U.S.”) federal income tax purposes beginning with the taxable year ending December 31, 2017. The Company’s consolidated financial statements include Rodin Global Property Trust Operating Partnership, L.P. (the “Operating Partnership”) and its operating subsidiaries. Substantially all of the Company’s business is expected to be conducted through the Operating Partnership, a Delaware partnership formed on February 11, 2016. The Company is the sole general and limited partner of the Operating Partnership. Unless the context otherwise requires, the “Company” refers to the Company and the Operating Partnership.

On February 2, 2016, the Company was capitalized with a $200,001 investment by the Company’s sponsor, Cantor Fitzgerald Investors, LLC (“CFI”) through the purchase of 8,180 Class A shares of common stock. In addition, a wholly owned subsidiary of CFI, Rodin Global Property Trust OP Holdings, LLC (the “Special Unit Holder”), has invested $1,000 in the Operating Partnership and has been issued a special class of limited partnership units (“Special Units”), which is recorded as a non-controlling interest on the consolidated balance sheet as of September 30, 2017. On May 18, 2017, the Company satisfied the minimum offering requirement as a result of CFI’s purchase of $2.0 million in Class I shares (the “Minimum Offering Requirement”).

The Company is a commercial real estate company formed to invest in and manage a diversified portfolio of income-producing commercial properties and other real estate-related assets. The Company intends to invest primarily in the acquisition of single-tenant net leased commercial properties located in the U.S., United Kingdom and other European countries. The Company may also originate and invest in loans related to net leased commercial properties and invest in commercial real estate-related securities.

As of September 30, 2017, the Company owned one property located in Grand Rapids, Michigan (the “GR Property”), and an interest in a Delaware Statutory Trust (“DST”), which owns seven properties (individually a “DST Property” and collectively the “DST Properties”) through an investment in real estate-related assets (See Note 3 and Note 6).

The Company is externally managed by Rodin Global Property Advisors, LLC (the “Advisor”), a Delaware limited liability company and wholly owned subsidiary of CFI. CFI is a wholly owned subsidiary of CFIM Holdings, LLC, which is a wholly owned subsidiary of Cantor Fitzgerald, L.P. (“CFLP”).

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements are presented in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments and eliminations, consisting only of normal recurring adjustments necessary for a fair presentation in conformity with U.S. GAAP.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, the Operating Partnership and any single member limited liability companies or other entities which are consolidated in accordance with U.S. GAAP. The Company consolidates Variable Interest Entities (“VIE”) where it is the primary beneficiary and voting interest entities which are generally majority owned or otherwise controlled by the Company. All significant intercompany balances are eliminated in consolidation.

RODIN GLOBAL PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and highly liquid investments with original maturities of three months or less.

Prepaid Expenses and Other Assets

Prepaid expenses and other assets consist primarily of prepaid insurance and other prepaid operating expenses.

Investment in Real Estate, net

Real estate assets are stated at cost, less accumulated depreciation and amortization. Amounts capitalized to real estate assets consist of the costs of acquisition, including certain acquisition-related expenses, major improvements and betterments that extend the useful life of the real estate assets and leasing costs. All repairs and maintenance costs are expensed as incurred. In 2017, the Company early adopted Accounting Standards Update (“ASU”) No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”), which clarifies the definition of a business by adding guidance to assist entities in evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The Company’s investment in real estate qualifies as an asset acquisition, and as such, certain acquisition-related expenses are capitalized.

Upon the acquisition of real estate properties, the Company allocates the purchase price in accordance with ASU 2017-01, to acquired tangible assets, consisting of land, buildings and improvements, and to identified intangible assets and liabilities, consisting of the value of above- and/or below-market leases and the value of in-place leases, based in each case on their respective fair values. The Company utilizes independent appraisals to assist in the determination of the fair values of the tangible assets of an acquired property (which includes land and buildings). The information in the appraisal, along with any additional information available to the Company’s management, is used in estimating the amount of the purchase price that is allocated to land. Other information in the appraisal, such as building value and market rents, may be used by the Company’s management in estimating the allocation of purchase price to the building and to intangible lease assets and liabilities. The appraisal firm has no involvement in management’s allocation decisions other than providing this market information.

The Company considers the period of future benefit of each respective asset to determine its appropriate useful life. The estimated useful lives of the Company’s real estate assets by class are generally as follows:

Description	Depreciable Life
Buildings	39 years
Site improvements	Over lease term
Intangible lease assets	Over lease term

The determination of the fair values of the real estate assets and liabilities acquired requires the use of significant assumptions with regard to the current market rental rates, rental growth rates, capitalization and discount rates, interest rates and other variables. The use of alternative estimates may result in a different allocation of the Company’s purchase price, which could materially impact the Company’s results of operations.

The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate assets may not be recoverable. Impairment indicators that the Company considers include, but are not limited to, bankruptcy or other credit concerns of a property’s major tenant, such as a history of late payments, rental concessions and other factors, a significant decrease in a property’s revenues due to lease terminations, vacancies, co-tenancy clauses, reduced lease rates or other circumstances. When indicators of potential impairment are present, the Company assesses the recoverability of the assets by determining whether the carrying amount of the assets will be recovered through the undiscounted future cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying amount, the Company will adjust the real estate assets to their respective fair values and recognize an impairment loss. Generally, fair value is determined using a discounted cash flow analysis and recent comparable sales transactions. No impairment losses were recorded during the nine months ended September 30, 2017 after the Company assessed the recoverability of its assets.

RODIN GLOBAL PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Investment in Real Estate-Related Assets

The Company accounts for its investment in real estate-related assets under the equity method of accounting. Under the equity method, the investment is adjusted each period for capital contributions and distributions and its share of the entity’s net income (loss). Capital contributions, distributions and net income (loss) of such entities are recorded in accordance with the terms of the governing documents. An allocation of net income (loss) may differ from the stated ownership percentage interest in such entity as a result of preferred returns and allocation formulas, if any, as described in such governing documents. Equity method investments are recognized using a cost accumulation model in which the investment is recognized based on the cost to the investor, which includes acquisition related expenses. Investments in unconsolidated real estate-related assets are periodically reviewed for impairment based on projected cash flows from the underlying investment. If an impairment is identified, the carrying value of the investment will be reduced to the anticipated recoverable amount.  As of September 30, 2017, no impairment has been identified.

Variable Interest Entities

The Company determines if an entity is a VIE in accordance with U.S. GAAP.  For an entity in which the Company has acquired an interest, the entity will be considered a VIE if both of the following characteristics are not met: 1) the equity investors in the entity have the characteristics of a controlling financial interest and 2) the equity investors’ total investment at risk is sufficient to finance the entity’s activities without additional subordinated financial support. The Company makes judgments regarding the sufficiency of the equity at risk based first on a qualitative analysis, then a quantitative analysis, if necessary. A qualitative analysis is generally based on a review of the design of the entity, including its control structure and decision-making abilities, and also its financial structure. In a quantitative analysis, the Company would incorporate various estimates, including estimated future cash flows, assumed hold periods and capitalization/discount rates.

If an entity is determined to be a VIE, the Company then determines whether to consolidate the entity as the primary beneficiary. The primary beneficiary has both (i) the authority to direct the activities that most significantly impact the VIE’s economic performance and (ii) the right to receive economic benefits from the VIE that could potentially be significant to the VIE and, in the event of economic losses, the obligation to absorb the losses.

The Company evaluates all of its significant investments in real estate-related assets to determine if they are VIEs utilizing judgments and estimates that are inherently subjective. If different judgments or estimates were used for these evaluations, it could result in differing conclusions as to whether or not an entity is a VIE and whether or not to consolidate such entity. As of September 30, 2017, the Company concluded that it did have an investment in a VIE and because the Company is not the primary beneficiary, it will not consolidate such entity, as described in further detail in Note 10.

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

Deferred Financing Costs

Costs incurred in connection with obtaining financing are capitalized and amortized over the term of the related loan on a straight-line basis, which approximates the effective interest method. The carrying value of the deferred financing costs at September 30, 2017 and December 31, 2016 was $80,123 and $0, respectively which is net of accumulated amortization of $1,813 and $0, respectively, and recorded as an offset to the related debt. For the nine months ended September 30, 2017 and the period February 2, 2016 through December 31, 2016 amortization of deferred financing costs was $1,813 and $0, respectively, and is included in Interest expense on the accompanying statement of operations.

Revenue Recognition

Rental revenue is recognized on a straight-line basis over the life of the respective leases.

RODIN GLOBAL PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Risks and Uncertainties

Financial instruments that potentially subject the Company to concentrations of credit risk include cash and cash equivalents. At times, balances with any one financial institution may exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. The Company believes it mitigates this risk by investing its cash with high-credit quality financial institutions.

The GR Property and DST Properties are 100% leased to Walgreen Co. (“Walgreens”), a subsidiary of Walgreens Boots Alliance Inc. (NASDAQ: WBA). If Walgreens were to default on its obligation subject to each lease, it could negatively affect returns at the portfolio level. The Company believes it mitigates this risk by employing a comprehensive set of controls around acquisitions which include detailed due diligence of all lessees.  In addition, the company monitors published credit ratings of its tenants. Walgreens is rated investment grade by Moody’s and Standard & Poor’s.

Stock Subscriptions Receivable

As prescribed by Accounting Standards Codification (“ASC”) 505, Stock subscriptions receivable represent the purchase of common stock for which the Company has not yet received payment from the purchaser. As of September 30, 2017 and December 31, 2016, the amount of stock subscriptions receivable was $419,547 and $0, respectively. The amount outstanding was received by the Company on October 2, 2017.

Due from Related Party

Due from related party represents amounts owed to the Company by CFI pursuant to the terms of the Sponsor Support Agreement for the reimbursement of selling commissions and marketing fees, which at September 30, 2017 and December 31, 2016 was $26,606 and $0, respectively. The amount outstanding was received by the Company on October 3, 2017.

Due to Related Parties

Due to related parties is comprised of amounts contractually owed by the Company to certain related parties under the terms of such related party agreements, which at September 30, 2017 and December 31, 2016 was $1,018,327 and $0, respectively (See Note 9).

Organization and Offering Costs

The Advisor has agreed to pay, on behalf of the Company, all organizational and offering costs (including legal, accounting, and other costs attributable to the Company’s organization and offering, but excluding upfront selling commissions, dealer manager fees and distribution fees) (“Initial O&O Costs”) through the first anniversary of the date on which the Company satisfies the Minimum Offering Requirement, which will be May 18, 2018 (the “Escrow Break Anniversary”). Following the Escrow Break Anniversary, the Company will reimburse the Advisor for payment of organization and offering costs ratably over a 36-month period; provided, however, that the Company shall not be obligated to pay any amounts that as a result of such payment would cause the aggregate payments for organization and offering costs (less selling commissions, dealer manager fees and distribution fees) paid to the Advisor to exceed 1% of gross proceeds of the Initial Public Offering (“IPO”), defined as the sale of class A, I, and T shares after the date which the minimum offering requirement was met, excluding shares sold pursuant to the distribution reinvestment plan (the “DRP”), as of such payment date. Any amounts not reimbursed in any period shall be included in determining any reimbursement liability for a subsequent period.

As of September 30, 2017 and December 31, 2016, the Advisor has incurred Initial O&O Costs on the Company’s behalf of $3,681,410 and $1,376,618, respectively. As of September 30, 2017 and December 31, 2016, the Company is obligated to reimburse the Advisor for Initial O&O costs in the amount of $94,435 and $0, respectively, which is included within Due to related parties in the accompanying consolidated balance sheets. As of September 30, 2017 and December 31, 2016, organizational costs of $1,690 and $0 were expensed and offering costs of $92,745 and $0 were charged to stockholders’ equity. The Company’s reimbursement liability for these amounts will be paid ratably over 36-months beginning on the Escrow Break Anniversary.

RODIN GLOBAL PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09 “Revenue from Contracts with Customers (Topic 606).” Beginning January 1, 2018, companies will be required to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and also includes additional disclosure requirements. The new standard can be adopted either retrospectively to prior reporting periods presented or as a cumulative effect adjustment as of the date of adoption. The Company is currently evaluating the overall impact that ASU 2014-09 will have on the Company’s financial statements, as well as the method of adoption. Based on the Company’s preliminary assessment, the Company does not anticipate that the adoption of the new revenue recognition standard would change the timing of revenue recognition.

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

Note 3 – Investment in Real Estate

2017 Property Acquisition

On July 11, 2017, the Company, through a wholly-owned subsidiary of its Operating Partnership, acquired the fee simple interest in the GR Property located at 3596 Alpine Avenue, Grand Rapids, MI. The GR Property is 14,552 square feet, and annualized rental income the Company earns from the GR Property is $500,000. The total acquisition cost was comprised of $3,436,508 in equity, $82,739 in capitalized acquisition related costs, and $4,500,000 in proceeds from a note payable (See Note 7).

The GR Property is 100% leased to Walgreens, which is rated investment grade by Moody’s and Standard & Poor’s. The lease is a triple net lease whereby the tenant is required to pay substantially all operating expenses, including all costs to maintain and repair the roof and structure of the building, as well as property taxes, in addition to base rent.

RODIN GLOBAL PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The initial term of the lease commenced in 2007 and is 75 years with termination options every 5 years beginning on July 31, 2032.

The following table summarizes the acquisition cost allocation for the GR Property:

3596 Alpine Avenue
Building and building improvements	$5,769,179
Land	934,021
In-place lease intangibles	864,148
Above-market lease intangibles	451,899
Total acquisition cost	$8,019,247

Investment in real estate, net consisted of the following at September 30, 2017:

September 30, 2017
Building and building improvements	$5,769,179
Land	934,021
Total	6,703,200
Accumulated depreciation	(39,241)
Investment in real estate, net	$6,663,959

Note 4 - Intangibles

The amortization of acquired above-market and/or below-market leases is recorded as an adjustment to rental revenue on the consolidated statements of operations. For the nine months ended September 30, 2017 and the period February 2, 2016 through December 31, 2016, the amount of such amortization included as a decrease to rental income was approximately $6,311 and $0, respectively. The amortization of in-place leases is recorded as an adjustment to depreciation and amortization expense on the consolidated statements of operations. For the nine months ended September 30, 2017 and the period February 2, 2016 through December 31, 2016, the amount of such amortization was approximately $12,070 and $0, respectively.

The gross carrying amount and accumulated amortization of the Company’s intangible assets and liabilities consisted of the following:

September 30, 2017
Intangible assets:
In-place lease intangibles	$864,148
Above-market lease intangibles	451,899
Total intangible assets	1,316,047
Accumulated amortization:
In-place lease amortization	(12,070)
Above-market lease amortization	(6,311)
Total accumulated amortization	(18,381)
Intangible assets, net	$1,297,666

The estimated future amortization on the Company’s intangibles for each of the next five years and thereafter as of September 30, 2017 is as follows:

Year	In-place Lease Intangibles	Above-market Lease Intangibles	Total
2017 (remaining)	$14,484	$7,573	$22,057
2018	57,932	30,295	88,227
2019	57,932	30,295	88,227
2020	57,932	30,295	88,227
2021	57,932	30,295	88,227
Thereafter	605,866	316,835	922,701
	$852,078	$445,588	$1,297,666

RODIN GLOBAL PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 5 - Five Year Minimum Rental Payments

The estimated future minimum rents the Company expects to receive for the GR Property for each of the next five years and thereafter through the end of the primary term as of September 30, 2017 is as follows:

Year	Future Minimum Rents
2017 (remaining)	$125,000
2018	500,000
2019	500,000
2020	500,000
2021	500,000
Thereafter	5,249,991
Total	$7,374,991

Note 6 - Investment in Real Estate-Related Assets

CF Net Lease Portfolio IV DST Interests

During the three months ended September 30, 2017, the Company, through its operating partnership, acquired 4,580 beneficial interests (the “Interests”) in the DST, for a purchase price of $4,580,000.  Prior to the acquisition of the Interests, the DST was an indirect wholly-owned subsidiary of CFI.  Each Interest represents a 0.0072214% ownership of the DST and the Interests purchased by the Company represented approximately 33.07% of the DST as of September 30, 2017.

On November 15, 2016, the DST acquired the fee simple interest in seven retail properties, the DST Properties, for a total purchase price of $36,317,830, including related acquisition expenses. The purchase price was comprised of $13,822,646 in equity and $22,495,184 in proceeds from the DST Loan (as defined below). The acquisition of the Interests by the Company has been structured such that the total purchase price for 100% of the Interests equals the equity portion of the purchase price paid by CFI and its affiliates to acquire the DST Properties plus $25,000 (reflecting the DST’s current cash reserves).

The Company acquired the Interests in a private placement. Cantor Fitzgerald & Co., a related party, acted as a broker-dealer in connection with the private placement, but did not receive any compensation in connection therewith.

The Company funded the acquisition of the Interests with cash from its ongoing Offering (defined as the IPO and DRP, collectively, the “Offering”). The Company intends, but is not obligated, to purchase 100% of the Interests.

DST Properties

The DST acquired the DST Properties from Walgreens in a sale-leaseback transaction.

The DST Properties are 100% leased to Walgreens. Walgreens is rated investment grade by Moody’s and Standard & Poor’s. In addition to base rent, the leases require the tenant to pay substantially all operating expenses, including repairs and maintenance, as well as real estate taxes.

The lease for each DST Property has an initial term of 15 years commencing on November 15, 2016, and expiring on November 30, 2031. Each lease will automatically renew for 12 consecutive periods of five years each unless Walgreens notifies the lessor in writing on or before the date that is 12 months prior to the commencement of any such renewal term that Walgreens does not wish to renew the applicable lease. Separate and apart from the renewal options, for the initial term or any renewal term of each applicable lease, Walgreens may extend the term until the following January 31st by providing the lessor with written notice no later than four months prior to the end of the then-current term. Walgreens will pay fixed base rent for the first five lease years with 5.0% increases over the preceding lease year’s base rent at five year intervals for the first 35 lease years. Commencing on the 36th lease year and every five years thereafter, base rent will be set at fair market value rent.

RODIN GLOBAL PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table provides information about the DST Properties relating to their location, rentable square feet, and annualized rental income.

Location	Rentable Square Feet	Annualized Rental Income (first 5 lease years)
Allendale, Michigan	14,695	$343,175
Cincinnati, Ohio	14,815	$317,138
Edmond, Oklahoma	14,471	$291,424
Lawton, Oklahoma	15,050	$304,095
Marquette, Michigan	14,990	$333,116
McAlester, Oklahoma	14,796	$288,528
Russellville, Arkansas	14,720	$318,482
Total	103,537	$2,195,958

The estimated future minimum rents associated with the DST Properties for each of the next five years and through the end of the primary term as of September 30, 2017 is as follows:

Year	Future Minimum Rents
2017 (remaining)	$548,990
2018	2,195,958
2019	2,195,958
2020	2,195,958
2021	2,209,683
Thereafter	23,582,122
Total	$32,928,669

DST Loan

On November 15, 2016, in connection with the purchase of the DST Properties, the DST entered into a loan agreement (the “DST Loan”) with Citigroup Global Markets Realty Corp. with an outstanding principal amount of $22,495,184. The DST Loan provides for monthly interest payments and bears interest at an initial fixed rate of 4.593% per annum (based on a 360-day year). The DST Loan matures on December 1, 2031 and may be prepaid (a) subject to customary yield maintenance provisions on or after January 2, 2019 and (b) without penalty on or after September 2, 2026; provided that in each case the DST Loan may be prepaid in whole, but not in part. The anticipated repayment date of the DST Loan is December 1, 2026 (the “Anticipated Repayment Date”). Commencing on September 1, 2026, excess cash flow generated by the DST Properties will be held as additional security for the DST Loan. To the extent the DST Loan has not been repaid by the Anticipated Repayment Date, excess cash flow from the DST Properties will be applied to the repayment of the outstanding principal and the DST Loan will bear interest at an increased rate of three percent per annum plus the greater of (a) 4.593% and (b) the ten year swap yield as of the first business day after the Anticipated Repayment Date. The DST Loan contains customary events of default. As is customary in such financings, if an event of default occurs under the DST Loan, the lender may accelerate the repayment of the outstanding principal amount and exercise other remedies subject, in certain instances, to the expiration of an applicable cure period. CF Real Estate Holdings, LLC (the “Guarantor”), an affiliate of CFI, has guaranteed (x) any losses that the lender may incur as a result of the occurrence of certain bad acts of the borrower and (y) the repayment of the DST Loan upon the occurrence of certain other significant events, including bankruptcy. Additionally, the Guarantor has agreed to indemnify the lender against certain potential environmental liabilities.

Trust Manager

The DST is managed by its trust manager, CF Net Lease Portfolio Manager IV, LLC (the “Trust Manager”), and owners of Interests have no voting rights with respect to the DST.  In connection with the acquisition of the Interests by the Company, CF DST Holdings, LLC, a wholly-owned subsidiary of CFI, intends to transfer all of the equity interests of the Trust Manager to the Company, pending servicer (with respect to the debt) approval.  Following the transfer, the Company will manage the DST, subject to certain limited rights to be retained by CFI so long as it or its subsidiaries own any Interests and so long as the Guarantor is a guarantor with respect to the DST Loan.

RODIN GLOBAL PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 7 – Loan Payable

On July 11, 2017, in connection with the purchase of the GR Property (refer to Note 3), a wholly-owned subsidiary of the Operating Partnership entered into a loan agreement (the “GR Loan”) with UBS AG with an outstanding principal amount of $4,500,000.  The GR Loan provides for monthly interest payments which accrue through the 10th of each month.  The GR Loan bears interest at an initial fixed rate of 4.1064% per annum through the anticipated repayment date July 6, 2027 and thereafter at a revised interest rate of 3.0% per annum plus the greater of the initial interest rate or the 10 year swap yield through the maturity date June 30, 2032.  As of September 30, 2017 and December 31, 2016, the Company’s Loan payable balance on the consolidated balance sheets totals $4,419,877 and $0, net of deferred financing costs, respectively.  As of September 30, 2017 and December 31, 2016 deferred financing costs totaled $80,123 and $0, net of accumulated amortization of $1,813 and zero, respectively which has been accounted for within Interest expense on the consolidated statements of operations.

Information on the Company’s Loan payable as of September 30, 2017 is as follows:

Description	Amount
Principal amount of loan	$4,500,000
Less: Deferred financing costs, net of accumulated amortization of $1,813	(80,123)
Loan payable, net of deferred financing costs	$4,419,877

For the nine months ended September 30, 2017 and for the period February 2, 2016 through September 30, 2016, the Company incurred $42,091 and $0, respectively, of interest expense which is included within Interest expense on the consolidated balance sheet. As of September 30, 2017, $10,266 remains unpaid and is recorded as Accrued interest payable on the Company’s consolidated balance sheet.

The following table presents the future principal payment due under the Company’s GR Loan agreement as of September 30, 2017:

Year	Amount
2017 (remaining)	$—
2018	—
2019	—
2020	—
2021	—
Thereafter	4,500,000
Total	$4,500,000

Note 8 – Stockholders’ Equity

Initial Public Offering

On October 17, 2016, the Company filed a registration statement with the SEC on Form S-11 in connection with the IPO of up to $1.25 billion in shares of common stock, consisting of up to $1.0 billion in shares in its IPO and up to $250 million in shares pursuant to its DRP. The registration statement was subsequently declared effective on March 23, 2017. On May 18, 2017, the Company satisfied the Minimum Offering Requirement for the Offering as a result of CFI’s purchase of $2.0 million in Class I shares.

The Company determines its net asset value as of the end of each quarter, as the Minimum Offering Requirement of $2.0 million has been satisfied. Net Asset Value (“NAV”), as defined, is consistent with the Company’s prospectus and excludes any Initial O&O costs, with such costs to be reflected in the Company’s NAV to the extent the Company reimburses the Advisor for these costs. As of September 30, 2017, the per share purchase price for shares of common stock in the IPO was $25.94 per Class A share, $25.14 per Class T share, and $24.64 per Class I share. The price for each class of shares of common stock in the Company’s DRP was $24.64.The Company’s board of directors adjusts the offering prices of each class of shares such that the purchase price per share for each class equals the NAV per share as of the most recent valuation date, as determined on a quarterly basis, plus applicable upfront selling commissions and dealer manager fees, less applicable support from CFI of a portion of selling commissions and dealer manager fees.

RODIN GLOBAL PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company’s shares of common stock consist of Class A shares, Class T shares and Class I shares, all of which are collectively referred to herein as shares of common stock. As of September 30, 2017, the Company’s total number of authorized common shares was 400,000,000 consisting of 160,000,000 of Class A authorized common shares, 200,000,000 of Class T authorized common shares and 40,000,000 of Class I authorized common shares. The Company has the right to reallocate the shares of common stock offered between the Company’s IPO and the Company’s DRP. The Class A shares, Class T shares and Class I shares have identical rights and privileges, including identical voting rights, but have different upfront selling commissions and dealer manager fees and the Class T shares have an ongoing distribution fee. The per share amount of distributions on Class T shares is lower than the per share amount of distributions on Class A shares and Class I shares because of the on-going distribution fee that is payable with respect to Class T shares sold in the IPO.

CFI pays a portion of selling commissions and all of the dealer manager fees (“Sponsor Support”), up to a total of 4.0% of gross offering proceeds from the sale of Class A shares and Class T shares, and up to a total of 1.5% of gross offering proceeds from the sale of Class I shares, incurred in connection with the Offering. Selling commissions and dealer manager fees are presented net of Sponsor Support on the Company’s consolidated statements of stockholders’ equity. The Company will reimburse Sponsor Support (i) immediately prior to or upon the occurrence of a liquidity event, including (A) the listing of the Company’s common stock on a national securities exchange or (B) a merger, consolidation or a sale of substantially all of the Company’s assets or any similar transaction or any transaction pursuant to which a majority of the Company’s board of directors then in office are replaced or removed, or (ii) upon the termination of the advisory agreement by the Company or by the Advisor. In each such case, the Company will only reimburse CFI after the Company has fully invested the proceeds from the Offering and the Company’s stockholders have received, or are deemed to have received, in the aggregate, cumulative distributions equal to their invested capital plus a 6.0% cumulative, non-compounded annual pre-tax return on such invested capital.

The Company also has 50 million shares of preferred stock, $0.01 par value, authorized. No shares of preferred stock are issued or outstanding.

Cantor Fitzgerald & Co. (the “Dealer Manager”), a related party, provides dealer manager services in connection with the Offering. The Offering is a best efforts offering, which means that the Dealer Manager is not required to sell any specific number or dollar amount of shares of common stock in the Offering, but will use its best efforts to sell the shares of common stock. The Offering is a continuous offering that will end no later than two years after the effective date of the Offering, or March 23, 2019, unless extended by the Company’s board of directors for up to an additional one year or beyond, as permitted by the Securities and Exchange Commission. The Company may continue to offer shares through the reinvestment plan after the IPO terminates until the Company has sold $250 million in shares through the DRP.

As of September 30, 2017, the Company had sold 363,154 shares of its common stock (consisting of 140,398 Class A shares, 78,210 Class T shares and 144,546 Class I shares) in the Offering for aggregate net proceeds of $8,942,556. As of December 31, 2016, the Offering had not commenced, therefore, 0 shares of common stock were sold in the Offering and the Company received aggregate net proceeds of $0.

Distributions

The Company’s board of directors has authorized, and the Company has declared, distributions for the period from July 11, 2017 to November 14, 2017, in an amount equal to $0.004253787 per day per share of Class A common stock, Class I common stock and Class T common stock, less, for holders of the shares of Class T common stock, the distribution fees that are payable with respect to shares of Class T common stock. The distributions are payable by the 5th business day following each month end to stockholders of record at the close of business each day during the prior month.

The amount of distribution payable to the Company stockholders is determined by the board of directors and is dependent on a number of factors, including funds available for distribution, the Company’s financial condition, capital expenditure requirements, requirements of Maryland law and annual distribution requirements needed to qualify and maintain its status as a REIT. The Company board of directors may reduce the amount of distributions paid or suspend distribution payments at any time and therefore distribution payments are not assured.

RODIN GLOBAL PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

To ensure that the Company has sufficient funds to cover cash distributions authorized and declared during the Offering, the Company and CFI entered into a distribution support agreement. The terms of the agreement provide that in the event that cash distributions exceed modified funds from operations (“MFFO”), defined as a supplemental measure to reflect the operating performance of a non-traded REIT, for any calendar quarter through March 23, 2019, CFI shall purchase Class I shares from the Company in an amount equal to the distribution shortfall, up to $5,000,000 (less the amount from any shares purchased by CFI in order to satisfy the Minimum Offering Requirement).

As of September 30, 2017, the Company has declared distributions of $81,963, of which $36,710 remains payable and has been recorded as distribution payable on the accompanying consolidated balance sheet. All of the unpaid distributions as of September 30, 2017 were paid on October 6, 2017. As of September 30, 2017, distributions reinvested pursuant to the Company’s DRP are $6,927.

Redemptions

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

The share repurchase program includes numerous restrictions that limit stockholders’ ability to have their shares repurchased. Unless the Company’s board of directors determines otherwise, the funds available for repurchases in each quarter will be limited to the funds received from the DRP in the prior quarter. The board of directors has complete discretion to determine whether all of such funds from the prior quarter’s DRP will be applied to repurchases in the following quarter, whether such funds are needed for other purposes or whether additional funds from other sources may be used for repurchases. Further, during any calendar year, the Company may repurchase no more than 5% of the weighted-average number of shares outstanding during the prior calendar year. The Company also has no obligation to repurchase shares if the redemption would violate the restrictions on distributions under Maryland law, which prohibits distributions that would cause a corporation to fail to meet statutory tests of solvency. The Company may amend, suspend or terminate the program for any reason upon 10 business days’ notice.

The Company has not received any requests to repurchase any shares of common stock as of September 30, 2017.

Non-controlling Interest

The Special Unit Holder has invested $1,000 in the Operating Partnership and has been issued a special class of limited partnership units as part of the overall consideration for the services to be provided by the advisor. This investment has been recorded as non-controlling interest on the consolidated balance sheets as of September 30, 2017 and December 31, 2016, respectively.

Note 9 – Related Party Transactions

DST Interests

During the three months ended September 30, 2017, the Company, through its operating partnership, acquired 4,580 of the Interests in the DST, a Delaware statutory trust, for a purchase price of $4,580,000. Prior to the acquisition of the Interests, the DST was an indirect wholly-owned subsidiary of CFI.

Fees and Expenses

Pursuant to the advisory agreement between the Company and the Advisor, and subject to certain restrictions and limitations, the Advisor will be responsible for managing the Company's affairs on a day-to-day basis and for identifying, originating, acquiring and managing investments on behalf of the Company. For providing such services, the Advisor will receive fees and reimbursements from the Company. The following summarizes these fees and reimbursements.

RODIN GLOBAL PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Organization and Offering Expenses. The Company will reimburse the Advisor and its affiliates for organization and offering costs it incurs on the Company’s behalf but only to the extent that the reimbursement does not cause the selling commissions, the dealer manager fee and the other organization and offering expenses borne by the Company to exceed 15.0% of gross offering proceeds of the IPO as of the date of the reimbursement. If the Company raises the maximum offering amount in the IPO and under the DRP, the Company estimates organization and offering expenses (other than upfront selling commissions, dealer manager fees and distribution fees), in the aggregate, to be to be 1% of gross offering proceeds of the IPO. These organization and offering costs include all costs (other than upfront selling commissions, dealer manager fees and distribution fees) to be paid by the Company in connection with the initial set up of the organization of the Company as well as the Offering, including legal, accounting, printing, mailing and filing fees, charges of the transfer agent, charges of the Advisor for administrative services related to the issuance of shares in the Offering, reimbursement of bona fide due diligence expenses of broker-dealers, and reimbursement of the Advisor for costs in connection with preparing supplemental sales materials. The Advisor has agreed to advance all of the organization and offering expenses on the Company’s behalf (other than selling commissions, dealer manager fees and distribution fees) through the Escrow Break Anniversary. The Company will reimburse the Advisor for such costs ratably over the 36 months following the Escrow Break Anniversary; provided that the Company will not be obligated to reimburse any amounts that as a result of such payment would cause the aggregate payments for organization and offering costs paid to the Advisor to exceed 1% of gross offering proceeds of the IPO as of such reimbursement date. For purposes of calculating the NAV, the organization and offering costs paid by the Advisor through the Escrow Break Anniversary will not be reflected in the NAV until the Company reimburses the Advisor for these costs. As of September 30, 2017 and December 31, 2016, the Advisor had incurred $3,681,410 and $1,376,618, respectively, of organization and offering costs (other than upfront selling commissions, dealer manager fees and distribution fees) on behalf of the Company. The amount the Company is liable for is limited to 1% of gross offering proceeds of the IPO, which at September 30, 2017 and December 31, 2016 is $94,435 and $0, respectively, and is included within Due to related parties in the accompanying consolidated balance sheet at September 30, 2017 and December 31, 2016.  As of September 30, 2017 and December 31, 2016, organizational costs of $1,690 and $0 were expensed and offering costs of $92,745 and $0 were charged to stockholders’ equity. The Company’s reimbursement liability for these amounts will be paid ratably over 36-months beginning on the Escrow Break Anniversary.

Acquisition Expenses. The Company does not intend to pay the Advisor any acquisition fees in connection with making investments. The Company will, however, provide reimbursement of customary acquisition expenses (including expenses relating to potential investments that the Company does not close), such as legal fees and expenses (including fees of in-house counsel of affiliates and other affiliated service providers that provide resources to the Company), costs of due diligence (including, as necessary, updated appraisals, surveys and environmental site assessments), travel and communication expenses, accounting fees and expenses and other closing costs and miscellaneous expenses relating to the acquisition or origination of the Company’s investments. While most of the acquisition expenses are expected to be paid to third parties, a portion of the out-of-pocket acquisition expenses may be paid or reimbursed to the Advisor or its affiliates. The Advisor has not incurred any reimbursable acquisition expenses on behalf of the Company for the nine months ended September 30, 2017 and the period February 2, 2016 through December 31, 2016.

Distribution Fees. Distribution fees are payable to the Dealer Manager with respect to the Company’s Class T shares only, all or a portion of which may be re-allowed by the Dealer Manager to participating broker-dealers. The distribution fees accrue daily and are calculated on outstanding Class T shares issued in the IPO in an amount equal to 1.0% per annum of (i) the gross offering price per Class T share in the IPO, or (ii) if the Company is no longer offering shares in a public offering, the most recently published per share NAV of Class T shares. The distribution fee will be payable monthly in arrears and will be paid on a continuous basis from year to year. As of September 30, 2017, the Company has paid distribution fees of $544.  As of September 30, 2017 the company has incurred a liability of $78,299 which is included within Due to related parties on the consolidated balance sheets, $942 of which was due as of September 30, 2017 and paid on October 6, 2017.  As of December 31, 2016, the amount of distribution fees accrued by the Company was $0.

The Company will cease paying distribution fees with respect to each Class T share on the earliest to occur of the following: (i) a listing of shares of common stock on a national securities exchange; (ii) such Class T share is no longer outstanding; (iii) the Dealer Manager’s determination that total underwriting compensation from all sources, including dealer manager fees, sales commissions, distribution fees and any other underwriting compensation paid with respect to all Class A shares, Class T shares and Class I shares would be in excess of 10.0% of the gross proceeds of the IPO; or (iv) the end of the month in which the transfer agent, on the Company’s behalf, determines that total underwriting compensation with respect to the Class T shares held by a stockholder within his or her particular account, including dealer manager fees, sales commissions and distribution fees, would be in excess of 10.0% of the total gross offering price at the time of the investment in the Class T shares held in such account.

RODIN GLOBAL PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company will not pay any distribution fees on shares sold pursuant to the Company’s DRP. The amount available for distributions on all Class T shares will be reduced by the amount of distribution fees payable with respect to the Class T shares issued in the IPO such that all Class T shares will receive the same per share distributions.

Asset Management Fees. Asset management fees are due to the Advisor and consist of monthly fees equal to one-twelfth of 1.25% of the cost of the Company’s investments at the end of each month. In the case of investments made through joint ventures, the asset management fee will be determined based on the Company’s proportionate share of the underlying investment. For the nine months ended September 30, 2017, the Company incurred $30,101 in asset management fees, all of which remains unpaid and is included with Due to related parties in the accompanying consolidated balance sheet. The asset management fee is included within Management fees on the consolidated statement of operations. There were no such amounts incurred during the period February 2, 2016 through December 31, 2016.

Other Operating Expenses. The Company will reimburse the Advisor’s costs of providing administrative services, subject to the limitation that the Company generally will not reimburse the Advisor for any amount by which the total operating expenses at the end of the four preceding fiscal quarters exceeds the greater of (i) 2.0% of average invested assets (as defined in the advisory agreement) and (ii) 25.0% of net income other than any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of investments for that period. After the end of any fiscal quarter for which the total operating expenses exceed this 2%/25% limitation for the four fiscal quarters then ended, if the Company’s independent directors exercise their right to conclude that this excess was justified, this fact will be disclosed in writing to the holders of shares of the Company’s common stock within 60 days. If the independent directors do not determine such excess expenses are justified, the Advisor is required to reimburse the Company, at the end of the four preceding fiscal quarters, by the amount that the Company’s aggregate annual total operating expenses paid or incurred exceed this 2%/25% limitation. The 2%/25% limitation does not come into effect until July 1, 2018.

For the nine months ended September 30, 2017 and for the period February 2, 2016 through December 31, 2016, the Company has incurred reimbursable operating expenses of $813,819 and $0, respectively.  These expenses are included within General and administrative expenses on the accompanying consolidated statement of operations. These expenses include personnel and related employment costs incurred by the Advisor or its Affiliates in performing the services described in the advisory agreement, including but not limited to reasonable salaries and wages, benefits and overhead of all employees directly involved in the performance of such services. The Company is not obligated to reimburse the Advisor for costs of such employees of the Advisor or its affiliates to the extent that such employees (A) perform services for which the Advisor receives acquisition fees or disposition fees or (B) serve as executive officers of the Company. At September 30, 2017, all of these expenses remain unpaid and are included within Due to related parties on the consolidated balance sheet.

Property Management and Oversight Fees. If the Advisor or an affiliate is a property manager with respect to a particular property, the Company will pay property management fees of 1.5% of gross revenues received for management of the Company’s properties located in the U.S. and 2.0% of gross revenues received for management of the Company’s properties located outside of the U.S. For services in overseeing property management services provided by any person or entity that is not an affiliate of the Advisor, the Company will pay the Advisor or an affiliate an oversight fee equal to 1.0% of the gross revenues of the property managed. Neither the Advisor nor its affiliates will be paid an oversight fee if the Company contracts with a third party to provide property management services for fees greater than (i) 1.5% of gross revenues received for management of the Company’s properties located in the U.S. or (ii) 2.0% of gross revenues received for management of the Company’s properties located outside of the U.S. For the nine months ended September 30, 2017, the Company incurred property management fees of $1,673, which is included within Management fees on the consolidated statement of operations. The Property management fee is unpaid and is included with Due to related parties in the accompanying consolidated balance sheet at September 30, 2017. There were no such amounts incurred during the period February 2, 2016 through December 31, 2016.

Leasing Commissions. If the Advisor or an affiliate is the Company’s primary leasing agent, then the Company will pay customary leasing fees in amount that is usual and customary in that geographic area for that type of property. For the nine months ended September 30, 2017, no such amounts have been incurred by the Company.

RODIN GLOBAL PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Refinancing Coordination Fee. If the Advisor provides services in connection with the refinancing of any debt that the Company obtains and uses to finance properties or other permitted investments, or refinancing of any debt that is assumed, directly or indirectly, in connection with the acquisition of properties or other permitted investments, the Company will pay the Advisor a refinancing coordination fee equal to 0.75% of the amount available or outstanding under such refinancing or assumed debt. Refinancing shall also include restructuring, workouts or other recapitalization of any debt. As of September 30, 2017, no such amounts have been incurred by the Company.

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

The Company will not pay a disposition fee upon the maturity, prepayment, workout, modification or extension of a debt investment unless there is a corresponding fee paid by the borrower, in which case the disposition fee will be the lesser of: (i) 1.0% of the principal amount of the debt prior to such transaction; or (ii) the amount of the fee paid by the borrower in connection with such transaction. For the nine months ended September 30, 2017, no such amounts have been incurred by the Company.

Selling Commissions and Dealer Manager Fees

The Dealer Manager is a registered broker-dealer affiliated with CFI. The Company entered into an agreement with the Dealer Manager and is obligated to pay various commissions and fees with respect to the Class A, Class T and Class I shares distributed in the Offering. For providing such services, the Dealer Manager will receive fees. CFI will pay a portion of selling commissions and all of the dealer manager fees, up to a total of 4.0% of gross offering proceeds from the sale of Class A shares and Class T shares, as well as 1.5% of Class I shares, incurred in connection with the Offering. The Company will reimburse such expenses (i) immediately prior to or upon the occurrence of a liquidity event, including (A) the listing of the Company’s common stock on a national securities exchange or (B) a merger, consolidation or a sale of substantially all of the Company’s assets or any similar transaction or any transaction pursuant to which a majority of the Company’s board of directors then in office are replaced or removed, or (ii) upon the termination of the advisory agreement by the Company or by the Advisor. In each such case, the Company only will reimburse CFI after the Company has fully invested the proceeds from the Offering and the Company’s stockholders have received, or are deemed to have received, in the aggregate, cumulative distributions equal to their invested capital plus a 6.0% cumulative, non-compounded annual pre-tax return on such invested capital.

As of September 30, 2017, the likelihood, probability and timing of each of the possible occurrences or events listed in the preceding sentences (i) and (ii) in this paragraph are individually and collectively uncertain. Additionally, whether or not the Company will have fully invested the proceeds from the Offering and also whether the Company’s stockholders will have received, or are deemed to have received, in the aggregate, cumulative distributions equal to their invested capital plus a 6% cumulative, non-compound annual pre-tax return on such invested capital at the time of any such occurrence or event is also uncertain. To date, CFI has paid Sponsor Support totaling $224,961 which will be subject to reimbursement by the Company to CFI in the event of these highly conditional circumstances. The following summarizes these fees:

Selling Commissions. Selling commissions payable to the Dealer Manager consist of (i) up to 1.0% of gross offering proceeds paid by CFI for Class A shares and Class T shares and (ii) up to 5.0% and 2.0% of gross offering proceeds from the sale of Class A shares and Class T shares, respectively, in the IPO. All or a portion of such selling commissions may be re-allowed to participating broker-dealers. No selling commissions will be payable with respect to Class I shares. For the nine months ended September 30, 2017, the Company incurred $278,310 of selling commissions, which is included within Additional paid-in capital on the consolidated balance sheet. At September 30, 2017, $56,240 of Sponsor Support has been recorded and $42,656 has been reimbursed by CFI. On October 3, 2017, the Company received the remaining Sponsor Support payment due of $13,584 related to the nine month period ended September 30, 2017. There were no such amounts incurred during the period February 2, 2016 through December 31, 2016.

RODIN GLOBAL PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Dealer Manager Fees. Dealer manager fees payable to the Dealer Manager consist of up to 3.0% of gross offering proceeds from the sale of Class A shares and Class T shares sold in the IPO and up to 1.5% of gross offering proceeds from the sale of Class I shares sold in the IPO, all of which will be paid by CFI. A portion of such dealer manager fees may be re-allowed to participating broker-dealers as a marketing fee. For the nine months ended September 30, 2017, the Company recorded $168,721 of dealer manager fees, which is included within Additional paid-in capital on the consolidated balance sheet.  All of the Sponsor Support related to dealer manager fees have been recorded and $155,699 has been reimbursed by CFI as of September 30, 2017. On October 3, 2017, the Company received the remaining Sponsor Support payment due of $13,022 related to the period ended September 30, 2017 as it relates to dealer manager fees. There were no such amounts incurred during the period February 2, 2016 through December 31, 2016.

The following table summarizes the above mentioned fees and expenses incurred by the Company for the nine months ended September 30, 2017 and for the period February 2, 2016 through December 31, 2016:

		Due to related parties	Nine months ended September 30, 2017		Due to related parties
Type of Fee or Reimbursement	Financial Statement Location	as of December 31, 2016	Incurred	Paid	as of September 30, 2017
Management Fees
Asset management fees	Management fees	$—	$30,101	$—	$30,101
Property management and oversight fees	Management fees	—	1,673	—	1,673
Organization, Offering and Operating Expense Reimbursements
Operating expenses	General and administrative expenses	—	813,819	—	813,819
Organization expenses	General and administrative expenses	—	1,690	—	1,690
Offering costs	Additional paid-in capital	—	92,745	—	92,745
Commissions and Fees
Selling commissions and dealer manager fees, net	Additional paid-in capital	—	222,070	222,070	—
Distribution fees	Additional paid-in capital	—	78,843	544	78,299
Total		$—	$1,240,941	$222,614	$1,018,327

Note 10 - Variable Interest Entities

As of September 30, 2017, the Company has identified a VIE, in which the Company has determined itself not to be the primary beneficiary. Therefore, the Company has not consolidated such VIE. As of September 30, 2017, the Company’s maximum exposure to loss from its interest in a VIE includes $4,601,531 related to the investment in real estate-related assets.

Note 11 – Economic Dependency

The Company is dependent on the Advisor and its affiliates for certain services that are essential to the Company, including the sale of the Company’s shares of capital stock, acquisition and disposition decisions and certain other responsibilities. In the event that the Advisor is unable or unwilling to provide such services, the Company would be required to find alternative service providers.

Note 12 – Commitments and Contingencies

As of September 30, 2017 and December 31, 2016, the Company was not subject to litigation nor was the Company aware of any material litigation pending against it.

RODIN GLOBAL PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 13 – Fair Value Measurements

Under normal market conditions, the fair value of an investment is the amount that would be received to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date (i.e., the exit price). Additionally, there is a hierarchal framework that prioritizes and ranks the level of market price observability used in measuring investments at fair value. Market price observability is impacted by a number of factors, including the type of investment and the characteristics specific to the investment and the state of the market place, including the existence and transparency of transactions between market participants. Investments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.

Investments measured and reported at fair value are classified and disclosed in one of the following levels within the fair value hierarchy:

Level 1 measurement — quoted prices are available in active markets for identical investments as of the measurement date. The Company does not adjust the quoted price for these investments.

Level 2 measurement — quoted prices are available in markets that are not active or model inputs are based on inputs that are either directly or indirectly observable as of the measurement date.

Level 3 measurement — pricing inputs are unobservable and include instances where there is minimal, if any, market activity for the investment. These inputs require significant judgment or estimation by management or third parties when determining fair value and generally represent anything that does not meet the criteria of Levels 1 and 2. Due to the inherent uncertainty of these estimates, these values may differ materially from the values that would have been used had a ready market for these investments existed.

The following describes the methods the Company uses to estimate the fair value of the Company’s financial assets and liabilities:

Loan payable — The fair value is estimated by discounting the expected cash flows based on estimated borrowing rates available to the Company as of the measurement date. The current period liabilities’ carrying and fair values exclude net deferred financing costs. These financial instruments are valued using Level 2 inputs. As of September 30, 2017, the estimated fair value of the Company’s debt approximate its carrying value of $4,500,000 (gross of deferred financing costs). The Company did not have any outstanding debt at December 31, 2016.

Other financial instruments — The Company considers the carrying values of its Cash and cash equivalents, restricted cash, Stock subscriptions receivable, Prepaid expenses and other assets, Accounts payable and accrued expenses, other liabilities, due from related party, due to related parties and distributions payable to approximate their fair values because of the short period of time between their origination and their expected realization as well as their highly-liquid nature. Due to the short-term maturities of these instruments, Level 1 inputs are utilized to estimate the fair value of these financial instruments.

Note 14 – Subsequent Events

Additional Purchase of Interest in Real Estate-Related Assets

The Company purchased 4,800 additional interests in the DST totaling $4,800,000. As of November 14, 2017, the Company’s interest in the DST was 67.74%.

Status of the Offering

As of November 10, 2017, the Company had sold an aggregate of 613,487 shares of its common stock (consisting of 306,542 Class A shares, 152,398 Class T shares, and 154,547 Class I shares) in the Offering resulting in net proceeds of $15,036,399 to the Company as payment for such shares.

Distributions

On November 8, 2017, the Company’s board of directors authorized, and the Company declared, distributions for November 2017, December 2017, and January 2018, based on an amount equal to $0.004253787 per day per share of Class A common stock, Class I common stock and Class T common stock, less, for holders of the shares of Class T common stock, the distribution fees that are payable with respect to shares of Class T common stock.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Forward-Looking Statements

This Form 10-Q contains forward-looking statements about the Company’s business, including, in particular, statements about the Company’s plans, strategies and objectives. You can generally identify forward-looking statements by the Company’s use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue” or other similar words. These statements include the Company’s plans and objectives for future operations, including plans and objectives relating to future growth and availability of funds, and are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to these statements involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to accurately predict and many of which are beyond the Company’s control. Although the Company believes the assumptions underlying the forward-looking statements, and the forward-looking statements themselves, are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that these forward-looking statements will prove to be accurate and the Company’s actual results, performance and achievements may be materially different from that expressed or implied by these forward-looking statements. In light of the significant uncertainties inherent in these forward looking statements, the inclusion of this information should not be regarded as a representation by the Company or any other person that the Company’s objectives and plans, which the Company considers to be reasonable, will be achieved.

Factors that could cause the Company’s results to be materially different include, but are not limited to the following:

•

the Company’s ability to successfully raise capital in the Initial Public Offering (“IPO”), defined as the sale of class A, I, and T shares after the date the minimum offering requirement had been met, excluding shares sold pursuant to the distribution reinvestment plan, and up to $250 million in shares pursuant to its distribution reinvestment plan (“DRP”) (the IPO and the DRP collectively, the “Offering”);

•

the Company’s dependence on the resources and personnel of Rodin Global Property Advisors, LLC (the “Advisor”), Cantor Fitzgerald Investors, LLC (“CFI”), and their affiliates, including the Advisor’s ability to source and close on attractive investment opportunities on the Company’s behalf;

•	the performance of the Advisor and CFI;
•	the Company’s ability to deploy capital quickly and successfully and achieve a diversified portfolio consistent with target asset classes;
•	the Company’s ability to access financing for its investments;
•	the Company’s liquidity;
•	the Company’s ability to make distributions to its stockholders, including from sources other than cash flow from operations;
•	the effect of paying distributions to stockholders from sources other than cash flow provided by operations;
•	the lack of a public trading market for the Company’s shares;
•	the impact of economic conditions on the tenants, borrowers and others who the Company depends on to make payments to it;
•	the Advisor’s ability to attract and retain sufficient personnel to support growth and operations;
•	the Company’s limited operating history;
•	difficulties in economic conditions generally and the real estate, debt, and securities markets specifically;
•	changes in the Company’s business or investment strategy;

•	environmental compliance costs and liabilities;
•	any failure in the Advisor’s due diligence to identify all relevant facts in the Company’s underwriting process or otherwise;
•

the impact of market and other conditions influencing the availability of equity versus debt investments and performance of the Company’s investments relative to its expectations and the impact on the actual return on invested equity, as well as the cash provided by these investments;

•	defaults on or non-renewal of leases by tenants, lease renewals at lower than expected rent, or failure to lease properties at all or on favorable rents and terms;
•	the degree and nature of the Company’s competition;
•	risks associated with using debt to fund the Company’s business activities, including re-financing and interest rate risks;
•	illiquidity of investments in the Company’s portfolio;
•	the Company’s ability to finance its transactions;
•	the effectiveness of the Company’s risk management systems;
•	the Company’s ability to realize current and expected returns over the life of its investments;
•	the Company’s ability to maintain effective internal controls;
•	regulatory requirements with respect to the Company’s business, as well as the related cost of compliance;
•	the Company’s ability to qualify and maintain its qualification as a REIT for U.S. federal income tax purposes and limitations imposed on the Company’s business by its status as a REIT;
•

changes in laws or regulations governing various aspects of the Company’s business and non-traded REITs generally, including, but not limited to, changes implemented by the Department of Labor or FINRA and changes to laws governing the taxation of REITs;

•	the Company’s ability to maintain its exemption from registration under the Investment Company Act;
•	general volatility in domestic and international capital markets and economies;
•	effect of regulatory actions, litigation and contractual claims against the Company and its affiliates, including the potential settlement and litigation of such claims;
•	the impact of any conflicts arising among the Company and CFI and its affiliates;
•	the adequacy of the Company’s cash reserves and working capital;
•	increases in interest rates, operating costs, or greater than expected capital expenditures;
•	the timing of cash flows, if any, from the Company’s investments; and
•	other risks associated with investing in the Company’s targeted investments.

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

Overview

The Company is a Maryland corporation that intends to qualify as a real estate investment trust (“REIT”) beginning with the taxable year ending December 31, 2017. The Company is externally managed by the Advisor, a Delaware limited liability company and wholly-owned subsidiary of the Company’s sponsor, CFI. The Company is a commercial real estate company formed to invest in and manage a diversified portfolio of income-producing commercial properties and other real estate-related assets. The Company intends to invest primarily in the acquisition of single-tenant net leased commercial properties located in the United States (“U.S.”), United Kingdom and other European countries.

The Company was incorporated in the State of Maryland on February 2, 2016 under the name Rodin Global Access Property Trust, Inc. On September 12, 2016, the Company changed its name to Rodin Global Property Trust, Inc.

The Company plans to own substantially all of its assets and conduct its operations through Rodin Global Property Trust Operating Partnership, LP (the “Operating Partnership”). The Company is the sole general partner and limited partner of the Operating Partnership and CFI’s wholly owned subsidiary, Rodin Global Property Trust OP Holdings, LLC (the “Special Unit Holder”), is the sole special unit holder of the Operating Partnership.

On February 2, 2016, the Company was capitalized with a $201,001 investment by CFI. The Company has registered with the Securities and Exchange Commission (“SEC”) an offering of up to $1.25 billion in shares of common stock, consisting of up to $1.0 billion in shares in the Company’s IPO and up to $250 million in shares pursuant to its DRP. The Company’s Registration Statement was declared effective by the SEC on March 23, 2017. On May 18, 2017, the Company satisfied the minimum offering requirement for the Offering (the “Minimum Offering Requirement”) as a result of the purchase of $2.0 million in Class I shares by CFI. As of November 10, 2017, the Company had sold 305,676 Class A shares, 152,117 Class T shares, and 154,445 Class I shares of common stock in the IPO, as well as 866 Class A shares, 281 Class T shares, and 102 Class I shares in the DRP for aggregate net proceeds of $15,036,399.

The Company determines its NAV as of the end of each quarter. The board of directors adjusts the offering prices of each class of shares such that the purchase price per share for each class equals the NAV per share as of the most recent valuation date, as determined on a quarterly basis, plus applicable upfront selling commissions and dealer manager fees, less applicable Sponsor Support. The Company intends to publish any adjustment to the NAV and the corresponding adjustments to the offering prices of its shares ordinarily within 45 days after the end of the applicable fiscal quarter. As of September 30, 2017, the Company’s NAV was $24.89 per Class A share, $24.88 per Class T share and $24.89 per Class I share. Accordingly, effective November 21, 2017, the new offering price will be $26.20 per Class A share, $25.39 per Class T share and $24.89 per Class I share. For further discussion of the Company’s NAV calculation, please see “—Net Asset Value”.

The Company intends to invest primarily in the acquisition of single-tenant net leased commercial properties. The Company may also originate and invest in loans related to net leased commercial properties and invest in commercial real estate-related securities. All properties will be acquired by the Company and managed by the Advisor. The number and type of properties or real estate-related securities that the Company acquires will depend upon real estate market conditions, the amount of proceeds the Company raises in its offerings and other circumstances existing at the time the Company is acquiring such assets. As of September 30, 2017, the Company owned one property located in Grand Rapids, Michigan (the “GR Property”), and acquired an interest in a Delaware Statutory Trust (“DST”), which owns seven properties through an investment in real estate-related assets (individually a “DST Property” and collectively the “DST Properties”).

The Company has no direct employees and has retained the Advisor to manage its affairs on a day-to-day basis. The Advisor’s responsibilities include, but are not limited to, providing real estate-related services, including services related to originating investments, negotiating financing, and providing property-level asset management services, property management services, leasing and construction oversight services and disposition services, as needed. The Advisor is a wholly owned subsidiary of CFI and therefore, the Advisor and CFI are related parties. The Advisor and its affiliates receive, as applicable, compensation, fees and expense reimbursements for services related to the investment and management of the Company’s assets. Such entities receive fees, distributions and other compensation during the offering, acquisition, operational and liquidation stages.

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

Operating Highlights

Q3 2017 Activity

•	Acquired the GR Property for an aggregate acquisition cost of approximately $8.0 million
•	Acquired an approximate 33.07% beneficial interest in a Delaware Statutory Trust (“DST”), for approximately $4.6 million from an indirect wholly owned subsidiary of CFI
•	Issued approximately 274,098 shares of common stock in the Offering for gross proceeds of approximately $7.0 million
•	Total debt increased by approximately $4.5 million, from $0 to $4.5 million

Portfolio Information

Acquisition of Real Estate

On July 11, 2017, the Company, through a wholly-owned subsidiary of its Operating Partnership, acquired the fee simple interest in the GR Property located at 3596 Alpine Avenue, Grand Rapids, MI. The Company acquired the GR Property from an unrelated third party not affiliated with the Company.

See below for information regarding the acquisition:

Location:	Grand Rapids, MI
Sector:	Retail
Acquisition Date:	July 2017
Acquisition Cost:	$8,019,247
Sq. Feet:	14,552 sq. ft.

Lease

The GR Property is 100% leased to Walgreen Co. (“Walgreens”), a subsidiary of Walgreens Boots Alliance Inc. (NASDAQ: WBA). Walgreens is rated investment grade by Moody’s and Standards & Poor’s. The lease is a triple net lease whereby the tenant is required to pay substantially all operating expenses, including all costs to maintain and repair the roof and structure of the building, as well as property taxes, in addition to base rent.

The following table provides information about the GR Property relating to the lease commencement and termination dates, rentable square feet, annualized rental income, rental escalations and tenant termination options.

Lease Commencement Date	Lease Termination Date	Rentable Square Feet	Annualized Rental Income	Rental Escalations	Tenant Termination Options
July 30, 2007	July 31, 2082	14,552	$500,000	None	On July 31, 2032 and every 5 years thereafter

Investment in Real Estate-Related Assets

During the third quarter, the Company, through its operating partnership, acquired 4,580 beneficial interests (the “Interests”) in CF Net Lease Portfolio IV DST, a Delaware Statutory Trust (“DST”), for a purchase price of $4,580,000.  Prior to the acquisition of the Interests, the DST was an indirect wholly-owned subsidiary of CFI. Each Interest represents a 0.0072214% ownership of the DST and the Interests purchased by the Company represented approximately 33.07% of the DST as of September 30, 2017.

Results of Operations

Revenue

The Company’s revenues consist primarily of rental income from triple net leased commercial properties. The Company also may incur certain operating expenses that are subject to reimbursement by its tenants, which would result in tenant reimbursement income.

The increase in revenue of approximately $105,248 for both the three and nine months ended September 30, 2017, as compared to the same periods in 2016, was primarily due to the acquisition of one rental income-producing property, the GR Property, subsequent to June 30, 2017. Rental income from the GR Property accounted for 100% and 100% of our total revenue for the three and nine months ended September 30, 2017. The Company did not have any rental income for the three and nine months ended September 30, 2016 as it had not commenced operations.

General and Administrative Expenses

The general and administrative expense consist primarily of operating expense reimbursements to the Advisor, accounting fees and other professional fees.

The increase in general and administrative expenses of $965,327 and $997,205 during the three and nine months ended September 30, 2017, respectively, as compared to the same periods in 2016, was primarily due to increases in operating expense reimbursements to the Advisor relating to mostly, the ongoing business of the Company.

Management Fees

Pursuant to the advisory agreement with the Advisor and based upon the amount of the Company’s current invested assets, the Company is required to pay to the Advisor a monthly asset management fee and may pay a monthly property management fee to the Advisor or affiliate of the Advisor, if the Advisor or such affiliate serves as a property manager with respect to a particular property. Additionally, the Company may be required to reimburse certain expenses incurred by the Advisor in providing such asset management services, subject to limitations as set forth in the advisory agreement.

The increase in management fees of $31,774 during the three and nine months ended September 30, 2017, as compared to the same periods in 2016, was due to an increase in the Company’s average invested assets of $11,265,490 over the three and nine months ended September 30, 2017, compared to $0 over the three and nine months ended September 30, 2016.

Depreciation and Amortization

The increase in depreciation and amortization expenses of $51,311 for both the three and nine months ended September 30, 2017, as compared to the same periods in 2016, was primarily due to the acquisition of the GR Property. The Company did not incur any depreciation and amortization expenses during the three and nine months ended September 30, 2016.

Interest Expense

The increase in interest expense, net of $43,904 during the three and nine months ended September 30, 2017, as compared to the same period in 2016, was primarily due to an increase in the aggregate amount of debt outstanding of approximately $4.5 million during the three months ended September 30, 2017 as compared to $0 during the three and nine months ended September 30, 2016.

Interest expense also includes amortization of deferred financing costs.

Income from Investment in Real Estate-Related Assets

Income from investment in real estate-related assets is earned on the Company’s investment in the DST.

The increase in income from investment in real estate-related assets of $21,531 during the three and nine months ended September 30, 2017, as compared to the same period in 2016, was primarily due to an increase in the Company’s share of the real estate-related assets’ net income. The Company had no income from real estate-related assets in 2016.

Funds from Operations and Modified Funds from Operations

The Company defines modified funds from operations (“MFFO”) in accordance with the definition established by the Investment Program Association, or IPA. The Company’s computation of MFFO may not be comparable to other REITs that do not calculate MFFO using the current IPA definition. MFFO is calculated using funds from operations (“FFO”). The Company computes FFO in accordance with the standards established by the National Association of Real Estate Investment Trusts, or NAREIT, as net income or loss (computed in accordance with accounting principles generally accepted in the United States, or U.S. GAAP), excluding gains or losses from sales of depreciable properties, the cumulative effect of changes in accounting principles, real estate-related depreciation and amortization, impairment charges on depreciable property owned directly or indirectly and after adjustments for unconsolidated/uncombined partnerships and joint ventures. FFO, as defined by NAREIT, is a computation made by analysts and investors to measure a real estate company’s cash flow generated by operations. The Company’s computation of FFO may not be comparable to other REITs that do not calculate FFO in accordance with the current NAREIT definition. MFFO excludes from FFO the following items:

•	acquisition fees and expenses;

•	straight-line rent and amortization of above or below intangible lease assets and liabilities;

•	amortization of discounts, premiums and fees on debt investments;

•	non-recurring impairment of real estate-related investments;

•	realized gains (losses) from the early extinguishment of debt;

•

realized gains (losses) on the extinguishment or sales of hedges, foreign exchange, securities and other derivative holdings except where the trading of such instruments is a fundamental attribute of our business;

•

unrealized gains (losses) from fair value adjustments on real estate securities, including CMBS and other securities, interest rate swaps and other derivatives not deemed hedges and foreign exchange holdings;

•	unrealized gains (losses) from the consolidation from, or deconsolidation to, equity accounting;

•	adjustments related to contingent purchase price obligations; and

•	adjustments for consolidated and unconsolidated partnerships and joint ventures calculated to reflect MFFO on the same basis as above.

FFO and MFFO should not be considered as an alternative to net income (determined in accordance with U.S. GAAP) as an indication of performance. In addition, FFO and MFFO do not represent cash generated from operating activities determined in accordance with U.S. GAAP and are not a measure of liquidity. FFO and MFFO should be considered in conjunction with reported net income and cash flows from operations computed in accordance with U.S. GAAP, as presented in the financial statements.

The following table presents a reconciliation of FFO to net loss:

Nine Months Ended September 30, 2017
Net Loss	$(997,415)
Adjustments:
Real estate depreciation and amortization	51,311
Funds from Operations	$(946,104)

The following table presents a reconciliation of FFO to MFFO:

Nine Months Ended September 30, 2017
Funds from Operations	$(946,104)
Adjustments:
Amortization of above-market lease intangibles	6,311
Acquisition expenses	4,815
Other real estate investment related amortization	4,441
Organization expenses	1,690
Modified Funds from Operations	$(928,847)

Net Asset Value

On November 8, 2017 the Company’s board of directors approved an estimated NAV as of September 30, 2017 of $24.89 per share for Class A and I, and $24.88 for Class T. The calculation of the Company’s estimated NAV was performed by Robert A. Stanger & Co., Inc. (“Stanger”), its independent valuation firm, in accordance with the procedures described in the “Net Asset Value Calculation and Valuation Procedures” section of the Company’s prospectus and under the oversight of the Company’s board of directors. Although the independent valuation firm performs the calculation of the Company’s estimated NAV, the Company’s board of directors is solely responsible for the determination of the Company’s estimated NAV.

Summary of Methodology

In accordance with our current valuation procedures, our NAV was based in part upon the acquisition price paid (before acquisition fees and expenses) of our investment in real estate, the estimated market value of our real estate-related DST investment and the fair market value of our loan payable, as outlined in more detail below.

Estimated Market Value of Unconsolidated Real Estate-Related DST Investment

While the Company’s investment in the DST occurred in the quarter-ended September 30, 2017, the basis of such investment was the price paid for the DST Properties in November 2016.  Given the time between the DST’s investment in the DST Properties and the current valuation date for our NAV, the Advisor, with the Company’s board of director’s consent, determined that an appraisal of the DST Properties and an estimate of the mortgage debt encumbering the DST Properties at or around the NAV valuation date was appropriate in determining the value of the Company’s DST investment.

DST Properties Appraisal

The Company engaged an appraisal firm licensed in the states in which the DST Properties are located to provide its appraised market value of each of the DST Properties as of June 2017 (the “DST Property Appraisals”).  The DST Property Appraisals were prepared utilizing both a direct capitalization analysis and a sales comparison approach. The direct capitalization analysis was given primary consideration in the value conclusion within the DST Property Appraisals, with the sales comparison approach providing supporting analyses. The capitalization rates applied in the direct capitalization analysis were based upon several factors, including property type, location and age; terms of the leases encumbering the DST Properties; lessee credit quality; industry surveys and data, information on capitalization rates from sale transactions of properties similar to the DST Properties; and other factors deemed appropriate. The capitalization rate applied to the estimated net operating income for the 12-month period following the DST Property Appraisals’ valuation date was 5.50%, producing an aggregate value of the DST Properties (before reflecting the Company’s ownership interest in the DST) of approximately $39,870,000.

DST Properties Mortgage Debt

Stanger performed a valuation of the mortgage debt encumbering the DST Properties in a manner as outlined below in “Fair Value of Long-Term Debt” and subject to the assumptions and limiting conditions contained therein. The discount rate applied to the future debt payments of the mortgage debt encumbering the DST Properties was 4.70%, producing a fair value estimate of the mortgage debt encumbering the DST Properties of $22,426,138, before reflecting the Company’s ownership interest in the DST.

In performing the calculation of the NAV, Stanger then added the other tangible net assets of the DST to the appraised value of the DST Properties less the estimated value of the DST Properties Mortgage Debt and multiplied the resulting total by the Company’s ownership interest in the DST (approximately 33.07%) to produce the value of the Company’s investment in the DST as of the valuation date.

Fair Value of Long Term Debt

Stanger performed a valuation of the property-level debt by reviewing available market data for comparable liabilities and applying a selected discount rate to the stream of future debt payments. The discount rate was selected based on several factors including U.S. Treasury yields as of the valuation date, as well as loan-specific items such as loan-to-value ratio, debt service coverage ratio, collateral property location, age, type, lease term and lessee credit quality, prepayment terms, and maturity and loan origination date. The discount rate applied to the future debt payments of our long-term debt was approximately 4.16%. Stanger’s valuation of the long-term debt is based in part on the acquisition price (before fees and expenses) of the direct real estate investment associated with such long-term debt as well as certain other assumptions and limiting conditions, including: (i) Stanger was provided with loan documents and other factual loan information by the Advisor and has relied upon and assumed that such information is correct in all material respects and no warranty is given by Stanger as to the accuracy of such information; (ii) the collateral property is assumed to be free and clear of liens (other than the mortgage being valued); (iii) information furnished by others, upon which all or portions of Stanger’s value opinion is based, is believed to be reliable but has not been verified, and no warranty is given as to the accuracy of such information; and (iv) the mortgage is assumed to be salable, transferable or assumable between parties and is further assumed not to be in default. Stanger’s opinion of the long-term debt value was predicated on the above assumptions.

Estimated NAV

In performing the calculation of the estimated NAV, Stanger added the acquisition price paid (before acquisition costs and fees) of the direct real estate investment, the estimated value of the investment in the DST and other tangible assets, consisting of cash and equivalents, receivables and prepaid assets and subtracted the estimated fair market value of the long-term debt and other tangible liabilities, consisting of Accounts payable and accrued expenses, but excluding amounts owed to the Advisor for reimbursement of O&O (consistent with our valuation procedures), and consideration of any other amounts due to the Advisor or affiliates for repayment of the Sponsor Support or amounts due to the Special Unit Holder upon a liquidation of the Company to produce an estimated NAV as of September 30, 2017 of $24.89 per share for Class A and I, and $24.88 for Class T shares.

The determination of NAV involves a number of assumptions and judgments, including estimates of the Advisor’s interest in disposition proceeds (if any). These assumptions and judgments may prove to be inaccurate. There can be no assurance that a stockholder would realize $24.89 per share of Class A and I common stock or $24.88 for Class T common stock if the Company were to liquidate or engage in another type of liquidity event today. In particular, the Company’s September 30, 2017 NAV is not based on an  appraisal of the fair market value of the Company’s real estate portfolio at that date and does not consider fees or expenses that may be incurred in providing a liquidity event. We believe the methodology of determining the Company’s NAV conforms to the Investment Program Association’s Practice Guideline for Valuations of Publicly Registered Non-Listed REITs (April 2013) and is prepared in accordance with the procedure described in the “Net Asset Value Calculation and Valuation Procedures” section of the Company’s prospectus.  In addition, the Company’s board of directors periodically reviews the Company’s NAV policies and procedures.

The purchase price per share for each class of the Company’s common stock will generally equal the prior quarter’s NAV per share, as determined quarterly, plus applicable selling commissions and dealer manager fees. The NAV for each class of shares is based on the value of the Company’s assets and the deduction of any liabilities, and any distribution fees applicable to such class of shares.

The following table provides a breakdown of the major components of the Company’s NAV:

Components of NAV	September 30, 2017
Investment in real estate	$7,936,508
Investment in real estate-related assets	5,805,102
Cash and cash equivalents	612,453
Other assets	452,795
Debt obligations	(4,500,000)
Due to related parties	(845,593)
Accounts payable and other liabilities	(218,702)
Distribution fee payable the following month(1)	(942)
Sponsor Support repayment / special unit holder interest in liquidation	—
Net Asset Value	$9,241,621
Number of outstanding shares	371,334

Note:(1) Distribution fee only relates to Class T shares.

NAV Per Share	Class A Shares	Class T Shares	Class I Shares	Total
Total Gross Assets at Fair Value	$5,924,513	$3,118,606	$5,763,739	$14,806,858
Distribution fees due and payable	—	(942)	—	(942)
Debt obligations	(1,800,536)	(947,787)	(1,751,677)	(4,500,000)
Due to related parties	(338,338)	(178,098)	(329,157)	(845,593)
Accounts payable and other liabilities	(87,507)	(46,063)	(85,132)	(218,702)
Quarterly NAV	$3,698,132	$1,945,716	$3,597,773	$9,241,621
Number of outstanding shares	148,578	78,210	144,546	371,334
NAV per share	$24.89	$24.88	$24.89

The following table reconciles stockholders’ equity per the Company’s consolidated balance sheet to the Company’s NAV:

Reconciliation of Stockholders’ Equity to NAV	September 30, 2017
Stockholders’ equity under U.S. GAAP	$7,971,498
Adjustments:
Unrealized appreciation of real estate-related assets	1,203,571
Organization and offering costs	94,435
Acquisition costs	(82,739)
Deferred financing costs	(81,936)
Accrued distribution fee(1)	77,357
Accumulated depreciation and amortization	59,435
NAV	$9,241,621

 Note: (1) Accrued distribution fee only relates to Class T shares.

The following details the adjustments to reconcile GAAP stockholders’ equity to the Company’s NAV:

Unrealized appreciation of real estate-related assets

Our investments in real estate-related assets are presented at historical cost, including acquisition costs, in our GAAP consolidated financial statements. As such, any increases in the fair market value of our investments in real estate are not included in our GAAP results. For purposes of determining our NAV, our investments in real estate are recorded at fair value.

Organization and offering costs

The Advisor has agreed to pay the Initial O&O costs on the Company's behalf through May 18, 2018, the Escrow Break Anniversary. Such costs will be reimbursed to the Advisor, ratably, by the Company, over 36 months beginning on May 19, 2018, subject to a maximum of 1% of gross offering proceeds of the IPO. Under U.S. GAAP, the Company's reimbursement liability pertaining to the Initial O&O costs is recorded as Due to related parties in the Company's consolidated balance sheet. For NAV, such costs will be recognized as a reduction in NAV as they are reimbursed.

Acquisition costs

The Company capitalizes acquisition costs incurred with the acquisition of its investment in real estate in accordance with GAAP. Such acquisition costs are not included in the value of real estate investments for purposes of determining NAV.

Deferred financing costs

Costs incurred in connection with obtaining financing are capitalized and amortized over the term of the related loan in accordance with GAAP. Such deferred financing costs are not included in the value of debt for purposes of determining NAV.

Accrued distribution fee

Accrued distribution fee represents the accrual for the full cost of the distribution fee for Class T shares. Under U.S. GAAP the Company accrued the full cost of the distribution fee as an offering cost at the time it sells the Class T shares. For purposes of NAV the Company recognizes the distribution fee as a reduction of NAV on a quarterly basis as such fee is paid.

Accumulated depreciation and amortization

The Company depreciates its investments in real estate and amortizes certain other assets and liabilities in accordance with GAAP. Such depreciation and amortization is not considered for purposes of determining NAV.

Sensitivity Analysis

Assuming all other factors remain unchanged, the table below presents the estimated increase or decrease to our September 30, 2017 NAV for a change in the going-in capitalization rate used in the DST Properties Appraisal together with a 5% change in the discount rates used to value our long-term debt and the DST Properties Mortgage Debt:

Sensitivity Analysis	Range of NAV (Class A & I)			Range of NAV (Class T)
	Low	Concluded	High	Low	Concluded	High
Estimated Per Share NAV	$22.64	$24.89	$27.10	$22.63	$24.88	$27.09
Capitalization Rate - DST Properties	5.78%	5.50%	5.23%	5.78%	5.50%	5.23%
Discount Rate - Long-Term Debt	4.37%	4.16%	3.95%	4.37%	4.16%	3.95%
Discount Rate - DST Properties Mortgage Debt	4.94%	4.70%	4.47%	4.94%	4.70%	4.47%

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

The Company uses debt financing as a source of capital.  The Company’s charter limits the Company from incurring debt if the Company’s borrowings exceed 300% of the cost of the Company’s net assets, which is estimated to approximate 75% of the cost of its tangible assets (before deducting depreciation or other non-cash reserves), though the Company may exceed this limit under certain circumstances. Once the Company has fully deployed the proceeds of the Offering, the Company expects its debt financing and other liabilities may likely be approximately 50% of the cost of its tangible assets (before adjusting for depreciation or other non-cash reserves), although it may exceed this level during the offering stage.

On July 11, 2017, in connection with the purchase of the GR Property, a wholly-owned subsidiary of the Operating Partnership entered into a loan agreement (the “GR Loan”) with UBS AG with an outstanding principal amount of $4,500,000. As of September 30, 2017, the carrying amount of the GR Loan on the consolidated balance sheets is $4,419,877, which is net of $80,123 of deferred financing costs. The GR Loan provides for monthly interest payments and bears interest at an initial fixed rate of 4.1064% per annum through the anticipated repayment date, July 6, 2027, and thereafter at a revised interest rate of 3.0% per annum plus the greater of the initial interest rate or the 10 year swap yield through the maturity date, June 30, 2032. As of September 30, 2017, the Company’s debt ratio is 46.4%.

In addition to making investments in accordance with its investment objectives, the Company uses its capital resources to make certain payments to the Advisor and Cantor Fitzgerald & Co. (the “Dealer Manager”). In conjunction with the IPO, payments are made to the Dealer Manager for selling commissions, dealer manager fees, and distribution fee payments. With regards to the total organization and offering costs, including selling commissions, dealer manager fees, distribution fees and reimbursement of other organization and offering costs, will not exceed 15% of the gross proceeds of the Offering, including proceeds from sales of shares under the Company’s DRP. Additionally, the Company expects to make payments to the Advisor in connection with the management of its assets and costs incurred by the Advisor in providing services to the Company.

The Company anticipates that over time adequate cash will be generated from operations to fund its operating and administrative expenses, continuing debt service obligations and the payment of distributions. However, the Company’s ability to finance its operations is subject to some uncertainties. The Company’s ability to generate working capital is dependent on its ability to attract and retain tenants, investments that generate cash flow, and the economic and business environments of the various markets in which the Company’s properties will be located. The Company’s ability to sell its assets is partially dependent upon the state of real estate markets and the ability of purchasers to obtain financing at reasonable commercial rates. In general, the Company policy is to pay distributions from cash flow from operations but should operations not be sufficient to fund cash distributions, the Company has entered into a distribution support agreement with CFI to purchase up to $5 million in Class I shares from the Company (less the amount of any shares purchased by CFI in order to satisfy the Minimum Offering Requirement, through March 23, 2019, to provide additional cash support distributions (the “Distribution Support Agreement”). However, if the Company has not generated sufficient cash flow from its operations and other sources, such as from the Distribution Support Agreement, or the Advisor's deferral, suspension and/or waiver of its fees and expense reimbursements, to fund distributions, the Company may use the proceeds from the Offering for such purposes. Moreover, the Company’s board of directors may change its policy to generally pay distributions from cash flow from operations, in its sole discretion, at any time.

Cash Flows

The following table provides a breakdown of the net change in the Company’s cash and cash equivalents:

Nine Months Ended September 30, 2017
Cash flows from operating activities	$63,122
Cash flows from investing activities	(12,599,247)
Cash flows from financing activities	12,947,577
Increase in cash and cash equivalents	$411,452

Operating Activities

During the nine months ended September 30, 2017, net cash provided by operating activities increased $63,122, compared to $0 of net cash provided by operating activities for the nine months ended September 30, 2016. The change was primarily due to the acquisition of a rental income-producing property, the GR Property, subsequent to September 30, 2016, a net increase in working capital accounts of $1.02 million, an increase in depreciation and amortization expenses related to real estate assets and liabilities and deferred financing costs totaling $0.06 million, offset by an increase in income from real estate-related assets of $0.02 million and an increase in net loss of $1.00 million (see “—Results of Operations”).

Investing Activities

Net cash used in investing activities increased $12.6 million to $12.6 million for the nine months ended September 30, 2017, compared to $0 for the nine months ended September 30, 2016. The increase was primarily due to the acquisition of the GR Property for an aggregate acquisition cost of $8.0 million and the purchase of an interest in real estate-related assets of $4.6 million during the nine months ended September 30, 2017.

Financing Activities

During the nine months ended September 30, 2017, net cash provided by financing activities was $12.9 million, compared to net cash provided by financing activities of $0 million for the nine months ended September 30, 2016. The change was primarily due to proceeds from common stock issued of $8.6 million and the issuance of a loan payable of $4.5 million.

Distributions

On June 15, 2017, the Company’s board of directors authorized, and the Company declared, distributions for July 2017, based on an amount equal to $0.004253787 per day per share of Class A common stock, Class I common stock and Class T common stock, less, for holders of the shares of Class T common stock, the distribution fees that are payable with respect to shares of Class T common stock. The distributions began to accrue on July 11, 2017. On August 14, 2017, the Company’s board of directors authorized, and the Company declared, distributions for the period from August 2017 to November 14, 2017, in an amount equal to $0.004253787 per day. The distributions are payable by the 5th business day following each month end to stockholders of record at the close of business each day during the prior month.

The amount of distributions payable to the Company’s stockholders is determined by the board of directors and is dependent on a number of factors, including funds available for distribution, the Company’s financial condition, capital expenditure requirements, requirements of Maryland law and annual distribution requirements needed to qualify and maintain its status as a REIT. The Company board of directors may reduce the amount of distributions paid or suspend distribution payments at any time, and therefore distribution payments are not assured.

Under the terms of the Distribution Support Agreement, if the cash distributions the Company pays for any calendar quarter exceed the Company’s MFFO for such quarter, CFI will purchase Class I shares following the end of such calendar quarter for a purchase price equal to the amount by which the distributions paid on such shares exceed the MFFO for such quarter. In such instance, the Company may be paying distributions from proceeds of the shares purchased by CFI or its affiliates, not from cash flow from operations. Class I shares purchased by CFI pursuant to the Distribution Support Agreement will be eligible to receive all distributions payable by the Company with respect to Class I shares.

The following table summarizes our distributions declared during the nine months ended September 30, 2017. From February 2, 2016 (date of the Company’s initial capitalization) through September 30, 2016, the Company had not commenced principal operations and as such, no distributions were made during this period.

		Nine Months Ended September 30, 2017
		Amount	Percent
Distributions
	Paid in cash	$38,326	47%
	Payable	36,710	45%
	Reinvested in shares	6,927	8%
	Total distributions	$81,963	100%

Sources of Distributions:
	Operating cash flows	$62,578	76%
	Offering proceeds	19,385	24%
	Total sources of distributions	$81,963	100%

From inception through September 30, 2017, the Company declared $81,963 of distributions to its shareholders (including those reinvested in shares pursuant to the DRP), compared to the Company’s total aggregate FFO loss of $946,104 and the Company’s total aggregate net loss of $997,415 for that period. During our offering and investment stages, the Company incurs certain acquisition-related expenses in connection with its real estate investments, which are recorded as reductions to net income (loss) and FFO. From inception through September 30, 2017, we incurred acquisition related expenses totaling $82,739.

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

Reimbursement of Organization and Offering Costs

The Advisor has agreed to pay, on behalf of the Company, all organizational and offering costs (including legal, accounting, and other costs attributable to the Company’s organization and offering, but excluding upfront selling commissions, dealer manager fees and distribution fees) (“Initial O&O Costs”) through the Escrow Break Anniversary. The Company is not required to reimburse the Advisor for payment of the Initial O&O Costs prior to the Escrow Break Anniversary. Following the Escrow Break Anniversary, the Company will reimburse the Advisor for payment of the Initial O&O Costs ratably over a 36-month period; provided, however, that the Company shall not be obligated to pay any amounts that as a result of such payment would cause the aggregate payments for Initial O&O Costs (less selling commissions, dealer manager fees and distribution fees) paid to the Advisor to exceed 1% of gross offering proceeds of the IPO as of such payment date. Any amounts not reimbursed in any period shall be included in determining any reimbursement for a subsequent period.

Variable Interest Entities

A Variable Interest Entity (“VIE”) is an entity that lacks one or more of the characteristics of a voting interest entity. A VIE is defined as an entity in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The determination of whether an entity is a VIE includes both a qualitative and quantitative analysis. The Company bases the qualitative analysis on the Company’s review of the design of the entity, its organizational structure including decision-making ability and relevant financial agreements and the quantitative analysis on the forecasted cash flow of the entity. The Company will reassess the initial evaluation of an entity as a VIE upon the occurrence of certain reconsideration events. A VIE must be consolidated only by its primary beneficiary, which is defined as the party who, along with its affiliates and agents has both the: (i) power to direct the activities that most significantly impact the VIE’s economic performance and (ii) obligation to absorb the losses of the VIE or the right to receive the benefits from the VIE, which could be significant to the VIE. The Company will determine whether it is the primary beneficiary of a VIE by considering qualitative and quantitative factors, including, but not limited to: which activities most significantly impact the VIE’s economic performance and which party controls such activities; the amount and characteristics of its investment; the obligation or likelihood for us or other interests to provide financial support; consideration of the VIE’s purpose and design, including the risks the VIE was designed to create and pass through to its variable interest holders and the similarity with and significance to the Company’s business activities and other interests. The Company will reassess the determination of whether it is the primary beneficiary of a VIE each reporting period. Significant judgments related to these determinations include estimates about the current and future fair value and performance of investments held by these VIE’s and general market conditions. As of September 30, 2017, the Company concluded that it did have an investment in a VIE and because the Company is not the primary beneficiary it will not consolidate such entities, as described in “Note 10—Variable Interest Entities” in its accompanying consolidated financial statements included in Part I Item 1. “Financial Statements—Notes to Consolidated Financial Statements”.

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

Accounting for Investments

Operating Real Estate

Operating real estate will be carried at historical cost less accumulated depreciation. The Company follows the purchase method for an acquisition of operating real estate, where the purchase price is allocated to tangible assets such as land, building, tenant and land improvements and other identified intangibles. Major replacements and betterments which improve or extend the life of the asset are capitalized and depreciated over their useful life. Ordinary repairs and maintenance will be expensed as incurred. Operating real estate is depreciated using the straight-line method over the estimated useful lives of the assets.

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

Investments in Real Estate-Related Assets

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

Revenue Recognition

Operating Real Estate

Rental and other income from operating real estate is derived from leasing of space to various types of tenants. The leases are for fixed terms of varying length and generally provide for annual rentals and expense reimbursements to be paid in monthly installments. Rental income from leases is recognized on a straight-line basis over the term of the respective leases.

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

Credit Losses and Impairment on Investments

Operating Real Estate

The Company’s real estate portfolio will be reviewed on a periodic basis, to assess whether there are any indicators that the value of its operating real estate may be impaired or that its carrying value may not be recoverable. A property’s value is considered impaired if management’s estimate of the aggregate expected future undiscounted cash flow generated by the property is less than the carrying value. In conducting this review, management considers global macroeconomic factors, real estate sector conditions and asset specific and other factors including the tenant’s financial well being. To the extent an impairment has occurred, the loss is measured as the excess of the carrying value of the property over the estimated fair value and recorded in impairment on operating real estate in the Company’s consolidated statements of operations. An allowance for a doubtful account for a tenant receivable is established based on a periodic review of aged receivables resulting from estimated losses due to the inability of tenants to make required rent and other payments contractually due. Additionally, the Company establishes, on a current basis, an allowance for future tenant credit losses on unbilled rent receivable based on an evaluation of the collectability of such amounts.

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

Recent Accounting Pronouncements

For recent accounting pronouncements, refer to “Note 2—Summary of Significant Accounting Policies” in the accompanying consolidated financial statements included in Part I Item 1. “Financial Statements—Notes to Consolidated Financial Statements”.

Emerging Growth Company

The Company is and will remain an “Emerging Growth Company,” as defined in the JOBS Act, until the earliest to occur of (i) the last day of the fiscal year during which the Company’s total annual gross revenues equal or exceed $1 billion (subject to adjustment for inflation); (ii) the last day of the fiscal year following the fifth anniversary of the IPO; (iii) the date on which the Company has, during the previous three-year period, issued more than $1 billion in non-convertible debt; or (iv) the date on which the Company is deemed a large accelerated filer under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. Additionally, the Company is eligible to take advantage of certain other exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in the Company’s periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. The Company has chosen to “opt out” of that extended transition period and as a result the Company will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that the Company’s decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable. Otherwise, the Company has not yet made a decision whether to take advantage of any or all of the exemptions available to it under the JOBS Act.

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

Off-Balance Sheet Arrangements

As of September 30, 2017, the Company had no off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on the Company’s financial condition, revenue and expenses, results of operations, liquidity, capital expenditures, or capital resources.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

The market risk associated with financial instruments and derivative financial instruments is the risk of loss from adverse changes in market prices or interest rates.  The Company’s interest rate risk management objectives are to limit the impact of interest rate changes in earnings and cash flows and to manage overall borrowing costs. To achieve these objectives, from time to time, the Company may enter into interest rate hedge contracts such as swaps, collars and treasury lock agreements in order to mitigate interest rate risk with respect to various debt instruments. The Company would not hold or issue these derivative contracts for trading or speculative purposes. As of September 30, 2017, there are no such hedging contract outstanding. The Company does not have any foreign operations and thus is not exposed to foreign currency fluctuations.

Interest Rate Risk

As of September 30, 2017, the Company had fixed rate debt of $4.5 million, and therefore, is not exposed to interest rate changes in LIBOR.

Credit Risk

Concentrations of credit risk arise when a number of tenants are engaged in similar business activities, or activities in the same geographic region, or have similar economic features that would cause their ability to meet contractual obligations, including those to the Company, to be similarly affected by changes in economic conditions. The Company is subject to tenant, geographic and industry concentrations. Any downturn of the economic conditions in one or more of these tenants, states or industries could result in a material reduction the Company’s cash flows or material losses to the Company. At September 30, 2017, all of the properties are 100% leased to Walgreens.

The factors considered in determining the credit risk of the Company’s tenants include, but are not limited to: payment history; credit status and change in status (credit ratings for public companies are used as a primary metric); change in tenant space needs (i.e., expansion/downsize); tenant financial performance; economic conditions in a specific geographic region; and industry specific credit considerations. The credit risk of the Company’s portfolio is reduced by the high quality of the Company’s existing tenant base, reviews of prospective tenants’ risk profiles prior to lease execution and consistent monitoring of the Company’s portfolio to identify potential problem tenants.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds of Registered Securities.

Unregistered Sales of Equity Securities

None.

Use of Proceeds

On March 23, 2017, the Company’s Registrations Statement on Form S-11 (File No. 333-214310), was declared effective by the SEC. On May 18, 2017, the Company satisfied the Minimum Offering Requirement as a result of CFI purchasing $2.0 million in Class I shares at $25.00 per share. As of September 30, 2017, the current NAV per share of each class of the Company’s common stock was $24.89 per Class A share, $24.88 per Class T share and $24.89 per Class I share, plus applicable selling commissions and dealer manager fees. Effective November 21, 2017, the new offering price will be $26.20 per Class A share, $25.39 per Class T share and $24.89 per Class I share.

From the commencement of the Offering through September 30, 2017, the Company used proceeds of $4,580,000 to purchase an interest in real estate-related assets, $3,436,508 to make an acquisition of real estate, and $82,739 to pay acquisition costs incurred in connection with the purchases.

As of September 30, 2017, the Company issued the following shares of common stock and raised the following gross proceeds in connection with the Offering:

	Shares sold	Gross offering proceeds
Offering	363,154	$9,243,469

For the period from the commencement of the Offering through September 30, 2017, the Company issued 363,154 shares of common stock generating total gross proceeds of $9,243,469.

During this time, the Company also incurred $222,070 in selling commissions net of Sponsor Support, and incurred $78,843 of distribution fees, in connection with the issuance and distribution of our registered securities.

The net proceeds received from the Offering, after deducting the total expenses incurred as described above, were $8,942,556. Consequently, as of September 30, 2017 the ending cash and cash equivalents balance increased by $411,452, and the Company recorded an increase in receivables of $446,153.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

During the nine months ended September 30, 2017, the Company did not receive any requests to repurchase any shares of common stock.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits listed below are included, or incorporated by reference, in this Quarterly Report on Form 10-Q.

EXHIBITS INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
3.1

Second Articles of Amendment and Restatement of Rodin Global Property Trust, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 12, 2017)

3.2	Second Amended and Restated Bylaws of Rodin Global Property Trust, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 12, 2017)

4.1	Form of Subscription Agreement (incorporated by reference to Exhibit 4.1 to the Company’s Pre-Effective Amendment No. 2 to Form S-11 (File No. 333-214130), filed with the SEC on March 21, 2017)

4.2

Form of Distribution Reinvestment Plan (incorporated by reference to Exhibit 4.2 to the Company’s Pre-Effective Amendment No. 2 to Form S-11 (File No. 333-214130), filed with the SEC on March 21, 2017)

10.1

Agreement of Purchase and Sale by and between Barnes Development Walker, LLC and Cantor Real Estate Investment Management Investments, LLC dated May 16, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 12, 2017)

10.2	Loan Agreement between 3596 Alpine Ave, LLC and UBS AG dated July 11, 2017 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on July 12, 2017)

31.1*	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

Dated: November 14, 2017