Form 10-K
period 2017-12-31
RODIN GLOBAL PROPERTY TRUST, INC.
filed 2018-03-30
CIK 1666244

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 333-214130

Rodin Global Property Trust, Inc.

(Exact name of Registrant as specified in its Charter)

Maryland	81-1310268
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
110 E. 59th Street, New York, NY	10022
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 938-5000

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES ☐ NO ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒(Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The aggregate market value of the common stock held by non-affiliates of the Registrant: No established market exists for the Registrant’s common stock. As of March 28, 2018, the registrant had 749,546 Class A shares, 194,673 Class I shares, and 362,317 Class T shares of $0.01 par value common stock outstanding.

i

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements about our business, including, in particular, statements about our plans, strategies and objectives. You can generally identify forward-looking statements by our use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue” or other similar words. You should not rely on these forward-looking statements because the matters they describe are subject to known and unknown risks, uncertainties and other unpredictable factors, many of which are beyond our control. Our actual results, performance and achievements may be materially different from that expressed or implied by these forward-looking statements.

You should carefully review Item 1A. “Risk Factors” of this Annual Report on Form 10-K for a discussion of the risks and uncertainties that we believe are material to our business, operating results, prospects and financial condition. Except as otherwise required by federal securities laws, we do not undertake to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

These factors include, but are not limited to the following:

•	our ability to successfully raise capital in our offering;
•

our dependence on the resources and personnel of our advisor, our sponsor and their affiliates, including our advisor’s ability to source and close on attractive investment opportunities on our behalf;

•	the performance of our advisor and our sponsor;
•	our ability to deploy capital quickly and successfully and achieve a diversified portfolio consistent with our target asset classes;
•	our ability to access financing for our investments;
•	our liquidity;
•	our ability to make distributions to our stockholders, including from sources other than cash flow from operations;
•	the effect of paying distributions to our stockholders from sources other than cash flow provided by operations;
•	the lack of a public trading market for our shares;
•	the impact of economic conditions on our tenants, borrowers and others who we depend on to make payments to us;
•	our advisor’s ability to attract and retain sufficient personnel to support our growth and operations;
•	our limited operating history;
•	difficulties in economic conditions generally and the real estate, debt, and securities markets specifically;
•	changes in our business or investment strategy;
•	environmental compliance costs and liabilities;
•	any failure in our advisor’s due diligence to identify all relevant facts in our underwriting process or otherwise;
•

the impact of market and other conditions influencing the availability of equity versus debt investments and performance of our investments relative to our expectations and the impact on our actual return on invested equity, as well as the cash provided by these investments;

•	defaults on or non-renewal of leases by tenants, lease renewals at lower than expected rent, or failure to lease properties at all or on favorable rents and terms;
•	the degree and nature of our competition;
•	risks associated with using debt to fund our business activities, including re-financing and interest rate risks;
•	illiquidity of investments in our portfolio;
•	our ability to finance our transactions;
•	the effectiveness of our risk management systems;
•	our ability to realize current and expected returns over the life of our investments;

•	our ability to maintain effective internal controls;
•	regulatory requirements with respect to our business, as well as the related cost of compliance;
•	our ability to qualify and maintain our qualification as a REIT for federal income tax purposes and limitations imposed on our business by our status as a REIT;
•

changes in laws or regulations governing various aspects of our business and non-traded REITs generally, including, but not limited to, changes implemented by the Department of Labor or FINRA and changes to laws governing the taxation of REITs;

•	our ability to maintain our exemption from registration under the Investment Company Act;
•	general volatility in domestic and international capital markets and economies;
•	effect of regulatory actions, litigation and contractual claims against us and our affiliates, including the potential settlement and litigation of such claims;
•	the impact of any conflicts arising among us and our sponsor and its affiliates;
•	the adequacy of our cash reserves and working capital;
•	increases in interest rates, operating costs, or greater than expected capital expenditures;
•	the timing of cash flows, if any, from our investments; and
•	other risks associated with investing in our targeted investments.

The foregoing list of factors is not exhaustive. Factors that could have a material adverse effect on our operations and future prospects are set forth in Item 1A. “Risk Factors” in this Annual Report on Form 10-K. The factors set forth in the Risk Factors section and described elsewhere in this Annual Report on Form 10-K could cause our actual results to differ significantly from those contained in any forward-looking statement contained in this Annual Report on Form 10-K.

Item 1. Business.

References herein to “Rodin Global Property Trust,” “Company,” “we,” “us,” or “our” refer to Rodin Global Property Trust, Inc., a Maryland corporation, and its subsidiaries unless the context specifically requires otherwise.

The Company is a Maryland corporation that intends to qualify as a real estate investment trust (“REIT”) beginning with the taxable year ending December 31, 2017. The Company is externally managed by Rodin Global Property Advisors, LLC (the “Advisor”), a Delaware limited liability company and wholly-owned subsidiary of the Company’s sponsor, Cantor Fitzgerald Investors, LLC (“CFI”). The Company is a commercial real estate company formed to invest in and manage a diversified portfolio of income-producing commercial properties and other real estate-related assets. The Company intends to invest primarily in the acquisition of single-tenant net leased commercial properties located in the United States (“U.S.”), United Kingdom and other European countries.

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

On February 2, 2016, the Company was capitalized with a $201,001 investment by CFI. The Company has registered with the Securities and Exchange Commission (“SEC”) an offering of up to $1.25 billion in shares of common stock, consisting of up to $1.0 billion in shares in the Company’s Initial Public Offering (“IPO”) and up to $250 million in shares pursuant to its distribution reinvestment plan (the “DRP”) (the IPO and the DRP collectively, the “Offering”). The Company’s Registration Statement was declared effective by the SEC on March 23, 2017. On May 18, 2017, the Company satisfied the minimum offering requirement as a result of the purchase of $2.0 million in Class I shares by CFI (the “Minimum Offering Requirement”). As of March 28, 2018, the Company had sold 736,568 Class A shares, 360,198 Class T shares, and 194,322 Class I shares of common stock in the IPO, as well as 4,798 Class A shares, 2,119 Class T shares, and 351 Class I shares in the DRP for aggregate net proceeds of $31,904,245.

The Company determines its Net Asset Value (“NAV”) as of the end of each quarter. The board of directors adjusts the offering prices of each class of shares such that the purchase price per share for each class equals the NAV per share as of the most recent valuation date, as determined on a quarterly basis, plus applicable upfront selling commissions and dealer manager fees, less the portion of selling commissions and all of the dealer manager fees paid by CFI (“Sponsor Support”), up to a total of 4.0% of gross offering proceeds from the sale of Class A shares and Class T shares, and up to a total of 1.5% of gross offering proceeds from the sale of Class I shares, incurred in connection with the IPO. The Company intends to publish any adjustment to the NAV and the corresponding adjustments to the offering prices of its shares ordinarily within 45 days after the end of the applicable fiscal quarter. As of December 31, 2017, the Company’s NAV was $24.95 per Class A share, $24.93 per Class T share and $24.95 per Class I share. Accordingly, effective February 21, 2018, the new offering price was $26.26 per Class A share, $25.44 per Class T share and $24.95 per Class I share. For further discussion of the Company’s NAV calculation, please see “—Net Asset Value”.

The Company intends to invest primarily in the acquisition of single-tenant net leased commercial properties. The Company may also originate and invest in loans related to net leased commercial properties and invest in commercial real estate-related securities. All properties will be acquired by the Company and managed by the Advisor. The number and type of properties or real estate-related securities that the Company acquires will depend upon real estate market conditions, the amount of proceeds the Company raises in its offerings and other circumstances existing at the time the Company is acquiring such assets. As of December 31, 2017, the Company owned one property located in Grand Rapids, Michigan (the “GR Property”), and acquired an interest in a Delaware Statutory Trust (the “DST”), which owns seven properties through an investment in real estate-related assets (individually a “DST Property” and collectively the “DST Properties”).

The Company has no employees and has retained the Advisor to manage its affairs on a day-to-day basis. The Advisor’s responsibilities include, but are not limited to, providing real estate-related services, including services related to originating investments, negotiating financing, and providing property-level asset management services, property management services, leasing and construction oversight services and disposition services, as needed. The Advisor is a wholly owned subsidiary of CFI and therefore, the Advisor and CFI are related parties. The Advisor and its affiliates receive, as applicable, compensation, fees and expense reimbursements for services related to the investment and management of the Company’s assets. Such affiliated entities receive fees, expense reimbursements, distributions (related to ownership of the Company’s common stock), as well as other compensation during the offering, acquisition, operational and liquidation stages.

The Company is not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting real estate generally, that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from acquiring properties or real estate-related securities, other than those referred to in this Annual Report on Form 10-K.

Competition

We face competition from various entities for investment opportunities in properties, including other REITs, pension funds, insurance companies, investment funds and companies, partnerships and developers. In addition to third-party competitors, other programs sponsored by the Advisor and its affiliates, particularly those with investment strategies that overlap with ours, may seek investment opportunities that would be suitable for the Company. Many of these entities may have greater access to capital to acquire properties than we have.

Conflicts of Interests

Our Advisor faces conflicts of interest relating to performing services on our behalf and such conflicts may not be resolved in our favor, meaning that we could acquire less attractive assets, which could limit our ability to make distributions and reduce your overall investment return.

Our Advisor is an indirect subsidiary of Cantor Fitzgerald, L.P. (“Cantor”) and is organized to provide asset management and other services to us. Cantor controls Cantor Commercial Real Estate (“CCRE”), BGC Partners, Inc. (“BGC”), Newmark Group, Inc. (“Newmark”) and a number of other financial services businesses, including our dealer manager, Cantor Fitzgerald & Co. (collectively, the “Cantor Companies”).

We rely on the investment professionals of our Advisor and certain of its affiliates to identify suitable investment opportunities for our Company. Our investment strategy may overlap with some of the strategies of other Cantor Companies. CCRE is primarily in the business of originating and securitizing whole mortgage loans secured by commercial real estate. Newmark does not currently acquire properties or interests in real estate properties, however, through its Berkeley Point business, it originates multifamily loans distributed through the GSE programs of Fannie Mae and Freddie Mac, as well as through HUD programs.  In addition, in the course of Newmark’s business, it may generate fees from the referral of loan opportunities to third parties. The persons comprising CCRE’s and Newmark’s day to day management are different than our investment professionals. However, both lines of business are affiliates and under common control with our sponsor. Neither CCRE nor Newmark nor any other Cantor Company is restricted from competing with our business, whether by originating or acquiring loans that might be suitable for origination or acquisition by us, or by referring investment opportunities to third parties in exchange for fees. In addition, CCRE and Newmark are not required to refer such opportunities to us. Investment opportunities sourced by the investment professionals of CCRE, Newmark or any other Cantor Company not controlled by our sponsor, to the extent not pursued by such company, will be allocated by such company in its sole discretion. The investment professionals responsible for sourcing investments for the sponsor are generally different than the investment professionals responsible for sourcing investments for other Cantor Companies and to the extent there is overlap, such investment professionals will first present suitable opportunities to our sponsor.

Item 1A. Risk Factors.

You should specifically consider the following material risks in addition to the other information contained in this Annual Report on Form 10-K. The occurrence of any of the following risk might have a material adverse effect on our business and financial condition. The risks and uncertainties discussed below are not only ones we face, but do represent those risks and uncertainties that we believe are most significant to our business, operating results, financial condition, prospects and forward-looking statements.

Risks Related to Our Investments in Real Estate

Our investments will be subject to the risks typically associated with real estate.

We intend to invest in a diverse portfolio of income-producing commercial properties and other real estate-related assets. Each of these investments will be subject to the risks typically associated with real estate. The value of real estate may be adversely affected by a number of risks, including:

•	natural disasters such as hurricanes, earthquakes and floods;
•	acts of war or terrorism, including the consequences of terrorist attacks, such as those that occurred on September 11, 2001;
•	adverse changes in national and local economic and real estate conditions;
•	an oversupply of (or a reduction in demand for) space in the areas where particular properties are located and the attractiveness of particular properties to prospective tenants;
•	changes in governmental laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance therewith and the potential for liability under applicable laws;
•	costs of remediation and liabilities associated with environmental conditions affecting properties;
•	the potential for uninsured or underinsured property losses; and
•	periods of high interest rates and tight money supply.

The value of each property is affected significantly by its ability to generate cash flow and net income, which in turn depends on the amount of rental or other income that can be generated net of expenses required to be incurred with respect to the property. Many expenditures associated with properties (such as operating expenses and capital expenditures) cannot be reduced when there is a reduction in income from the properties. These factors may have a material adverse effect on our ability to pay expenses on properties that are not triple net leased, on the ability of our tenants to pay their rent and of our borrowers to pay their loans, as well as on the value that we can realize from other real estate-related assets we originate, own or acquire.

We intend to invest primarily in commercial real estate related assets; therefore, our results will be affected by factors that affect the commercial real estate industry, including volatility in economic conditions and fluctuations in interest rates.

Our operating results are subject to risks generally incident to the ownership of commercial real estate, including:

•	volatility in general economic conditions;
•	changes in supply of or demand for similar or competing properties in a geographic area;
•	changes in interest rates and availability of permanent mortgage funds that may render the sale of a property difficult or unattractive;

•	the illiquidity of real estate investments generally;
•	changes in tax, real estate, environmental and zoning laws; and
•	periods of high interest rates and tight money supply.

For these and other reasons, we cannot assure our stockholders that we will be profitable or that we will realize growth in the value of our commercial real estate properties.

We may have difficulty selling or re-leasing our properties, and this lack of liquidity may limit our ability to quickly change our portfolio in response to changes in economic or other conditions.

Real estate investments generally have less liquidity compared to other financial assets and this lack of liquidity may limit our ability to quickly change our portfolio in response to changes in economic or other conditions. The leases we may enter into or acquire may be for properties that are specially suited to the particular needs of our tenant. With these properties, if the current lease is terminated or not renewed, we may be required to renovate the property or to make rent concessions in order to lease the property to another tenant. In addition, if we are forced to sell the property, we may have difficulty selling it to a party other than the tenant due to the special purpose for which the property may have been designed. These and other limitations may affect our ability to sell properties without adversely affecting returns to our stockholders.

The commercial real estate industry has been and may continue to be adversely affected by economic conditions in the United States and the global financial markets generally.

Our business and operations are dependent on the commercial real estate industry generally, which in turn is dependent upon broad economic conditions in the United States and abroad. A worsening of economic conditions would likely have a negative impact on the commercial real estate industry generally and on our business and operations specifically. Additionally, disruptions in the global economy, whether as a result of recent economic conditions in China and the Euro-zone, regional conflict or otherwise, may also have a negative impact on the commercial real estate market domestically. Adverse conditions in the commercial real estate industry could harm our business and financial condition by, among other factors, reducing the value of our existing assets, limiting our access to debt and equity capital, harming our ability to originate new commercial real estate debt and otherwise negatively impacting our operations.

Properties that have vacancies for a significant period of time could be difficult to sell, which could diminish the return on our stockholders’ investment.

A property may incur vacancies either by the continued default of tenants under their leases or the expiration of tenant leases. If vacancies continue for a long period of time, we may suffer reduced revenues resulting in less cash to be distributed to stockholders. In addition, because properties’ market values depend principally upon the value of the properties’ leases, the resale value of properties with prolonged vacancies could suffer, which could further reduce our stockholders’ return.

Our inability to sell a property when we desire to do so could adversely impact our ability to pay cash distributions.

The real estate market is affected by many factors, such as general economic conditions, availability of financing, interest rates and other factors, including supply and demand, that are beyond our control. We cannot predict whether we will be able to sell any property for the price or on the terms set by us, or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We cannot predict the length of time needed to find a willing purchaser and to close the sale of a property.

We may be required to expend funds to correct defects or to make improvements before a property can be sold. We cannot assure our stockholders that we will have funds available to correct such defects or to make such improvements.

Moreover, in acquiring a property, we may agree to restrictions that prohibit the sale of that property for a period of time or impose other restrictions, such as a limitation on the amount of debt that can be placed or repaid on that property. These provisions would restrict our ability to sell a property.

We may not be able to sell our properties at a price equal to, or greater than, the price for which we purchased such property, which may lead to a decrease in the value of our assets.

Our leases may not contain rental increases over time. Therefore, the value of the property to a potential purchaser may not increase over time, which may restrict our ability to sell a property, or if we are able to sell such property, may lead to a sale price less than the price that we paid to purchase the property.

Our success is materially dependent upon the financial stability of our tenants.

We intend to invest primarily in direct equity, joint venture equity, preferred equity, and mezzanine loans related to properties that are net leased to single tenant occupants on a long term basis, and therefore the success of our investments is materially dependent on the financial stability of these tenants. Lease payment defaults by tenants could negatively impact our net income and reduce the amounts available for distributions to our stockholders. A default of a tenant on its lease payment to us could cause us to lose the revenue from the property and require us to find an alternative source of revenue to meet any mortgage payment and prevent a foreclosure if the property is subject to a mortgage. In the event of a default, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-leasing our property. If a lease is terminated, there is no assurance that we will be able to re-lease the property for the rent previously received or sell the property without incurring a loss. A failure by any of our tenants to meet their obligations to us could have a material adverse effect on our financial condition and results of operations and on our ability to pay distributions to our stockholders.

We will depend on tenants for our revenue, and therefore our revenue will be dependent on the success and economic viability of our tenants.

We expect that rental income from real property will, directly or indirectly, constitute a significant portion of our income. Delays in collecting accounts receivable from tenants could adversely affect our cash flows and financial condition. In addition, the inability of a single major tenant or a number of smaller tenants to meet their rental obligations would adversely affect our income. Therefore, our financial success will be indirectly dependent on the success of the businesses operated by the tenants in our properties or in the properties securing loans we may own. The weakening of the financial condition of or the bankruptcy or insolvency of a significant tenant or a number of smaller tenants and vacancies caused by defaults of tenants or the expiration of leases, may adversely affect our operations and our ability to pay distributions.

Generally, under U.S. bankruptcy law, a debtor tenant has 120 days to exercise the option of assuming or rejecting the obligations under any unexpired lease for nonresidential real property, which period may be extended once by the bankruptcy court. If the tenant assumes its lease, the tenant must cure all defaults under the lease and may be required to provide adequate assurance of its future performance under the lease. If the tenant rejects the lease, we will have a claim against the tenant’s bankruptcy estate. Although rent owing for the period between filing for bankruptcy and rejection of the lease may be afforded administrative expense priority and paid in full, pre-bankruptcy arrears and amounts owing under the remaining term of the lease will be afforded general unsecured claim status (absent collateral securing the claim). Moreover, amounts owing under the remaining term of the lease will be capped. Other than equity and subordinated claims, general unsecured claims are the last claims paid in a bankruptcy and therefore funds may not be available to pay such claims in full. In addition, while the specifics of the bankruptcy laws of international jurisdictions may differ from the U.S. bankruptcy laws described herein, the bankruptcy or insolvency of a significant tenant or a number of smaller tenants at any of the international properties we may acquire, may similarly adversely impact our operations and our ability to pay distributions.

Leases with retail properties’ tenants may restrict us from re-leasing space.

We may invest in retail properties. Most leases with retail tenants contain provisions giving the particular tenant the exclusive right to sell particular types of merchandise or provide specific types of services within the particular retail center. These provisions may limit the number and types of prospective tenants interested in leasing space in a particular retail property.

We may invest in healthcare properties. Adverse trends in healthcare provider operations may negatively affect our lease revenues and our ability to make distributions to our stockholders.

We may invest in healthcare properties. The healthcare industry currently is experiencing changes in the demand for and methods of delivering healthcare services; changes in third party reimbursement policies; significant unused capacity in certain areas, which has created substantial competition for patients among healthcare providers in those areas; continuing pressure by private and governmental payors to reduce payments to providers of services; and increased scrutiny of billing, referral and other practices by federal and state authorities. These factors may adversely affect the economic performance of some or all of our tenants and, in turn, our lease revenues and our ability to make distributions to our stockholders.

We or our borrowers may be unable to renew leases, lease vacant space or re-lease space as leases expire, which could adversely affect our financial condition, results of operations, cash flow, cash available for distribution and our ability to satisfy our debt service obligations.

We cannot assure our stockholders that leases will be renewed or that properties will be re-leased at rental rates equal to or above existing rental rates or that substantial rent abatements, tenant improvements, early termination rights or tenant-favorable renewal options will not be offered to attract new tenants or retain existing tenants. If the rental rates at properties decrease, existing tenants do not renew their leases or do not re-lease a significant portion of available space and space for which leases will expire, our financial condition, results of operations, cash flow, cash flow available to pay debt service and our ability to make distributions to our stockholders and to satisfy our principal and interest obligations would be adversely affected. Moreover, the resale value of properties could be diminished because the market value of properties depends upon the value of the leases associated with the properties.

Adverse changes in general economic conditions can adversely affect our business.

Our success is dependent upon economic conditions in the U.S. generally, and in the geographic areas internationally in which our investments are located. Adverse changes in national economic conditions or in the economic conditions of the international regions in which we conduct substantial business likely would have an adverse effect on real estate values and, accordingly, our financial performance, and our ability to pay distributions.

We may recognize substantial impairment charges on our properties.

We may incur substantial impairment charges, which we are required to recognize whenever we sell a property for less than its carrying value or we determine that the carrying amount of the property is not recoverable and exceeds its fair value (or, for direct financing leases, that the unguaranteed residual value of the underlying property has declined). By their nature, the timing or extent of impairment charges are not predictable. Impairment charges reduce our net income, although they do not necessarily affect our cash flow from operations.

We have no established investment criteria limiting the geographic or industry concentration of our investments. If our investments are concentrated in an area or asset class that experiences adverse economic conditions, our investments may lose value and we may experience losses.

Properties that we acquire may be concentrated in a geographic location or in a particular asset class and certain of our investments may be secured by a single property or properties in one geographic location or asset class. These investments carry the risks associated with significant geographical or industry concentration. We have not established and do not plan to establish any investment criteria to limit our exposure to these risks for future investments. As a result, our properties or properties underlying our investments may be overly concentrated in certain geographic areas or industries and we may experience losses as a result. A worsening of economic conditions, a natural disaster or civil disruptions in a geographic area in which our investments may be concentrated or economic upheaval with respect to a particular asset class, could have an adverse effect on our business, including impairing the value of our properties or of our collateral or reducing the demand for new financings and limiting the ability of borrowers to pay financed amounts. As of December 31, 2017, each of our property investments, consisting of the GR Property and DST Properties, are 100% leased to Walgreens.

We have no established investment criteria limiting the size of each investment we make. If we have an investment that represents a material percentage of our assets and that investment experiences a loss, the value of our stockholders’ investment in us could be significantly diminished.

We are not limited in the size of any single investment we may make and certain of our investments may represent a significant percentage of our assets. We may be unable to raise significant capital and invest in a diverse portfolio of assets which would increase our asset concentration risk. Any such investment may carry the risk associated with a significant asset concentration. Should any investment representing a material percentage of our assets, experience a loss on all or a portion of the investment, we could experience a material adverse effect, which would result in the value of our stockholders’ investment in us being diminished. As of December 31, 2017, the Company owned one property and acquired an interest in a DST which owns seven properties through an investment in real estate-related assets.

Liability for uninsured losses could adversely affect our financial condition.

Losses from disaster-type occurrences (such as wars, terrorist activities, floods or earthquakes) may be either uninsurable or not insurable on economically viable terms. Should an uninsured loss or a loss in excess of the limits of our insurance occur, we could lose our capital investment and/or anticipated profits and cash flow from one or more investments, which in turn could cause the value of the shares and distributions to our stockholders to be reduced.

Our joint venture partners could take actions that decrease the value of an investment to us and lower our stockholders’ overall potential return.

We may enter into joint ventures with one or more of our affiliates or third parties to make investments. We may also make investments in partnerships or other co-ownership arrangements or participations. Such investments may involve risks not otherwise present with other methods of investment, including, for example, the following risks:

•	that our co-venturer or partner in an investment could become insolvent or bankrupt;
•	that such co-venturer or partner may at any time have economic or business interests or goals that are or that become inconsistent with our business interests or goals; or
•	that such co-venturer or partner may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives.

Any of the above might subject us to liabilities and thus reduce our returns on our investment with that co-venturer or partner.

Because we may invest in properties, or make investments related to properties, located outside the U.S., we are exposed to additional risks.

We may invest in properties, or make investments related to properties, located outside the U.S. These investments may be affected by factors particular to the laws of the jurisdiction in which the property is located. These investments may expose us to risks that are different from and in addition to those commonly found in the U.S., including:

•	changing governmental rules and policies;
•

enactment of laws relating to the foreign ownership of property and laws relating to the ability of foreign entities to remove invested capital or profits earned from activities within the country to the U.S.;

•	expropriation of investments;
•	legal systems under which our ability to enforce contractual rights and remedies may be more limited than would be the case under U.S. law;
•

difficulty in conforming obligations in other countries and the burden of complying with a wide variety of foreign laws, which may be more stringent than U.S. laws, including tax requirements and land use, zoning, and environmental laws, as well as changes in such laws;

•	adverse market conditions caused by changes in national or local economic or political conditions;
•	tax requirements vary by country and we may be subject to additional taxes as a result of our international investments;
•	changes in relative interest rates;
•	changes in the availability, cost and terms of mortgage funds resulting from varying national economic policies;
•	changes in real estate and other tax rates and other operating expenses in particular countries;
•	changes in land use and zoning laws;
•	more stringent environmental laws or changes in such laws; and
•	restrictions and/or significant costs in repatriating cash and cash equivalents held in foreign bank accounts.

In addition, the lack of publicly available information in certain jurisdictions in accordance with GAAP could impair our ability to analyze transactions and may cause us to forego an investment opportunity.

It may also impair our ability to receive timely and accurate financial information from tenants necessary to meet our reporting obligations to financial institutions or governmental or regulatory agencies.

Also, we may engage third-party asset managers in international jurisdictions to monitor compliance with legal requirements and lending agreements with respect to properties we own. Failure to comply with applicable requirements may expose us or our operating subsidiaries to additional liabilities.

Investments in properties or other real estate investments outside the United States subject us to foreign currency risks, which may adversely affect distributions and our REIT status.

Revenues generated from any properties or other real estate investments we acquire or ventures we enter into relating to transactions involving assets located in markets outside the United States likely will be denominated in the local currency. Therefore, any investments we make outside the United States may subject us to foreign currency risk due to potential fluctuations in exchange rates between foreign currencies and the U.S. dollar. As a result, changes in exchange rates of any such foreign currency to U.S. dollars may affect our revenues, operating margins and distributions and may also affect the book value of our assets and the amount of stockholders’ equity.

Changes in foreign currency exchange rates used to value a REIT’s foreign assets may be considered changes in the value of the REIT’s assets. These changes may adversely affect our status as a REIT. Further, bank accounts in foreign currency which are not considered cash or cash equivalents may adversely affect our status as a REIT.

Inflation in foreign countries, along with government measures to curb inflation, may have an adverse effect on our investments.

Certain countries have in the past experienced extremely high rates of inflation. Inflation, along with governmental measures to curb inflation, coupled with public speculation about possible future governmental measures to be adopted, has had significant negative effects on these international economies in the past and this could occur again in the future. The introduction of governmental policies to curb inflation can have an adverse effect on our business. High inflation in the countries where we purchase real estate or make other investments could increase our expenses and we may not be able to pass these increased costs on to our tenants.

Concerns regarding market perceptions concerning the instability of foreign currencies could adversely affect our business, results of operations and financing.

Concerns persist regarding the debt burden of certain countries and their ability to meet future financial obligations, including the overall stability of the euro and the suitability of the euro as a single currency given the diverse economic and political circumstances in individual Eurozone countries. These concerns could lead to the re-introduction of individual currencies in one or more Eurozone countries, or, in more extreme circumstances, the possible dissolution of the euro currency entirely. Should the euro dissolve entirely, the legal and contractual consequences for holders of euro-denominated obligations would be determined by laws in effect at such time. Any potential negative developments regarding the instability of foreign currencies, or market perceptions concerning these and related issues, could materially adversely affect the value of assets, including any euro-denominated assets and obligations we may acquire.

If we enter into long-term leases with tenants, those leases may not result in market rental rates over time, which could adversely affect our revenues and ability to make distributions.

We expect that the majority of our leases will be long-term operating leases. Long-term leases, as well as leases with renewal options that specify a maximum rent increase, may not allow for market-based or significant increases in rental payments during the term of the lease. If we do not accurately judge the potential for increases in market rental rates when negotiating these long-term leases, we may have no ability to terminate those leases or to adjust the rent to then-prevailing market rates. These circumstances could negatively impact our operating results and affect our ability to make distributions.

Highly leveraged tenants may have a higher possibility of filing for bankruptcy or insolvency.

Highly leveraged tenants that experience downturns in their operating results due to adverse changes to their business or economic conditions may have a higher possibility of filing for bankruptcy or insolvency. In bankruptcy or insolvency, a tenant may have the option of vacating a property instead of paying rent. Until such a property is released from bankruptcy, our revenues may be reduced and could cause us to reduce distributions to stockholders.

We may incur costs to finish build-to-suit properties.

We may acquire undeveloped land or partially developed buildings for the purpose of owning to-be-built facilities for a prospective tenant. The primary risks of a build-to-suit project are potential for failing to meet an agreed-upon delivery schedule and cost overruns, which may among other things, cause the total project costs to exceed the original budget. In some cases, the prospective tenant will bear these risks. However, in other instances we may be required to bear these risks, which means that we may have to advance funds to cover cost-overruns that we would not be able to recover through increased rent payments or that we may experience delays in the project that delay commencement of rent. We will attempt to minimize these risks through guaranteed maximum price contracts, review of contractor financials and completed plans and specifications prior to commencement of construction. The incurrence of the costs described above or any non-occupancy by the tenant upon completion may reduce the project’s and our portfolio’s returns or result in losses to us.

Our operating results may be negatively affected by potential development and construction delays and resultant increased costs and risks.

We may use proceeds from the Offering to acquire properties upon which we will construct improvements. If we engage in development or construction projects, we will be subject to uncertainties associated with re-zoning for development, environmental concerns of governmental entities and/or community groups, and our builder’s ability to build in conformity with plans, specifications, budgeted costs, and timetables. If a builder fails to perform, we may resort to legal action to rescind the purchase or the construction contract or to compel performance. A builder’s performance may also be affected or delayed by conditions beyond the builder’s control. Delays in completion of construction could also give tenants the right to terminate preconstruction leases. We may incur additional risks if we make periodic progress payments or other advances to builders before they complete construction. These and other such factors can result in increased costs of a project or loss of our investment. We also must rely on rental income and expense projections and estimates of the fair market value of property upon completion of construction when agreeing upon a price at the time we acquire the property. If our projections are inaccurate, we may pay too much for a property, and our return on our investment could suffer.

Lease agreements may have specific provisions that create risks to our business and may adversely affect us.

Our lease agreements are regulated by local, municipal, state and federal laws, which may grant certain rights to tenants, such as the compulsory renewal of their lease by filing lease renewal actions when certain legal conditions are met. A lease renewal action may represent two principal risks for us: if we planned to vacate a given unit in order to change or adapt an asset’s mix of tenants, the tenant could remain in that unit by filing a lease renewal action and interfere with our strategy; and if we desired to increase the lease price for a specific unit, this increase may need to be approved in the course of a lease renewal action, and the final value could be decided at the discretion of a judge. We would then be subject to the court’s interpretation and decision, and could be forced to accept an even lower price for the lease of the unit. The compulsory renewal of our lease agreements and/or the judicial review of our lease prices may adversely affect our cash flow and our operating results.

Certain of our lease agreements may not be “triple net leases,” under which the lessee undertakes to pay all the expenses of maintaining the leased property, including insurance, taxes, utilities and repairs. We will be exposed to higher maintenance, taxes, and property management expenses with respect to all of our leases that are not “triple net.”

Environmentally hazardous conditions may adversely affect our operating results.

Under various federal, state and local environmental laws, a current or previous owner or operator of property may be liable for the cost of removing or remediating hazardous or toxic substances on such property. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Even if more than one person may have been responsible for the contamination, each person covered by the environmental laws may be held responsible for all of the clean-up costs incurred. In addition, third parties may sue the owner or operator of a site for damages based on personal injury, natural resources or property damage or other costs, including investigation and clean-up costs, resulting from the environmental contamination. The presence of hazardous or toxic substances on one of our properties, or the failure to properly remediate a contaminated property, could give rise to a lien in favor of the government for costs it may incur to address the contamination, or otherwise adversely affect our ability to sell or lease the property or borrow using the property as collateral. Environmental laws also may impose restrictions on the manner in which property may be used or businesses may be operated. A property owner who violates environmental laws may be subject to sanctions which may be enforced by governmental agencies or, in certain circumstances, private parties. In connection with the acquisition and ownership of our properties, we may be exposed to such costs. The cost of defending against environmental claims, of compliance with environmental regulatory requirements or of remediating any contaminated property could materially adversely affect our business, assets or results of operations and, consequently, amounts available for distribution to our stockholders.

Environmental laws in the U.S. also require that owners or operators of buildings containing asbestos properly manage and maintain the asbestos, adequately inform or train those who may come into contact with asbestos and undertake special precautions, including removal or other abatement, in the event that asbestos is disturbed during building renovation or demolition. These laws may impose fines and penalties on building owners or operators who fail to comply with these requirements and may allow third parties to seek recovery from owners or operators for personal injury associated with exposure to asbestos. Some of our properties may contain asbestos-containing building materials.

We may invest in properties historically used for industrial, manufacturing and commercial purposes. Some of these properties may contain at the time of our investment, or may have contained prior to our investment, underground storage tanks for the storage of petroleum products and other hazardous or toxic substances. All of these operations create a potential for the release of petroleum products or other hazardous or toxic substances. Some of the properties that we acquire may be adjacent to or near other properties that have contained or then currently contain underground storage tanks used to store petroleum products or other hazardous or toxic substances. In addition, certain of the properties that we acquire may be on or adjacent to or near other properties upon which others, including former owners or tenants of our properties, have engaged, or may in the future engage, in activities that may release petroleum products or other hazardous or toxic substances.

From time to time, we may acquire properties, or interests in properties, with known adverse environmental conditions. In such an instance, we will underwrite the costs of environmental investigation, clean-up and monitoring into the cost. Further, in connection with property dispositions, we may agree to remain responsible for, and to bear the cost of, remediating or monitoring certain environmental conditions on the properties.

All of our properties will have been subject to a Phase I or similar environmental assessment by independent environmental consultants prior to or in connection with our acquisition of such properties. Phase I assessments are intended to discover and evaluate information regarding the environmental condition of the surveyed property and surrounding properties. Phase I assessments generally include a historical review, a public records review, an investigation of the surveyed site and surrounding properties, and preparation and issuance of a written report, but do not include soil sampling or subsurface investigations and typically do not include an asbestos survey. Nonetheless, an environmental liability that would have a material adverse effect on our business, financial condition or results of operations taken as a whole, may exist at the time of acquisition or may arise in the future, with respect to any properties that we acquire. Material environmental conditions, liabilities or compliance concerns may arise after an environmental assessment has been completed. Moreover, it is possible that (i) future laws, ordinances or regulations may impose a material environmental liability or (ii) the then current environmental condition of the properties that we acquire may be affected by tenants, by the condition of land or operations in the vicinity of such properties (such as releases from underground storage tanks), or by third parties unrelated to us.

Costs of complying with environmental laws and regulations may adversely affect our income and the cash available for any distributions.

All property and the operations conducted on property are subject to federal, state and local laws and regulations relating to environmental protection and human health and safety. Tenants’ ability to operate and to generate income to pay their lease obligations may be affected by permitting and compliance obligations arising under such laws and regulations. Some of these laws and regulations may impose joint and several liability on tenants, owners or operators for the costs to investigate or remediate contaminated properties, regardless of fault or whether the acts causing the contamination were legal. Leasing properties to tenants that engage in industrial, manufacturing, and commercial activities will cause us to be subject to the risk of liabilities under environmental laws and regulations. In addition, the presence of hazardous or toxic substances, or the failure to properly remediate these substances, may adversely affect our ability to sell, rent or pledge such property as collateral for future borrowings.

Some of these laws and regulations have been amended so as to require compliance with new or more stringent standards as of future dates. Compliance with new or more stringent laws or regulations or stricter interpretation of existing laws may require us to incur material expenditures. Future laws, ordinances or regulations may impose material environmental liability. Additionally, our tenants’ operations, the existing condition of land when we buy it, operations in the vicinity of our properties, such as the presence of underground storage tanks, or activities of unrelated third parties may affect our properties. In addition, there are various local, state and federal fire, health, life-safety and similar regulations with which we may be required to comply and which may subject us to liability in the form of fines or damages for noncompliance. Any material expenditures, fines or damages we must pay will reduce our ability to make distributions.

In addition, changes in these laws and governmental regulations, or their interpretation by agencies or the courts, could occur.

The costs associated with complying with the Americans with Disabilities Act may reduce the amount of cash available for distribution.

Investment in properties may also be subject to the Americans with Disabilities Act of 1990, as amended. Under this act, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons. The act has separate compliance requirements for “public accommodations” and “commercial facilities” that generally require that buildings and services be made accessible and available to people with disabilities. The act’s requirements could require us to remove access barriers and could result in the imposition of injunctive relief, monetary penalties or, in some cases, an award of damages. Any monies we use to comply with the act will reduce the amount of cash available for distribution.

We may not have funding for future tenant improvements which may adversely affect the value of our assets, our results of operations and returns to our stockholders.

If a tenant at one of our properties does not renew its lease or otherwise vacates its space in one of our buildings, it is likely that, in order to attract one or more new tenants, we will be required to expend substantial funds to construct new tenant improvements in the vacated space. Substantially all of the net proceeds from the Offering will be used to acquire property, debt and other investments, and we do not anticipate that we will maintain permanent working capital reserves. We do not currently have an identified funding source to provide funds which may be required in the future for tenant improvements and tenant refurbishments in order to attract new tenants. If we do not establish sufficient reserves for working capital or obtain adequate secured financing to supply necessary funds for capital improvements or similar expenses, we may be required to defer necessary or desirable improvements to our properties. If we defer such improvements, the applicable properties may decline in value, and it may be more difficult for us to attract or retain tenants to such properties or the amount of rent we can charge at such properties may decrease. There can be no assurance that we will have any sources of funding available to us for repair or reconstruction of damaged property in the future.

Our properties are subject to property and other taxes that may increase in the future, which could adversely affect our cash flow.

The properties that we acquire will be subject to real and personal property and other taxes that may increase as tax rates change and as the properties are assessed or reassessed by taxing authorities. Certain of our leases may provide that the property taxes, or increases therein, are charged to the lessees as an expense related to the properties that they occupy while other leases will generally provide that we are responsible for such taxes. In any case, as the owner of the properties, we are ultimately responsible for payment of the taxes to the applicable governmental authorities. If property taxes increase, our tenants may be unable to make the required tax payments, ultimately requiring us to pay the taxes even if otherwise stated under the terms of the lease. If we fail to pay any such taxes, the applicable taxing authorities may place a lien on the property and the property may be subject to a tax sale. In addition, we will generally be responsible for property taxes related to any vacant space.

We depend on the availability of public utilities and services, especially for water and electric power. Any reduction, interruption or cancellation of these services may adversely affect us.

Public utilities, especially those that provide water and electric power, are fundamental for the sound operation of our assets. The delayed delivery or any material reduction or prolonged interruption of these services could allow certain tenants to terminate their leases or result in an increase in our costs, as we may be forced to use backup generators, which also could be insufficient to fully operate our facilities and could result in our inability to provide services. Accordingly, any interruption or limitation in the provision of these essential services may adversely affect us.

Our operating expenses may increase in the future and to the extent such increases cannot be passed on to our tenants, our cash flow and our operating results would decrease.

Operating expenses, such as expenses for property and other taxes, fuel, utilities, labor, building materials and insurance are not fixed and may increase in the future. Furthermore, we may not be able to pass these increases on to our tenants. To the extent such increases cannot be passed on to our tenants, any such increases would cause our cash flow and our operating results to decrease.

We face competition for the investments we make.

In raising funds for investment, we face competition from other funds with similar investment objectives that seek to raise funds from investors through publicly registered, non-traded funds, publicly-traded funds and private funds. This competition, as well as any change in the attractiveness to investors of an investment in the types of assets to be held by us, relative to other types of investments, could adversely affect our ability to raise funds for future investments. We face competition for the acquisition of commercial properties and real estate-related assets from insurance companies, credit companies, pension funds, private individuals, investment companies and other REITs. We also face competition from institutions that provide or arrange for other types of commercial financing through private or public offerings of equity or debt or traditional bank financings. These institutions may accept greater risk or lower returns, allowing them to offer more attractive terms to prospective tenants. In addition, our advisor’s evaluation of the acceptability of rates of return on our behalf will be affected by our relative cost of capital. Thus, to the extent our fee structure and cost of fundraising is higher than our competitors, we may be limited in the amount of new acquisitions we are able to make.

Valuations that we obtain may include leases in place on the property being appraised, and if the leases terminate, the value of the property may become significantly lower.

The valuations that we obtain on our properties may be based on the value of the properties when the properties are leased. If the leases on the properties terminate, the value of the properties may fall significantly below the appraised value.

Risks Related to Our Commercial Real Estate Debt and Securities Investments

The commercial real estate debt may we originate and invest in and the commercial real estate loans underlying the commercial real estate securities we invest in could be subject to delinquency, foreclosure and loss, which could result in losses to us.

Commercial real estate loans are secured by commercial real estate and are subject to risks of delinquency, foreclosure, loss and bankruptcy of the borrower, all of which are and will continue to be prevalent if the overall economic environment does not continue to improve. The ability of a borrower to repay a loan secured by commercial real estate is typically dependent primarily upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced or is not increased, depending on the borrower’s business plan, the borrower’s ability to repay the loan may be impaired. Net operating income of a property can be affected by, each of the following factors, among other things:

•	macroeconomic and local economic conditions;
•	tenant mix;
•	success of tenant businesses;

•	property management decisions;
•	property location and condition;
•	property operating costs, including insurance premiums, real estate taxes and maintenance costs;
•	competition from comparable types of properties;
•	effects on a particular industry applicable to the property, such as hotel vacancy rates;
•	changes in governmental rules, regulations and fiscal policies, including environmental legislation;
•	changes in laws that increase operating expenses or limit rents that may be charged;
•	any need to address environmental contamination at the property;
•	the occurrence of any uninsured casualty at the property;
•	changes in national, regional or local economic conditions and/or specific industry segments;
•	declines in regional or local real estate values;
•	branding, marketing and operational strategies;
•	declines in regional or local rental or occupancy rates;
•	increases in interest rates;
•	real estate tax rates and other operating expenses;
•	acts of God;
•	social unrest and civil disturbances;
•	terrorism; and
•	increases in costs associated with renovation and/or construction.

Any one or a combination of these factors may cause a borrower to default on a loan or to declare bankruptcy. If a default or bankruptcy occurs and the underlying asset value is less than the loan amount, we will suffer a loss.

In the event of any default under a commercial real estate loan held directly by us, we will bear a risk of loss of principal or accrued interest to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the commercial real estate loan, which could have a material adverse effect on our cash flow from operations. In the event of a default by a borrower on a non-recourse commercial real estate loan, we will only have recourse to the underlying asset (including any escrowed funds and reserves) collateralizing the commercial real estate loan. If a borrower defaults on one of our commercial real estate investments and the underlying property collateralizing the commercial real estate debt is insufficient to satisfy the outstanding balance of the debt, we may suffer a loss of principal or interest. In addition, even if we have recourse to a borrower’s assets, we may not have full recourse to such assets in the event of a borrower bankruptcy as the loan to such borrower will be deemed to be secured only to the extent of the value of the mortgaged property at the time of bankruptcy (as determined by the bankruptcy court) and the lien securing the loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law. We are also exposed to these risks though the commercial real estate loans underlying commercial real estate loan underlying a commercial real estate security we hold may result in us not recovering a portion or all of our investment in such commercial real estate security.

The B Notes in which we may invest may be subject to additional risks relating to the privately negotiated structure and terms of the transaction, which may result in losses to us.

We may invest in B Notes. A B Note is a mortgage loan typically (i) secured by a first mortgage on a single large commercial property or group of related properties and (ii) subordinated to an A Note secured by the same first mortgage on the same collateral. As a result, if a borrower defaults, there may not be sufficient funds remaining for B Note holders after payment to the A Note holders. Since each transaction is privately negotiated, B Notes can vary in their structural characteristics and risks. For example, the rights of holders of B Notes to control the process following a borrower default may be limited in certain investments. We cannot predict the terms of each B Note investment. Further, B Notes typically are secured by a single property, and so reflect the increased risks associated with a single property compared to a pool of properties.

The mezzanine loans which we may originate or in which we may invest would involve greater risks of loss than senior loans secured by the same properties.

We may originate or invest in mezzanine loans that take the form of subordinated loans secured by a pledge of the ownership interests of the entity owning the real property or an entity that owns (directly or indirectly) the interest in the entity owning the real property. These types of investments may involve a higher degree of risk than long-term senior mortgage lending secured by income-producing real property because the investment may become unsecured as a result of foreclosure by the senior lender. In the event of a bankruptcy of the entity providing the pledge of its ownership interests as security, we may not have full recourse to the assets of such entity, or the assets of the entity may not be sufficient to satisfy our mezzanine loan. If a borrower defaults on our mezzanine loan or debt senior to our loan, or in the event of a borrower bankruptcy, our mezzanine loan will be satisfied only after the senior debt. As a result, we may not recover some or all of our investment. In addition, mezzanine loans may have higher loan-to-value ratios than conventional mortgage loans, resulting in less equity in the real property and increasing the risk of loss of principal.

Transitional mortgage loans may involve a greater risk of loss than conventional mortgage loans.

We may provide transitional mortgage loans secured by mortgages on properties to borrowers who are typically seeking short-term capital to be used in an acquisition, development or refinancing of real estate. The borrower may have identified an undervalued asset that has been undermanaged or is located in a recovering market. If the market in which the asset is located fails to recover according to the borrower’s projections, or if the borrower fails to improve the quality of the asset’s management or the value of the asset, the borrower may not receive a sufficient return on the asset to satisfy the transitional mortgage loan, and we may not recover some or all of our investment.

In addition, owners usually borrow funds under a conventional mortgage loan to repay a transitional mortgage loan. We may, therefore, be dependent on a borrower’s ability to obtain permanent financing to repay our transitional mortgage loan, which could depend on market conditions and other factors. Transitional mortgage loans are also subject to risks of borrower defaults, bankruptcies, fraud, losses and special hazard losses that are not covered by standard hazard insurance. In the event of any default under transitional mortgage loans held by us, we bear the risk of loss of principal and nonpayment of interest and fees to the extent of any deficiency between the value of the mortgage collateral and the principal amount of the transitional mortgage loan. To the extent we suffer such losses with respect to our investments in transitional mortgage loans, the value of our company and of our common stock may be adversely affected.

Investment in non-conforming and non-investment grade loans may involve increased risk of loss.

Loans we may acquire or originate may not conform to conventional loan criteria applied by traditional lenders and may not be rated or may be rated as non-investment grade. Non-investment grade ratings for these loans typically result from the overall leverage of the loans, the lack of a strong operating history for the properties underlying the loans, the borrowers’ credit history, the properties’ underlying cash flow or other factors. As a result, non-conforming and non-investment grade loans we acquire or originate may have a higher risk of default and loss than conventional loans. Any loss we incur may reduce distributions to stockholders and adversely affect the value of our common stock.

Our investments in subordinated loans and subordinated commercial mortgage-backed securities may be subject to losses.

We may acquire or originate subordinated loans and may invest in subordinated commercial mortgage-backed securities. In the event a borrower defaults on a subordinated loan and lacks sufficient assets to satisfy our loan, we may suffer a loss of principal or interest. In the event a borrower declares bankruptcy, we may not have full recourse to the assets of the borrower, or the assets of the borrower may not be sufficient to satisfy the loan. If a borrower defaults on our loan or on debt senior to our loan, or in the event of a borrower bankruptcy, our loan will be satisfied only after the senior debt is paid in full. Where debt senior to our loan exists, the presence of intercreditor arrangements may limit our ability to amend our loan documents, assign our loans, accept prepayments, exercise our remedies (through “standstill periods”), and control decisions made in bankruptcy proceedings relating to borrowers.

In general, losses on a mortgage loan included in a securitization will be borne first by the equity holder of the property, then by a cash reserve fund or letter of credit, if any, and then by the “first loss” subordinated security holder. In the event of default and the exhaustion of any equity support, reserve fund, letter of credit and any classes of securities junior to those in which we invest, we may not be able to recover all of our investment in the securities we purchase. In addition, if the underlying mortgage portfolio has been overvalued by the originator, or if the values subsequently decline and, as a result, less collateral is available to satisfy interest and principal payments due on the related residential and commercial mortgage-backed securities, the securities in which we invest may effectively become the “first loss” position behind the more senior securities, which may result in significant losses to us.

Construction loans involve a high risk of loss if we are unsuccessful in raising the unfunded portion of the loan or if a borrower otherwise fails to complete the construction of a project.

We may invest in construction loans. If we are unsuccessful in raising the unfunded portion of a construction loan, there could be adverse consequences associated with the loan, including a loss of the value of the property securing the loan if the construction is not completed and the borrower is unable to raise funds to complete it from other sources; a borrower claim against us for failure to perform under the loan documents; increased costs to the borrower that the borrower is unable to pay; a bankruptcy filing by the borrower; and abandonment by the borrower of the collateral for the loan. The occurrence of such events may have a negative impact on our results of operations. Other loan types may also include unfunded future obligations that could present similar risks.

Risks of cost overruns and non-completion of the construction or renovation of the properties underlying loans we make or acquire may materially and adversely affect our investment.

The renovation, refurbishment or expansion by a borrower under a mortgaged property involves risks of cost overruns and non-completion. Costs of construction or improvements to bring a property up to standards established for the market position intended for that property may exceed original estimates, possibly making a project uneconomical. Other risks may include environmental risks and the possibility of construction, rehabilitation and subsequent leasing of the property not being completed on schedule. If such construction or renovation is not completed in a timely manner, or if it costs more than expected, the borrower may experience a prolonged impairment of net operating income and may not be able to make payments on our investment.

Investments that are not United States government insured involve risk of loss.

We expect to originate and acquire uninsured loans and assets as part of our investment strategy. Such loans and assets may include mortgage loans and mezzanine loans. While holding such interests, we are subject to risks of borrower defaults, bankruptcies, fraud, losses and special hazard losses that are not covered by standard hazard insurance. In the event of any default under loans, we bear the risk of loss of principal and nonpayment of interest and fees to the extent of any deficiency between the value of the collateral and the principal amount of the loan. To the extent we suffer such losses with respect to our investments in such loans, the value of our company and the price of our common stock may be adversely affected.

The commercial mortgage-backed securities in which we may invest are subject to the risks of the mortgage securities market as a whole and risks of the securitization process.

The value of commercial mortgage-backed securities may change due to shifts in the market’s perception of issuers and regulatory or tax changes adversely affecting the mortgage securities market as a whole. Commercial mortgage-backed securities are also subject to several risks created through the securitization process. Subordinate commercial mortgage-backed securities are paid interest only to the extent that there are funds available to make payments. To the extent the collateral pool includes delinquent loans, there is a risk that the interest payment on subordinate residential and commercial mortgage-backed securities will not be fully paid. Subordinate residential and commercial mortgage-backed securities are also subject to greater credit risk than those residential and commercial mortgage-backed securities that are more highly rated.

Interest rate fluctuations could increase our financing costs and reduce our ability to generate income on our investments, either of which could lead to a significant decrease in our results of operations and cash flows and the market value of our investments.

Our primary interest rate exposures will relate to the yield on our investments and the financing cost of our debt, as well as our interest rate swaps that we utilize for hedging purposes. Changes in interest rates will affect our net interest income, which is the difference between the interest income we earn on our interest-earning investments and the interest expense we incur in financing these investments. Interest rate fluctuations resulting in our interest expense exceeding interest income would result in operating losses for us. Changes in the level of interest rates also may affect our ability to invest in investments, the value of our investments and our ability to realize gains from the disposition of investments. Changes in interest rates may also affect borrower default rates.

To the extent that our financing costs will be determined by reference to floating rates, such as LIBOR or a Treasury index, plus a margin, the amount of such costs will depend on a variety of factors, including, without limitation, (a) for collateralized debt, the value and liquidity of the collateral, and for non-collateralized debt, our credit, (b) the level and movement of interest rates, and (c) general market conditions and liquidity. In a period of rising interest rates, our interest expense on floating rate debt would increase, while any additional interest income we earn on our floating rate investments may not compensate for such increase in interest expense. At the same time, the interest income we earn on our fixed-rate investments would not change, the duration and weighted average life of our fixed-rate investments would increase and the market value of our fixed-rate investments would decrease. Similarly, in a period of declining interest rates, our interest income on floating-rate investments would decrease, while any decrease in the interest we are charged on our floating-rate debt may not compensate for such decrease in interest income and interest we are charged on our fixed-rate debt would not change. Any such scenario could materially and adversely affect us.

Our operating results will depend, in part, on differences between the income earned on our investments, net of credit losses, and our financing costs. For any period during which our investments are not match-funded, the income earned on such investments may respond more slowly to interest rate fluctuations than the cost of our borrowings. Consequently, changes in interest rates, particularly short-term interest rates, may immediately and significantly decrease our results of operations and cash flows and the market value of our investments.

Prepayments can adversely affect the yields on our investments.

In the case of residential mortgage loans, there are seldom any restrictions on borrowers’ abilities to prepay their loans. Homeowners tend to prepay mortgage loans faster when interest rates decline. Consequently, owners of the loans may reinvest the money received from the prepayments at the lower prevailing interest rates. Conversely, homeowners tend not to prepay mortgage loans when interest rates increase. Consequently, owners of the loans are unable to reinvest money that would have otherwise been received from prepayments at the higher prevailing interest rates. This volatility in prepayment rates may affect our ability to maintain targeted amounts of leverage to the extent that we have a portfolio of residential mortgage-backed security (“RMBS”) and may result in reduced earnings or losses for us and negatively affect the cash available for distribution to our stockholders.

The yield of our other assets may be affected by the rate of prepayments. Prepayments on debt instruments, where permitted under the debt documents, are influenced by changes in current interest rates and a variety of economic, geographic and other factors beyond our control, and consequently, such prepayment rates cannot be predicted with certainty. If we are unable to invest the proceeds of any prepayments we receive in assets with at least an equivalent yield, the yield on our portfolio will decline. In addition, we may acquire assets at a discount or premium and if the asset does not repay when expected, our anticipated yield may be impacted. Under certain interest rate and prepayment scenarios we may fail to recoup fully our cost of acquisition of certain investments.

If credit spreads widen before we obtain long-term financing for our assets, the value of our assets may suffer.

We will price our assets based on our assumptions about future credit spreads for financing of those assets. We expect to obtain longer-term financing for our assets using structured financing techniques in the future. In such financings, interest rates are typically set at a spread over a certain benchmark, such as the yield on United States Treasury obligations, swaps, or LIBOR. If the spread that borrowers will pay over the benchmark widens and the rates we charge on our assets to be securitized are not increased accordingly, our income may be reduced or we may suffer losses.

Our investments in debt securities and preferred and common equity securities will be subject to the specific risks relating to the particular issuer of the securities and may involve greater risk of loss than secured debt financings.

Our investments in debt securities and preferred and common equity securities will involve special risks relating to the particular issuer of the securities, including the financial condition and business outlook of the issuer. Issuers that are REITs and other real estate companies are subject to the inherent risks associated with real estate and real estate-related investments discussed in this prospectus. Issuers that are debt finance companies are subject to the inherent risks associated with structured financing investments also discussed in this prospectus. Furthermore, debt securities and preferred and common equity securities may involve greater risk of loss than secured debt financings due to a variety of factors, including that such investments are generally unsecured and may also be subordinated to other obligations of the issuer. As a result, investments in debt securities and preferred and common equity securities are subject to risks of (i) limited liquidity in the secondary trading market, (ii) substantial market price volatility resulting from changes in prevailing interest rates, (iii) subordination to the senior claims of banks and other lenders to the issuer, (iv) the operation of mandatory sinking fund or call/redemption provisions during periods of declining interest rates that could cause the issuer to reinvest redemption proceeds in lower yielding assets, (v) the possibility that earnings of the issuer may be insufficient to meet its debt service and distribution obligations and (vi) the declining creditworthiness and potential for insolvency of the issuer during periods of rising interest rates and economic downturn. These risks may adversely affect the value of outstanding debt securities and preferred and common equity securities and the ability of the issuers thereof to make principal, interest and/or distribution payments to us.

Our dependence on the management of other entities in which we invest may adversely affect our business.

We will not control the management, investment decisions or operations of the companies in which we may invest. Management of those enterprises may decide to change the nature of their assets, or management may otherwise change in a manner that is not satisfactory to us. We will have no ability to affect these management decisions and we may have only limited ability to dispose of our investments.

Many of our investments will be illiquid and we may not be able to vary our portfolio in response to changes in economic and other conditions.

Certain of the securities that we may purchase in connection with privately negotiated transactions will not be registered under the relevant securities laws, resulting in a prohibition against their transfer, sale, pledge or other disposition except in a transaction that is exempt from the registration requirements of, or is otherwise in accordance with, those laws. Some of the residential and commercial mortgage-backed securities that we may purchase may be traded in private, unregistered transactions and are therefore subject to restrictions on resale or otherwise have no established trading market. The mezzanine loans we may purchase will be particularly illiquid investments due to their short life, their unsuitability for securitization and the greater difficulty of recoupment in the event of a borrower’s default. As a result, our ability to vary our portfolio in response to changes in economic and other conditions may be relatively limited.

Some of our investments will be carried at an estimated fair value and we will be required to disclose the fair value of other investments quarterly. The estimated fair value will be determined by us and, as a result, there may be uncertainty as to the value of these investments.

Some of our investments will be in the form of securities that are recorded at fair value but that have limited liquidity or are not publicly traded. In addition, we must disclose the fair value of our investments in loans each quarter. Such estimates are inherently uncertain. The fair value of securities and other investments, including loans that have limited liquidity or are not publicly traded, may not be readily determinable. We will estimate the fair value of these investments on a quarterly basis. Because such valuations are inherently uncertain, may fluctuate over short periods of time and may be based on numerous estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. The value of our common stock could be adversely affected if our determinations regarding the fair value of these investments are materially higher than the values that we ultimately realize upon their disposal.

Our due diligence may not reveal all of a borrower’s liabilities and may not reveal other weaknesses in its business.

Before making a loan to a borrower or acquiring debt or equity securities of a company, we will assess the strength and skills of such entity’s management and other factors that we believe are material to the performance of the investment. In making the assessment and otherwise conducting customary due diligence, we will rely on the resources available to us and, in some cases, an investigation by third parties. This process is particularly important and subjective with respect to newly organized or private entities because there may be little or no information publicly available about the entities. There can be no assurance that our due diligence processes will uncover all relevant facts or that any investment will be successful.

We may depend on debtors for our revenue, and, accordingly, our revenue and our ability to make distributions to our stockholders will be dependent upon the success and economic viability of such debtors.

The success of our investments in income-producing commercial properties and other real estate-related assets materially depend on the financial stability of the debtors underlying such investments. The inability of a single major debtor or a number of smaller debtors to meet their payment obligations could result in reduced revenue or losses.

Delays in restructuring or liquidating non-performing debt-related securities could reduce the return on our stockholders’ investment.

Debt-related securities may become non-performing after acquisition for a wide variety of reasons. In addition, we may acquire non-performing debt-related investments. Such non-performing debt-related investments may require a substantial amount of workout negotiations and/or restructuring, which may entail, among other things, a substantial reduction in the interest rate and a substantial write-down of such loan or asset. However, even if a restructuring is successfully accomplished, upon maturity of such debt-related security, the borrower under the security may not be able to negotiate replacement “takeout” financing to repay the principal amount of the securities owed to us. We may find it necessary or desirable to foreclose on some of the collateral securing one or more of our investments. Intercreditor provisions may substantially interfere with our ability to do so. Even if foreclosure is an option, the foreclosure process can be lengthy and expensive as discussed above.

If we foreclose on the collateral that will secure our investments in loans receivable, we may incur significant liabilities for deferred repairs and maintenance, property taxes and other expenses, which would reduce cash available for distribution to stockholders.

Some of the properties we may acquire in foreclosure proceedings may face competition from newer, more updated properties. In addition, the overall condition of these properties may have been neglected prior to the time we would foreclose on them. In order to remain competitive, increase occupancy at these properties and/or make them more attractive to potential tenants and purchasers, we may have to make significant capital improvements and/or incur deferred maintenance costs with respect to these properties. Also, if we acquire properties through foreclosure, we will be responsible for property taxes and other expenses which will require more capital resources than if we held a secured interest in these properties. To the extent we have to make significant capital expenditures with respect to these properties, we will have less cash available to fund distributions and investor returns may be reduced.

Failure to obtain or maintain required approvals and/or state licenses necessary to operate our mortgage-related activities may adversely impact our investment strategy.

We may in the future be required to obtain various other approvals and/or licenses from federal or state governmental authorities, government sponsored entities or similar bodies in connection with some or all of our mortgage-related activities. There is no assurance that we can obtain any or all of the approvals and licenses that we desire or that we will avoid experiencing significant delays in seeking such approvals and licenses. Furthermore, we will be subject to various disclosures and other requirements to obtain and maintain these approvals and licenses, and there is no assurance that we will satisfy those requirements. Our failure to obtain or maintain licenses will restrict our options and ability to engage in desired activities, and could subject us to fines, suspensions, terminations and various other adverse actions if it is determined that we have engaged without the requisite approvals or licenses in activities that require an approval or license, which could have a material and adverse effect on our business, results of operations, financial condition and prospects.

Risks Related to Our Financing Strategy

We will incur debt to finance our operations, which may subject us to an increased risk of loss.

We will incur debt to finance our operations. The leverage we employ will vary depending on our ability to obtain credit facilities, the loan-to-value and debt service coverage ratios of our assets, the yield on our assets, the targeted leveraged return we expect from our investment portfolio and our ability to meet ongoing covenants related to our asset mix and financial performance. Our return on our investments and cash available for distribution to our stockholders may be reduced to the extent that changes in market conditions cause the cost of our financing to increase relative to the income that we can derive from the assets we acquire.

Debt service payments will reduce the net income available for distributions to our stockholders. Moreover, we may not be able to meet our debt service obligations and, to the extent that we cannot, we risk the loss of some or all of our assets to foreclosure or sale to satisfy our debt obligations. Our charter or bylaws do not restrict the form of indebtedness we may incur.

Hedging against interest rate exposure may adversely affect our earnings, limit our gains or result in losses, which could adversely affect cash available for distribution to our stockholders.

We may enter into interest rate swap agreements or pursue other interest rate hedging strategies. Our hedging activity will vary in scope based on the level of interest rates, the type of portfolio investments held, and other changing market conditions. Interest rate hedging may fail to protect or could adversely affect us because, among other things:

•	interest rate hedging can be expensive, particularly during periods of rising and volatile interest rates;
•	available interest rate hedging may not correspond directly with the interest rate risk for which protection is sought;
•	the duration of the hedge may not match the duration of the related liability or asset;
•	the amount of income that a REIT may earn from hedging transactions to offset interest rate losses is limited by federal tax provisions governing REITs;
•	the credit quality of the party owing money on the hedge may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction;
•	the party owing money in the hedging transaction may default on its obligation to pay; and
•	we may purchase a hedge that turns out not to be necessary, i.e., a hedge that is out of the money.

Any hedging activity we engage in may adversely affect our earnings, which could adversely affect cash available for distribution to our stockholders. Therefore, while we may enter into such transactions to seek to reduce interest rate risks, unanticipated changes in interest rates may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged or liabilities being hedged may vary materially. Moreover, for a variety of reasons, we may not seek to establish a perfect correlation between such hedging instruments and the portfolio holdings being hedged. Any such imperfect correlation may prevent us from achieving the intended accounting treatment and may expose us to risk of loss.

Hedging instruments often are not traded on regulated exchanges, guaranteed by an exchange or its clearing house, or regulated by any U.S. or foreign governmental authorities and involve risks and costs.

The cost of using hedging instruments increases as the period covered by the instrument increases and during periods of rising and volatile interest rates. We may increase our hedging activity and thus increase our hedging costs during periods when interest rates are volatile or rising and hedging costs have increased. In addition, hedging instruments involve risk since they often are not traded on regulated exchanges, guaranteed by an exchange or its clearing house, or regulated by any U.S. or foreign governmental authorities. Consequently, there are no requirements with respect to record keeping, financial responsibility or segregation of customer funds and positions. Furthermore, the enforceability of agreements underlying derivative transactions may depend on compliance with applicable statutory, commodity and other regulatory requirements and, depending on the identity of the counterparty, applicable international requirements. The business failure of a hedging counterparty with whom we enter into a hedging transaction will most likely result in a default. Default by a party with whom we enter into a hedging transaction may result in the loss of unrealized profits and force us to cover our resale commitments, if any, at the then current market price. Although generally we will seek to reserve the right to terminate our hedging positions, it may not always be possible to dispose of or close out a hedging position without the consent of the hedging counterparty, and we may not be able to enter into an offsetting contract in order to cover our risk. We cannot be certain that a liquid secondary market will exist for hedging instruments purchased or sold, and we may be required to maintain a position until exercise or expiration, which could result in losses.

The direct or indirect effects of the Dodd-Frank Wall Street Reform Act, or the Dodd-Frank Act, enacted in July 2010 for the purpose of stabilizing or reforming the financial markets, may have an adverse effect on our interest rate hedging activities.

In July 2010, the Dodd-Frank Act became law in the United States. Title VII of the Dodd-Frank Act provides for significantly increased regulation of and restrictions on derivatives markets and transactions that could affect our interest rate hedging or other risk management activities, including: (i) regulatory reporting for swaps; (ii) mandated clearing through central counterparties and execution through regulated exchanges or electronic facilities for certain swaps; and (iii) margin and collateral requirements. Although the U.S. Commodity Futures Trading Commission has not yet finalized certain requirements, many other requirements have taken effect, such as swap reporting, the mandatory clearing of certain interest rate swaps and credit default swaps and the mandatory trading of certain swaps on swap execution facilities or exchanges. While the full impact of the Dodd-Frank Act on our interest rate hedging activities cannot be assessed until implementing rules and regulations are adopted and market practice develops, the requirements of Title VII may affect our ability to enter into hedging or other risk management transactions, may increase our costs of entering into such transactions, and may result in us entering into such transactions on less favorable terms than prior to effectiveness of the Dodd-Frank Act and the rules promulgated thereunder. The occurrence of any of the foregoing events may have an adverse effect on our business.

Our use of borrowings to partially fund acquisitions and improvements on properties could result in foreclosures and unexpected debt service expenses upon refinancing, both of which could have an adverse impact on our operations and cash flow.

We intend to rely in part on borrowings under credit facilities and other external sources of financing to fund the costs of new investments, capital expenditures and other items. Accordingly, we are subject to the risks that our cash flow will not be sufficient to cover required debt service payments and that we will be unable to meet other covenants or requirements of our borrowings.

If we cannot meet our required obligations under our borrowings, our property or commercial real estate debt and securities could be foreclosed upon by, or otherwise transferred to, our lender, with a consequent loss of income and asset value to us. Additionally, we may be required to refinance our debt subject to “lump sum” or “balloon” payment maturities on terms less favorable than the original loan or at a time we would otherwise prefer to not refinance such debt. A refinancing on such terms or at such times could increase our debt service payments, which would decrease the amount of cash we would have available for operations, new investments and distribution payments and may cause us to determine to sell one or more investments at a time when we would not otherwise do so.

We have broad authority to incur borrowings and high levels of borrowings could hinder our ability to make distributions and could decrease the value of our stockholders’ investment.

We expect that in most instances, we will make real estate investments by using either existing or new borrowings. In addition, we may incur mortgage notes and pledge all or some of our real estate investments as security for that debt to obtain funds to acquire additional real estate investments. We may borrow if we need funds to satisfy the REIT tax qualification requirement that we distribute at least 90% of our annual REIT taxable income to our stockholders. We also may borrow if we otherwise deem it necessary or advisable to assure that we maintain our qualification as a REIT.

Our charter does not limit us from utilizing financing until our borrowings exceed 300% of our net assets, which is generally expected to approximate 75% of the aggregate cost of our real estate investments and other assets, plus cash, before deducting loan loss reserves, other non-cash reserves and depreciation. Further, we can incur financings in excess of this limitation with the approval of a majority of our independent directors. High leverage levels could cause us to incur higher interest charges and higher debt service payments and the agreements governing our borrowings may also include restrictive covenants. These factors could limit the amount of cash we have available to distribute to our stockholders or invest in our business and could result in a decline in the value of our stockholders’ investment.

If there is a shortfall between the revenues from our real estate investments and the cash flow needed to service our borrowings, then the amount available for distributions to stockholders may be reduced. In addition, incurring mortgage debt increases the risk of loss since defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. In that case, we could lose the investment securing our borrowings that is in default, thus reducing the value of our stockholders’ investment. We may give full or partial guarantees to lenders of our borrowings to the entities that own our investments. When we provide a guaranty on behalf of an entity that owns one of our investments, we will be responsible to the lender for satisfaction of the debt if it is not paid by such entity. If any mortgages contain cross-collateralization or cross-default provisions, a default on a single investment could affect multiple investments. If any of our investments are foreclosed upon due to a default, our ability to pay cash distributions to our stockholders will be adversely affected which could result in our losing our REIT status and would result in a decrease in the value of our stockholders’ investment. As of December 31, 2017, the Company’s debt ratio was 28.3%.

Lenders may require us to enter into restrictive covenants relating to our operations, which could limit our ability to make distributions.

When providing financing, a lender may impose restrictions on us that affect our distribution and operating policies and our ability to incur additional borrowings. Financing agreements that we may enter into may contain covenants that limit our ability to further incur borrowings, restrict distributions or that prohibit us from discontinuing insurance coverage or replacing our advisor. These or other limitations would decrease our operating flexibility and our ability to achieve our operating objectives, including making distributions.

We may not be able to access financing sources on attractive terms, if at all, which could adversely affect our ability to execute our business plan.

We will require significant outside capital to fund and grow our business. Our business may be adversely affected by disruptions in the debt and equity capital markets and institutional lending market, including the lack of access to capital or prohibitively high costs of obtaining or replacing capital. A primary source of liquidity for companies in the real estate industry has been and will continue to be the debt and equity capital markets. Access to the capital markets and other sources of liquidity was severely disrupted during the credit crisis and, despite recent improvements, the markets could suffer another severe downturn and another liquidity crisis could emerge. Based on the current conditions, we do not know whether any sources of capital will be available to us in the future on terms that are acceptable to us, if at all. If we cannot obtain sufficient debt and equity capital on acceptable terms, our business and our ability to operate could be severely impacted.

Increases in interest rates could increase the amount of our payments on our borrowings and adversely affect our ability to pay distributions to our stockholders.

We expect that we will incur borrowings in the future. To the extent that we incur variable rate borrowings, increases in interest rates would increase our interest costs, which could reduce our cash flow and our ability to pay distributions. In addition, if we need to repay existing borrowings during periods of rising interest rates, we could be required to liquidate one or more of our investments at times that may not permit realization of the maximum return on such investments.

Risks Related to Conflicts of Interest

Our advisor and its affiliates, including all of our executive officers and some of our directors and other key real estate professionals, will face conflicts of interest caused by their compensation arrangements with us, which could result in actions that are not in the best interests of our stockholders.

Our executive officers and the key real estate professionals relied upon by our advisor are compensated by our advisor and its affiliates. Our advisor and its affiliates will receive substantial fees from us. These fees could influence our advisor’s advice to us as well as the judgment of affiliates of our advisor. Among other matters, these compensation arrangements could affect their judgment with respect to:

•	the continuation, renewal or enforcement of our agreements with our advisor and its affiliates, including the advisory agreement and the dealer manager agreement;
•	offerings of equity by us, which entitle the Dealer Manager to dealer-manager fees and will likely entitle our advisor to increased asset management fees;
•	sales of investments, which entitle our advisor to disposition fees and possible subordinated incentive fees;

•

acquisitions of investments and originations of loans, which entitle our advisor to asset management fees and, in the case of acquisitions of investments from other Cantor Companies or affiliates, might entitle affiliates of our advisor to disposition fees and other fees in connection with its services for the seller;

•	borrowings to acquire investments and to originate loans, which borrowings will increase the asset management fees payable to our advisor;
•	whether and when we seek to list our common stock on a national securities exchange, which listing could entitle an affiliate of our advisor to have their special units redeemed; and
•

whether and when we seek to sell the Company or its assets, which sale could entitle our sponsor to reimbursement of the sponsor support and an affiliate of our advisor to a disposition fee and/or have their special units redeemed.

The fees our advisor receives in connection with transactions involving the acquisition or origination of an asset are based on the cost of the investment, and not based on the quality of the investment or the quality of the services rendered to us. This may influence our advisor to recommend riskier transactions to us.

We may compete with other Cantor Companies for investment opportunities for our company, which could negatively impact our ability to locate suitable investments.

Our investment strategy may overlap with some of the strategies of other Cantor Companies. CCRE is primarily in the business of originating and securitizing whole mortgage loans secured by commercial real estate. Opportunities to originate or acquire such loans by CCRE may be competitive with some of our potential investments. Although Newmark does not currently acquire properties or interests in real estate properties, through its Berkeley Point business, it originates multifamily loans distributed through the GSE programs of Fannie Mae and Freddie Mac, as well as through HUD programs. In addition, in the course of Newmark’s business, it may generate fees from the referral of loan opportunities to third parties. Members of CCRE’s and Newmark’s day to day management teams are generally different than our investment professionals. However, both lines of business are under common control with us. CCRE and Newmark and their respective subsidiaries are not restricted from competing with our business, whether by originating or acquiring loans that might be suitable for origination or acquisition by us, or by referring loan opportunities to third parties in exchange for fees. CCRE and Newmark are not required to refer any such opportunities to us. Our advisor and its affiliates face conflicts of interest relating to performing services on our behalf and allocating investment opportunities to us, and such conflicts may not be resolved in our favor, meaning we could acquire less attractive assets, which could limit our ability to make distributions and reduce our stockholders’ overall investment return.

Our affiliation with Cantor and the relationships of our executive officers, sponsor and advisor may not lead to investment opportunities for us.

There can be no assurance that our affiliation with affiliates of our sponsor or the relationships of our executive officers, sponsor and advisor will result in investment opportunities or service relationships for us on favorable terms, if at all. If we are unable to generate attractive investment opportunities, we will have fewer investments and our ability to pay distributions will be limited. In addition, certain of our affiliates may be constrained by approvals and/or obligations with respect to third-party investors and as a result may not be able to provide services to us.

Our advisor will face conflicts of interest relating to joint ventures that we may form with affiliates of our advisor, which conflicts could result in a disproportionate benefit to the other venture partners at our expense.

If approved by a majority of our independent directors, we may enter into joint venture agreements with other Cantor Companies or affiliated entities for the acquisition, development or improvement of properties or other investments. Our advisor and its affiliates, the advisors to the other Cantor Companies and the investment advisers to institutional investors in real estate and real estate-related assets, have some of the same executive officers, directors and other key real estate professionals, and these persons will face conflicts of interest in determining which program or investor should enter into any particular joint venture agreement. These persons may also face a conflict in structuring the terms of the relationship between our interests and the interests of the Cantor-affiliated co-venturer and in managing the joint venture. Any joint venture agreement or transaction between us and a Cantor-affiliated co-venturer will not have the benefit of arm’s-length negotiation of the type normally conducted between unrelated co-venturers. The Cantor-affiliated co-venturer may have economic or business interests or goals that are or may become inconsistent with our business interests or goals. As a result, these co-venturers may benefit to our and our stockholders’ detriment.

The fees we pay to our advisor and its affiliates in connection with the Offering and in connection with the management of our investments were not determined on an arm’s length basis; therefore, we do not have the benefit of arm’s length negotiations of the type normally conducted between unrelated parties.

The fees to be paid to our advisor, our dealer manager and other affiliates for services they provide for us were not determined on an arm’s length basis. As a result, the fees have been determined without the benefit of arm’s length negotiations of the type normally conducted between unrelated parties and may be in excess of amounts that we would otherwise pay to third parties for such services.

Our advisor faces conflicts of interest relating to incentive compensation and sponsor support structure, which could result in actions that are not necessarily in the long-term best interests of our stockholders.

Under our advisory agreement, our advisor is entitled to fees and other amounts that may result in our advisor recommending actions that maximize these amounts even if the actions are not in our best interest. Further, because our advisor does not maintain a significant equity interest in us and is entitled to receive substantial minimum compensation regardless of performance, our advisor’s interests are not wholly aligned with those of our stockholders. In that regard, our advisor could be motivated to recommend riskier or more speculative investments in order for us to generate the specified levels of performance or sales proceeds that would entitle our advisor to incentive compensation. In addition, our advisor’s entitlement to fees upon the sale of our investments and to participate in net sales proceeds could result in our advisor recommending sales of our investments at the earliest possible time at which sales of investments would produce the level of return that would entitle our advisor to compensation relating to such sales, even if continued ownership of those investments might be in our best long-term interest. Upon termination of our advisory agreement for any reason, including for cause, our advisor will be paid all accrued and unpaid fees and expense reimbursements earned prior to the date of termination. In addition, unless the advisory agreement was terminated for cause, the special unit holder may be entitled to a one-time payment upon redemption of the special units (based on an appraisal or valuation of our portfolio) in the event that the special unit holder would have been entitled to a subordinated distribution had the portfolio been liquidated on the termination date. In addition, our sponsor will be entitled to reimbursement for its payment of certain selling commissions made on our behalf. To avoid paying these fees, our independent directors may decide against terminating the advisory agreement prior to our listing of our shares of common stock or disposition of our investments even if termination of the advisory agreement would be in our best interest. In addition, the requirement to pay the fee to our advisor upon our advisor’s termination could cause us to make different investment or disposition decisions than we would otherwise make in order to satisfy our obligation to pay the fee to our advisor.

Our advisor, the real estate professionals assembled by our advisor, their affiliates and our officers will face competing demands on their time and this may cause our operations and our stockholders’ investment to suffer.

We rely on our advisor and the real estate professionals our advisor has assembled, including Messrs. Lutnick, Carpenter and Bisgay, for the day-to-day operation of our business. Messrs. Lutnick, Carpenter and Bisgay are also executive officers or managers of certain other Cantor Companies and affiliates. As a result of their interests in other Cantor Companies and affiliates, their obligations to other investors and the fact that they engage in and they will continue to engage in other business activities on behalf of themselves and others, Messrs. Lutnick, Carpenter and Bisgay will face conflicts of interest in allocating their time among us, our advisor and its affiliates, other Cantor Companies as well as other business activities in which they are involved. During times of intense activity in other programs and ventures, these individuals may devote less time and fewer resources to our business than are desirable. As a result, the returns on our investments, and the value of investment in our company, may decline.

Certain of our executive officers and certain of our advisor’s and its affiliates’ key real estate professionals who perform services for us may perform services for other entities to whom they may also owe duties that will conflict with their duties to us.

Our executive officers and our advisor’s and its affiliates’ key real estate professionals may provide services for other Cantor Companies. To the extent they do so, they will owe duties to each of these entities, their members and limited partners and investors, which duties may from time-to-time conflict with the fiduciary duties that they owe to us and stockholders. In addition, our sponsor may grant equity interests in our advisor and the special unit holder, to certain management personnel performing services for our advisor. The loyalties of these individuals to other entities and investors could result in action or inaction that is detrimental to our business, which could harm the implementation of our business strategy and our investment opportunities. If we do not successfully implement our business strategy, we may be unable to generate the cash needed to make distributions to stockholders and to maintain or increase the value of our assets.

Because other real estate programs may be offered through our dealer manager concurrently with the Offering, our Dealer Manager may face potential conflicts of interest arising from competition among us and these other programs for investors and investment capital, and such conflicts may not be resolved in our favor.

Our Dealer Manager may also act as the dealer manager for the public and private offerings of other programs sponsored by our sponsor, other Cantor Companies or unaffiliated sponsors. In addition, future programs sponsored by our sponsor, other Cantor Companies or unaffiliated sponsors may seek to raise capital through public offerings conducted concurrently with our Offering. As a result, our Dealer Manager may face conflicts of interest arising from potential competition with these other programs for investors and investment capital. Our sponsor will generally seek to avoid simultaneous offerings by programs that have a substantially similar mix of investment characteristics, including targeted investment types and strategies. Nevertheless, there may be periods during which one or more programs sponsored by our sponsor will be raising capital and may compete with us for investment capital. Such conflicts may not be resolved in our favor and our stockholders will not have the opportunity to evaluate the manner in which these conflicts of interest are resolved before or after making their investment.

Risks Related to Investment in Our Common Stock

We are a newly formed company with limited operating history which makes our future performance difficult to predict.

We are a newly formed company with limited operating history and may not be able to meet our investment objectives. We were incorporated in the State of Maryland on February 2, 2016, and as of December 31, 2017 we have made limited investments in real estate properties. Moreover, if our capital resources are insufficient to support our operations, we will not be successful.

Our stockholders should consider our prospects in light of the risks, uncertainties and difficulties frequently encountered by companies that are, like us, in their early stage of development. To be successful in this market, we or our advisor must, among other things:

•	identify and acquire or originate investments that further our investment strategies;
•	respond to competition for our targeted investments, as well as for potential investors in us; and
•	capitalize our business operations with sufficient debt and equity.

We cannot guarantee that we will succeed in achieving these goals, and our failure to do so could cause our stockholders to lose all or a portion of their investment.

Because the Offering is a blind-pool offering, our stockholders will not have the opportunity to evaluate our investments before we make them, which makes their investment in us more speculative.

We will seek to invest substantially all of the net proceeds from the primary offering after the payment of fees and expenses in income-producing commercial properties and other real estate-related assets. Because we have only made few investments to date and have not identified any other investments that we may make, we are not able to provide stockholders with any information to assist them in evaluating the merits of any specific investments that we may make. Because our stockholders will be unable to evaluate the economic merit of assets before we invest in them, they will have to rely entirely on the ability of our advisor to select suitable and successful investment opportunities. We cannot predict our actual allocation of assets at this time because such allocation will also be dependent, in part, upon the amount of financing we are able to obtain, if any, with respect to each asset class in which we invest. Furthermore, our board of directors will have broad discretion in implementing policies regarding tenant or mortgagor creditworthiness and our stockholders will not have the opportunity to evaluate potential tenants, managers or borrowers. These factors increase the speculative nature of an investment in us.

If we pay cash distributions from sources other than our cash flow from operations, we will have less funds available for investments and our stockholders’ overall return may be reduced.

Our organizational documents do not restrict us from paying distributions from any source and do not restrict the amount of distributions we may pay from any source, including proceeds from the Offering or the proceeds from the issuance of securities in the future, other third party borrowings, advances from our advisor or sponsor or from our advisor’s deferral or waiver of its fees under the advisory agreement. Distributions paid from sources other than current or accumulated earnings and profits, particularly during the period before we have substantially invested the net proceeds from the Offering, may constitute a return of capital for tax purposes. From time to time, particularly during the period before we have substantially invested the net proceeds from the Offering, we may generate taxable income greater than our taxable income for financial reporting purposes, or our taxable income may be greater than our cash flow available for distribution to stockholders. In these situations we may make distributions in excess of our cash flow from operations, investment activities and strategic financings to satisfy the REIT distribution requirement. In such an event, we would look first to other third party borrowings to fund these distributions. If we fund distributions from financings, the net proceeds from the Offering or sources other than our cash flow from operations, we will have less funds available for investment in income-producing commercial properties and other real estate-related assets and stockholders overall return may be reduced. In addition, if the aggregate amount of cash we distribute to stockholders in any given year exceeds the amount of our taxable income generated during the year, the excess amount will either be (1) a return of capital or (2) a gain from the sale or exchange of property to the extent that a stockholder’s basis in our common stock equals or is reduced to zero as the result of our current or prior year distributions. Such distributions may effectively dilute or reduce the value of the stockholders remaining interest in our company’s net asset value.

Pursuant to a distribution support agreement, in certain circumstances where our cash distributions exceed MFFO, our sponsor will purchase up to $5.0 million of Class I Shares (which includes the shares our sponsor has purchased in order to satisfy the minimum offering) at the then current offering price per Class I Share net of dealer manager fees to provide additional cash to support distributions to our stockholders. The sale of these shares will result in the dilution of the ownership interests of our public stockholders. Upon termination or expiration of the distribution support agreement, we may not have sufficient cash available to pay distributions at the rate we had paid during preceding periods or at all. If we pay distributions from sources other than our cash flow from operations, we will have less cash available for investments, we may have to reduce our distribution rate, our net asset value may be negatively impacted and our stockholders overall return may be reduced. As of December 31, 2017, the Company has declared distributions of $318,139, of which 75% were paid using proceeds from the Offering, including $38,326 from the purchase of additional shares by our sponsor.

Because no public trading market for our shares currently exists, it will be difficult for our stockholders to sell their shares and, if they are able to sell their shares, they will likely sell them at a substantial discount to the offering price.

There is no public market for our shares and we currently have no plans to list our shares on a national securities exchange. Until our shares are listed, if ever, it will be difficult for our stockholders to sell their shares. In addition, our charter prohibits the ownership of more than 9.8% in value or number of shares, whichever is more restrictive, of our outstanding common stock, unless exempted (prospectively or retroactively) by our board of directors, which may discourage large investors from purchasing our shares. In its sole discretion, our board of directors could amend, suspend or terminate our share repurchase program upon 10 business days’ notice. Further, the share repurchase program includes numerous restrictions that will severely limit stockholders’ ability to sell their shares. Therefore, it will be difficult for our stockholders to sell their shares promptly or at all. If they are able to sell their shares, they would likely have to sell them at a substantial discount to their public offering price. It is also likely that our shares would not be accepted as the primary collateral for a loan. Because of the illiquid nature of our shares, investors should purchase our shares only as a long-term investment and be prepared to hold them for an indefinite period of time.

The availability and timing of distributions to our stockholders is uncertain and cannot be assured.

There is no assurance that distributions will be authorized and paid. We cannot assure our stockholders that we will have sufficient cash to pay distributions or that the amount of any such distributions will increase over time. In addition, the distribution fees payable with respect to Class T Shares issued in the primary offering will reduce the amount of funds available for distribution with respect to all Class T Shares (including Class T Shares issued pursuant to the DRP). Should we fail for any reason to distribute at least 90% of our REIT taxable income, we would not qualify for the favorable tax treatment accorded to REITs absent qualifying remedial action.

If we raise substantial offering proceeds in a short period of time, we may not be able to invest all of our offering proceeds promptly, which may cause our distributions and our stockholders’ investment returns to be lower than they otherwise would be.

The more shares we sell in our offering, the greater our challenge will be to invest all of our net offering proceeds. The large size of our offering increases the risk of delays in investing our net proceeds promptly and on attractive terms. Pending investment, the net proceeds of our offering may be invested in permitted temporary investments, which include short-term United States government securities, bank certificates of deposit and other short-term liquid investments. The rate of return on these investments, which affects the amount of cash available to make distributions to stockholders, has fluctuated in recent years and most likely will be less than the return obtainable from the type of investments in the real estate industry we seek to acquire or originate. Therefore, delays we encounter in the selection, due diligence and acquisition or origination of investments would likely limit our ability to pay distributions to our stockholders and lower their overall returns.

The purchase and repurchase price for shares of our common stock is based on our NAV and will not be based on any public trading market. Neither NAV nor the offering price may be an accurate reflection of the fair market value of our assets and liabilities and likely will not represent the amount of net proceeds that would result if we were liquidated or dissolved or the amount our stockholders would receive upon the sale of their shares.

The NAV per share and the primary offering price per share of each class of shares may not be an accurate reflection of the fair value of our assets and liabilities in accordance with GAAP, may not reflect the price at which we would be able to sell all or substantially all of our assets or the outstanding shares of our common stock in an arm’s length transaction, may not represent the value that our stockholders could realize upon a sale of our company or upon the liquidation of our assets and settlement of our liabilities, and may not be indicative of the price at which shares of our common stock would trade if they were listed on a national securities exchange. In addition, such values may not be the equivalent of the disclosure of a market price by an open-ended real estate fund.

Any methodologies used to determine an estimated value per share may be based upon assumptions, estimates and judgments that may not be accurate or complete, such that, if different property-specific and general real estate and capital market assumptions, estimates and judgments were used, it could result in an NAV per share that is significantly different.

The SEC has approved an amendment to National Association of Securities Dealers, or “NASD”, Conduct Rule 2340, which became effective on April 11, 2016 and sets forth the obligations of FINRA members to provide per share values in customer account statements calculated in a certain manner. Because we will use a portion of the proceeds from the Offering to pay sales commissions, dealer manager fees and organization and offering expenses, which will reduce the amount of funds available for investment, unless our aggregate investments increase in value to compensate for these up-front fees and expenses, it is likely that the value shown on our stockholders’ account statement will be lower than the purchase price paid by them in the Offering.

Valuations and appraisals of our properties, real estate-related assets and real estate-related liabilities are estimates of value and may not necessarily correspond to realizable value.

The valuation methodologies used to value our properties and certain real estate-related assets involve subjective judgments regarding such factors as comparable sales, rental revenue and operating expense data, the capitalization or discount rate, and projections of future rent and expenses based on appropriate analysis. In addition, we generally do not undertake to mark to market our debt investments or real estate-related liabilities, but rather these assets and liabilities are usually included in our determination of NAV at an amount determined in accordance with GAAP. As a result, valuations and appraisals of our properties, real estate-related assets and real estate-related liabilities are only estimates of current market value. Ultimate realization of the value of an asset or liability depends to a great extent on economic and other conditions beyond our control and the control of the Independent Valuation Firm and other parties involved in the valuation of our assets and liabilities. Further, these valuations may not necessarily represent the price at which an asset or liability would sell, because market prices of assets and liabilities can only be determined by negotiation between a willing buyer and seller. Valuations used for determining our NAV also are generally made without consideration of the expenses that would be incurred in connection with disposing of assets and liabilities. Therefore, the valuations of our properties, our investments in real estate-related assets and our liabilities may not correspond to the timely realizable value upon a sale of those assets and liabilities. Our NAV does not currently represent enterprise value and may not accurately reflect the actual prices at which our assets could be liquidated on any given day, the value a third party would pay for all or substantially all of our shares, or the price that our shares would trade at on a national stock exchange. There will be no retroactive adjustment in the valuation of such assets or liabilities, the price of our shares of common stock, or the price we paid to repurchase shares of our common stock to the extent such valuations prove to not accurately reflect the true estimate of value and are not a precise measure of realizable value. Because the price stockholders will pay for Class A Shares, Class T Shares or Class I Shares, and the price at which our shares may be repurchased by us pursuant to our share repurchase program, will be based on our estimated NAV per share, stockholders may pay more than realizable value or receive less than realizable value for their investment.

In order to disclose a quarterly NAV, we are reliant on the parties that we engage for that purpose, in particular the Independent Valuation Firm and the appraisers that we will hire to value and appraise our real estate portfolio.

In order to disclose a quarterly NAV, our board of directors, including a majority of our independent directors, has adopted valuation procedures and has engaged independent third parties, such as Robert A. Stanger & Co. (“Stanger”), to value our assets and liabilities and to calculate our NAV on a quarterly basis, and independent appraisal firms, to provide periodic appraisals with respect to our properties. We may also engage other independent third parties to value other assets or liabilities. Our board of directors, including a majority of our independent directors, may replace Stanger with another third party or retain another third-party firm to calculate the NAV for each of our share classes, if it is deemed appropriate to do so. Although our board of directors, with the assistance of the advisor, oversees all of these parties and the reasonableness of their work product, we will not independently verify our NAV or the components thereof, such as the appraised values of our properties. Our management’s assessment of the market values of our properties may also differ from the appraised values of our properties as determined by Stanger. If the parties engaged by us to determine our quarterly NAV are unable or unwilling to perform their obligations to us, our NAV could be inaccurate or unavailable, and we could decide to suspend the Offering and our share repurchase program.

Our NAV is not subject to GAAP, will not be independently audited and will involve subjective judgments by the Independent Valuation Firm and other parties involved in valuing our assets and liabilities.

Our valuation procedures and our NAV are not subject to GAAP and will not be subject to independent audit. Our NAV may differ from equity (net assets) reflected on our audited financial statements, even if we are required to adopt a fair value basis of accounting for GAAP financial statement purposes. Additionally, we are dependent on our Advisor to be reasonably aware of material events specific to our properties (such as tenant disputes, damage, litigation and environmental issues) that may cause the value of a property to change materially and to promptly notify the Independent Valuation Firm so that the information may be reflected in the calculation of our NAV. In addition, the implementation and coordination of our valuation procedures include certain subjective judgments of our advisor, such as whether the Independent Valuation Firm should be notified of events specific to our properties that could affect their valuations, as well as of the Independent Valuation Firm and other parties we engage, as to whether adjustments to asset and liability valuations are appropriate. Accordingly, stockholders must rely entirely on our board of directors to adopt appropriate valuation procedures and on Stanger and other parties we engage in order to arrive at our NAV, which may not correspond to realizable value upon a sale of our assets.

Our board of directors, including a majority of our independent directors, may adopt changes to the valuation procedures.

Each year our board of directors, including a majority of our independent directors, will review the appropriateness of our valuation procedures and may, at any time, adopt changes to the valuation procedures. For example, we generally do not undertake to mark to market our real estate-related liabilities, but rather these liabilities are usually included in our determination of NAV at an amount determined in accordance with GAAP. As a result, the realizable value of specific debt investments and real property assets encumbered by debt that are used in the calculation of our NAV may be higher or lower than the value that would be derived if such property-related liabilities were marked to market. In some cases such difference may be significant. We also do not currently include any enterprise value or real estate acquisition costs in our assets calculated for purposes of our NAV. If we acquire real property assets as a portfolio, we may pay a premium over the amount that we would pay for the assets individually. Other public REITs may use different methodologies or assumptions to determine their NAV. As a result, it is important that our stockholders pay particular attention to the specific methodologies and assumptions we use to calculate our NAV. Our board of directors may change these or other aspects of our valuation procedures, which changes may have an adverse effect on our NAV and the price at which shares may be repurchased under our share repurchase program.

Our NAV per share may materially change from quarter to quarter if the valuations of our properties materially change from prior valuations or the actual operating results materially differ from what we originally budgeted.

It is possible that the annual appraisals of our properties may not be spread evenly throughout the year and may differ from the most recent quarterly valuation. As such, when these appraisals are reflected in our Independent Valuation Firm’s valuation of our real estate portfolio, there may be a material change in our NAV per share for each class of our common stock. Property valuation changes can occur for a variety reasons, such as local real estate market conditions, the financial condition of our tenants, or lease expirations. For example, we will regularly face lease expirations across our portfolio, and as we move further away from lease commencement toward the end of a lease term, the valuation of the underlying property will be expected to drop depending on the likelihood of a renewal or a new lease on similar terms. Such a valuation drop can be particularly significant when closer to a lease expiration, especially for single tenant buildings or where an individual tenant occupies a large portion of a building. We are at the greatest risk of these valuation changes during periods in which we have a large number of lease expirations as well as when the lease of a significant tenant is closer to expiration. Similarly, if a tenant will have an option in the future to purchase one of our properties from us at a price that is less than the current valuation of the property, then if the value of the property exceeds the option price, the valuation will be expected to decline and begin to approach the purchase price as the date of the option approaches. In addition, actual operating results may differ from what we originally budgeted, which may cause a material increase or decrease in the NAV per share amounts. We accrue estimated income and expenses on a quarterly basis based on annual budgets as adjusted from time to time to reflect changes in the business throughout the year. On a periodic basis, we adjust the income and expense accruals we estimated to reflect the income and expenses actually earned and incurred. We will not retroactively adjust the NAV per share of each class for any adjustments. Therefore, because actual results from operations may be better or worse than what we previously budgeted, the adjustment to reflect actual operating results may cause the NAV per share for each class of our common stock to increase or decrease.

The offering prices will change on a quarterly basis and investors will purchase shares at the offering price that is effective at the time their completed subscription agreement is accepted by us.

The offering prices for our classes of shares will change on a quarterly basis and investors will need to determine the price by checking our website at www.rodinglobalpropertytrust.com or reading a supplement to our prospectus. Investors will purchase shares at the offering price that is effective at the time that his or her completed subscription agreement has been accepted by us. As a result, the offering price may change prior to the acceptance of such subscription by us from the price that was effective at the time such investor submitted his or her subscription agreement. In these situations, an investor will be purchasing the shares at the newly changed offering price.

The U.S. Department of Labor has issued rules that will amend the definition of “fiduciary” under ERISA and the Code, which could affect the marketing of investments in our shares.

The U.S. Department of Labor has issued rules that will amend the definition of “fiduciary” under ERISA and the Code. The rules will broaden the definition of “fiduciary” and make a number of changes to the prohibited transaction exemptions relating to investments by employee benefit plans subject to Title I of ERISA or retirement plans or accounts subject to Section 4975 of the Code (including IRAs). These rules could have a significant effect on the marketing of investments in our shares to such plans or accounts.

Our stockholders will experience dilution.

Our stockholders will incur immediate dilution equal to the costs of the offering we incur in selling such shares. This means that investors who purchase our shares of common stock will pay a price per share that exceeds the amount available to us to invest in assets.

In addition, our stockholders do not have preemptive rights. Our board may elect to (i) sell additional shares in the Offering or future public offerings, including through the DRP, (ii) issue equity interests in private offerings, (iii) issue shares to our advisor, or its successors or assigns, in payment of an outstanding fee obligation or (iv) issue shares of our common stock to sellers of assets we acquire in connection with an exchange of limited partnership interests of the operating partnership. To the extent we issue additional equity interests, investors who purchase shares in the Offering who do not participate in those other stock issuances will experience dilution in their percentage ownership of our outstanding shares. In addition, depending upon the terms and pricing of any additional offerings, the use of the proceeds and the value of our investments, investors may also experience dilution in the book value and fair value of their shares and in the earnings and distributions per share. Furthermore, investors may experience a dilution in the value of their shares depending on the terms and pricing of any share issuances (including the shares being sold in the Offering) and the value of our assets at the time of issuance.

Our ability to implement our investment strategy is dependent, in part, upon the ability of our Dealer Manager to successfully conduct the Offering, which makes an investment in us more speculative.

We have retained Cantor Fitzgerald & Co., an affiliate of our sponsor and our advisor, to conduct the Offering as our Dealer Manager. The Dealer Manager has not previously acted as a dealer manager for this type of offering or raised proceeds through a similar distribution system. The success of the Offering, and our ability to implement our business strategy, is dependent upon the ability of the Dealer Manager to build and maintain a network of broker-dealers to sell our shares to their clients. If the Dealer Manager is not successful in establishing, operating and managing this network of broker-dealers, our ability to raise proceeds through the Offering will be limited and we may not have adequate capital to implement our investment strategy. In addition, if the Dealer Manager has difficulties selling our shares of common stock, the amount of proceeds we raise in the Offering may be substantially less than the amount we would need to create a diversified portfolio of investments, which could result in less diversification in terms of the type, number and size of investments that we make. If we are unsuccessful in implementing our investment strategy, stockholders could lose all or a part of their investment.

Our sponsor and its affiliates have not sponsored prior real estate investment programs that otherwise would be required to be disclosed under applicable rules and regulations of the SEC, which means that stockholders will be unable to assess their prior performance with other investment programs.

Our sponsor and its affiliates have not sponsored prior real estate investment programs that otherwise would be required to be disclosed under applicable rules and regulations of the SEC. Accordingly, the prospectus for the Offering does not contain any information concerning prior performance of our sponsor and its affiliates, which means that stockholders will be unable to assess any results from their prior activities before deciding whether to purchase our shares of common stock.

The loss of or the inability to obtain key real estate professionals at our advisor could delay or hinder implementation of our investment strategies, which could limit our ability to make distributions and decrease the value of our stockholders’ investment.

Our success depends upon the contributions of Messrs. Lutnick, Carpenter and Bisgay. Our advisor does not have an employment agreement with any of these key personnel and we cannot guarantee that all, or any particular one, will remain affiliated with us and/or advisor. If any of these persons were to cease their association with us, whether because they are internalized into other Cantor sponsored programs, or otherwise, our operating results could suffer. We do not intend to maintain key person life insurance on any person. We believe that our future success depends, in large part, upon our advisor’s and its affiliates’ ability to attract and retain highly skilled managerial, operational and marketing professionals. There is competition for such professionals, and our advisor and its affiliates may be unsuccessful in attracting and retaining such skilled individuals. If we lose or are unable to obtain the services of highly skilled professionals our ability to implement our investment strategies could be delayed or hindered, and the value of our stockholders’ investment may decline.

If we internalize our management functions, stockholders’ interests in us could be diluted and we could incur other significant costs associated with being self-managed.

Our board of directors may decide in the future to internalize our management functions. If we do so, we may elect to negotiate to acquire assets of our advisor and/or to directly employ the personnel of our sponsor or its affiliates that our advisor utilizes to perform services on its behalf for us.

Additionally, while we would no longer bear the cost of the various fees and expenses we expect to pay to our advisor under our advisory agreement, our additional direct expenses would include general and administrative costs, including certain legal, accounting and other expenses related to corporate governance, SEC reporting and compliance matters that otherwise would be borne by our advisor. We would also be required to employ personnel and would be subject to potential liabilities commonly faced by employers, such as workers disability and compensation claims, potential labor disputes and other employee-related liabilities and grievances as well as incur the compensation and benefits costs of our officers and other employees and consultants that will be paid by our advisor or its affiliates. We may issue equity awards to officers, employees and consultants of our advisor or its affiliates in connection with an internalization transaction, which awards would decrease net income and MFFO and may further dilute stockholders’ investment. We cannot reasonably estimate the amount of fees to our advisor we would save or the costs we would incur if we became self-managed. If the expenses we assume as a result of an internalization are higher than the expenses we avoid paying to our advisor, our net income and MFFO would be lower as a result of the internalization than it otherwise would have been, potentially decreasing the amount of cash available to distribute to our stockholders and the value of our shares.

Internalization transactions involving the acquisition of advisors affiliated with entity sponsors have also, in some cases, been the subject of litigation. Even if these claims are without merit, we could be forced to spend significant amounts of money defending claims which would reduce the amount of funds available for us to invest and cash available to pay distributions.

If we internalize our management functions, we could have difficulty integrating these functions as a stand-alone entity. Currently, our advisor and/or its affiliates perform portfolio management and general and administrative functions, including accounting and financial reporting, for multiple entities. These personnel have substantial know-how and experience which provides us with economies of scale. We may fail to properly identify the appropriate mix of personnel and capital needs to operate as a stand-alone entity. Certain key employees may not become our employees but may instead remain employees of our sponsor or its affiliates. An inability to manage an internalization transaction effectively could result in our incurring excess costs and suffering deficiencies in our disclosure controls and procedures or our internal control over financial reporting. Such deficiencies could cause us to incur additional costs and our management’s attention could be diverted from most effectively managing our investments.

Our rights and the rights of our stockholders to recover claims against our independent directors are limited, which could reduce our stockholders and our recovery against our independent directors if they negligently cause us to incur losses.

Maryland law provides that a director has no liability in that capacity if he performs his duties in good faith, in a manner he reasonably believes to be in our best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. Our charter provides that no independent director shall be liable to us or our stockholders for monetary damages and that we will generally indemnify them for losses unless they are grossly negligent or engage in willful misconduct. As a result, our stockholders and we may have more limited rights against our independent directors than might otherwise exist under common law, which could reduce our stockholders and our recovery from these persons if they act in a negligent manner. In addition, we may be obligated to fund the defense costs incurred by our independent directors (as well as by our other directors, officers, employees (if we ever have employees) and agents) in some cases, which would decrease the cash otherwise available for distribution.

Our board of directors may change our investment policies generally and at the individual investment level without stockholder approval, which could alter the nature of our stockholders’ investment.

Our charter requires that our independent directors review our investment policies at least annually to determine that the policies we are following are in the best interests of the stockholders. In addition to our investment policies, we also may change our stated strategy for any particular investment. These policies may change over time. The methods of implementing our investment policies also may vary, as new investment techniques are developed. Our investment policies, the methods for their implementation, and our other strategies, policies and procedures may be altered by our board of directors without the approval of our stockholders except to the extent that the policies are set forth in our charter. As a result, the nature of our stockholders’ investment could change without their consent.

We will provide investors with information using FFO and MFFO, which are non-GAAP financial measures that may not be meaningful for comparing the performances of different REITs and that have certain other limitations.

We will provide investors with information using FFO and MFFO, which are non-GAAP measures, as additional measures of our operating performance. We expect to compute FFO in accordance with the standards established by NAREIT. We expect that we will compute MFFO in accordance with the definition established by the IPA. However, our computation of FFO and MFFO may not be comparable to other REITs that do not calculate FFO or MFFO using these definitions without further adjustments.

FFO and MFFO should be considered in conjunction with reported net income and cash flows from operations computed in accordance with U.S. GAAP, as presented in the financial statements. Neither FFO nor MFFO is equivalent to net income or cash generated from operating activities determined in accordance with U.S. GAAP and should not be considered as an alternative to net income, as an indicator of our operating performance or as an alternative to cash flow from operating activities as a measure of our liquidity.

Stockholders may not be able to sell their shares under our share repurchase program and, if they are able to sell their shares under the program, they may not be able to recover fully the amount of their investment in our shares.

Our share repurchase program includes numerous restrictions that limit stockholders’ ability to sell their shares. Our stockholders must hold their shares for at least one year in order to participate in the share repurchase program, except for redemptions sought upon a stockholder’s death, “qualifying disability” or “determination of incompetence.” We limit the number of shares repurchased pursuant to the share repurchase program as follows: (i) during any calendar year, we may repurchase no more than 5% of the weighted-average number of shares outstanding during the prior calendar year and (ii) unless our board of directors determines otherwise, the funds available for repurchase in each quarter will be limited to the funds received from the DRP in the prior quarter. Further, we have no obligation to repurchase shares if the repurchase would violate the restrictions on distributions under Maryland law, which prohibits distributions that would cause a corporation to fail to meet statutory tests of solvency. These limits may prevent us from accommodating all repurchase requests made in any year. Our board is free to amend, suspend or terminate the share repurchase program upon 10 business days’ notice. The restrictions of our share repurchase program will severely limit our stockholders’ ability to sell their shares should they require liquidity and will limit their ability to recover the value they invest in us.

Because the Dealer Manager is one of our affiliates, investors will not have the benefit of an independent due diligence review of us, the absence of which increases the risks and uncertainty they face as stockholders.

Our Dealer Manager, Cantor Fitzgerald & Co., is one of our affiliates. Because our Dealer Manager is an affiliate, its due diligence review and investigation of us and the prospectus for the Offering cannot be considered to be an independent review. Therefore, our stockholders do not have the benefit of an independent review and investigation of the Offering of the type normally performed by an unaffiliated, independent underwriter in a public securities offering.

Payment of fees to our advisor and its affiliates will reduce cash available for investment and distribution and increases the risk that our stockholders will not be able to recover the amount of their investment in our shares.

Our advisor and its affiliates will perform services for us in connection with the selection, acquisition, origination, management, and administration of our investments. We will pay them substantial fees for these services, which will result in immediate dilution to the value of our stockholders’ investment and will reduce the amount of cash available for investment or distribution to stockholders. Compensation to be paid to our advisor may be increased, subject to approval by our board of directors, including a majority of our independent directors, and the other limitations in our advisory agreement and charter, which would further dilute our stockholders’ investment and reduce the amount of cash available for investment or distribution to stockholders. Depending primarily upon the number of shares of each class we sell in our primary offering and assuming that 40% of the proceeds are from the sale of Class A Shares at a price of $26.32 per Class A Share in our primary offering and $25.00 per Class A Share in our DRP, 50% of the proceeds are from the sale of Class T Shares at a price of $25.51 per Class T Share in our primary offering and $25.00 per Class T Share in our DRP and 10% of the proceeds are from the sale of Class I Shares at a price of $25.00 per Class I Share in our primary offering and $25.00 per Class I Share in our DRP, we estimate that we will use 96.6% (assuming the full payment of sponsor support and all shares available pursuant to our DRP are sold) of the gross proceeds from the primary offering for investments.

These fees increase the risk that the amount available for distribution to common stockholders upon a liquidation of our portfolio would be less than the purchase price of the shares in the Offering. These substantial fees and other payments also increase the risk that stockholders will not be able to resell their shares at a profit, even if our shares are listed on a national securities exchange.

Failure to procure adequate capital and funding would negatively impact our results and may, in turn, negatively affect our ability to make distributions to our stockholders.

We will depend upon the availability of adequate funding and capital for our operations. The failure to secure acceptable financing could reduce our taxable income, as our investments would no longer generate the same level of net income due to the lack of funding or increase in funding costs. A reduction in our net income could reduce our liquidity and our ability to make distributions to our stockholders. We cannot assure our stockholders that any, or sufficient, funding or capital will be available to us in the future on terms that are acceptable to us. Therefore, in the event that we cannot obtain sufficient funding on acceptable terms, there may be a negative impact on our ability to make distributions.

Risks Related to Our Corporate Structure

Our charter limits the number of shares a person may own, which may discourage a takeover that could otherwise result in a premium price to our stockholders.

Our charter, with certain exceptions, authorizes our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT. To help us comply with the REIT ownership requirements of the Internal Revenue Code, our charter prohibits a person from directly or constructively owning more than 9.8% in value of our outstanding stock or more than 9.8% in value or number of shares, whichever is more restrictive, of our outstanding common stock, unless exempted (prospectively or retroactively) by our board of directors. This restriction may have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price for holders of our common stock.

Our charter permits our board of directors to issue stock with terms that may subordinate the rights of our common stockholders or discourage a third party from acquiring us in a manner that could result in a premium price to our stockholders.

Our board of directors may classify or reclassify any unissued common stock or preferred stock into other classes or series of stock and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends and other distributions, qualifications and terms or conditions of redemption of any such stock. Thus, our board of directors could authorize the issuance of preferred stock with priority as to distributions and amounts payable upon liquidation over the rights of the holders of our common stock. Such preferred stock could also have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price to holders of our common stock.

Maintenance of our Investment Company Act exemption imposes limits on our operations.

Neither we nor our operating partnership nor any of the subsidiaries of our operating partnership intend to register as an investment company under the Investment Company Act. We intend to make investments and conduct our operations so that we are not required to register as an investment company. If we were obligated to register as an investment company, we would have to comply with a variety of substantive requirements under the Investment Company Act that impose, among other things:

•	limitations on capital structure;
•	restrictions on specified investments;
•	prohibitions on transactions with affiliates; and
•	compliance with reporting, recordkeeping, voting, proxy disclosure and other rules and regulations that would significantly increase our operating expenses.

Section 3(a)(1)(A) of the Investment Company Act defines an investment company as any issuer that is or holds itself out as being engaged primarily in the business of investing, reinvesting or trading in securities. Section 3(a)(1)(C) of the Investment Company Act defines an investment company as any issuer that is engaged or proposes to engage in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire investment securities having a value exceeding 40% of the value of the issuer’s total assets (exclusive of U. S. government securities and cash items) on an unconsolidated basis, which we refer to as the 40% test. Excluded from the term “investment securities,” among other things, are securities issued by majority-owned subsidiaries that are not themselves investment companies and are not relying on the exclusion from the definition of investment company set forth in Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act (“non-investment companies”).

Because we are a holding company that conducts its businesses through subsidiaries, the securities issued by our subsidiaries that rely on the exclusion from the definition of “investment company” in Section 3(c)(1) or 3(c)(7) of the Investment Company Act, together with any other investment securities we may own directly, may not have a combined value in excess of 40% of the value of our total assets on an unconsolidated basis. This requirement limits the types of businesses in which we may engage through these joint venture partnerships and subsidiaries. For the purposes of the 40% test, however, we take the position that general partnership interests in joint ventures structured as general partnerships are not considered securities at all and thus are not investment securities. We must monitor our holdings and those of our operating partnership to ensure that the value of their investment securities does not exceed 40% of their respective total assets (exclusive of U. S. government securities and cash items) on an unconsolidated basis. Through our operating partnership’s subsidiaries, we and our operating partnership will be primarily engaged in the non-investment company businesses of these subsidiaries, namely the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.

One or more of our subsidiaries or subsidiaries of the operating partnership may seek to rely on the exclusion from the definition of an investment company under Section 3(c)(5)(C) of the Investment Company Act, which is available for entities “primarily engaged in [the business of] purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” This exclusion generally requires that at least 55% of a subsidiary’s portfolio be comprised of qualifying interests and at least 80% of its portfolio must be comprised of qualifying interests and real estate-type interests (and no more than 20% comprised of miscellaneous assets).

Although we do not intend to be an investment company by virtue of the application of the 40% test discussed above, we, the operating partnership and/or our direct or indirect subsidiaries may seek to rely upon the exclusion from the definition of investment company provided by Section 3(c)(6) of the Investment Company Act, which is available for holding company-type entities “primarily engaged, directly or through majority-owned subsidiaries, in one or more of the business described in [Sections 3(c)(3), 3(c)(4) and 3(c)(5), including Section 3(c)(5)(C), of the Investment Company Act]…” In the context of a parent holding company conducting its business through its subsidiaries relying upon the Section 3(c)(5)(C) exclusion, we interpret “primarily engaged” element of the 3(c)(6) exclusion to require that at least 55% of the parent company’s assets to be employed in, and that at least 55% of the parent company’s income to be derived from, the parent company’s majority- and wholly-owned subsidiaries that qualify for the 3(c)(5)(C) exclusion.

Qualification for an exclusion from registration under the Investment Company Act will limit our ability to acquire or sell certain assets and also could restrict the time at which we may acquire or sell assets. For purposes of the exclusions provided by Sections 3(c)(5)(C), we will classify our investments based in large measure on no-action letters issued by the SEC staff and other SEC interpretive guidance and, in the absence of SEC guidance, on our view of what constitutes a qualifying interest and a real estate-type interest. For purposes of the Section 3(c)(6) exclusion, we will make determinations of whether or not a parent holding company is primarily engaged in the Section 3(c)(3), 3(c)(4) and 3(c)(5), including Section 3(c)(5)(C), businesses of its majority- and wholly-owned subsidiaries based in large measure on no-action letters issued by the SEC staff and other SEC interpretive guidance and, in the absence of SEC guidance, on our view thereof. These no-action positions were and are issued in accordance with factual situations that may be substantially different from the factual situations we may face and a number of these no-action positions related to Section 3(c)(5)(C) were issued more than twenty years ago. In August 2011, the SEC issued a concept release in which it asked for comments on various aspects of Section 3(c)(5)(C) and accordingly, the SEC or its staff may issue further guidance in the future. Future revisions to the Investment Company Act or further guidance from the SEC or its staff may force us to re-evaluate our portfolio and our investment strategy.

The loss of our Investment Company Act exemption could require us to register as an investment company or substantially change the way we conduct our business, either of which may have an adverse effect on us and the market price of our common stock.

On August 31, 2011, the SEC published a concept release (Release No. 29778, File No. S7-34-11, Companies Engaged in the Business of Acquiring Mortgages and Mortgage Related Instruments), pursuant to which it is reviewing whether certain companies that invest in mortgage-backed securities and rely on the exclusion from registration under Section 3(c)(5)(C) of the Investment Company Act, related to such investment activity (which may include one or more of our direct subsidiaries), should continue to be allowed to rely on such an exclusion from registration. If the SEC or its staff takes action with respect to this exclusion, these changes could mean that certain of our subsidiaries could no longer rely on the Section 3(c)(5)(C) exclusion and would have to rely on Section 3(c)(1) or 3(c)(7), which would mean that our investment in those subsidiaries would be investment securities. This could result in our failure to maintain our exclusion from registration as an investment company.

If we fail to maintain an exclusion from registration as an investment company, either because of SEC interpretational changes or otherwise, we could, among other things, be required either: (i) to substantially change the manner in which we conduct our operations to avoid being required to register as an investment company; or (ii) to register as an investment company, either of which could have an adverse effect on us and the market price of our common stock. If we are required to register as an investment company under the Investment Company Act, we would become subject to substantial regulation with respect to our capital structure (including our ability to use leverage), management, operations, transactions with affiliated persons (as defined in the Investment Company Act), portfolio composition, including restrictions with respect to diversification and industry concentration and other matters.

Our stockholders will have limited control over changes in our policies and operations, which increases the uncertainty and risks they face as a stockholder.

Our board of directors determines our major policies, including our policies regarding financing, growth, debt capitalization, REIT qualification and distributions. Our board of directors may amend or revise these and other policies without a vote of the stockholders. Under Maryland General Corporation Law and our charter, our stockholders have a right to vote only on the following limited matters:

•	the election or removal of directors;

•

the amendment of our charter, except that our board of directors may amend our charter without stockholder approval to (a) increase or decrease the aggregate number of our shares of stock or the number of shares of stock of any class or series that we have the authority to issue, (b) effect certain reverse stock splits, and (c) change our name or the name or other designation or the par value of any class or series of our stock and the aggregate par value of our stock;

•	our liquidation or dissolution;
•	our conversion;
•	statutory share exchanges;
•	certain reorganizations of our company, as provided in our charter; and
•	certain mergers, consolidations or sales or other dispositions of all or substantially all our assets, as provided in our charter.

Our board’s broad discretion in setting policies and our stockholders’ inability to exert control over those policies increases the uncertainty and risks our stockholders face.

If we do not successfully implement a liquidity transaction, our stockholders may have to hold their investment for an indefinite period.

Our charter does not require our board of directors to pursue a transaction providing liquidity to our stockholders. If our board of directors determines to pursue a liquidity transaction, we would be under no obligation to conclude the process within a set time. If we adopt a plan of liquidation and/or sale, the timing of the sale of assets will depend on real estate and financial markets, economic conditions in areas in which our investments are located and federal income tax effects on our stockholders that may prevail in the future. We cannot guarantee that we will be able to liquidate all of our assets on favorable terms, if at all. In addition, we are not restricted from effecting a liquidity transaction with a company affiliated with Cantor, which may result in certain conflicts of interest. After we adopt a plan of liquidation and/or sale, we would likely remain in existence until all our investments are liquidated. If we do not pursue a liquidity transaction or delay such a transaction due to market conditions, our common stock may continue to be illiquid and our stockholders may, for an indefinite period of time, be unable to convert their shares to cash easily, if at all, and could suffer losses on their investment in our shares.

Our charter includes a provision that may discourage a stockholder from launching a tender offer for our shares.

Our charter provides that any tender offer made by a person, including any “mini-tender” offer, must comply with most provisions of Regulation 14D of the Securities Exchange Act of 1934, as amended. The offeror must provide our company notice of such tender offer at least 10 business days before initiating the tender offer. If the offeror does not comply with these requirements, no person may transfer any shares held by such person to the offeror without first offering the shares to us at the tender offer price offered in such tender offer. In addition, the noncomplying offeror person shall be responsible for all of our company’s expenses in connection with that offeror’s noncompliance. This provision of our charter may discourage a person from initiating a tender offer for our shares and prevent our stockholders from receiving a premium price for their shares in such a transaction.

Federal Income Tax Risks

If we fail to qualify as a REIT, our operations and our ability to pay distributions to our stockholders would be adversely impacted.

We intend to qualify as a REIT for U.S. federal income tax purposes commencing with the taxable year ending on December 31, 2017. We have received the opinion of our U.S. federal income tax counsel, Greenberg Traurig, LLP, in connection with the Offering and with respect to our qualification as a REIT, although we do not intend to request a ruling from the Internal Revenue Service as to our REIT status. The opinion of Greenberg Traurig, LLP represents only the view of our counsel based on our counsel’s review and analysis of existing law and on certain representations as to factual matters and covenants made by us, including representations relating to the values of our assets and the sources of our income and is not binding on the Internal Revenue Service or any court. Greenberg Traurig, LLP has no obligation to advise us or the holders of our common stock of any subsequent change in the matters stated, represented or assumed in its opinion or of any subsequent change in applicable law. Furthermore, both the validity of the opinion of Greenberg Traurig, LLP and our qualification as a REIT will depend on our satisfaction of numerous requirements (some on an annual and quarterly basis) established under highly technical and complex provisions of the Code, for which there are only limited judicial or administrative interpretations, and involves the determination of various factual matters and circumstances not entirely within our control. The complexity of these provisions and of the applicable income tax regulations that have been promulgated under the Code is greater in the case of a REIT that holds its assets through a partnership, as we do. Moreover, no assurance can be given that legislation, new regulations, administrative interpretations or court decisions will not change the tax laws with respect to qualification as a REIT or the U.S. federal income tax consequences of that qualification.

If we were to fail to qualify as a REIT in any taxable year:

•	we would not be allowed to deduct our distributions to our stockholders when computing our taxable income;

•	we would be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates;
•	we would be disqualified from being taxed as a REIT for the four taxable years following the year during which qualification was lost, unless entitled to relief under certain statutory provisions;
•	our cash available for distribution would be reduced and we would have less cash to distribute to our stockholders; and
•	we might be required to borrow additional funds or sell some of our assets in order to pay corporate tax obligations we may incur as a result of our disqualification.

Our stockholders may have current tax liability on distributions they elect to reinvest in our common stock.

If our stockholders participate in our DRP, they will be deemed to have received, and for income tax purposes will be taxed on, the amount reinvested in shares of our common stock to the extent the amount reinvested was not a tax-free return of capital. In addition, they will be treated for tax purposes as having received an additional distribution to the extent the shares are purchased at a discount to fair market value, if any. As a result, unless stockholders are a tax-exempt entity, they may have to use funds from other sources to pay their tax liability on the value of the shares of common stock received.

Even if we qualify as a REIT for federal income tax purposes, we may be subject to other tax liabilities that reduce our cash flow and our ability to make distributions.

Even if we qualify as a REIT for federal income tax purposes, we may be subject to some federal, state and local taxes on our income or property. For example:

•

In order to qualify as a REIT, we must distribute annually at least 90% of our REIT taxable income to our stockholders (which is determined without regard to the dividends paid deduction or net capital gain). To the extent that we satisfy the distribution requirement but distribute less than 100% of our REIT taxable income, we will be subject to federal corporate income tax on the undistributed income.

•

We will be subject to a 4% nondeductible excise tax on the amount, if any, by which distributions we pay in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from prior years.

•

If we elect to treat property that we acquire in connection with a foreclosure of a mortgage loan or certain leasehold terminations as “foreclosure property,” we may avoid the 100% tax on the gain from a resale of that property but the income from the sale or operation of that property may be subject to corporate income tax at the highest applicable rate.

•

If we sell an asset, other than foreclosure property, that we hold primarily for sale to customers in the ordinary course of business, our gain would be subject to the 100% “prohibited transaction” tax unless such sale were made by one of our taxable REIT subsidiaries.

Our investments in debt instruments may cause us to recognize taxable income in excess of cash received related to that income for federal income tax purposes even though no cash payments have been received on the debt instruments.

It is expected that we may acquire debt instruments in the secondary market for less than their face amount. The amount of such discount will generally be treated as “market discount” for federal income tax purposes. We may acquire distressed debt investments that are subsequently modified by agreement with the borrower. If the amendments to the outstanding debt are “significant modifications” under the applicable Treasury regulations, the modified debt may be considered to have been reissued to us in a debt-for-debt exchange with the borrower. This deemed reissuance may prevent the modified debt from qualifying as a good REIT asset if the underlying security has declined in value, and could cause us to recognize taxable income in excess of cash received related to that income.

In general, we will be required to accrue original issue discount on a debt instrument as taxable income in accordance with applicable federal income tax rules even though no cash payments may be received on such debt instrument.

In the event a borrower with respect to a particular debt instrument encounters financial difficulty rendering it unable to pay stated interest as due, we may nonetheless be required to continue to recognize the unpaid interest as taxable income. Similarly, we may be required to accrue interest income with respect to subordinate residential and commercial mortgage-backed securities at the stated rate regardless of when their corresponding cash payments are received.

As a result of these factors, there is a significant risk that we may recognize substantial taxable income in excess of cash available for distribution. In that event, we may need to borrow funds or take other action to satisfy the REIT distribution requirements for the taxable year in which we recognize taxable income in excess of cash received related to that income is recognized.

REIT distribution requirements could adversely affect our ability to execute our business plan.

We generally must distribute annually at least 90% of our REIT taxable income, subject to certain adjustments and excluding any net capital gain, in order for federal corporate income tax not to apply to earnings that we distribute. To the extent that we satisfy this distribution requirement, but distribute less than 100% of our REIT taxable income, we will be subject to federal corporate income tax on our undistributed REIT taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our stockholders in a calendar year is less than a minimum amount specified under federal tax laws. We intend to make distributions to our stockholders to comply with the REIT requirements of the Internal Revenue Code.

From time to time, we may generate taxable income greater than our taxable income for financial reporting purposes, or our taxable income may be greater than our cash flow available for distribution to stockholders (for example, where a borrower defers the payment of interest in cash pursuant to a contractual right or otherwise).

If we do not have other funds available in these situations we could be required to borrow funds, sell investments at disadvantageous prices or find another alternative source of funds to make distributions sufficient to enable us to pay out enough of our taxable income to satisfy the REIT distribution requirements and to avoid corporate income tax and the 4% excise tax in a particular year. These alternatives could increase our costs or reduce our equity. Thus, compliance with the REIT requirements may hinder our ability to operate solely on the basis of maximizing profits.

To maintain our REIT status, we may be forced to forego otherwise attractive business or investment opportunities, which may delay or hinder our ability to meet our investment objectives and reduce our stockholders’ overall return.

To qualify as a REIT, we must satisfy certain tests on an ongoing basis concerning, among other things, the sources of our income, nature of our assets and the amounts we distribute to our stockholders. We may be required to make distributions to stockholders at times when it would be more advantageous to reinvest cash in our business or when we do not have funds readily available for distribution. Compliance with the REIT requirements may hinder our ability to operate solely on the basis of maximizing profits and the value of our stockholders’ investment.

Potential characterization of distributions or gain on sale may be treated as unrelated business taxable income to tax-exempt investors.

If (i) all or a portion of our assets are subject to the rules relating to taxable mortgage pools, (ii) we are a “pension-held REIT,” (iii) a tax-exempt stockholder has incurred debt to purchase or hold our common stock, or (iv) the residual Real Estate Mortgage Investment Conduit interests, or REMICs, we buy (if any) generate “excess inclusion income,” then a portion of the distributions to and, in the case of a stockholder described in clause (iii), gains realized on the sale of common stock by such tax-exempt stockholder may be subject to federal income tax as unrelated business taxable income under the Internal Revenue Code.

The “taxable mortgage pool” rules may increase the taxes that we or our stockholders incur and may limit the manner in which we conduct securitizations or financing arrangements.

We may be deemed to be ourselves or make investments in entities that own or are themselves deemed to be taxable mortgage pools. As a REIT, provided that we own 100% of the equity interests in a taxable mortgage pool, we generally would not be adversely affected by the characterization of the securitization as a taxable mortgage pool. Certain categories of stockholders, however, such as foreign stockholders eligible for treaty or other benefits, stockholders with net operating losses, and certain tax-exempt stockholders that are subject to unrelated business income tax, could be subject to increased taxes on a portion of their dividend income from us that is attributable to the taxable mortgage pool. In addition, to the extent that our stock is owned by tax-exempt “disqualified organizations,” such as certain government-related entities that are not subject to tax on unrelated business income, we will incur a corporate-level tax on a portion of our income from the taxable mortgage pool. In that case, we are authorized to reduce and intend to reduce the amount of our distributions to any disqualified organization whose stock ownership gave rise to the tax by the amount of such tax paid by us that is attributable to such stockholder’s ownership.

Similarly, certain of our securitizations or other borrowings could be considered to result in the creation of a taxable mortgage pool for federal income tax purposes. We intend to structure our securitization and financing arrangements as to not create a taxable mortgage pool. However, if we have borrowings with two or more maturities and (i) those borrowings are secured by mortgages or residential or commercial mortgage-backed securities and (ii) the payments made on the borrowings are related to the payments received on the underlying assets, then the borrowings and the pool of mortgages or residential or commercial mortgage-backed securities to which such borrowings relate may be classified as a taxable mortgage pool under the Internal Revenue Code. If any part of our investments were to be treated as a taxable mortgage pool, then our REIT status would not be impaired, provided we own 100% of such entity, but a portion of the taxable income we recognize may be characterized as “excess inclusion” income and allocated among our stockholders to the extent of and generally in proportion to the distributions we make to each stockholder. Any excess inclusion income would:

•	not be allowed to be offset by a stockholder’s net operating losses;

•	be subject to a tax as unrelated business income if a stockholder were a tax-exempt stockholder;
•

be subject to the application of federal income tax withholding at the maximum rate (without reduction for any otherwise applicable income tax treaty) with respect to amounts allocable to foreign stockholders; and

•

be taxable (at the highest corporate tax rate) to us, rather than to our stockholders, to the extent the excess inclusion income relates to stock held by disqualified organizations (generally, tax-exempt companies not subject to tax on unrelated business income, including governmental organizations).

The failure of a mezzanine loan to qualify as a real estate asset could adversely affect our ability to qualify as a REIT.

The Internal Revenue Service has issued Revenue Procedure 2003-65, which provides a safe harbor pursuant to which a mezzanine loan that is secured by interests in a pass-through entity will be treated by the Internal Revenue Service as a real estate asset for purposes of the REIT tests, and interest derived from such loan will be treated as qualifying mortgage interest for purposes of the REIT 75% income test. Although the Revenue Procedure provides a safe harbor on which taxpayers may rely, it does not prescribe rules of substantive tax law. We intend to make investments in loans secured by interests in pass-through entities in a manner that complies with the various requirements applicable to our qualification as a REIT. To the extent, however, that any such loans do not satisfy all of the requirements for reliance on the safe harbor set forth in the Revenue Procedure, there can be no assurance that the Internal Revenue Service will not challenge the tax treatment of such loans, which could jeopardize our ability to qualify as a REIT.

The tax on prohibited transactions will limit our ability to engage in transactions, including certain methods of securitizing mortgage loans, that would be treated as sales for federal income tax purposes.

A REIT’s net income from prohibited transactions is subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of assets, other than foreclosure property, deemed held primarily for sale to customers in the ordinary course of business. We might be subject to this tax if we were to dispose of or securitize loans in a manner that was treated as a sale of the loans for federal income tax purposes. Therefore, in order to avoid the prohibited transactions tax, we may choose not to engage in certain sales of loans at the REIT level, and may limit the structures we utilize for our securitization transactions, even though the sales or structures might otherwise be beneficial to us.

It may be possible to reduce the impact of the prohibited transaction tax by conducting certain activities through taxable REIT subsidiaries. However, to the extent that we engage in such activities through taxable REIT subsidiaries, the income associated with such activities may be subject to full corporate income tax.

Complying with REIT requirements may force us to liquidate otherwise attractive investments.

To qualify as a REIT, we must ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets, including certain mortgage loans and residential and commercial mortgage-backed securities. The remainder of our investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, and no more than 20% of the value of our total assets can be represented by securities of one or more taxable REIT subsidiaries. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate from our portfolio otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.

Liquidation of assets may jeopardize our REIT qualification.

To qualify as a REIT, we must comply with requirements regarding our assets and our sources of income. If we are compelled to liquidate our investments to repay obligations to our lenders, we may be unable to comply with these requirements, ultimately jeopardizing our qualification as a REIT, or we may be subject to a 100% tax on any resultant gain if we sell assets that are treated as dealer property or inventory.

Characterization of any repurchase agreements we enter into to finance our investments as sales for tax purposes rather than as secured lending transactions would adversely affect our ability to qualify as a REIT.

We may enter into repurchase agreements with a variety of counterparties to achieve our desired amount of leverage for the assets in which we invest. When we enter into a repurchase agreement, we generally sell assets to our counterparty to the agreement and receive cash from the counterparty. The counterparty is obligated to resell the assets back to us at the end of the term of the transaction. We believe that for federal income tax purposes we will be treated as the owner of the assets that are the subject of repurchase agreements and that the repurchase agreements will be treated as secured lending transactions notwithstanding that such agreement may transfer record ownership of the assets to the counterparty during the term of the agreement. It is possible, however, that the Internal Revenue Service could successfully assert that we did not own these assets during the term of the repurchase agreements, in which case we could fail to qualify as a REIT if tax ownership of these assets was necessary for us to meet certain income and/or asset tests.

Complying with REIT requirements may limit our ability to hedge effectively.

The REIT provisions of the Internal Revenue Code may limit our ability to hedge our assets and operations. Under these provisions, any income that we generate from transactions intended to hedge our interest rate, inflation and/or currency risks will be excluded from gross income for purposes of the REIT 75% and 95% gross income tests if the instrument hedges (i) interest rate risk on liabilities incurred to carry or acquire real estate or (ii) risk of currency fluctuations with respect to any item of income or gain that would be qualifying income under the REIT 75% or 95% gross income tests, and such instrument is properly identified under applicable Treasury Regulations. Income from hedging transactions that do not meet these requirements will generally constitute nonqualifying income for purposes of both the REIT 75% and 95% gross income tests. As a result of these rules, we may have to limit our use of hedging techniques that might otherwise be advantageous, which could result in greater risks associated with interest rate or other changes than we would otherwise incur.

Ownership limitations may restrict change of control or business combination opportunities in which our stockholders might receive a premium for their shares.

In order for us to qualify as a REIT, no more than 50% in value of our outstanding capital stock may be owned, directly or indirectly, by five or fewer individuals during the last half of any calendar year. “Individuals” for this purpose include natural persons, and some entities such as private foundations. To preserve our REIT qualification, our charter generally prohibits any person from directly or indirectly owning more than 9.8% in value of our outstanding stock or more than 9.8% in value or number of shares, whichever is more restrictive, of our outstanding common stock. This ownership limitation could have the effect of discouraging a takeover or other transaction in which holders of our common stock might receive a premium for their shares over the then prevailing market price or which holders might believe to be otherwise in their best interests.

Our ownership of and relationship with our taxable REIT subsidiaries will be limited and a failure to comply with the limits would jeopardize our REIT status and may result in the application of a 100% excise tax.

A REIT may own up to 100% of the stock of one or more taxable REIT subsidiaries. A taxable REIT subsidiary may earn income that would not be qualifying income if earned directly by the parent REIT. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a taxable REIT subsidiary. A corporation of which a taxable REIT subsidiary directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a taxable REIT subsidiary. Overall, no more than 20% of the value of a REIT’s assets may consist of stock or securities of one or more taxable REIT subsidiaries. A domestic taxable REIT subsidiary will pay federal, state and local income tax at regular corporate rates on any income that it earns. In addition, the taxable REIT subsidiary rules limit the deductibility of interest paid or accrued by a taxable REIT subsidiary to its parent REIT to assure that the taxable REIT subsidiary is subject to an appropriate level of corporate taxation. The rules also impose a 100% excise tax on certain transactions between a taxable REIT subsidiary and its parent REIT that are not conducted on an arm’s-length basis. We cannot assure our stockholders that we will be able to comply with the 20% value limitation on ownership of taxable REIT subsidiary stock and securities on an ongoing basis so as to maintain REIT status or to avoid application of the 100% excise tax imposed on certain non-arm’s length transactions.

Our ability to deduct business interest paid or accrued may be limited.

Under the recently enacted tax legislation passed by Congress in December, 2017, and referred to as the Tax Cuts and Jobs Act (“TJIA”), in general, the deductibility of the “net interest” paid or accrued, as applicable, of a business, other than certain small businesses, is limited to 30% of the business’s adjusted taxable income, defined generally to mean business taxable income computed without regard to business interest income or deductions or net operating loss deductions. For tax years beginning after December 31, 2017 and before January 1, 2022, the TCJA calculates adjusted taxable income using a tax EBITDA-based calculation. For tax years beginning January 1, 2022 and thereafter, the calculation of adjusted taxable income will not add back depreciation or amortization.  Interest that is disallowed as a result of this limitation can be carried forward indefinitely.

If we determine that we would be negatively impacted by this rule and provided that we qualify as a “real property trade or business,” an election could be made to permit us to deduct 100% of the interest expense. If such an election is made, the electing “real property trade or business” is thereafter required to use the less favorable alternative depreciation system to depreciate real property used in its trade or business.  Under the TCJA, the alternative depreciation system lives are as follows: 30 years for residential real property (previously 40 years), 40 years for non-residential property (no change), and 20 years for qualified improvement property (previously 40 years).  For this purpose, a “real estate trade or business” is any real property development, redevelopment, construction, reconstruction, acquisition, conversion, rental, operation, management, leasing, or brokerage trade or business. We believe that we would qualify as a “real property trade or business”, however, we will not seek a tax opinion of guidance from the IRS with respect to this determination.  There is no statutory provision or other authority grandfathering existing debt from this limitation.

We may be subject to adverse legislative or regulatory tax changes.

At any time, the federal income tax laws or regulations governing REITs or the administrative interpretations of those laws or regulations may be amended. We cannot predict when or if any new federal income tax law, regulation or administrative interpretation, or any amendment to any existing federal income tax law, regulation or administrative interpretation, will be adopted, promulgated or become effective and any such law, regulation or interpretation may take effect retroactively. We and our stockholders could be adversely affected by any such change in, or any new, federal income tax law, regulation or administrative interpretation.

Dividends payable by REITs do not qualify for the reduced tax rates but may be eligible for a 20% deduction if received by an individual.

Legislation enacted in 2003 and modified in 2005, 2010 and 2013 generally reduces the maximum tax rate for dividends payable to certain shareholders who are domestic individuals, trusts and estates to 20%. Dividends payable by REITs, however, are generally not eligible for the reduced rates. Although this legislation does not adversely affect the taxation of REITs or dividends paid by REITs, the more favorable rates applicable to regular corporate dividends could cause certain investors to perceive investments in REITs to be relatively less attractive than investments in stock of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our common stock. Notwithstanding the foregoing, however, effective January 1, 2018 ordinary income dividends of a REIT (excluding distributions traceable to the dividends paid by a TRS of such REIT), are generally eligible for a 20% deduction from the taxable income of an individual including such dividends in their net taxable income.

Retirement Plan Risks

If the fiduciary of an employee benefit plan subject to ERISA (such as a profit sharing, Section 401(k) or pension plan) or an owner of a retirement arrangement subject to Section 4975 of the Internal Revenue Code (such as an IRA) fails to meet the fiduciary and other standards under ERISA or the Internal Revenue Code as a result of an investment in our stock, the fiduciary could be subject to penalties and other sanctions.

There are special considerations that apply to employee benefit plans subject to ERISA (such as profit sharing, Section 401(k) or pension plans) and other retirement plans or accounts subject to Section 4975 of the Internal Revenue Code (such as an IRA) that are investing in our shares. Fiduciaries and IRA owners investing the assets of such a plan or account in our common stock should satisfy themselves that:

•	the investment is consistent with their fiduciary and other obligations under ERISA and the Internal Revenue Code;
•	the investment is made in accordance with the documents and instruments governing the plan or IRA, including the plan’s or account’s investment policy;
•	the investment satisfies the prudence and diversification requirements of Sections 404(a)(1)(B) and 404(a)(1)(C) of ERISA and other applicable provisions of ERISA and the Internal Revenue Code;
•	the investment in our shares, for which no public market currently exists, is consistent with the liquidity needs of the plan or IRA;
•	the investment will not produce an unacceptable amount of “unrelated business taxable income” for the plan or IRA;
•	our stockholders will be able to comply with the requirements under ERISA and the Internal Revenue Code to value the assets of the plan or IRA annually; and
•	the investment will not constitute a prohibited transaction under Section 406 of ERISA or Section 4975 of the Internal Revenue Code.

With respect to the annual valuation requirements described above, we will provide an NAV per share for each class of our stock on a quarterly basis. We can make no claim whether such NAV per share will or will not satisfy the applicable annual valuation requirements under ERISA and the Internal Revenue Code. The Department of Labor or the Internal Revenue Service may determine that a plan fiduciary or an IRA custodian is required to take further steps to determine the value of our common stock. In the absence of an appropriate determination of value, a plan fiduciary or an IRA custodian may be subject to damages, penalties or other sanctions.

Failure to satisfy the fiduciary standards of conduct and other applicable requirements of ERISA and the Internal Revenue Code may result in the imposition of civil and criminal penalties and could subject the fiduciary to claims for damages or for equitable remedies, including liability for investment losses. In addition, if an investment in our shares constitutes a prohibited transaction under ERISA or the Internal Revenue Code, the fiduciary or IRA owner who authorized or directed the investment may be subject to the imposition of excise taxes with respect to the amount invested. In addition, the investment transaction must be undone. In the case of a prohibited transaction involving an IRA owner, the IRA may be disqualified as a tax-exempt account and all of the assets of the IRA may be deemed distributed and subjected to tax. ERISA plan fiduciaries and IRA owners should consult with counsel before making an investment in our common stock.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Investments in Real Property

As of December 31, 2016, the Company did not own any real property.

As of December 31, 2017, the Company owned the GR Property and an interest in the DST, which owns the DST Properties through an investment in real estate-related assets.

On February 1, 2018, the Company, through its Operating Partnership, acquired, together with a subsidiary of CFI, an office building located in Fort Mill, South Carolina (the “FM Property”). The FM Property is 100% leased to Daimler Trucks North America, LLC, a subsidiary of Daimler AG. For further information regarding the acquisition, refer to “Note 14—Subsequent Events” in the accompanying consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data”.

Principal Executive Offices

Our principal executive and administrative offices are located in leased space at 110 East 59th Street, New York, New York 10022. We consider these facilities to be suitable and adequate for the management and operations of our business.

Item 3. Legal Proceedings.

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of December 31, 2017, we were not involved in any material legal proceedings.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

As of March 28, 2018, we had approximately 1,306,536 shares of common stock outstanding, held by a total of 645 stockholders of record. There is no established trading market for our common stock. Therefore, there is a risk that a stockholder may not be able to sell our stock at a time or price acceptable to the stockholder, or at all. Unless and until our shares are listed on a national securities exchange, we do not expect that a public market for the shares will develop.

On October 17, 2016, the Company filed a registration statement with the SEC on Form S-11 in connection with the IPO of up to $1.25 billion in shares of common stock, consisting of up to $1.0 billion in shares in the IPO and up to $250 million in shares pursuant to the DRP. The registration statement was declared effective with the SEC on March 23, 2017. On May 18, 2017, the Company satisfied the Minimum Offering Requirement for the Offering as a result of CFI’s purchase of $2.0 million in Class I shares.

The Company determines its NAV as of the end of each quarter. As of December 31, 2017, the per share purchase price for shares of common stock in the IPO was $26.20 per Class A share, $25.39 per Class T share, and $24.89 per Class I share. The price for each class of shares of common stock in the Company’s DRP was $24.89. The Company’s board of directors adjusts the offering prices of each class of shares such that the purchase price per share for each class equals the NAV per share as of the most recent valuation date, as determined on a quarterly basis, plus applicable upfront selling commissions and dealer manager fees, less applicable support from CFI of a portion of selling commissions and dealer manager fees.

The Company’s shares of common stock consist of Class A shares, Class T shares and Class I shares, all of which are collectively referred to herein as shares of common stock. As of December 31, 2017, the Company’s total number of authorized common shares was 400,000,000 consisting of 160,000,000 of Class A authorized common shares, 200,000,000 of Class T authorized common shares and 40,000,000 of Class I authorized common shares. The Company has the right to reallocate the shares of common stock offered between the Company’s IPO and the Company’s DRP. The Class A shares, Class T shares and Class I shares have identical rights and privileges, including identical voting rights, but have different upfront selling commissions and dealer manager fees and the Class T shares have an ongoing distribution fee. The per share amount of distributions on Class T shares is lower than the per share amount of distributions on Class A shares and Class I shares because of the on-going distribution fee that is payable with respect to Class T shares sold in the IPO.

Share Repurchase Program

After stockholders have held their shares for at least one year, stockholders are eligible to have their shares repurchased by the Company pursuant to the share repurchase program. The Company will repurchase shares at a price equal to, or at a discount from, NAV per share of the share class being repurchased subject to certain holding period requirements which effect the repurchase price as a percentage of NAV.

The share repurchase program includes numerous restrictions that limit stockholders’ ability to have their shares repurchased. Unless the Company’s board of directors determines otherwise, the funds available for repurchases in each quarter will be limited to the funds received from the DRP in the prior quarter. The board of directors has complete discretion to determine whether all of such funds from the prior quarter’s DRP will be applied to repurchases in the following quarter, whether such funds are needed for other purposes or whether additional funds from other sources may be used for repurchases. Further, during any calendar year, the Company may repurchase no more than 5% of the weighted-average number of shares outstanding during the prior calendar year. The Company may amend, suspend or terminate the program for any reason upon 10 business days’ notice. The Company may provide notice by including such information (a) in a Current Report on Form 8-K or in the Company’s annual or quarterly reports, all publicly filed with the SEC, or (b) in a separate mailing to the participants.

The Company has not received any requests to repurchase any shares of common stock as of December 31, 2017.

Stockholders

As of March 28, 2018, the Company had sold an aggregate of 1,298,356 shares of its common stock (consisting of 741,366 Class A shares, 362,317 Class T shares, and 194,673 Class I shares) in the Offering held by 645 stockholders of record.

Distributions

The Company’s board of directors has authorized, and the Company has declared, distributions for the period from July 11, 2017 to May 2018, in an amount equal to $0.004253787 per day per share of Class A common stock, Class I common stock and Class T common stock, less, for holders of the shares of Class T common stock, the distribution fees that are payable with respect to shares of Class T common stock. The distributions are payable by the 5th business day following each month end to stockholders of record at the close of business each day during the prior month.

The amount of distribution payable to the Company stockholders is determined by the board of directors and is dependent on a number of factors, including funds available for distribution, the Company’s financial condition, capital expenditure requirements, requirements of Maryland law and annual distribution requirements needed to qualify and maintain its status as a REIT. The Company board of directors may reduce the amount of distributions paid or suspend distribution payments at any time.

To ensure that the Company has sufficient funds to cover cash distributions authorized and declared during the Offering, the Company and CFI entered into a distribution support agreement. The terms of the agreement provide that in the event that cash distributions exceed modified funds from operations (“MFFO”), defined as a supplemental measure to reflect the operating performance of a non-traded REIT, for any calendar quarter through March 23, 2019, CFI shall purchase Class I shares from the Company in an amount equal to the distribution shortfall, up to $5 million in total (less the amount from any shares purchased by CFI in order to satisfy the Minimum Offering Requirement). As of December 31, 2017, the Company has received distribution support payments from CFI in the amount of $38,326.

As of December 31, 2017, the Company has declared distributions of $318,139, of which $101,174 remains payable and has been recorded as distribution payable on the accompanying consolidated balance sheet. All of the unpaid distributions as of December 31, 2017 were paid on January 10, 2018.

The following table provides information regarding distributions declared by the Company during the year ended December 31, 2017.

Year Ended December 31, 2017
Distributions
Paid in cash	$161,385
Payable	101,174
Reinvested in shares	55,580
Total distributions	$318,139

Distribution Reinvestment Plan

We are offering up to $250 million in shares pursuant to our DRP at the then current NAV per share amount.  We reserve the right to reallocate the shares we are offering among our classes of common stock and between the primary offering and our DRP. We will not pay any selling commissions, dealer manager fees or distribution fees on shares sold pursuant to our DRP. The amount available for distributions on all Class T Shares will be reduced by the amount of distribution fees payable with respect to the Class T Shares issued in the primary offering. All Class T Shares will receive the same per share distributions. We may amend or terminate the DRP for any reason at any time upon 30 days’ notice to the participants. We may provide notice by including such information (a) in a Current Report on Form 8-K or in our annual or quarterly reports, all publicly filed with the SEC or (b) in a separate mailing to the participants. As of December 31, 2017, distributions reinvested pursuant to the Company’s DRP are $55,580.

Sales of Unregistered Securities

During the year ended December 31, 2017, the Company did not complete any sales of unregistered securities.

Use of Public Offering Proceeds

On March 23, 2017, the Company’s Registrations Statement on Form S-11 (File No. 333-214310), was declared effective by the SEC. On May 18, 2017, the Company satisfied the Minimum Offering Requirement as a result of CFI purchasing $2.0 million in Class I shares at $25.00 per share. As of December 31, 2017, the Company’s NAV was $24.95 per Class A share, $24.93 per Class T share and $24.95 per Class I share, plus applicable selling commissions and dealer manager fees. Effective February 21, 2018, the new offering price was $26.26 per Class A share, $25.44 per Class T share and $24.95 per Class I share.

As of December 31, 2017, the Company issued the following shares of common stock and raised the following gross proceeds in connection with the Offering:

	Shares sold	Gross offering proceeds
Offering	862,724	$22,101,387

For the period from the commencement of the Offering through December 31, 2017, the Company issued 862,724 shares of common stock generating total gross proceeds of $22,101,387.

During this time, the Company also incurred $710,472 in selling commissions net of Sponsor Support, and incurred $220,437 of distribution fees, in connection with the issuance and distribution of our registered securities.

The net proceeds received from the Offering, after deducting the total expenses incurred as described above, were $21,170,478. Consequently, as of December 31, 2017 the ending cash and cash equivalents balance increased by $7,456,024, and the Company recorded an increase in receivables of $263,430, compared to December 31, 2016.

From the commencement of the Offering through December 31, 2017, the Company used proceeds of $9,980,000 to purchase an interest in real estate-related assets, $3,436,508 to make an acquisition of real estate, and $82,739 to pay acquisition costs incurred in connection with the purchases.

Item 6. Selected Financial Data.

The following selected consolidated historical financial data of the Company should be read in conjunction with Part II, Item 1A. — “Risk Factors”, “Forward Looking Statements”, Part II, Item 7. — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the related notes thereto that appear on pages F-1 to F-22 of this report.

	December 31, 2017	December 31, 2016 (1)
Operating Data:
Total revenues	$222,675	$—
Total operating expenses	(2,159,511)	—
Total other income (expense)	(15,561)	—
Net loss	$(1,952,397)	$—

Per Share Data:
Net loss per share of common stock	$(8.47)	$—
Distributions declared per share of common stock	$0.004253787	$—

Balance Sheet Data:
Total assets	$25,749,697	$201,001
Total liabilities	$6,874,403	$—
Total equity	$18,875,294	$201,001
(1)	Represents the period from February 2, 2016 (date of initial capitalization)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K. In addition to historical data, this discussion contains forward-looking statements about the Company’s business, operations and financial performance based on current expectations that involve risks, uncertainties and assumptions. The Company’s actual results may differ materially from those in this discussion as a result of various factors, including, but not limited to, those discussed under Part, I. Item 1A— “Risk Factors” in this Annual Report on Form 10-K.

Overview

The Company is a Maryland corporation that intends to qualify as a real estate investment trust (“REIT”) beginning with the taxable year ending December 31, 2017. The Company is externally managed by Rodin Global Property Advisors, LLC (the “Advisor”), a Delaware limited liability company and wholly-owned subsidiary of the Company’s sponsor, Cantor Fitzgerald Investors, LLC (“CFI”). The Company is a commercial real estate company formed to invest in and manage a diversified portfolio of income-producing commercial properties and other real estate-related assets. The Company intends to invest primarily in the acquisition of single-tenant net leased commercial properties located in the United States (“U.S.”), United Kingdom and other European countries.

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

On February 2, 2016, the Company was capitalized with a $201,001 investment by CFI. The Company has registered with the Securities and Exchange Commission (“SEC”) an offering of up to $1.25 billion in shares of common stock, consisting of up to $1.0 billion in shares in the Company’s Initial Public Offering (“IPO”) and up to $250 million in shares pursuant to its distribution reinvestment plan (the “DRP”) (the IPO and the DRP collectively, the “Offering”). The Company’s Registration Statement was declared effective by the SEC on March 23, 2017. On May 18, 2017, the Company satisfied the minimum offering requirement as a result of the purchase of $2.0 million in Class I shares by CFI (the “Minimum Offering Requirement”). As of March 28, 2018, the Company had sold 736,568 Class A shares, 360,198 Class T shares, and 194,322 Class I shares of common stock in the IPO, as well as 4,798 Class A shares, 2,119 Class T shares, and 351 Class I shares in the DRP for aggregate net proceeds of $31,904,245.

The Company determines its Net Asset Value (“NAV”) as of the end of each quarter. The board of directors adjusts the offering prices of each class of shares such that the purchase price per share for each class equals the NAV per share as of the most recent valuation date, as determined on a quarterly basis, plus applicable upfront selling commissions and dealer manager fees, less the portion of selling commissions and all of the dealer manager fees paid by CFI (“Sponsor Support”), up to a total of 4.0% of gross offering proceeds from the sale of Class A shares and Class T shares, and up to a total of 1.5% of gross offering proceeds from the sale of Class I shares, incurred in connection with the Offering. The Company intends to publish any adjustment to the NAV and the corresponding adjustments to the offering prices of its shares ordinarily within 45 days after the end of the applicable fiscal quarter. As of December 31, 2017, the Company’s NAV was $24.95 per Class A share, $24.93 per Class T share and $24.95 per Class I share. Accordingly, effective February 21, 2018, the new offering price was $26.26 per Class A share, $25.44 per Class T share and $24.95 per Class I share. For further discussion of the Company’s NAV calculation, please see “—Net Asset Value”.

The Company intends to invest primarily in the acquisition of single-tenant net leased commercial properties. The Company may also originate and invest in loans related to net leased commercial properties and invest in commercial real estate-related securities. All properties will be acquired by the Company and managed by the Advisor or its affiliates. The number and type of properties or real estate-related securities that the Company acquires will depend upon real estate market conditions, the amount of proceeds the Company raises in its offerings and other circumstances existing at the time the Company is acquiring such assets. As of December 31, 2017, the Company owned one property located in Grand Rapids, Michigan (the “GR Property”), and acquired an interest in a Delaware Statutory Trust (the “DST”), which owns seven properties through an investment in real estate-related assets (individually a “DST Property” and collectively the “DST Properties”).

The Company has no employees and has retained the Advisor to manage its affairs on a day-to-day basis. The Advisor’s responsibilities include, but are not limited to, providing real estate-related services, including services related to originating investments, negotiating financing, and providing property-level asset management services, property management services, leasing and construction oversight services and disposition services, as needed. The Advisor is a wholly owned subsidiary of CFI and therefore, the Advisor and CFI are related parties. The Advisor and its affiliates receive, as applicable, compensation, fees and expense reimbursements for services related to the investment and management of the Company’s assets. Such affiliated entities receive fees, expense reimbursements, and distributions (related to ownership of the Company’s common stock) as well as other compensation during the offering, acquisition, operational and liquidation stages.

The Company is not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting real estate generally, that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from acquiring properties or real estate-related securities, other than those referred to in this Annual Report.

Operating Highlights

2017 Activity

•	Acquired the GR Property for an aggregate acquisition cost of approximately $8.0 million
•	Acquired 72.07% beneficial interest in the DST, for approximately $10.0 million from an indirect wholly owned subsidiary of CFI
•	Issued approximately 862,724 shares of common stock in the Offering for gross proceeds of approximately $22.1 million
•	Total debt increased by approximately $4.5 million, from $0 to $4.5 million

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

Lease

The GR Property is 100% leased to Walgreen Co. (“Walgreens”), a subsidiary of Walgreens Boots Alliance Inc. (NASDAQ: WBA). Walgreens is rated investment grade by Moody’s and Standards & Poor’s. The lease is a triple net lease whereby, in addition to base rent, the lease requires the tenant to pay substantially all operating expenses, including repairs and maintenance, as well as real estate taxes.

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

Investment in Real Estate-Related Assets

During the year ended December 31, 2017, the Company, through its operating partnership, acquired 9,980 beneficial interests (the “Interests”) in the DST, for a purchase price of $9,980,000.  Prior to the acquisition of the Interests, the DST was an indirect wholly-owned subsidiary of CFI. Each Interest represents a 0.0072214% ownership of the DST and the Interests purchased by the Company represented approximately 72.07% of the DST as of December 31, 2017.

On November 15, 2016, the DST acquired the fee simple interest in seven retail properties, the DST Properties, for a total purchase price of $36,317,830, including related acquisition expenses. The purchase price was comprised of $13,822,646 in equity and $22,495,184 in proceeds from the DST Loan (as defined below). The acquisition of the Interests by the Company has been structured such that the total purchase price for 100% of the Interests equals the equity portion of the purchase price paid by CFI and its affiliates to acquire the DST Properties plus $25,000 (reflecting the DST’s cash reserves).

The Company acquired the Interests in a private placement. Cantor Fitzgerald & Co., a related party, acted as a broker-dealer in connection with the private placement, but did not receive any compensation in connection therewith.

The Company funded the acquisition of the Interests with cash from its ongoing Offering. The Company intends, but is not obligated, to purchase 100% of the Interests.

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

Related Party Transactions

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

Selling Commissions and Dealer Manager Fees

The Dealer Manager is a registered broker-dealer affiliated with CFI. The Company entered into an agreement with the Dealer Manager and is obligated to pay various commissions and fees with respect to the Class A, Class T and Class I shares distributed in the Offering. For providing such services, the Dealer Manager will receive fees. CFI will pay a portion of selling commissions and all of the dealer manager fees, up to a total of 4.0% of gross offering proceeds from the sale of Class A shares and Class T shares, as well as 1.5% of Class I shares, incurred in connection with the Offering. The Company will reimburse such expenses (i) immediately prior to or upon the occurrence of a liquidity event, including (A) the listing of the Company’s common stock on a national securities exchange or (B) a merger, consolidation or a sale of substantially all of the Company’s assets or any similar transaction or any transaction pursuant to which a majority of the Company’s board of directors then in office are replaced or removed, or (ii) upon the termination of the advisory agreement by the Company or by the Advisor. In each such case, the Company only will reimburse CFI after the Company has fully invested the proceeds from the Offering and the Company’s stockholders have received, or are deemed to have received, in the aggregate, cumulative distributions equal to their invested capital plus a 6.0% cumulative, non-compounded annual pre-tax return on such invested capital.  Refer to “Note 9—Related Party Transactions” in the accompanying consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data” for further information regarding all related party fees.

The following table summarizes the fees and expenses incurred by the Company and paid to the Advisor and its affiliates for the year ended December 31, 2017 and for the period February 2, 2016 through December 31, 2016:

		Due to related parties as of	Year ended December 31, 2017		Due to related parties as of
Type of Fee or Reimbursement	Financial Statement Location	December 31, 2016	Incurred	Paid	December 31, 2017
Management Fees
Asset management fees	Management fees	$—	$123,960	$89,868	$34,092
Property management and oversight fees	Management fees	—	3,548	—	3,548
Organization, Offering and Operating Expense Reimbursements
Operating expenses	General and administrative expenses	—	1,569,362	—	1,569,362
Organization expenses	General and administrative expenses	—	4,188	—	4,188
Offering costs	Additional paid-in capital	—	218,826	—	218,826
Commissions and Fees
Selling commissions and dealer manager fees, net	Additional paid-in capital	—	710,472	710,472	—
Distribution fees	Additional paid-in capital	—	227,326	6,889	220,437
Total		$—	$2,857,682	$807,229	$2,050,453

Results of Operations

Revenue

The Company’s revenues consist primarily of rental income from triple net leased commercial properties. The increase in revenue of approximately $222,675 for the year ended December 31, 2017, as compared to the period February 2, 2016 (date of initial capitalization) through December 31, 2016, was primarily due to the acquisition of one rental income-producing property, the GR Property, as of July 11, 2017. Rental income from the GR Property accounted for 100% of our total revenue for the year ended December 31, 2017. The Company did not have any rental income for the period February 2, 2016 (date of initial capitalization) through December 31, 2016, as it had not commenced operations.

General and Administrative Expenses

The general and administrative expenses consist primarily of operating expense reimbursements to the Advisor, accounting fees and other professional fees.

The increase in general and administrative expenses of $1,919,120 during the year ended December 31, 2017, as compared to the period February 2, 2016 (date of initial capitalization) through December 31, 2016, was primarily due to increases in operating expense reimbursements to the Advisor relating primarily to the ongoing business of the Company.

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

The increase in management fees of $127,508 during the year ended December 31, 2017, as compared to the period February 2, 2016 (date of initial capitalization) through December 31, 2016, was due to an increase in the Company’s cost of investments, as defined in the advisory agreement, over the year ended December 31, 2017, compared to the period February 2, 2016 (date of initial capitalization) through December 31, 2016.

Depreciation and Amortization

The increase in depreciation and amortization expenses of $112,883 for the year ended December 31, 2017, as compared to the period February 2, 2016 (date of initial capitalization) through December 31, 2016, was primarily due to the acquisition of the GR Property. The Company did not incur any depreciation and amortization expenses during the period February 2, 2016 (date of initial capitalization) through December 31, 2016.

Interest Expense

The increase in interest expense, net of $93,176 during the year ended December 31, 2017, as compared to the period February 2, 2016 (date of initial capitalization) through December 31, 2016, was primarily due to an increase in the aggregate amount of debt outstanding of approximately $4.5 million during the year ended December 31, 2017, as compared to $0 during the period February 2, 2016 (date of initial capitalization) through December 31, 2016.

Interest expense also includes amortization of deferred financing costs.

Income from Investment in Real Estate-Related Assets

Income from investment in real estate-related assets is earned on the Company’s investment in the DST.

The increase in income from investment in real estate-related assets of $77,615 during the year ended December 31, 2017, as compared to the period February 2, 2016 (date of initial capitalization) through December 31, 2016, was primarily due to an increase in the Company’s ownership in the DST. The Company had no income from real estate-related assets in 2016.

Funds from Operations and Modified Funds from Operations

The Company defines MFFO in accordance with the definition established by the Investment Program Association, or IPA. The Company’s computation of MFFO may not be comparable to other REITs that do not calculate MFFO using the current IPA definition. MFFO is calculated using funds from operations (“FFO”). The Company computes FFO in accordance with the standards established by the National Association of Real Estate Investment Trusts, or NAREIT, as net income or loss (computed in accordance with accounting principles generally accepted in the United States, or U.S. GAAP), excluding gains or losses from sales of depreciable properties, the cumulative effect of changes in accounting principles, real estate-related depreciation and amortization, impairment charges on depreciable property owned directly or indirectly and after adjustments for unconsolidated/uncombined partnerships and joint ventures. FFO, as defined by NAREIT, is a computation made by analysts and investors to measure a real estate company’s cash flow generated by operations. The Company’s computation of FFO may not be comparable to other REITs that do not calculate FFO in accordance with the current NAREIT definition. MFFO excludes from FFO the following items:

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

The following table presents a reconciliation of FFO to net loss:

Year Ended December 31, 2017
Net Loss	$(1,952,397)
Adjustments:
Real estate depreciation and amortization	112,883
Funds from Operations	$(1,839,514)

The following table presents a reconciliation of FFO to MFFO:

Year Ended December 31, 2017
Funds from Operations	$(1,839,514)
Adjustments:
Amortization of above-market lease intangibles	13,885
Acquisition expenses	4,815
Other real estate investment related amortization	8,809
Organization expenses	4,188
Modified Funds from Operations	$(1,807,817)

Net Asset Value

On February 14, 2018 the Company’s board of directors approved an estimated NAV as of December 31, 2017 of $24.95 per share for Class A and I, and $24.93 for Class T. The calculation of the Company’s estimated NAV was performed by Robert A. Stanger & Co., Inc. (“Stanger”), its independent valuation firm, in accordance with the procedures described in the “Net Asset Value Calculation and Valuation Procedures” section of the Company’s prospectus and under the oversight of the Company’s board of directors. Although the independent valuation firm performs the calculation of the Company’s estimated NAV, the Company’s board of directors is solely responsible for the determination of the Company’s estimated NAV.

Summary of Methodology

In accordance with our current valuation procedures, our NAV was based in part upon the acquisition price paid (before acquisition fees and expenses) of our investment in real estate, the estimated net asset value of our real estate-related DST investment and the fair market value of our loan payable, as outlined in more detail below.

Estimated Market Value of Unconsolidated Real Estate-Related DST Investment

While the Company’s investment in the DST occurred in the year ended December 31, 2017, the basis of such investment was the price paid for the DST Properties in November 2016. Given the time between the DST’s investment in the DST Properties around the date of the Company’s initial investment and the current valuation date for our NAV, the Advisor, with the Company’s board of director’s consent, determined that an appraisal of the DST Properties and an estimate of the mortgage debt encumbering the DST Properties at the NAV valuation date was appropriate in determining the value of the Company’s DST investment.

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

DST Properties Mortgage Debt

Stanger performed a valuation of the mortgage debt encumbering the DST Properties in a manner as outlined below in “Fair Value of Long-Term Debt” and subject to the assumptions and limiting conditions contained therein. The discount rate applied to the future debt payments of the mortgage debt encumbering the DST Properties was 4.55%, producing a fair value estimate of the mortgage debt encumbering the DST Properties of $22,673,887, before reflecting the Company’s ownership interest in the DST.

In performing the calculation of the NAV, Stanger then added the other tangible net assets of the DST to the appraised value of the DST Properties less the estimated value of the DST Properties Mortgage Debt and multiplied the resulting total by the Company’s ownership interest in the DST (approximately 72.07%) to produce the value of the Company’s investment in the DST as of the valuation date.

Fair Value of Long Term Debt

Stanger performed a valuation of the property-level debt by reviewing available market data for comparable liabilities and applying a selected discount rate to the stream of future debt payments. The discount rate was selected based on several factors including U.S. Treasury yields as of the valuation date, as well as loan-specific items such as loan-to-value ratio, debt service coverage ratio, collateral property location, age, type, lease term and lessee credit quality, prepayment terms, and maturity and loan origination date. The discount rate applied to the future debt payments of our long-term debt was approximately 4.10%. Stanger’s valuation of the long-term debt is based in part on the acquisition price (before fees and expenses) of the direct real estate investment associated with such long-term debt as well as certain other assumptions and limiting conditions, including: (i) Stanger was provided with loan documents and other factual loan information by the Advisor and has relied upon and assumed that such information is correct in all material respects and no warranty is given by Stanger as to the accuracy of such information; (ii) the collateral property is assumed to be free and clear of liens (other than the mortgage being valued); (iii) information furnished by others, upon which all or portions of Stanger’s value opinion is based, is believed to be reliable but has not been verified, and no warranty is given as to the accuracy of such information; and (iv) the mortgage is assumed to be salable, transferable or assumable between parties and is further assumed not to be in default. Stanger’s opinion of the long-term debt value was predicated on the above assumptions.

Estimated NAV

In performing the calculation of the estimated NAV, Stanger added the acquisition price paid (before acquisition costs and fees) of the direct real estate investment, the estimated net asset value of the investment in the DST and other tangible assets, consisting of cash and equivalents, receivables and prepaid assets and subtracted the estimated fair market value of the long-term debt and other tangible liabilities, consisting of Accounts payable and accrued expenses, but excluding amounts owed to the Advisor for reimbursement of O&O (consistent with our valuation procedures), and consideration of any other amounts due to the Advisor or affiliates for repayment of the Sponsor Support or amounts due to the Special Unit Holder upon a liquidation of the Company to produce an estimated NAV as of December 31, 2017, consistent with the procedures described in the “Net Asset Value Calculation and Valuation Procedures” section of the Company’s prospectus, of $24.95 per share for Class A and I, and $24.93 for Class T shares.

The determination of NAV involves a number of assumptions and judgments, including estimates of the Advisor’s interest in disposition proceeds (if any). These assumptions and judgments may prove to be inaccurate. There can be no assurance that a stockholder would realize $24.95 per share of Class A and I common stock or $24.93 for Class T common stock if the Company were to liquidate or engage in another type of liquidity event today. In particular, the Company’s December 31, 2017 NAV is not based on an appraisal of the fair market value of the Company’s real estate portfolio at that date and does not consider fees or expenses that may be incurred in providing a liquidity event, including reimbursement of amounts to the Advisor for O&O. We believe the methodology of determining the Company’s NAV conforms to the Investment Program Association’s Practice Guideline for Valuations of Publicly Registered Non-Listed REITs (April 2013) and is prepared in accordance with the procedure described in the “Net Asset Value Calculation and Valuation Procedures” section of the Company’s prospectus.  In addition, the Company’s board of directors periodically reviews the Company’s NAV policies and procedures.

The purchase price per share for each class of the Company’s common stock will generally equal the prior quarter’s NAV per share, as determined quarterly, plus applicable selling commissions and dealer manager fees. The NAV for each class of shares is based on the value of the Company’s assets and the deduction of any liabilities, and any distribution fees applicable to such class of shares.

The following table provides a breakdown of the major components of the Company’s NAV:

Components of NAV	December 31, 2017
Investment in real estate	$7,936,508
Investment in real estate-related assets	12,405,236
Cash and cash equivalents	7,657,025
Other assets	267,755
Debt obligations	(4,525,211)
Due to related parties(1)	(1,607,002)
Accounts payable and other liabilities	(402,024)
Distribution fee payable the following month(2)	(4,396)
Sponsor Support repayment / special unit holder interest in liquidation	—
Net Asset Value	$21,727,891
Number of outstanding shares	870,904

Note:

(1) After removal of $223,014 due to Advisor for reimbursement of O&O pursuant to the procedures described in the “Net Asset Value Calculation and Valuation Procedures” section of the Company’s prospectus.

(2) Distribution fee only relates to Class T shares.

NAV Per Share	Class A Shares	Class T Shares	Class I Shares	Total
Total Gross Assets at Fair Value	$15,545,251	$7,323,881	$5,397,392	$28,266,524
Distribution fees due and payable	—	(4,396)	—	(4,396)
Debt obligations	(2,488,652)	(1,172,486)	(864,073)	(4,525,211)
Due to related parties	(883,775)	(416,376)	(306,851)	(1,607,002)
Accounts payable and other liabilities	(221,094)	(104,165)	(76,765)	(402,024)
Quarterly NAV	$11,951,730	$5,626,458	$4,149,703	$21,727,891
Number of outstanding shares	478,956	225,652	166,296	870,904
NAV per share	$24.95	$24.93	$24.95

The following table reconciles stockholders’ equity per the Company’s consolidated balance sheet to the Company’s NAV:

Reconciliation of Stockholders’ Equity to NAV	December 31, 2017
Stockholders’ equity under U.S. GAAP	$18,875,294
Adjustments:
Unrealized appreciation of real estate-related assets	2,472,798
Organization and offering costs	223,014
Acquisition costs	(82,739)
Deferred financing costs, net	(78,074)
Accrued distribution fee(1)	216,041
Accumulated depreciation and amortization	126,768
Fair value adjustment of debt obligations	(25,211)
NAV	$21,727,891

Note:	(1) Accrued distribution fee only relates to Class T shares.

The following details the adjustments to reconcile GAAP stockholders’ equity to the Company’s NAV:

Unrealized appreciation of real estate-related assets

Our investments in real estate-related assets are presented at historical cost, including acquisition costs, in our GAAP consolidated financial statements. As such, any increases in the fair market value of our investments in real estate are not included in our GAAP results. For purposes of determining our NAV, our investments in real estate are presented at fair value.

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

Accrued distribution fee

Accrued distribution fee represents the accrual for the full cost of the distribution fee for Class T shares. Under GAAP the Company accrued the full cost of the distribution fee as an offering cost at the time it sells the Class T shares. For purposes of NAV the Company recognizes the distribution fee as a reduction of NAV on a quarterly basis as such fee is paid.

Accumulated depreciation and amortization

The Company depreciates its investments in real estate and amortizes certain other assets and liabilities in accordance with GAAP. Such depreciation and amortization is not considered for purposes of determining NAV.

Fair value adjustment of debt obligations

Our debt obligations are presented at historical cost in our GAAP consolidated financial statements. As such, any increases in the fair value of our debt obligations are not included in our GAAP results. For purposes of determining our NAV, our debt obligations are presented at fair value.

Sensitivity Analysis

Assuming all other factors remain unchanged, the table below presents the estimated increase or decrease to our December 31, 2017 NAV for a change in the going-in capitalization rate used in the DST Properties Appraisal together with a 5% change in the discount rates used to value our long-term debt and the DST Properties Mortgage Debt:

Sensitivity Analysis	Range of NAV (Class A & I)			Range of NAV (Class T)
	Low	Concluded	High	Low	Concluded	High
Estimated Per Share NAV	$22.98	$24.95	$26.93	$22.96	$24.93	$26.91
Capitalization Rate - DST Properties	5.78%	5.50%	5.23%	5.78%	5.50%	5.23%
Discount Rate - Long-Term Debt	4.31%	4.10%	3.90%	4.31%	4.10%	3.90%
Discount Rate - DST Properties Mortgage Debt	4.78%	4.55%	4.32%	4.78%	4.55%	4.32%

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

If the Company is unable to raise substantial funds in the Offering, it will make fewer investments resulting in less diversification in terms of the type, number and size of investments it makes and the value of an investment in the Company will fluctuate with the performance of the limited assets it acquires. Further, the Company will have certain fixed operating expenses, including certain expenses as a REIT, regardless of whether it is able to raise substantial funds in the Offering. The Company’s inability to raise substantial funds would increase its fixed operating expenses as a percentage of gross income, reducing its net income and limiting its ability to make distributions. As of December 31, 2017, the Company raised gross proceeds of approximately $22.1 million in the Offering.

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

On July 11, 2017, in connection with the purchase of the GR Property, a wholly-owned subsidiary of the Operating Partnership entered into a loan agreement (the “GR Loan”) with UBS AG with an outstanding principal amount of $4,500,000. As of December 31, 2017, the carrying amount of the GR Loan on the consolidated balance sheets is $4,421,926, which is net of $78,074 of deferred financing costs. The GR Loan provides for monthly interest payments and bears interest at an initial fixed rate of 4.1064% per annum through the anticipated repayment date, July 6, 2027, and thereafter at a revised interest rate of 3.0% per annum plus the greater of the initial interest rate or the 10 year swap yield through the maturity date, June 30, 2032. As of December 31, 2017, the Company’s debt ratio is 28.3%.

In addition to making investments in accordance with its investment objectives, the Company uses its capital resources to make certain payments to the Advisor and Dealer Manager. In conjunction with the IPO, payments are made to the Dealer Manager for selling commissions, dealer manager fees, and distribution fee payments. With regards to the total organization and offering costs, including selling commissions, dealer manager fees, distribution fees and reimbursement of other organization and offering costs, will not exceed 15% of the gross proceeds of the Offering, including proceeds from sales of shares under the Company’s DRP. Additionally, the Company expects to make payments to the Advisor in connection with the management of its assets and costs incurred by the Advisor in providing services to the Company.

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

Cash Flows

The following table provides a breakdown of the net change in the Company’s cash and cash equivalents:

Year Ended December 31, 2017
Cash flows from operating activities	$85,948
Cash flows from investing activities	(17,951,685)
Cash flows from financing activities	25,321,761
Increase in cash and cash equivalents	$7,456,024

Operating Activities

During the year ended December 31, 2017, net cash provided by operating activities increased $85,948, compared to $0 of net cash provided by operating activities for the period February 2, 2016 (date of initial capitalization) through December 31, 2016. The change was primarily due to the acquisition of a rental income-producing property, the GR Property, during 2017, a net increase in working capital accounts of $1,907,715, an increase in depreciation and amortization expenses related to real estate assets and liabilities and deferred financing costs totaling $130,630, offset by an increase in net loss of $1,952,397 (see “—Results of Operations”).

Investing Activities

Net cash used in investing activities was $17,951,685 for the year ended December 31, 2017, compared to $0 for the period February 2, 2016 (date of initial capitalization) through December 31, 2016. The increase was primarily due to the acquisition of the GR Property for an aggregate acquisition cost of $8,019,247 and the purchase of an interest in real estate-related assets of $9,980,000 during the year ended December 31, 2017.

Financing Activities

During the year ended December 31, 2017, net cash provided by financing activities was $25,321,761, compared to $0 for the period February 2, 2016 (date of initial capitalization) through December 31, 2016. The change was primarily due to proceeds from common stock issued of $21,065,082 and the issuance of a loan payable of $4,500,000.

Distributions

On June 15, 2017, the Company’s board of directors authorized, and the Company declared, distributions for July 2017, based on an amount equal to $0.004253787 per day per share of Class A common stock, Class I common stock and Class T common stock, less, for holders of the shares of Class T common stock, the distribution fees that are payable with respect to shares of Class T common stock. The distributions began to accrue on July 11, 2017. On August 14, 2017, the Company’s board of directors authorized, and the Company declared, distributions for the period from August 2017 to November 14, 2017, in an amount equal to $0.004253787 per day. On November 8, 2017, the Company’s board of directors authorized, and the Company declared, distributions for November 2017, December 2017, and January 2018, based on an amount equal to $0.004253787 per day. On February 14, 2018, the Company’s board of directors authorized, and the Company declared, distributions for the period from February 15, 2018 to May 14, 2018, in an amount equal to $0.004253787 per day (or approximately $1.55 on an annual basis) per share of Class A common stock, Class I common stock and Class T common stock, less, for holders of the shares of Class T common stock, the distribution fees that are payable with respect to shares of Class T common stock. The distributions are payable by the 5th business day following each month end to stockholders of record at the close of business each day during the prior month.

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

The following table summarizes our distributions declared during the year ended December 31, 2017. From February 2, 2016 (date of the Company’s initial capitalization) through December 31, 2016, the Company had not commenced principal operations and as such, no distributions were made during this period.

From inception through December 31, 2017, the Company declared $318,139 of distributions to its shareholders (including those reinvested in shares pursuant to the DRP), compared to the Company’s total aggregate MFFO loss of $1,807,817 and the Company’s total aggregate net loss of $1,952,397 for that period.

	Year Ended December 31, 2017
	Amount	Percent
Distributions
Paid in cash	$161,385	51%
Payable	101,174	32%
Reinvested in shares	55,580	17%
Total distributions	$318,139	100%
Sources of Distributions:
Operating cash flows	$79,059	25%
Offering proceeds pursuant to Distribution Support Agreement	38,326	12%
Offering proceeds	200,754	63%
Total sources of distributions	$318,139	100%

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

Reimbursement of Organization and Offering Costs

The Advisor has agreed to pay, on behalf of the Company, all Initial O&O Costs through the Escrow Break Anniversary. The Company is not required to reimburse the Advisor for payment of the Initial O&O Costs prior to the Escrow Break Anniversary. Following the Escrow Break Anniversary, the Company will reimburse the Advisor for payment of the Initial O&O Costs ratably over a 36-month period; provided, however, that the Company shall not be obligated to pay any amounts that as a result of such payment would cause the aggregate payments for Initial O&O Costs (less selling commissions, dealer manager fees and distribution fees) paid to the Advisor to exceed 1% of gross offering proceeds of the IPO as of such payment date. Any amounts not reimbursed in any period shall be included in determining any reimbursement for a subsequent period.

Variable Interest Entities

A Variable Interest Entity (“VIE”) is an entity that lacks one or more of the characteristics of a voting interest entity. A VIE is defined as an entity in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The determination of whether an entity is a VIE includes both a qualitative and quantitative analysis. The Company bases the qualitative analysis on the Company’s review of the design of the entity, its organizational structure including decision-making ability and relevant financial agreements and the quantitative analysis on the forecasted cash flow of the entity. The Company will reassess the initial evaluation of an entity as a VIE upon the occurrence of certain reconsideration events. A VIE must be consolidated only by its primary beneficiary, which is defined as the party who, along with its affiliates and agents has both the: (i) power to direct the activities that most significantly impact the VIE’s economic performance and (ii) obligation to absorb the losses of the VIE or the right to receive the benefits from the VIE, which could be significant to the VIE. The Company will determine whether it is the primary beneficiary of a VIE by considering qualitative and quantitative factors, including, but not limited to: which activities most significantly impact the VIE’s economic performance and which party controls such activities; the amount and characteristics of its investment; the obligation or likelihood for us or other interests to provide financial support; consideration of the VIE’s purpose and design, including the risks the VIE was designed to create and pass through to its variable interest holders and the similarity with and significance to the Company’s business activities and other interests. The Company will reassess the determination of whether it is the primary beneficiary of a VIE each reporting period. Significant judgments related to these determinations include estimates about the current and future fair value and performance of investments held by these VIE’s and general market conditions. As of December 31, 2017, the Company concluded that it did have an investment in a VIE and because the Company is not the primary beneficiary it will not consolidate such entities, as described in “Note 10—Variable Interest Entities” in its accompanying consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data.”

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09 “Revenue from Contracts with Customers (Topic 606).” Beginning January 1, 2018, companies will be required to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and also includes additional disclosure requirements. The new standard can be adopted either retrospectively to prior reporting periods presented or as a cumulative effect adjustment as of the date of adoption. The Company has evaluated the overall impact that ASU 2014-09 will have on the Company’s financial statements. The Company has adopted the standard on its required effective date of January 1, 2017 using the modified retrospective transition method. The adoption of this guidance does not have a material impact on the Company’s consolidated financial statements.

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

Off-Balance Sheet Arrangements

As of December 31, 2017, the Company had no off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on the Company’s financial condition, revenue and expenses, results of operations, liquidity, capital expenditures, or capital resources.

Contractual Obligations

The following table presents the future principal payment due under the Company’s GR Loan agreement as of December 31, 2017, which represents the Company’s aggregate contractual obligations and commitments with payments due subsequent to December 31, 2017.

Year	Amount
2018	$—
2019	—
2020	—
2021	—
2022	—
Thereafter	4,500,000
Total	$4,500,000

Subsequent Events

Additional Purchase of Interest in Real Estate-Related Assets

On January 19, 2018 the Company purchased 2,500 additional interests in the DST from a subsidiary owned by CFI totaling $2,500,000. As of March 29, 2018, the Company’s interest in the DST was 90.12%.

Daimler Trucks North America Office Building – Fort Mill, South Carolina

On February 1, 2018, the Company, through its Operating Partnership, acquired, together with a subsidiary of CFI, an office building (the “FM Property”) located in Fort Mill, South Carolina at a contract purchase price of $40,000,000, exclusive of closing costs. The fee simple interest in the FM Property is held by a single purpose limited liability company (the “SPE”) of which the Company owned, at closing, 44.4% of the membership interests and CFI owned 55.6% of the membership interests. The FM Property was acquired from LIC Charlotte Office Building, Inc. (the “Seller”). Seller is a third party and not affiliated with the Company or CFI.

The FM Property is 100% leased to Daimler Trucks North America, LLC, a subsidiary of Daimler AG. The lease is net whereby the tenant is responsible for operating expenses, real estate taxes, insurance, repairs, maintenance and capital expenditures (excluding roof, structure and certain HVAC items), in addition to base rent.

On February 1, 2018, in connection with the purchase of the FM Property, the SPE entered into a loan agreement (the “FM Loan”) with UBS AG with an outstanding principal amount of $21,000,000. The FM Loan provides for monthly interest payments and bears interest at an initial fixed rate of 4.4329% per annum.

Subsequent to February 1, 2018 the Company purchased additional interests in the SPE totaling $6,300,000 on February 9, 2018 ($2.0M), February 26, 2018 ($1.5M), March 16, 2018 ($1.8M), and March 27, 2018 ($1.0M).

As of March 29, 2018, the Company’s interest in the SPE was 77.36%.

Status of the Offering

As of March 28, 2018, the Company had sold an aggregate of 1,298,356 shares of its common stock (consisting of 741,366 Class A shares, 362,317 Class T shares, and 194,673 Class I shares) in the Offering resulting in net proceeds of $31,904,245 to the Company as payment for such shares.

Distributions

On February 14, 2018, the Company’s board of directors authorized, and the Company declared, distributions for the period from February 15, 2018 to May 14, 2018, in an amount equal to $0.004253787 per day (or approximately $1.55 on an annual basis) per share of Class A common stock, Class I common stock and Class T common stock, less, for holders of the shares of Class T common stock, the distribution fees that are payable with respect to shares of Class T common stock. The distributions are payable by the 5th business day following each month end to stockholders of record at the close of business each day during the prior month.

Advisory Agreement Renewal

In March 2018, the advisory agreement was renewed for an additional one-year term commencing on March 23, 2018, with terms identical to those in effect through March 23, 2018.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

The market risk associated with financial instruments and derivative financial instruments is the risk of loss from adverse changes in market prices or interest rates.  The Company’s interest rate risk management objectives are to limit the impact of interest rate changes in earnings and cash flows and to manage overall borrowing costs. To achieve these objectives, from time to time, the Company may enter into interest rate hedge contracts such as swaps, collars and treasury lock agreements in order to mitigate interest rate risk with respect to various debt instruments. The Company would not hold or issue these derivative contracts for trading or speculative purposes. As of December 31, 2017, there are no such hedging contracts outstanding. The Company does not have any foreign operations and thus is not exposed to foreign currency fluctuations.

Interest Rate Risk

As of December 31, 2017, the Company had fixed rate debt of $4.5 million, and therefore, is not exposed to interest rate changes in LIBOR.

Credit Risk

Concentrations of credit risk arise when a number of tenants are engaged in similar business activities, or activities in the same geographic region, or have similar economic features that would cause their ability to meet contractual obligations, including those to the Company, to be similarly affected by changes in economic conditions. The Company is subject to tenant, geographic and industry concentrations. Any downturn of the economic conditions in one or more of these tenants, states or industries could result in a material reduction the Company’s cash flows or material losses to the Company. At December 31, 2017, the GR Property and all of the DST properties are 100% leased to Walgreens.

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

Item 8. Financial Statements and Supplementary Data.

The financial statements required by this item and the reports of the independent accountants thereon required by Item 14(a)(2) appear on pages F-2 to F-22. See accompanying Index to the Consolidated Financial Statements on page F-1.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

An evaluation of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K was made under the supervision and with the participation of the Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based upon this evaluation, the CEO and CFO have concluded that the disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by SEC rules and forms and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to the Company’s management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting, and we have not evaluated any change in our internal control over financial reporting that occurred during our last fiscal quarter due to a transition period established by the rules of the SEC for new public companies.

Inherent Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our directors and executive officers are set forth below.

Name	Age	Positions
Howard W. Lutnick	56	Chairman of the Board of Directors and Chief Executive Officer
Kenneth Carpenter	51	President
Steven Bisgay	51	Director, Chief Financial Officer and Treasurer
Arthur F. Backal	56	Independent Director
John M. Matteson	53	Independent Director
Dean Palin	49	Independent Director

Howard W. Lutnick. Mr. Lutnick has served as our Chairman and Chief Executive Officer since February 2017. Mr. Lutnick also has served as the Chief Executive Officer of our advisor since February 2017. He joined Cantor in 1983 and was named President and Chief Executive Officer in 1991 and Chairman in 1996. Mr. Lutnick is also the Chairman and Chief Executive Officer of BGC Partners, Inc., a leading global brokerage company servicing the financial and real estate markets. Mr. Lutnick holds a degree in economics from Haverford College. He is a member of the boards of the Zachary and Elizabeth M. Fisher Center for Alzheimer’s Disease Research at Rockefeller University, National September 11 Memorial & Museum, and The Partnership for New York City. Mr. Lutnick received the Department of the Navy’s Distinguished Public Service Award, the highest honor granted by the Navy to non-military personnel. We believe that Mr. Lutnick’s extensive experience supports his appointment to our board of directors.

Kenneth Carpenter. Mr. Carpenter has served as our President since February 2016. In addition, Mr. Carpenter also has served as President of our advisor since February 2016. Mr. Carpenter also has served as a Managing Director of Cantor Fitzgerald & Co. since October 2014. Mr. Carpenter served as a Managing Director of CCRE from January 2013 until October 2014. Over his 17-year real estate career, Mr. Carpenter was responsible for the acquisition, financing, and management of over $6 billion of net lease properties across multiple economic cycles, $2.5 billion of which were direct property acquisitions. Mr. Carpenter’s real estate property acquisition experience includes office, industrial, healthcare, retail, and special use property totaling over 15 million square feet. Mr. Carpenter’s management experience includes leading a team of over 50 finance and investment professionals based in the U.S., Europe, and India. Prior to joining CCRE, Mr. Carpenter served as a consultant for Tannery Brook Partners, a commercial real estate advisory, financing, and asset management firm where he advised real estate private equity buyers and high net worth individuals on various net-lease and corporate property acquisitions and financings from October 2011 to December 2012. Prior to Tannery Brook, Mr. Carpenter was with Cortview Capital from July 2011 until September 2011 where he, and the principals of Tannery Brook, were responsible for establishing a commercial real estate finance platform. Prior to Cortview, Mr. Carpenter was Managing Director, Head of America’s for Deutsche Bank’s Asset Finance and Leasing group where he had overall responsibility for the strategy and execution of the group’s advisory, financing, and principal investing activities (debt and equity) across targeted asset classes. Prior to joining Deutsche Bank in 2009, Mr. Carpenter spent nine years at Wachovia (later Wells Fargo) rising to Managing Director, Global Head of Structured Asset Finance. At Wachovia, Mr. Carpenter acquired, structured, and financed over $5 billion of net-lease real estate through sale/leasebacks, corporate term loans, and synthetic leases including over $2.1 billion of property acquisitions. Prior to joining First Union (later Wachovia), he was a Vice President with Deutsche Bank in their CMBS group where he originated corporate sale/leaseback and other real estate based financing transactions and structured credit tenant lease (CTL) private placements and securitizations. Prior to Deutsche Bank, Mr. Carpenter was a member of the investment banking group at NationsBank providing strategic advisory services and financing solutions, including syndicated bank debt, subordinated debt, and mergers and acquisitions, to middle market corporations. Mr. Carpenter received a Bachelor of Science degree in Computer Science from Rochester Institute of Technology and holds a Master of Business Administration from the Babcock Graduate School of Management at Wake Forest University.

Steven Bisgay. Mr. Bisgay has been our director since May 2016 and Chief Financial Officer and Treasurer since February 2016. Mr. Bisgay also has served as the Chief Financial Officer of our advisor since February 2016. In addition, Mr. Bisgay also has served as Chief Financial Officer of Cantor Fitzgerald & Co. since February 2015 and is responsible for all financial operations, including accounting, finance, regulatory reporting, treasury and financial planning and analysis, as well as credit and market risk management. Mr. Bisgay has more than 25 years of experience in the securities and financial services industry. Prior to joining Cantor Fitzgerald & Co., Mr. Bisgay was the Chief Financial Officer of KCG Holdings from July 2013 to September 2014. Before his appointment as Chief Financial Officer, he served as Knight Capital Group, Inc.’s Executive Vice President, Chief Operating Officer from October 2012 to July 2013, and Chief Financial Officer from August 2007 to July 2013. Prior to these positions, Mr. Bisgay served as Senior Manager at PricewaterhouseCoopers LLP. He has also served on the Board of Managers of Direct Edge Holdings LLC, until its merger with BATS Global Markets, Inc. Mr. Bisgay is a Certified Public Accountant and holds a Bachelor of Science in Accounting from Binghamton University (S.U.N.Y.) and a Master of Business Administration from Columbia University. He also is registered with FINRA and holds a Series 27 Financial Operations Principal License. We believe that Mr. Bisgay’s extensive experience in the financial services industry supports his appointment to our board of directors.

Independent Directors

Arthur F. Backal. Mr. Backal has been one of our independent directors since February 2017. Mr. Backal founded and has served as the President and Chief Executive Officer of Backal Hospitality Group, LLC, a premier New York-based hospitality and event services company, since December 2007. Mr. Backal also founded and has served as the President of State of the Art Enterprises, Inc., a premier New York-based full-service event planning company, since November 2002. Prior to founding Backal Hospitality Group and State of the Art Enterprises, Mr. Backal focused on the New York hospitality industry, holding various positions with a number of hotels in New York City, including the Plaza, the Pierre, the Helmsley Palace and the St. Regis. Mr. Backal holds a Bachelor of Arts in Hospitality Business from Michigan State University. We believe that Mr. Backal’s extensive experience in business management supports his appointment to our board of directors.

John M. Matteson. Mr. Matteson has been one of our independent directors since February 2017. Mr. Matteson is the Founder of The Matteson Companies, or TMC, a Boston-based real estate investment and development company, which he founded in June 2014. At TMC, Mr. Matteson has been responsible, in partnership with GFI Partners, a Boston-based real estate advisor, for acquiring investments, ranging from projects such as net leased warehouse and warehouse development to office and residential development, totaling over $800 million in gross asset value. Prior to forming TMC, Mr. Matteson spent eleven years from September 2004 to June 2014 as the Regional Director of the Archon Group, a Goldman Sachs Company, managing Goldman Sachs’ Boston real estate division, where he was responsible for investing over $2 billion of the firm’s equity nationally, focusing on Boston, New York City and Chicago. Mr. Matteson is a graduate of the University of Wisconsin – Madison where he received a Bachelor of Science in Economics. We believe that Mr. Matteson’s extensive real estate investment experience supports his appointment to our board of directors.

Dean Palin. Mr. Palin has been one of our independent directors and our audit committee financial expert since February 2017. Mr. Palin has served as a Principal of Palin Enterprises, a national real estate organization that oversees a major portfolio of residential, commercial and industrial properties located across the country from New York to California, since 1990. Mr. Palin’s work with Palin Enterprises focuses on the development, including new construction and rehabilitation, and management and leasing of residential, commercial and industrial complexes. During the past 10 years, Mr. Palin has expanded Palin Enterprises’ residential development portfolio with new developments in Brooklyn, Queens and Long Beach, New York. Palin Enterprises owns and operates over five million square feet of industrial space. In addition, over the past 20 years, Mr. Palin has partnered with, operated and invested in many New York City restaurants. Mr. Palin holds a Bachelor of Science in Business from the Boston University School of Management. We believe that Mr. Palin’s extensive experience in real estate and business management supports his appointment to our board of directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Our executive officers, directors and greater than 10% stockholders are not currently subject to the beneficial ownership reporting requirement pursuant to Section 16(a) of the Exchange Act, and therefore no reports were filed in 2017 pursuant to Section 16(a).

Code of Ethics

We have adopted a Code of Ethics that applies to all of our executive officers and directors, including but not limited to, our principal executive officer and principal financial officer. A copy of our code of ethics may be obtained, free of charge, by sending a written request to 110 East 59th Street, New York, NY 10022, Attention: Chief Financial Officer.

Audit Committee

Our board of directors has established an audit committee that consists solely of independent directors.  Our audit committee is comprised of Arthur F. Backal, John M. Matteson and Dean Palin, all of whom are independent directors. Mr. Palin serves as the chairman of our audit committee and is our audit committee financial expert.

Compensation Committee Interlocks and Insider Participation

We currently do not have a compensation committee of our board of directors because we do not plan to pay any compensation to our officers. There are no interlocks or insider participation as to compensation decisions required to be discussed pursuant to SEC regulations.

Item 11. Executive Compensation.

Executive Officer Compensation

Although we have executive officers who manage our operations, we have no paid employees. Our advisor, Rodin Global Property Advisors, LLC, and the real estate professionals at our advisor, will manage our day-to-day affairs and our portfolio of income-producing commercial properties and other real estate-related assets.

Non-Employee Director Compensation

We will compensate each of our independent directors with an annual retainer of $20,000, with the chairman of the audit committee receiving an additional annual retainer of $5,000. In addition, we will pay independent directors for attending board and committee meetings $1,000 in cash for each board and committee meeting attended. All directors will receive reimbursement of reasonable out-of-pocket expenses incurred in connection with attendance at meetings of the board of directors. If a director is also one of our officers, we will not pay any compensation for services rendered as a director.

Notwithstanding the foregoing arrangement, each of our independent directors will receive a minimum of $25,000 annually for service on our board of directors.

The following table sets forth the compensation paid by us to our directors for the fiscal year ended December 31, 2017:

Name	Fees Earned or Paid in Cash	Total
Arthur F. Backal	$21,808	$21,808
John M. Matteson	21,808	21,808
Dean Palin	26,260	26,260

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Stock Ownership

The following table shows, as of March 28, 2018, the amount of our common stock beneficially owned (unless otherwise indicated) by (1) any person who is known by us to be the beneficial owner of more than 5% of the outstanding shares of our common stock, (2) our directors, (3) our executive officers, and (4) all of our directors and executive officers as a group.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage
Cantor Fitzgerald Investors, LLC1 2	$3,688,327	16.96%
Howard W. Lutnick, Chairman of the Board of Directors and Chief Executive Officer1 2	3,688,327	16.96%
Kenneth Carpenter, President	—	—
Steven Bisgay, Director, Chief Financial Officer and Treasurer	—	—
Arthur F. Backal, Independent Director	—	—
John M. Matteson, Independent Director	—	—
Dean Palin, Independent Director	—	—
All directors and executive officers as a group	$3,688,327	16.96%

(1)	The address of this beneficial owner is c/o Rodin Global Property Trust, Inc. 110 E. 59th Street, New York, NY 10022.
(2)

Cantor Fitzgerald Investors, LLC is indirectly owned by Cantor Fitzgerald, L.P. CF Group Management, Inc. is the managing general partner of Cantor Fitzgerald, L.P. Mr. Lutnick controls Cantor Fitzgerald, L.P. through his ownership of CF Group Management, Inc.

The Company and its employees, including our executive officers, have invested nearly $3,688,327 in the Offering as of March 28, 2018.

Long-Term Incentive Plan Information

The following table summarizes information, as of December 31, 2017, relating to our long-term incentive plan pursuant to which grants of securities may be made from time-to-time.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance
Long-Term Incentive Plans Approved by Stockholders	—	—	2,000,000
Long-Term Incentive Plans Not Approved by Stockholders	N/A	N/A	N/A
Total	—	—	2,000,000

Securities Authorized for Issuance Under Long-Term Incentive Plan

Our long-term incentive plan authorizes the granting of stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock units, performance awards, dividend equivalents, limited partnership interests in our operating partnership, or any other right relating to our common stock or cash; provided that our long-term incentive plan prohibits the issuance of stock appreciation rights and dividend equivalent rights unless and until our shares of common stock are listed on a national securities exchange. As required by the NASAA REIT guidelines, the maximum number of shares of our common stock that may be issued upon the exercise or grant of an award under our long-term incentive plan will not exceed in the aggregate, an amount equal to 5% of the outstanding shares of our common stock on the date of grant of any such awards. Any stock options or stock appreciation rights granted under our long-term incentive plan will have an exercise price or base price that is not less than the fair market value of our common stock on the date of grant. The exercise price or base price may not be reduced, directly or indirectly, or indirectly by cancellation and regrant, without the prior approval of our stockholders.  As of December 31, 2017, we have not granted any securities under our long-term incentive plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Director Independence

We operate under the direction of our board of directors, the members of which are accountable to us and our stockholders as fiduciaries. The board is responsible for the management and control of our affairs. The board has retained our advisor to manage our day-to-day operations and our portfolio of income-producing commercial properties and other real estate-related assets, subject to the board’s supervision. Our directors have a fiduciary duty to supervise our relationship with our advisor.

Our charter and bylaws provide that the number of our directors may be established by a majority of our board of directors but may not be fewer than three. Our charter also provides that a majority of our directors must be independent of us, our advisor and our respective affiliates except for a period of 60 days after the death, resignation or removal of an independent director pending the election of his or her successor. We currently have three independent directors on our board of directors. An “independent director” is a person who is not one of our officers or employees or an officer or employee of our advisor or its affiliates, has not been so for the previous two years and meets the other requirements set forth in our charter. Our independent directors also meet the director independence standards of the New York Stock Exchange, Inc. At the first meeting of our board of directors consisting of a majority of independent directors, our charter was reviewed and approved by a vote of our board of directors as required by the North American Securities Administrators Association’s Statement of Policy Regarding Real Estate Investment Trusts, as revised and adopted on May 7, 2007, or the NASAA REIT Guidelines.

Certain Relationships and Related Transactions

DST Interests

During the year ended December 31, 2017, the Company, through its operating partnership, acquired 9,980 of the Interests in the DST, a Delaware statutory trust, for a purchase price of $9,980,000. Prior to the acquisition of the Interests, the DST was an indirect wholly-owned subsidiary of CFI.

Fees and Expenses Paid to the Advisor and Affiliates

Our advisor is Rodin Global Property Advisors, LLC. Our advisor is a limited liability company that was formed in the State of Delaware on February 11, 2016. As our advisor, Rodin Global Property Advisors, LLC has contractual and fiduciary responsibilities to us and our stockholders.

Pursuant to the advisory agreement between the Company and the Advisor, and subject to certain restrictions and limitations, the Advisor is responsible for managing the Company's affairs on a day-to-day basis and for identifying, originating, acquiring and managing investments on behalf of the Company. For providing such services, the Advisor will receive fees and reimbursements from the Company. The following summarizes these fees and reimbursements.

Organization and Offering Expenses. The Company will reimburse the Advisor and its affiliates for organization and offering costs it incurs on the Company’s behalf but only to the extent that the reimbursement does not cause the selling commissions, the dealer manager fee and the other organization and offering expenses borne by the Company to exceed 15.0% of gross offering proceeds of the IPO as of the date of the reimbursement. If the Company raises the maximum offering amount in the IPO and under the DRP, the Company estimates organization and offering expenses (other than upfront selling commissions, dealer manager fees and distribution fees), in the aggregate, to be 1% of gross offering proceeds of the IPO. These organization and offering costs include all costs (other than upfront selling commissions, dealer manager fees and distribution fees) to be paid by the Company in connection with the initial set up of the organization of the Company as well as the Offering, including legal, accounting, printing, mailing and filing fees, charges of the transfer agent, charges of the Advisor for administrative services related to the issuance of shares in the Offering, reimbursement of bona fide due diligence expenses of broker-dealers, and reimbursement of the Advisor for costs in connection with preparing supplemental sales materials. The Advisor has agreed to advance all of the organization and offering expenses on the Company’s behalf (other than selling commissions, dealer manager fees and distribution fees) through the Escrow Break Anniversary. The Company will reimburse the Advisor for such costs ratably over the 36 months following the Escrow Break Anniversary; provided that the Company will not be obligated to reimburse any amounts that as a result of such payment would cause the aggregate payments for organization and offering costs paid to the Advisor to exceed 1% of gross offering proceeds of the IPO as of such reimbursement date. For purposes of calculating the NAV, the organization and offering costs paid by the Advisor through the Escrow Break Anniversary will not be reflected in the NAV until the Company reimburses the Advisor for these costs. As of December 31, 2017 and December 31, 2016, the Advisor had incurred $4,018,575 and $1,376,618, respectively, of organization and offering costs (other than upfront selling commissions, dealer manager fees and distribution fees) on behalf of the Company. The amount the Company is liable for is limited to 1% of gross offering proceeds of the IPO, which at December 31, 2017 and December 31, 2016 is $223,014 and $0, respectively, and is included within Due to related parties in the accompanying consolidated balance sheets. As of December 31, 2017 and December 31, 2016, organizational costs of $4,188 and $0 were expensed and offering costs of $218,826 and $0 were charged to stockholders’ equity. The Company’s reimbursement liability for these amounts will be paid ratably over 36-months beginning on the Escrow Break Anniversary.

Acquisition Expenses. The Company does not intend to pay the Advisor any acquisition fees in connection with making investments. The Company will, however, provide reimbursement of customary acquisition expenses (including expenses relating to potential investments that the Company does not close), such as legal fees and expenses (including fees of in-house counsel of affiliates and other affiliated service providers that provide resources to the Company), costs of due diligence (including, as necessary, updated appraisals, surveys and environmental site assessments), travel and communication expenses, accounting fees and expenses and other closing costs and miscellaneous expenses relating to the acquisition or origination of the Company’s investments. While most of the acquisition expenses are expected to be paid to third parties, a portion of the out-of-pocket acquisition expenses may be paid or reimbursed to the Advisor or its affiliates. The Advisor has not incurred any reimbursable acquisition expenses on behalf of the Company for the year ended December 31, 2017 and the period February 2, 2016 through December 31, 2016.

Asset Management Fees. Asset management fees are due to the Advisor and consist of monthly fees equal to one-twelfth of 1.25% of the cost of the Company’s investments at the end of each month. In the case of investments made through joint ventures, the asset management fee will be determined based on the Company’s proportionate share of the underlying investment. For the year ended December 31, 2017, the Company incurred $123,960 in asset management fees, $34,092 of which remains unpaid and is included with Due to related parties in the accompanying consolidated balance sheet. The asset management fee is included within Management fees on the consolidated statement of operations. There were no such amounts incurred during the period February 2, 2016 through December 31, 2016.

Other Operating Expenses. The Company will reimburse the Advisor’s costs of providing administrative services, subject to the limitation that the Company generally will not reimburse the Advisor for any amount by which the total operating expenses at the end of the four preceding fiscal quarters exceeds the greater of (i) 2.0% of average invested assets (as defined in the advisory agreement) and (ii) 25.0% of net income other than any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of investments for that period. After the end of any fiscal quarter for which the total operating expenses exceed this 2%/25% limitation for the four fiscal quarters then ended, if the Company’s independent directors exercise their right to conclude that this excess was justified, this fact will be disclosed in writing to the holders of shares of the Company’s common stock within 60 days. If the independent directors do not determine such excess expenses are justified, the Advisor is required to reimburse the Company, at the end of the four preceding fiscal quarters, by the amount that the Company’s aggregate annual total operating expenses paid or incurred exceed this 2%/25% limitation. The 2%/25% limitation does not become effective until July 1, 2018.

For the year ended December 31, 2017 and for the period February 2, 2016 through December 31, 2016, the Company has incurred operating expenses of $1,569,362 and $0, respectively, as a result of reimbursement to the Advisor as described above. These expenses are included within General and administrative expenses on the accompanying consolidated statement of operations. These expenses include personnel and related employment costs incurred by the Advisor or its Affiliates in performing the services described in the advisory agreement, including but not limited to reasonable salaries and wages, benefits and overhead of all employees directly involved in the performance of such services. The Company is not obligated to reimburse the Advisor for costs of such employees of the Advisor or its affiliates to the extent that such employees (A) perform services for which the Advisor receives acquisition fees or disposition fees or (B) serve as executive officers of the Company. At December 31, 2017, all of these expenses remain unpaid and are included within Due to related parties on the consolidated balance sheet.

Property Management and Oversight Fees. If the Advisor or an affiliate is a property manager with respect to a particular property, the Company will pay property management fees of 1.5% of gross revenues received for management of the Company’s properties located in the U.S. and 2.0% of gross revenues received for management of the Company’s properties located outside of the U.S. For services in overseeing property management services provided by any person or entity that is not an affiliate of the Advisor, the Company will pay the Advisor or an affiliate an oversight fee equal to 1.0% of the gross revenues of the property managed. Neither the Advisor nor its affiliates will be paid an oversight fee if the Company contracts with a third party to provide property management services for fees greater than (i) 1.5% of gross revenues received for management of the Company’s properties located in the U.S. or (ii) 2.0% of gross revenues received for management of the Company’s properties located outside of the U.S. For the year ended December 31, 2017, the Company incurred property management fees of $3,548, which is included within Management fees on the consolidated statement of operations. The Property management fee is unpaid and is included with Due to related parties in the accompanying consolidated balance sheet at December 31, 2017. There were no such amounts incurred during the period February 2, 2016 through December 31, 2016.

Leasing Commissions. If the Advisor or an affiliate is the Company’s primary leasing agent, then the Company will pay customary leasing fees in amount that is usual and customary in that geographic area for that type of property. For the year ended December 31, 2017 and the period February 2, 2016 through December 31, 2016, no such amounts have been incurred by the Company.

Refinancing Coordination Fee. If the Advisor provides services in connection with the refinancing of any debt that the Company obtains and uses to finance properties or other permitted investments, or refinancing of any debt that is assumed, directly or indirectly, in connection with the acquisition of properties or other permitted investments, the Company will pay the Advisor a refinancing coordination fee equal to 0.75% of the amount available or outstanding under such refinancing or assumed debt. Refinancing shall also include restructuring, workouts or other recapitalization of any debt. As of December 31, 2017 and December 31, 2016, no such amounts have been incurred by the Company.

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

The Company will not pay a disposition fee upon the maturity, prepayment, workout, modification or extension of a debt investment unless there is a corresponding fee paid by the borrower, in which case the disposition fee will be the lesser of: (i) 1.0% of the principal amount of the debt prior to such transaction; or (ii) the amount of the fee paid by the borrower in connection with such transaction. For the year ended December 31, 2017 and the period February 2, 2016 through December 31, 2016, no such amounts have been incurred by the Company.

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

As of December 31, 2017, the likelihood, probability and timing of each of the possible occurrences or events listed in the preceding sentences (i) and (ii) in this paragraph are individually and collectively uncertain. Additionally, whether or not the Company will have fully invested the proceeds from the Offering and also whether the Company’s stockholders will have received, or are deemed to have received, in the aggregate, cumulative distributions equal to their invested capital plus a 6% cumulative, non-compound annual pre-tax return on such invested capital at the time of any such occurrence or event is also uncertain. As of December 31, 2017, CFI has paid Sponsor Support totaling $708,833 which will be subject to reimbursement by the Company to CFI in the event of these highly conditional circumstances. The following summarizes these fees:

Selling Commissions. Selling commissions payable to the Dealer Manager consist of (i) up to 1.0% of gross offering proceeds paid by CFI for Class A shares and Class T shares and (ii) up to 5.0% and 2.0% of gross offering proceeds from the sale of Class A shares and Class T shares, respectively, in the IPO. All or a portion of such selling commissions may be re-allowed to participating broker-dealers. No selling commissions will be payable with respect to Class I shares. For the year ended December 31, 2017, the Company incurred $887,895 of selling commissions, which is included within Additional paid-in capital on the consolidated balance sheet. At December 31, 2017, $177,423 of Sponsor Support has been recorded and $171,729 has been reimbursed by CFI. On January 4, 2018, the Company received the remaining Sponsor Support payment due of $5,694 related to the year ended December 31, 2017. There were no such amounts incurred during the period February 2, 2016 through December 31, 2016.

Dealer Manager Fees. Dealer manager fees payable to the Dealer Manager consist of up to 3.0% of gross offering proceeds from the sale of Class A shares and Class T shares sold in the IPO and up to 1.5% of gross offering proceeds from the sale of Class I shares sold in the IPO, all of which will be paid by CFI. A portion of such dealer manager fees may be re-allowed to participating broker-dealers as a marketing fee. For the year ended December 31, 2017, the Company recorded $544,079 of dealer manager fees, which is included within Additional paid-in capital on the consolidated balance sheet. All of the Sponsor Support related to dealer manager fees has been recorded and $537,103 has been reimbursed by CFI as of December 31, 2017. On January 4, 2018, the Company received the remaining Sponsor Support payment due of $6,976 related to the year ended December 31, 2017 as it relates to dealer manager fees. There were no such amounts incurred during the period February 2, 2016 through December 31, 2016.

Distribution Fees. Distribution fees are payable to the Dealer Manager with respect to the Company’s Class T shares only, all or a portion of which may be re-allowed by the Dealer Manager to participating broker-dealers. The distribution fees accrue daily and are calculated on outstanding Class T shares issued in the IPO in an amount equal to 1.0% per annum of (i) the gross offering price per Class T share in the IPO, or (ii) if the Company is no longer offering shares in a public offering, the most recently published per share NAV of Class T shares. The distribution fee will be payable monthly in arrears and will be paid on a continuous basis from year to year. As of December 31, 2017, the Company has paid distribution fees of $6,889. As of December 31, 2017 the Company has incurred a liability of $220,437 which is included within Due to related parties on the consolidated balance sheets, $4,396 of which was due as of December 31, 2017 and paid on January 10, 2018.  As of December 31, 2016, the amount of distribution fees accrued by the Company was $0.

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

The following table summarizes the above mentioned fees and expenses incurred by the Company for the year ended December 31, 2017 and for the period February 2, 2016 through December 31, 2016:

		Due to related parties as of	Year ended December 31, 2017		Due to related parties as of
Type of Fee or Reimbursement	Financial Statement Location	December 31, 2016	Incurred	Paid	December 31, 2017
Management Fees
Asset management fees	Management fees	$—	$123,960	$89,868	$34,092
Property management and oversight fees	Management fees	—	3,548	—	3,548
Organization, Offering and Operating Expense Reimbursements
Operating expenses	General and administrative expenses	—	1,569,362	—	1,569,362
Organization expenses	General and administrative expenses	—	4,188	—	4,188
Offering costs	Additional paid-in capital	—	218,826	—	218,826
Commissions and Fees
Selling commissions and dealer manager fees, net	Additional paid-in capital	—	710,472	710,472	—
Distribution fees	Additional paid-in capital	—	227,326	6,889	220,437
Total		$—	$2,857,682	$807,229	$2,050,453

Investment by Our Sponsor

Our sponsor has initially invested $200,001 in us through the purchase of 8,180 Class A Shares at $24.45 per share. Our sponsor may not sell any of these shares during the period it serves as our sponsor. Although nothing prohibits our sponsor or its affiliates from acquiring additional shares of our common stock. Neither our advisor nor our sponsor currently has any options or warrants to acquire any of our shares. Our sponsor has agreed to abstain from voting any shares it acquires in any vote for the election of directors or any vote regarding the approval or termination of any contract with our sponsor or any of its affiliates.

In the event the advisory agreement is terminated, the shares owned by our sponsor would not be automatically redeemed. Our sponsor would, however, be able to participate in the share repurchase program, subject to all of the restrictions of the share repurchase program applicable to all other common stockholders.

As of December 31, 2017, our sponsor has invested $3,688,327 in us through the purchase of 147,720 shares (8,180 Class A Shares worth $200,001 and 139,540 Class I Shares worth $3,488,326).

Other Affiliates

Sponsor Support

Our sponsor, CFI, is a newly-formed Delaware limited liability company and an affiliate of Cantor. CFI pays Sponsor Support incurred in connection with the Offering. Selling commissions and dealer manager fees are presented net of Sponsor Support on the Company’s consolidated statements of stockholders’ equity. The Company will reimburse Sponsor Support (i) immediately prior to or upon the occurrence of a liquidity event, including (A) the listing of the Company’s common stock on a national securities exchange or (B) a merger, consolidation or a sale of substantially all of the Company’s assets or any similar transaction or any transaction pursuant to which a majority of the Company’s board of directors then in office are replaced or removed, or (ii) upon the termination of the advisory agreement by the Company or by the Advisor. In each such case, the Company will only reimburse CFI after the Company has fully invested the proceeds from the Offering and the Company’s stockholders have received, or are deemed to have received, in the aggregate, cumulative distributions equal to their invested capital plus a 6.0% cumulative, non-compounded annual pre-tax return on such invested capital.

Item 14. Principal Accounting Fees and Services.

Independent Auditors

During the year ended December 31, 2017, Ernst & Young LLP served as our independent auditor.

Audit and Non-Audit Fees

Aggregate fees that we were billed for the fiscal year ended December 31, 2017 by our independent registered public accounting firm, Ernst & Young, were as follows:

Fiscal Year Ended December 31, 2017
Audit fees	$200,000
Audit-related fees	—
Tax fees	—
All other fees	—
Total	$200,000

Audit fees include amounts billed to us related to annual financial statement audit work, seed balance sheet audit work, quarterly financial statement reviews and review of SEC registration statements.

The Audit Committee of our Board of Directors was advised that there were no services provided by Ernst & Young that were unrelated to the audit of the annual fiscal year-end financial statements and the review of interim financial statements that could impair Ernst & Young from maintaining its independence as our independent auditor and concluded that it was.

Audit Committee Pre-Approval Policies and Procedures

In accordance with our Audit Committee pre-approval policy, all audit and non-audit services performed for us by our independent registered public accounting firm were pre-approved by the Audit Committee of our Board of Directors, which concluded that the provision of such services by Ernst & Young was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions.

The pre-approval policy provides for categorical pre-approval of specified audit and permissible non-audit services. Services to be provided by the independent registered public accounting firm that are not within the category of pre-approved services must be approved by the Audit Committee prior to engagement, regardless of the service being requested or the dollar amount involved.

Requests or applications for services that require specific separate approval by the Audit Committee are required to be submitted to the Audit Committee, and must include a description of the services to be provided and a statement by the independent registered public accounting firm and principal accounting officer of the Company confirming that the provision of the proposed services does not impair the independence of the independent registered public accounting firm.

The Audit Committee may delegate pre-approval authority to one or more of its members or a subcommittee. The member or members to whom such authority is delegated shall report any pre-approval decisions to the Audit Committee at its next scheduled meeting. The Audit Committee does not delegate to management its responsibilities to pre-approve services to be performed by the independent registered public accounting firm.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) (1)	Financial Statements

See the accompanying Index to Financial Statement Schedule on page F-1.

(a) (2)	Consolidated Financial Statement Schedules

None.

(a) (3)	Exhibits

Exhibit Index

Exhibit Number	Description

3.1	Second Articles of Amendment and Restatement of Rodin Global Property Trust, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q filed on May 12, 2017)

3.2	Second Amended and Restated Bylaws of Rodin Global Property Trust, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Form 10-Q filed on May 12, 2017)

4.1	Form of Subscription Agreement (incorporated by reference to Appendix A to the prospectus filed pursuant to Rule 424(b)(3) on March 27, 2017)

4.2	Form of Distribution Reinvestment Plan (incorporated by reference to Appendix B to the prospectus filed pursuant to Rule 424(b)(3) on March 27, 2017)

10.1

Escrow Agreement among Rodin Global Property Trust, Inc., UMB Bank, N.A., and Cantor Fitzgerald & Co. dated March 23, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on May 12, 2017)

10.2

Advisory Agreement by and among Rodin Global Property Trust, Inc., Rodin Global Property Trust Operating Partnership, L.P. and Rodin Global Property Advisors, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on May 12, 2017)

10.3

Agreement of Limited Partnership of Rodin Global Property Trust Operating Partnership, L.P. dated March 23, 2017 (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed on May 12, 2017)

10.4

Distribution Support Agreement between Cantor Fitzgerald Investors, LLC and Rodin Global Property Trust, Inc. dated March 23, 2017 (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed on May 12, 2017)

10.5	Rodin Global Property Trust, Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.7 to the Company’s Form 10-Q filed on May 12, 2017)

10.6	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.6 to the Company’s Pre-Effective Amendment No. 2 to Form S-11 (File No. 333-214130), filed on March 21, 2017)

10.7

Reimbursement Agreement among Rodin Global Property Trust, Inc., Cantor Fitzgerald Investors, LLC and Rodin Global Property Trust OP Holdings, LLC dated March 23, 2017 (incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q filed on May 12, 2017)

10.8

Dealer Manager Agreement among Rodin Global Property Trust, Inc., Cantor Fitzgerald Investors, LLC and Cantor Fitzgerald & Co. dated March 23, 2017 (incorporated by reference to Exhibit 1.1 to the Company’s Form 10-Q filed on May 12, 2017)

21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company’s Post-Effective Amendment No. 2 to Form S-11 (File No. 333-214130), filed on October 10, 2017)

31.1*	Certification by the Chief Executive Officer pursuant to 17 CFR 240.13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification by the Chief Financial Officer pursuant to 17 CFR 240.13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*

Written statements of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99*	Financial Statements of Real Estate Property Acquired

101*

The following materials from Rodin Global Property Trust, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2017 are formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Changes in Equity; (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

*	Filed herewith.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

RODIN GLOBAL PROPERTY TRUST, INC.

Date: March 29, 2018	By:	/s/ Howard W. Lutnick
Howard W. Lutnick
Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO

SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES

PURSUANT TO SECTION 12 OF THE ACT

No annual report or proxy materials have been sent to our stockholders for the period covered by this Annual Report on Form 10-K. If a proxy statement is delivered to more than ten of our stockholders with respect to an annual or other meeting of stockholders, copies of such materials will be furnished to the SEC at that time. We will deliver to our stockholders a copy of this Annual Report on Form 10-K.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Howard W. Lutnick	Chief Executive Officer and Chairman of the Board of Directors	March 29, 2018
Howard W. Lutnick	(Principal Executive Officer)

/s/ Steven Bisgay	Chief Financial Officer	March 29, 2018
Steven Bisgay	(Principal Financial Officer and Principal Accounting Officer)

/s/ Arthur F. Backal	Director	March 29, 2018
Arthur F. Backal

/s/ John M. Matteson	Director	March 29, 2018
John M. Matteson

/s/ Dean Palin	Director	March 29, 2018
Dean Palin

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 31, 2017 and December 31, 2016	F-3

Consolidated Statements of Operations for the Year Ended December 31, 2017 and for the Period February 2, 2016 (date of initial capitalization) through December 31, 2016	F-4

Consolidated Statements of Changes in Equity for the Year Ended December 31, 2017 and for the Period February 2, 2016 (date of initial capitalization) through December 31, 2016	F-5

Consolidated Statements of Cash Flows for the Year Ended December 31, 2017 and for the Period February 2, 2016 (date of initial capitalization) through December 31, 2016	F-6

Notes to Consolidated Financial Statements	F-7

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Rodin Global Property Trust, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Rodin Global Property Trust, Inc. (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, changes in equity, and cash flows for the year ended December 31, 2017 and the period from February 2, 2016 to December 31, 2016, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for year ended December 31, 2017 and the period from February 2, 2016 to December 31, 2016, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2016.

New York, New York

March 29, 2018

RODIN GLOBAL PROPERTY TRUST, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2017	December 31, 2016
Assets
Investment in real estate, net of accumulated depreciation of $86,331	$6,616,869	$—
Investment in real estate-related assets	9,932,438	—
Intangible assets, net of accumulated amortization of $40,437	1,275,610	—
Cash and cash equivalents	7,657,025	201,001
Stock subscriptions receivable	250,760	—
Prepaid expenses and other assets	4,325	—
Due from related party	12,670	—
Total assets	$25,749,697	$201,001
Liabilities and Equity
Liabilities
Loan payable, net of deferred financing costs of $78,074	$4,421,926	$—
Accounts payable and accrued expenses	290,071	—
Accrued interest payable	10,779	—
Distributions payable	101,174	—
Due to related parties	2,050,453	—
Total liabilities	6,874,403	—
Stockholders' equity
Controlling interest
Preferred stock, $0.01 par value per share, 50,000,000 and 0 shares authorized, and 0 issued and outstanding at December 31, 2017 and December 31, 2016, respectively	—	—
Class A common stock, $0.01 par value per share, 160,000,000 and 300,000 shares authorized, and 478,956 and 8,180 issued and outstanding at December 31, 2017 and December 31, 2016, respectively	4,790	82
Class T common stock, $0.01 par value per share, 200,000,000 and 0 shares authorized, and 225,652 and 0 issued and outstanding at December 31, 2017 and December 31, 2016, respectively	2,257	—
Class I common stock, $0.01 par value per share, 40,000,000 and 0 shares authorized, and 166,296 and 0 issued and outstanding at December 31, 2017 and December 31, 2016, respectively	1,663	—
Additional paid-in capital	21,136,120	199,919
Accumulated deficit and cumulative distributions	(2,270,536)	—
Total controlling interest	18,874,294	200,001
Non-controlling interests in subsidiaries	1,000	1,000
Total stockholders' equity	18,875,294	201,001
Total liabilities and stockholders' equity	$25,749,697	$201,001

The accompanying notes are an integral part of these consolidated financial statements.

RODIN GLOBAL PROPERTY TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

		For the Period
		February 2, 2016
		(date of
	For the	initial capitalization)
	Year Ended	through
	December 31, 2017	December 31, 2016
Revenues
Rental revenues	$222,675	$—
Total revenues	222,675	—
Operating expenses:
General and administrative expenses	1,919,120	—
Depreciation and amortization	112,883	—
Management fees	127,508	—
Total operating expenses	2,159,511	—
Other income (expense):
Income from investment in real estate-related assets	77,615	—
Interest expense	(93,176)	—
Total other income (expense)	(15,561)	—
Net income (loss)	(1,952,397)	—
Net income (loss) attributable to non-controlling interest	—	—
Net income (loss) attributable to common stockholders	$(1,952,397)	$—
Weighted average shares outstanding	230,517	8,180
Net income (loss) per common share - basic and diluted	$(8.47)	$—

The accompanying notes are an integral part of these consolidated financial statements.

RODIN GLOBAL PROPERTY TRUST, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Stockholders' Equity
								Accumulated
	Common Stock						Additional	Deficit and	Non-
	Class A		Class T		Class I		Paid-In	Cumulative	controlling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Distributions	interest	Equity
Balance as of February 2, 2016	8,180	$82	—	$—	—	$—	$199,919	$—	$1,000	$201,001
Common stock	—	—	—	—	—	—	—	—	—	—
Distribution reinvestment	—	—	—	—	—	—	—	—	—	—
Offering costs	—	—	—	—	—	—	—	—	—	—
Net income (loss)	—	—	—	—	—	—	—	—	—	—
Distributions declared on common stock	—	—	—	—	—	—	—	—	—	—
Balance as of December 31, 2016	8,180	$82	—	$—	—	$—	$199,919	$—	$1,000	$201,001

	Stockholders' Equity
								Accumulated
	Common Stock						Additional	Deficit and	Non-
	Class A		Class T		Class I		Paid-In	Cumulative	controlling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Distributions	interest	Equity
Balance as of January 1, 2017	8,180	$82	—	$—	—	$—	$199,919	$—	$1,000	$201,001
Common stock	469,222	4,692	225,105	2,252	166,152	1,662	22,037,202	—	—	22,045,808
Distribution reinvestment	1,554	16	547	5	144	1	55,558	—	—	55,580
Offering costs	—	—	—	—	—	—	(1,156,559)	—	—	(1,156,559)
Net income (loss)	—	—	—	—	—	—	—	(1,952,397)	—	(1,952,397)
Distributions declared on common stock	—	—	—	—	—	—	—	(318,139)	—	(318,139)
Balance as of December 31, 2017	478,956	$4,790	225,652	$2,257	166,296	$1,663	$21,136,120	$(2,270,536)	$1,000	$18,875,294

The accompanying notes are an integral part of these consolidated financial statements.

RODIN GLOBAL PROPERTY TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

		For the Period
		February 2, 2016
		(date of initial
	For the	capitalization)
	Year Ended	through
	December 31,	December 31,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$(1,952,397)	$—
Adjustments to reconcile net loss to net cash provided by operating activities:		—
Depreciation and amortization	112,883	—
Amortization of above-market lease intangibles	13,885	—
Amortization of deferred financing costs	3,862	—
Changes in assets and liabilities:		—
(Increase) in prepaid expenses and other assets	(4,325)	—
Increase in accounts payable and accrued expenses	290,071	—
Increase in accrued interest payable	10,779	—
Increase in due to related parties	1,611,190	—
Net cash provided by operating activities	85,948	—
Cash flows from investing activities:
Acquisition of real estate	(8,019,247)	—
Purchase of interest in real estate-related assets	(9,980,000)	—
Proceeds from investment in real estate-related assets	47,562	—
Net cash used in investing activities	(17,951,685)	—
Cash flows from financing activities:
Proceeds from issuance of common stock, net	21,065,082	—
Borrowing from loan payable	4,500,000	—
Payment of deferred financing costs	(81,936)	—
Distributions	(161,385)	—
Net cash provided by financing activities	25,321,761	—
Increase in cash and cash equivalents	7,456,024	—
Cash and cash equivalents, at beginning of period	$201,001	$201,001
Cash and cash equivalents, at end of period	$7,657,025	$201,001
Supplemental disclosure of cash flow information:
Cash paid for interest	$78,535	$—
Non-cash financing activities:
Distributions payable	$101,174	$—
Distribution reinvestment	$55,580	$—

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

On February 2, 2016, the Company was capitalized with a $200,001 investment by the Company’s sponsor, Cantor Fitzgerald Investors, LLC (“CFI”) through the purchase of 8,180 Class A shares of common stock. In addition, a wholly owned subsidiary of CFI, Rodin Global Property Trust OP Holdings, LLC (the “Special Unit Holder”), has invested $1,000 in the Operating Partnership and has been issued a special class of limited partnership units (“Special Units”), which is recorded as a non-controlling interest on the consolidated balance sheet as of December 31, 2017. The Company has registered with the Securities and Exchange Commission (“SEC”) an offering of up to $1.25 billion in shares of common stock, consisting of up to $1.0 billion in shares in the Company’s Initial Public Offering (“IPO”) and up to $250 million in shares pursuant to its distribution reinvestment plan (the “DRP”) (the IPO and the DRP collectively, the “Offering”). On May 18, 2017, the Company satisfied the minimum offering requirement as a result of CFI’s purchase of $2.0 million in Class I shares (the “Minimum Offering Requirement”).

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

As of December 31, 2017, the Company owned one property located in Grand Rapids, Michigan (the “GR Property”), and an interest in a Delaware Statutory Trust (“DST”), which owns seven properties (individually a “DST Property” and collectively the “DST Properties”) through an investment in real estate-related assets controlled and managed by CFI (See Note 3 and Note 6).

The Company is externally managed by Rodin Global Property Advisors, LLC (the “Advisor”), a Delaware limited liability company and wholly owned subsidiary of CFI. CFI is a wholly owned subsidiary of CFIM Holdings, LLC, which is a wholly owned subsidiary of Cantor Fitzgerald, L.P. (“CFLP”).

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements are presented in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, the accompanying consolidated financial statements contain all adjustments and eliminations, consisting only of normal recurring adjustments necessary for a fair presentation in conformity with U.S. GAAP.

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

The Company evaluates all of its significant investments in real estate-related assets to determine if they are VIEs utilizing judgments and estimates that are inherently subjective. If different judgments or estimates were used for these evaluations, it could result in differing conclusions as to whether or not an entity is a VIE and whether or not to consolidate such entity. As of December 31, 2017, the Company concluded that it did have an investment in a VIE and because the Company is not the primary beneficiary, it will not consolidate such entity, as described in further detail in Note 10.

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

Upon the acquisition of real estate properties, the Company allocates the purchase price to acquired tangible assets, consisting of land, buildings and improvements, and to identified intangible assets and liabilities, consisting of the value of above-market leases and the value of in-place leases, based in each case on their respective fair values. The Company utilizes independent appraisals to assist in the determination of the fair values of the tangible assets of an acquired property (which includes land and buildings). The information in the appraisal, along with any additional information available to the Company’s management, is used in estimating the amount of the purchase price that is allocated to land. Other information in the appraisal, such as building value and market rents, may be used by the Company’s management in estimating the allocation of purchase price to the building and to intangible lease assets and liabilities. The appraisal firm has no involvement in management’s allocation decisions other than providing this market information.

RODIN GLOBAL PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate assets may not be recoverable. Impairment indicators that the Company considers include, but are not limited to, bankruptcy or other credit concerns of a property’s major tenant, such as a history of late payments, rental concessions and other factors, a significant decrease in a property’s revenues due to lease terminations, vacancies, co-tenancy clauses, reduced lease rates or other circumstances. When indicators of potential impairment are present, the Company assesses the recoverability of the assets by determining whether the carrying amount of the assets will be recovered through the undiscounted future cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying amount, the Company will adjust the real estate assets to their respective fair values and recognize an impairment loss. Generally, fair value is determined using a discounted cash flow analysis and recent comparable sales transactions. No impairment losses were recorded during the year ended December 31, 2017 after the Company assessed the recoverability of its assets.

Investment in Real Estate-Related Assets

The Company has performed a consolidation analysis in accordance with ASC 810 as described in the “Variable Interest Entities” section of Note 2. The Company has determined, as a result of its analysis, that it is not the primary beneficiary of its investment, therefore has not consolidated the entity.  The Company has appropriately accounted for its investment in real estate related assets, which is controlled and managed by CFI, under the equity method of accounting. Under the equity method, the investment is adjusted each period for capital contributions and distributions and its share of the entity’s net income (loss). Capital contributions, distributions and net income (loss) of such entities are recorded in accordance with the terms of the governing documents. An allocation of net income (loss) may differ from the stated ownership percentage interest in such entity as a result of preferred returns and allocation formulas, if any, as described in such governing documents. Equity method investments are recognized using a cost accumulation model in which the investment is recognized based on the cost to the investor, which includes acquisition related expenses. Investments in real estate-related assets are periodically reviewed for impairment based on projected cash flows from the underlying investment. If an impairment is identified, the carrying value of the investment will be reduced to the anticipated recoverable amount. As of December 31, 2017, no impairment has been identified.

Deferred Financing Costs

Costs incurred in connection with obtaining financing are capitalized and amortized over the term of the related loan on a straight-line basis, which approximates the effective interest method. The carrying value of the deferred financing costs at December 31, 2017 and December 31, 2016 was $78,074 and $0, respectively which is net of accumulated amortization of $3,862 and $0, respectively, and recorded as an offset to the related debt. For the year ended December 31, 2017 and the period February 2, 2016 through December 31, 2016 amortization of deferred financing costs was $3,862 and $0, respectively, and is included in Interest expense on the accompanying statement of operations.

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

RODIN GLOBAL PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Stock Subscriptions Receivable

As prescribed by Accounting Standards Codification (“ASC”) 505, Stock subscriptions receivable represent the purchase of common stock for which the Company has not yet received payment from the purchaser. As of December 31, 2017 and December 31, 2016, the amount of stock subscriptions receivable was $250,760 and $0, respectively. The amount outstanding was received by the Company on January 2, 2018.

Due from Related Party

Due from related party represents amounts owed to the Company by CFI pursuant to the terms of the Sponsor Support Agreement for the reimbursement of selling commissions and marketing fees, which at December 31, 2017 and December 31, 2016 was $12,670 and $0, respectively. The amount outstanding was received by the Company on January 4, 2018.

Due to Related Parties

Due to related parties is comprised of amounts contractually owed by the Company for various services provided to the Company from a related party, which at December 31, 2017 and December 31, 2016 was $2,050,453 and $0, respectively (See Note 9).

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

As of December 31, 2017 and December 31, 2016, the Advisor has incurred Initial O&O Costs on the Company’s behalf of $4,018,575 and $1,376,618, respectively. As of December 31, 2017 and December 31, 2016, the Company is obligated to reimburse the Advisor for Initial O&O costs in the amount of $223,014 and $0, respectively, which is included within Due to related parties in the accompanying consolidated balance sheets. As of December 31, 2017 and December 31, 2016, organizational costs of $4,188 and $0 were expensed and offering costs of $218,826 and $0 were charged to stockholders’ equity. The Company’s reimbursement liability for these amounts will be paid ratably over 36-months beginning on the Escrow Break Anniversary.

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

RODIN GLOBAL PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Earnings Per Share

Basic net income (loss) per share of common stock is determined by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period. All classes of common stock are allocated net income (loss) at the same rate per share.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09 “Revenue from Contracts with Customers (Topic 606).” Beginning January 1, 2018, companies will be required to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and also includes additional disclosure requirements. The new standard can be adopted either retrospectively to prior reporting periods presented or as a cumulative effect adjustment as of the date of adoption. The Company has evaluated the overall impact that ASU 2014-09 will have on the Company’s financial statements. The Company has adopted the standard on its required effective date of January 1, 2017 using the modified retrospective transition method. The adoption of this guidance does not have a material impact on the Company’s consolidated financial statements.

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

The GR Property is 100% leased to Walgreens, which is rated investment grade by Moody’s and Standard & Poor’s. The lease is a triple net lease whereby, in addition to base rent, the lease requires the tenant to pay substantially all operating expenses, including repairs and maintenance, as well as real estate taxes.

The initial term of the lease commenced in 2007 and is 75 years with termination options every 5 years beginning on July 31, 2032.

RODIN GLOBAL PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Investment in real estate, net consisted of the following at December 31, 2017:

December 31, 2017
Building and building improvements	$5,769,179
Land	934,021
Total	6,703,200
Accumulated depreciation	(86,331)
Investment in real estate, net	$6,616,869

Note 4 - Intangibles

The amortization of acquired above-market and/or below-market leases is recorded as an adjustment to rental revenue on the consolidated statements of operations. For the year ended December 31, 2017 and the period February 2, 2016 through December 31, 2016, the amount of such amortization included as a decrease to rental income was approximately $13,885 and $0, respectively. The amortization of in-place leases is recorded as an adjustment to depreciation and amortization expense on the consolidated statements of operations. For the year ended December 31, 2017 and the period February 2, 2016 through December 31, 2016, the amount of such amortization was approximately $26,552 and $0, respectively.

The gross carrying amount and accumulated amortization of the Company’s intangible assets and liabilities consisted of the following

December 31, 2017
Intangible assets:
In-place lease intangibles	$864,148
Above-market lease intangibles	451,899
Total intangible assets	1,316,047
Accumulated amortization:
In-place lease amortization	(26,552)
Above-market lease amortization	(13,885)
Total accumulated amortization	(40,437)
Intangible assets, net	$1,275,610

The estimated future amortization on the Company’s intangibles for each of the next five years and thereafter as of December 31, 2017 is as follows:

Year	In-place Lease Intangibles	Above-market Lease Intangibles	Total
2018	57,932	30,295	88,227
2019	57,932	30,295	88,227
2020	57,932	30,295	88,227
2021	57,932	30,295	88,227
2022	57,932	30,295	88,227
Thereafter	547,936	286,539	834,475
	$837,596	$438,014	$1,275,610

RODIN GLOBAL PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Five Year Minimum Rental Payments

The estimated future minimum rents the Company expects to receive for the GR Property for each of the next five years and thereafter through the end of the primary term as of December 31, 2017 is as follows:

Year	Future Minimum Rents
2018	$500,000
2019	500,000
2020	500,000
2021	500,000
2022	500,000
Thereafter	4,750,000
Total	$7,250,000

Note 6 - Investment in Real Estate-Related Assets

CF Net Lease Portfolio IV DST Interests

During the year ended December 31, 2017, the Company, through its operating partnership, acquired 9,980 beneficial interests (the “Interests”) in the DST, for a purchase price of $9,980,000.  Prior to the acquisition of the Interests, the DST was an indirect wholly-owned subsidiary of CFI.  Each Interest represents a 0.0072214% ownership of the DST and the Interests purchased by the Company represented approximately 72.07% of the DST as of December 31, 2017.

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

The estimated future minimum rents associated with the DST Properties for each of the next five years and through the end of the primary term as of December 31, 2017 is as follows:

Year	Future Minimum Rents
2018	$2,195,958
2019	2,195,958
2020	2,195,958
2021	2,209,683
2022	2,305,756
Thereafter	21,276,365
Total	$32,379,678

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

Note 7 – Loan Payable

On July 11, 2017, in connection with the purchase of the GR Property (refer to Note 3), a wholly-owned subsidiary of the Operating Partnership entered into a loan agreement (the “GR Loan”) with UBS AG with an outstanding principal amount of $4,500,000.  The GR Loan provides for monthly interest payments which accrue through the 10th of each month.  The GR Loan bears interest at an initial fixed rate of 4.1064% per annum through the anticipated repayment date July 6, 2027 and thereafter at a revised interest rate of 3.0% per annum plus the greater of the initial interest rate or the 10 year swap yield through the maturity date June 30, 2032.  As of December 31, 2017 and December 31, 2016, the Company’s Loan payable balance on the consolidated balance sheets totals $4,421,926 and $0, net of deferred financing costs, respectively.  As of December 31, 2017 and December 31, 2016 deferred financing costs totaled $78,074 and $0, net of accumulated amortization of $3,862 and $0, respectively which has been accounted for within Interest expense on the consolidated statements of operations.

RODIN GLOBAL PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information on the Company’s Loan payable as of December 31, 2017 is as follows:

Description	Amount
Principal amount of loan	$4,500,000
Less: Deferred financing costs, net of accumulated amortization of $3,862	(78,074)
Loan payable, net of deferred financing costs	$4,421,926

For the year ended December 31, 2017 and for the period February 2, 2016 through December 31, 2016, the Company incurred $89,314 and $0, respectively, of interest expense which is included within Interest expense on the consolidated statements of operations. As of December 31, 2017, $10,779 remains unpaid and is recorded as Accrued interest payable on the Company’s consolidated balance sheet.

The following table presents the future principal payment due under the Company’s GR Loan agreement as of December 31, 2017:

Year	Amount
2018	$—
2019	—
2020	—
2021	—
2022	—
Thereafter	4,500,000
Total	$4,500,000

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

The Company determines its net asset value as of the end of each quarter, as the Minimum Offering Requirement of $2.0 million has been satisfied. Net Asset Value (“NAV”), as defined, is consistent with the Company’s prospectus and excludes any Initial O&O costs, with such costs to be reflected in the Company’s NAV to the extent the Company reimburses the Advisor for these costs. As of December 31, 2017, the per share purchase price for shares of common stock in the IPO was $26.20 per Class A share, $25.39 per Class T share, and $24.89 per Class I share. The price for each class of shares of common stock in the Company’s DRP was $24.89. The Company’s board of directors adjusts the offering prices of each class of shares such that the purchase price per share for each class equals the NAV per share as of the most recent valuation date, as determined on a quarterly basis, plus applicable upfront selling commissions and dealer manager fees, less applicable support from CFI of a portion of selling commissions and dealer manager fees (as described below).

The Company’s shares of common stock consist of Class A shares, Class T shares and Class I shares, all of which are collectively referred to herein as shares of common stock. As of December 31, 2017, the Company’s total number of authorized common shares was 400,000,000, consisting of 160,000,000 of Class A authorized common shares, 200,000,000 of Class T authorized common shares and 40,000,000 of Class I authorized common shares. The Company has the right to reallocate the shares of common stock offered between the Company’s IPO and the Company’s DRP. The Class A shares, Class T shares and Class I shares have identical rights and privileges, including identical voting rights, but have different upfront selling commissions and dealer manager fees and the Class T shares have an ongoing distribution fee. The per share amount of distributions on Class T shares is lower than the per share amount of distributions on Class A shares and Class I shares because of the on-going distribution fee that is payable with respect to Class T shares sold in the IPO.

RODIN GLOBAL PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of December 31, 2017, the Company had sold 862,724 shares of its common stock (consisting of 470,776 Class A shares, 225,652 Class T shares and 166,296 Class I shares) in the Offering for aggregate net proceeds of $21,170,478. As of December 31, 2016, the Offering had not commenced, therefore, 0 shares of common stock were sold in the Offering and the Company received aggregate net proceeds of $0.

Distributions

The Company’s board of directors has authorized, and the Company has declared, distributions for the period from July 11, 2017 to May 2018, in an amount equal to $0.004253787 per day per share of Class A common stock, Class I common stock and Class T common stock, less, for holders of the shares of Class T common stock, the distribution fees that are payable with respect to shares of Class T common stock. The distributions are payable by the 5th business day following each month end to stockholders of record at the close of business each day during the prior month.

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

To ensure that the Company has sufficient funds to cover cash distributions authorized and declared during the Offering, the Company and CFI entered into a distribution support agreement. The terms of the agreement provide that in the event that cash distributions exceed modified funds from operations (“MFFO”), defined as a supplemental measure to reflect the operating performance of a non-traded REIT, for any calendar quarter through March 23, 2019, CFI shall purchase Class I shares from the Company in an amount equal to the distribution shortfall, up to $5 million (less the amount from any shares purchased by CFI in order to satisfy the Minimum Offering Requirement).

As of December 31, 2017, the Company has declared distributions of $318,139, of which $101,174 remains payable and has been recorded as distribution payable on the accompanying consolidated balance sheet. All of the unpaid distributions as of December 31, 2017 were paid on January 10, 2018. As of December 31, 2017, distributions reinvested pursuant to the Company’s DRP are $55,580.

RODIN GLOBAL PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company has not received any requests to repurchase any shares of common stock as of December 31, 2017.

Non-controlling Interest

The Special Unit Holder has invested $1,000 in the Operating Partnership and has been issued a special class of limited partnership units as part of the overall consideration for the services to be provided by the advisor. This investment has been recorded as non-controlling interest on the consolidated balance sheets as of December 31, 2017 and December 31, 2016, respectively.

Note 9 – Related Party Transactions

DST Interests

During the year ended December 31, 2017, the Company, through its operating partnership, acquired 9,980 of the Interests in the DST, a Delaware statutory trust, which is controlled and managed by CFI, for a purchase price of $9,980,000. Prior to the acquisition of the Interests, the DST was an indirect wholly-owned subsidiary of CFI.

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

Organization and Offering Expenses. The Company will reimburse the Advisor and its affiliates for organization and offering costs it incurs on the Company’s behalf but only to the extent that the reimbursement does not cause the selling commissions, the dealer manager fee and the other organization and offering expenses borne by the Company to exceed 15.0% of gross offering proceeds of the IPO as of the date of the reimbursement. If the Company raises the maximum offering amount in the IPO and under the DRP, the Company estimates organization and offering expenses (other than upfront selling commissions, dealer manager fees and distribution fees), in the aggregate, to be 1% of gross offering proceeds of the IPO. These organization and offering costs include all costs (other than upfront selling commissions, dealer manager fees and distribution fees) to be paid by the Company in connection with the initial set up of the organization of the Company as well as the Offering, including legal, accounting, printing, mailing and filing fees, charges of the transfer agent, charges of the Advisor for administrative services related to the issuance of shares in the Offering, reimbursement of bona fide due diligence expenses of broker-dealers, and reimbursement of the Advisor for costs in connection with preparing supplemental sales materials. The Advisor has agreed to advance all of the organization and offering expenses on the Company’s behalf (other than selling commissions, dealer manager fees and distribution fees) through the Escrow Break Anniversary. The Company will reimburse the Advisor for such costs ratably over the 36 months following the Escrow Break Anniversary; provided that the Company will not be obligated to reimburse any amounts that as a result of such payment would cause the aggregate payments for organization and offering costs paid to the Advisor to exceed 1% of gross offering proceeds of the IPO as of such reimbursement date. For purposes of calculating the NAV, the organization and offering costs paid by the Advisor through the Escrow Break Anniversary will not be reflected in the NAV until the Company reimburses the Advisor for these costs. As of December 31, 2017 and December 31, 2016, the Advisor had incurred $4,018,575 and $1,376,618, respectively, of organization and offering costs (other than upfront selling commissions, dealer manager fees and distribution fees) on behalf of the Company. The amount the Company is liable for is limited to 1% of gross offering proceeds of the IPO, which at December 31, 2017 and December 31, 2016 is $223,014 and $0, respectively, and is included within Due to related parties in the accompanying consolidated balance sheets. As of December 31, 2017 and December 31, 2016, organizational costs of $4,188 and $0 were expensed and offering costs of $218,826 and $0 were charged to stockholders’ equity. The Company’s reimbursement liability for these amounts will be paid ratably over 36-months beginning on the Escrow Break Anniversary.

RODIN GLOBAL PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Acquisition Expenses. The Company does not intend to pay the Advisor any acquisition fees in connection with making investments. The Company will, however, provide reimbursement of customary acquisition expenses (including expenses relating to potential investments that the Company does not close), such as legal fees and expenses (including fees of in-house counsel of affiliates and other affiliated service providers that provide resources to the Company), costs of due diligence (including, as necessary, updated appraisals, surveys and environmental site assessments), travel and communication expenses, accounting fees and expenses and other closing costs and miscellaneous expenses relating to the acquisition or origination of the Company’s investments. While most of the acquisition expenses are expected to be paid to third parties, a portion of the out-of-pocket acquisition expenses may be paid or reimbursed to the Advisor or its affiliates. The Advisor has not incurred any reimbursable acquisition expenses on behalf of the Company for the year ended December 31, 2017 and the period February 2, 2016 through December 31, 2016.

Distribution Fees. Distribution fees are payable to the Dealer Manager with respect to the Company’s Class T shares only, all or a portion of which may be re-allowed by the Dealer Manager to participating broker-dealers. The distribution fees accrue daily and are calculated on outstanding Class T shares issued in the IPO in an amount equal to 1.0% per annum of (i) the gross offering price per Class T share in the IPO, or (ii) if the Company is no longer offering shares in a public offering, the most recently published per share NAV of Class T shares. The distribution fee will be payable monthly in arrears and will be paid on a continuous basis from year to year. As of December 31, 2017, the Company has paid distribution fees of $6,889. As of December 31, 2017 the Company has incurred a liability of $220,437 which is included within Due to related parties on the consolidated balance sheets, $4,396 of which was due as of December 31, 2017 and paid on January 10, 2018.  As of December 31, 2016, the amount of distribution fees accrued by the Company was $0.

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

Asset Management Fees. Asset management fees are due to the Advisor and consist of monthly fees equal to one-twelfth of 1.25% of the cost of the Company’s investments at the end of each month. In the case of investments made through joint ventures, the asset management fee will be determined based on the Company’s proportionate share of the underlying investment. For the year ended December 31, 2017, the Company incurred $123,960 in asset management fees, $34,092 of which remains unpaid and is included with Due to related parties in the accompanying consolidated balance sheet. The asset management fee is included within Management fees on the consolidated statement of operations. There were no such amounts incurred during the period February 2, 2016 through December 31, 2016.

Other Operating Expenses. The Company will reimburse the Advisor’s costs of providing administrative services, subject to the limitation that the Company generally will not reimburse the Advisor for any amount by which the total operating expenses at the end of the four preceding fiscal quarters exceeds the greater of (i) 2.0% of average invested assets (as defined in the advisory agreement) and (ii) 25.0% of net income other than any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of investments for that period. After the end of any fiscal quarter for which the total operating expenses exceed this 2%/25% limitation for the four fiscal quarters then ended, if the Company’s independent directors exercise their right to conclude that this excess was justified, this fact will be disclosed in writing to the holders of shares of the Company’s common stock within 60 days. If the independent directors do not determine such excess expenses are justified, the Advisor is required to reimburse the Company, at the end of the four preceding fiscal quarters, by the amount that the Company’s aggregate annual total operating expenses paid or incurred exceed this 2%/25% limitation. The 2%/25% limitation does not become effective until July 1, 2018.

RODIN GLOBAL PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the year ended December 31, 2017 and for the period February 2, 2016 through December 31, 2016, the Company has incurred operating expenses of $1,569,362 and $0, respectively, as a result of reimbursement to the Advisor as described above. These expenses are included within General and administrative expenses on the accompanying consolidated statement of operations. These expenses include personnel and related employment costs incurred by the Advisor or its Affiliates in performing the services described in the advisory agreement, including but not limited to reasonable salaries and wages, benefits and overhead of all employees directly involved in the performance of such services. The Company is not obligated to reimburse the Advisor for costs of such employees of the Advisor or its affiliates to the extent that such employees (A) perform services for which the Advisor receives acquisition fees or disposition fees or (B) serve as executive officers of the Company. At December 31, 2017, all of these expenses remain unpaid and are included within Due to related parties on the consolidated balance sheet.

Property Management and Oversight Fees. If the Advisor or an affiliate is a property manager with respect to a particular property, the Company will pay property management fees of 1.5% of gross revenues received for management of the Company’s properties located in the U.S. and 2.0% of gross revenues received for management of the Company’s properties located outside of the U.S. For services in overseeing property management services provided by any person or entity that is not an affiliate of the Advisor, the Company will pay the Advisor or an affiliate an oversight fee equal to 1.0% of the gross revenues of the property managed. Neither the Advisor nor its affiliates will be paid an oversight fee if the Company contracts with a third party to provide property management services for fees greater than (i) 1.5% of gross revenues received for management of the Company’s properties located in the U.S. or (ii) 2.0% of gross revenues received for management of the Company’s properties located outside of the U.S. For the year ended December 31, 2017, the Company incurred property management fees of $3,548, which is included within Management fees on the consolidated statement of operations. The Property management fee is unpaid and is included with Due to related parties in the accompanying consolidated balance sheet at December 31, 2017. There were no such amounts incurred during the period February 2, 2016 through December 31, 2016.

Leasing Commissions. If the Advisor or an affiliate is the Company’s primary leasing agent, then the Company will pay customary leasing fees in amount that is usual and customary in that geographic area for that type of property. For the year ended December 31, 2017 and the period February 2, 2016 through December 31, 2016, no such amounts have been incurred by the Company.

Refinancing Coordination Fee. If the Advisor provides services in connection with the refinancing of any debt that the Company obtains and uses to finance properties or other permitted investments, or refinancing of any debt that is assumed, directly or indirectly, in connection with the acquisition of properties or other permitted investments, the Company will pay the Advisor a refinancing coordination fee equal to 0.75% of the amount available or outstanding under such refinancing or assumed debt. Refinancing shall also include restructuring, workouts or other recapitalization of any debt. As of December 31, 2017 and December 31, 2016, no such amounts have been incurred by the Company.

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

The Company will not pay a disposition fee upon the maturity, prepayment, workout, modification or extension of a debt investment unless there is a corresponding fee paid by the borrower, in which case the disposition fee will be the lesser of: (i) 1.0% of the principal amount of the debt prior to such transaction; or (ii) the amount of the fee paid by the borrower in connection with such transaction. For the year ended December 31, 2017 and the period February 2, 2016 through December 31, 2016, no such amounts have been incurred by the Company.

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

RODIN GLOBAL PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2017, the likelihood, probability and timing of each of the possible occurrences or events listed in the preceding sentences (i) and (ii) in this paragraph are individually and collectively uncertain. Additionally, whether or not the Company will have fully invested the proceeds from the Offering and also whether the Company’s stockholders will have received, or are deemed to have received, in the aggregate, cumulative distributions equal to their invested capital plus a 6% cumulative, non-compound annual pre-tax return on such invested capital at the time of any such occurrence or event is also uncertain. As of December 31, 2017, CFI has paid Sponsor Support totaling $708,833 which will be subject to reimbursement by the Company to CFI in the event of these highly conditional circumstances. The following summarizes these fees:

Selling Commissions. Selling commissions payable to the Dealer Manager consist of (i) up to 1.0% of gross offering proceeds paid by CFI for Class A shares and Class T shares and (ii) up to 5.0% and 2.0% of gross offering proceeds from the sale of Class A shares and Class T shares, respectively, in the IPO. All or a portion of such selling commissions may be re-allowed to participating broker-dealers. No selling commissions will be payable with respect to Class I shares. For the year ended December 31, 2017, the Company incurred $887,895 of selling commissions, which is included within Additional paid-in capital on the consolidated balance sheet. At December 31, 2017, $177,423 of Sponsor Support has been recorded and $171,729 has been reimbursed by CFI. On January 4, 2018, the Company received the remaining Sponsor Support payment due of $5,694 related to the year ended December 31, 2017. There were no such amounts incurred during the period February 2, 2016 through December 31, 2016.

Dealer Manager Fees. Dealer manager fees payable to the Dealer Manager consist of up to 3.0% of gross offering proceeds from the sale of Class A shares and Class T shares sold in the IPO and up to 1.5% of gross offering proceeds from the sale of Class I shares sold in the IPO, all of which will be paid by CFI. A portion of such dealer manager fees may be re-allowed to participating broker-dealers as a marketing fee. For the year ended December 31, 2017, the Company recorded $544,079 of dealer manager fees, which is included within Additional paid-in capital on the consolidated balance sheet. All of the Sponsor Support related to dealer manager fees has been recorded and $537,103 has been reimbursed by CFI as of December 31, 2017. On January 4, 2018, the Company received the remaining Sponsor Support payment due of $6,976 related to the year ended December 31, 2017 as it relates to dealer manager fees. There were no such amounts incurred during the period February 2, 2016 through December 31, 2016.

The following table summarizes the above mentioned fees and expenses incurred by the Company for the year ended December 31, 2017 and for the period February 2, 2016 through December 31, 2016:

		Due to related parties as of	Year ended December 31, 2017		Due to related parties as of
Type of Fee or Reimbursement	Financial Statement Location	December 31, 2016	Incurred	Paid	December 31, 2017
Management Fees
Asset management fees	Management fees	$—	$123,960	$89,868	$34,092
Property management and oversight fees	Management fees	—	3,548	—	3,548
Organization, Offering and Operating Expense Reimbursements
Operating expenses	General and administrative expenses	—	1,569,362	—	1,569,362
Organization expenses	General and administrative expenses	—	4,188	—	4,188
Offering costs	Additional paid-in capital	—	218,826	—	218,826
Commissions and Fees
Selling commissions and dealer manager fees, net	Additional paid-in capital	—	710,472	710,472	—
Distribution fees	Additional paid-in capital	—	227,326	6,889	220,437
Total		$—	$2,857,682	$807,229	$2,050,453

RODIN GLOBAL PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 - Variable Interest Entities

As of December 31, 2017, the Company has identified a VIE, in which the Company has determined itself not to be the primary beneficiary, as CFI manages and controls the VIE. Therefore, the Company has not consolidated such VIE. As of December 31, 2017, the Company’s maximum exposure to loss from its interest in a VIE includes $9,932,438 related to the investment in real estate-related assets.

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

Note 12 – Commitments and Contingencies

As of December 31, 2017 and December 31, 2016, the Company was not subject to litigation nor was the Company aware of any material litigation pending against it.

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

The following describes the methods the Company uses to estimate the fair value of the Company’s financial assets and liabilities:

Loan payable — The fair value is estimated by discounting the expected cash flows based on estimated borrowing rates available to the Company as of the measurement date. The current period liabilities’ carrying and fair values exclude net deferred financing costs. These financial instruments are valued using Level 2 inputs. As of December 31, 2017, the estimated fair value of the Company’s debt is $4,525,211 (excluding deferred financing costs). The Company did not have any outstanding debt at December 31, 2016.

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

RODIN GLOBAL PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 – Subsequent Events

Additional Purchase of Interest in Real Estate-Related Assets

On January 19, 2018, the Company purchased 2,500 additional interests in the DST from a subsidiary owned by CFI totaling $2,500,000. As of March 29, 2018, the Company’s interest in the DST was 90.12%.

Daimler Trucks North America Office Building – Fort Mill, South Carolina

On February 1, 2018, the Company, through its Operating Partnership, acquired, together with a subsidiary of CFI, an office building (the “FM Property”) located in Fort Mill, South Carolina at a contract purchase price of $40,000,000, exclusive of closing costs. The fee simple interest in the FM Property is held by a single purpose limited liability company (the “SPE”) of which the Company owned, at closing, 44.4% of the membership interests and CFI owned 55.6% of the membership interests. The FM Property was acquired from LIC Charlotte Office Building, Inc. (the “Seller”). Seller is a third party and not affiliated with the Company or CFI.

The FM Property is 100% leased to Daimler Trucks North America, LLC, a subsidiary of Daimler AG. The lease is net whereby the tenant is responsible for operating expenses, real estate taxes, insurance, repairs, maintenance and capital expenditures (excluding roof, structure and certain HVAC items), in addition to base rent.

On February 1, 2018, in connection with the purchase of the FM Property, the SPE entered into a loan agreement (the “FM Loan”) with UBS AG with an outstanding principal amount of $21,000,000. The FM Loan provides for monthly interest payments and bears interest at an initial fixed rate of 4.4329% per annum.

Subsequent to February 1, 2018 the Company purchased additional interests in the SPE totaling $6,300,000 on February 9, 2018 ($2.0M), February 26, 2018 ($1.5M), March 16, 2018 ($1.8M), and March 27, 2018 ($1.0M).

As of March 29, 2018, the Company’s interest in the SPE was 77.36%.

Status of the Offering

As of March 28, 2018, the Company had sold an aggregate of 1,298,356 shares of its common stock (consisting of 741,366 Class A shares, 362,317 Class T shares, and 194,673 Class I shares) in the Offering resulting in net proceeds of $31,904,245 to the Company as payment for such shares.

Distributions

On February 14, 2018, the Company’s board of directors authorized, and the Company declared, distributions for the period from February 15, 2018 to May 14, 2018, in an amount equal to $0.004253787 per day (or approximately $1.55 on an annual basis) per share of Class A common stock, Class I common stock and Class T common stock, less, for holders of the shares of Class T common stock, the distribution fees that are payable with respect to shares of Class T common stock. The distributions are payable by the 5th business day following each month end to stockholders of record at the close of business each day during the prior month.

Advisory Agreement Renewal

In March 2018, the advisory agreement was renewed for an additional one-year term commencing on March 23, 2018, with terms identical to those in effect through March 23, 2018.