Form 10-Q
period 2018-03-31
RODIN GLOBAL PROPERTY TRUST, INC.
filed 2018-05-15
CIK 1666244

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of May 14, 2018, the registrant had 1,067,522 Class A shares, 231,830 Class I shares, and 430,614 Class T shares of $0.01 par value common stock outstanding.

RODIN GLOBAL PROPERTY TRUST, INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

RODIN GLOBAL PROPERTY TRUST, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2018	December 31, 2017
Assets
Investment in real estate, net of accumulated depreciation of $133,421 and $86,331, respectively	$6,569,779	$6,616,869
Investments in real estate-related assets	27,171,185	9,932,438
Intangible assets, net of accumulated amortization of $62,494 and $40,437, respectively	1,253,553	1,275,610
Cash and cash equivalents	1,096,922	7,657,025
Stock subscriptions receivable	300,960	250,760
Prepaid expenses and other assets	108,806	4,325
Due from related party	197,270	12,670
Total assets	$36,698,475	$25,749,697
Liabilities and Equity
Liabilities
Loan payable, net of deferred financing costs of $76,025 and $78,074, respectively	$4,423,975	$4,421,926
Accounts payable and accrued expenses	549,945	290,071
Accrued interest payable	10,779	10,779
Distributions payable	156,897	101,174
Due to related parties	2,931,784	2,050,453
Total liabilities	8,073,380	6,874,403
Stockholders' equity
Controlling interest
Preferred stock, $0.01 par value per share, 50,000,000 shares authorized, and 0 issued and outstanding at March 31, 2018 and December 31, 2017, respectively	—	—
Class A common stock, $0.01 par value per share, 160,000,000 shares authorized, 759,343 and 478,956 issued and outstanding at March 31, 2018 and December 31, 2017, respectively	7,591	4,790
Class T common stock, $0.01 par value per share, 200,000,000 shares authorized, 364,872 and 225,652 issued and outstanding at March 31, 2018 and December 31, 2017, respectively	3,649	2,257
Class I common stock, $0.01 par value per share, 40,000,000 shares authorized, 194,673 and 166,296 issued and outstanding at March 31, 2018 and December 31, 2017, respectively	1,947	1,663
Additional paid-in capital	32,041,640	21,136,120
Accumulated deficit and cumulative distributions	(3,430,732)	(2,270,536)
Total controlling interest	28,624,095	18,874,294
Non-controlling interests in subsidiaries	1,000	1,000
Total stockholders' equity	28,625,095	18,875,294
Total liabilities and stockholders' equity	$36,698,475	$25,749,697

See accompanying notes to consolidated financial statements

RODIN GLOBAL PROPERTY TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months
	Ended March 31,
	2018	2017
Revenues:
Rental revenues	$117,426	$—
Total revenues	117,426	—
Operating expenses:
General and administrative expenses	929,999	—
Depreciation and amortization	61,573	—
Management fees	—	—
Total operating expenses	991,572	—
Other income (expense):
Income from investments in real estate-related assets	166,960	—
Interest expense	(48,246)	—
Total other income (expense)	118,714	—
Net income (loss)	(755,432)	—
Net income (loss) attributable to non-controlling interest	—	—
Net income (loss) attributable to common stockholders	$(755,432)	$—
Weighted average shares outstanding	1,109,043	8,180
Net income (loss) per common share - basic and diluted	$(0.68)	$—

See accompanying notes to consolidated financial statements

RODIN GLOBAL PROPERTY TRUST, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

	Stockholders' Equity
								Accumulated
	Common Stock						Additional	Deficit and	Non-
	Class A		Class T		Class I		Paid-In	Cumulative	controlling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Distributions	interest	Equity
Balance as of January 1, 2017	8,180	$82	—	$—	—	$—	$199,919	$—	$1,000	$201,001
Common stock	469,222	4,692	225,105	2,252	166,152	1,662	22,037,202	—	—	22,045,808
Distribution reinvestment	1,554	16	547	5	144	1	55,558	—	—	55,580
Offering costs	—	—	—	—	—	—	(1,156,559)	—	—	(1,156,559)
Net income (loss)	—	—	—	—	—	—	—	(1,952,397)	—	(1,952,397)
Distributions declared on common stock	—	—	—	—	—	—	—	(318,139)	—	(318,139)
Balance as of December 31, 2017	478,956	$4,790	225,652	$2,257	166,296	$1,663	$21,136,120	$(2,270,536)	$1,000	$18,875,294

	Stockholders' Equity
								Accumulated
	Common Stock						Additional	Deficit and	Non-
	Class A		Class T		Class I		Paid-In	Cumulative	controlling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Distributions	interest	Equity
Balance as of January 1, 2018	478,956	$4,790	225,652	$2,257	166,296	$1,663	$21,136,120	$(2,270,536)	$1,000	$18,875,294
Common stock	277,143	2,769	137,649	1,376	28,170	281	11,448,511	—	—	11,452,937
Distribution reinvestment	3,244	32	1,571	16	207	3	125,055	—	—	125,106
Offering costs	—	—	—	—	—	—	(668,046)	—	—	(668,046)
Net income (loss)	—	—	—	—	—	—	—	(755,432)	—	(755,432)
Distributions declared on common stock	—	—	—	—	—	—	—	(404,764)	—	(404,764)
Balance as of March 31, 2018	759,343	$7,591	364,872	$3,649	194,673	$1,947	$32,041,640	$(3,430,732)	$1,000	$28,625,095

See accompanying notes to consolidated financial statements

RODIN GLOBAL PROPERTY TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months
	Ended March 31,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$(755,432)	$—
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	61,573	—
Amortization of above-market lease intangibles	7,574	—
Amortization of deferred financing costs	2,049	—
Changes in assets and liabilities:		—
(Increase) in prepaid expenses and other assets	(104,481)	—
(Increase) in due from related party	(185,836)
Increase in accounts payable and accrued expenses	259,874	—
Increase in due to related parties	646,923	—
Net cash used in operating activities	(67,756)	—
Cash flows from investing activities:
Purchase of interest in real estate-related assets	(17,293,930)	—
Proceeds from investments in real estate-related assets	55,183	—
Net cash used in investing activities	(17,238,747)	—
Cash flows from financing activities:
Proceeds from issuance of common stock, net	10,970,335	—
Distributions	(223,935)	—
Net cash provided by financing activities	10,746,400	—
Decrease in cash and cash equivalents	(6,560,103)	—
Cash and cash equivalents, at beginning of period	$7,657,025	$201,001
Cash and cash equivalents, at end of period	$1,096,922	$201,001
Supplemental disclosure of cash flow information:
Cash paid for interest	$46,197	$—
Non-cash financing activities:
Distributions payable	$55,723	$—
Distribution reinvestment	$125,106	$—

See accompanying notes to consolidated financial statements

RODIN GLOBAL PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Organization and Business Purpose

Rodin Global Property Trust, Inc. (the “Company”) was formed on February 2, 2016 as a Maryland corporation that has elected and qualified to be taxed as a real estate investment trust (“REIT”) for United States (“U.S.”) federal income tax purposes beginning with the taxable year ending December 31, 2017. The Company’s consolidated financial statements include Rodin Global Property Trust Operating Partnership, L.P. (the “Operating Partnership”) and its operating subsidiaries. Substantially all of the Company’s business is expected to be conducted through the Operating Partnership, a Delaware partnership formed on February 11, 2016. The Company is the sole general and limited partner of the Operating Partnership. Unless the context otherwise requires, the “Company” refers to the Company and the Operating Partnership.

On February 2, 2016, the Company was capitalized with a $200,001 investment by the Company’s sponsor, Cantor Fitzgerald Investors, LLC (“CFI”) through the purchase of 8,180 Class A shares of common stock. In addition, a wholly owned subsidiary of CFI, Rodin Global Property Trust OP Holdings, LLC (the “Special Unit Holder”), has invested $1,000 in the Operating Partnership and has been issued a special class of limited partnership units (“Special Units”), which is recorded as a non-controlling interest on the consolidated balance sheet as of March 31, 2018. The Company has registered with the Securities and Exchange Commission (“SEC”) an offering of up to $1.25 billion in shares of common stock, consisting of up to $1.0 billion in shares in the Company’s primary offering (the “Primary Offering”) and up to $250 million in shares pursuant to its distribution reinvestment plan (the “DRP”, and together with the Primary Offering, the “Offering”). On May 18, 2017, the Company satisfied the minimum offering requirement as a result of CFI’s purchase of $2.0 million in Class I shares (the “Minimum Offering Requirement”).

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

As of March 31, 2018, the Company owned the following investments:

•	One property located in Grand Rapids, Michigan (the “GR Property”) (See Note 3).
•

An interest in a Delaware Statutory Trust (“DST”), which owns seven properties (individually a “DST Property” and collectively the “DST Properties”) through an investment in real estate-related assets controlled and managed by CFI (See Note 6).

•	An interest in an office building located in Fort Mill, South Carolina (the “FM Property”) through an investment in real estate-related assets controlled and managed by CFI (See Note 6).

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the balance sheet. Management believes that the estimates utilized in preparing the consolidated financial statements are reasonable. As such, actual results could differ from those estimates.

RODIN GLOBAL PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, the Operating Partnership and any single member limited liability companies or other entities which are consolidated in accordance with U.S. GAAP. The Company consolidates Variable Interest Entities (“VIE”) where it is the primary beneficiary and voting interest entities which are generally majority owned or otherwise controlled by the Company. All intercompany balances are eliminated in consolidation.

Variable Interest Entities

The Company determines if an entity is a VIE in accordance with U.S. GAAP. For an entity in which the Company has acquired an interest, the entity will be considered a VIE if both of the following characteristics are not met: 1) the equity investors in the entity have the characteristics of a controlling financial interest and 2) the equity investors’ total investment at risk is sufficient to finance the entity’s activities without additional subordinated financial support. The Company makes judgments regarding the sufficiency of the equity at risk based first on a qualitative analysis, then a quantitative analysis, if necessary. A qualitative analysis is generally based on a review of the design of the entity, including its control structure and decision-making abilities, and also its financial structure. In a quantitative analysis, the Company would incorporate various estimates, including estimated future cash flows, assumed hold periods and capitalization or discount rates.

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

The Company evaluates all of its investments in real estate-related assets to determine if they are VIEs utilizing judgments and estimates that are inherently subjective. If different judgments or estimates were used for these evaluations, it could result in differing conclusions as to whether or not an entity is a VIE and whether or not to consolidate such entity. As of March 31, 2018, the Company concluded that it did have investments in VIE’s and because the Company is not the primary beneficiary, it will not consolidate such entities, as described in further detail in Note 10.

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

Investment in Real Estate, net

Real estate assets are stated at cost, less accumulated depreciation and amortization. Amounts capitalized to real estate assets consist of the costs of acquisition, including certain acquisition-related expenses, major improvements and betterments that extend the useful life of the real estate assets and leasing costs. All repairs and maintenance costs are expensed as incurred. The Company accounts for its acquisitions (or disposals) of assets or businesses in accordance with Accounting Standards Codification (“ASC”) 805.

RODIN GLOBAL PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The determination of the fair values of the real estate assets and liabilities acquired requires the use of assumptions with regard to the current market rental rates, rental growth rates, capitalization and discount rates, interest rates and other variables. The use of alternative estimates may result in a different allocation of the Company’s purchase price, which could materially impact the Company’s results of operations.

The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate assets may not be recoverable. Impairment indicators that the Company considers include, but are not limited to, bankruptcy or other credit concerns of a property’s major tenant, such as a history of late payments, rental concessions and other factors, a significant decrease in a property’s revenues due to lease terminations, vacancies, co-tenancy clauses, reduced lease rates or other circumstances. When indicators of potential impairment are present, the Company assesses the recoverability of the assets by determining whether the carrying amount of the assets will be recovered through the undiscounted future cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying amount, the Company will adjust the real estate assets to their respective fair values and recognize an impairment loss. Generally, fair value is determined using a discounted cash flow analysis and recent comparable sales transactions. No impairment losses were recorded during the three months ended March 31, 2018 or during the year ended December 31, 2017 after the Company assessed the recoverability of its assets.

Investments in Real Estate-Related Assets

The Company has performed a consolidation analysis in accordance with ASC 810 as described in the “Variable Interest Entities” section of Note 2. The Company has determined, as a result of its analysis, that it is not the primary beneficiary of its investments, therefore has not consolidated the entities.  The Company has accounted for its investments in real estate related assets, which are controlled and managed by CFI, under the equity method of accounting. Under the equity method, the investment is adjusted each period for capital contributions and distributions and its share of the entity’s net income (loss). Capital contributions, distributions and net income (loss) of such entities are recorded in accordance with the terms of the governing documents. An allocation of net income (loss) may differ from the stated ownership percentage interest in such entity as a result of preferred returns and allocation formulas, if any, as described in such governing documents. Equity method investments are accounted for in accordance with ASC 323. Investments in real estate-related assets are periodically reviewed for impairment based on projected cash flows from the underlying investment. If an impairment is identified, the carrying value of the investment will be reduced to the anticipated recoverable amount. As of March 31, 2018, no impairment has been identified.

Deferred Financing Costs

Costs incurred in connection with obtaining financing are capitalized and amortized over the term of the related loan on a straight-line basis, which approximates the effective interest method. The carrying value of the deferred financing costs at March 31, 2018 and December 31, 2017 was $76,025 and $78,074, respectively which is net of accumulated amortization of  $5,911 and $3,862, respectively, and recorded as an offset to the related debt. For the three months ended March 31, 2018 and the three months ended March 31, 2017, amortization of deferred financing costs was $2,049 and $0, respectively, and is included in Interest expense on the accompanying consolidated statement of operations.

RODIN GLOBAL PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The GR Property and DST Properties are 100% leased to Walgreen Co. (“Walgreens”), a subsidiary of Walgreens Boots Alliance Inc. (NASDAQ: WBA). The FM Property is 100% leased to Daimler Trucks North America, LLC, (“Daimler”), a subsidiary of Daimler AG. If Walgreens or Daimler were to default on their obligations subject to each lease, such action could negatively affect returns at the portfolio level. The Company believes it mitigates this risk by employing a comprehensive set of controls around acquisitions which include detailed due diligence of all lessees. In addition, the company monitors published credit ratings of its tenants, when available.

Stock Subscriptions Receivable

As prescribed by ASC 505, Stock subscriptions receivable represent the purchase of common stock for which the Company has not yet received payment from the purchaser. As of March 31, 2018 and December 31, 2017, the amount of stock subscriptions receivable was $300,960 and $250,760, respectively. The amounts outstanding at March 31, 2018 and December 31, 2017 were received by the Company during April 2018 and January 2018, respectively.

Due from Related Party

Due from related party includes amounts owed to the Company by CFI pursuant to the terms of the Sponsor Support Agreement for the reimbursement of selling commissions and marketing fees, which at March 31, 2018 and December 31, 2017 was $11,435 and $12,670, respectively. The amounts of Sponsor Support outstanding at March 31, 2018 and December 31, 2017 were received by the Company during April 2018 and January 2018, respectively. Due from related party also includes certain fees and expenses reimbursable from the Advisor in the amount of $185,835 and $0 at March 31, 2018 and December 31, 2017, respectively.

Due to Related Parties

Due to related parties is comprised of amounts contractually owed by the Company for various services provided to the Company from a related party, which at March 31, 2018 and December 31, 2017 was $2,931,784 and $2,050,453, respectively (See Note 9).

Organization and Offering Costs

The Advisor has agreed to pay, on behalf of the Company, all organizational and offering costs (including legal, accounting, and other costs attributable to the Company’s organization and offering, but excluding upfront selling commissions, dealer manager fees and distribution fees) (“Initial O&O Costs”) through the first anniversary of the date on which the Company satisfies the Minimum Offering Requirement, which will be May 18, 2018 (the “Escrow Break Anniversary”). Following the Escrow Break Anniversary, the Company will reimburse the Advisor for payment of organization and offering costs ratably over a 36-month period; provided, however, that the Company shall not be obligated to pay any amounts that as a result of such payment would cause the aggregate payments for organization and offering costs (less selling commissions, dealer manager fees and distribution fees) paid to the Advisor to exceed 1% of gross proceeds of the Offering, as of such payment date. Any amounts not reimbursed in any period shall be included in determining any reimbursement liability for a subsequent period.

RODIN GLOBAL PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of March 31, 2018 and December 31, 2017, the Advisor has incurred Initial O&O Costs on the Company’s behalf of $4,930,565 and $4,018,575, respectively. As of March 31, 2018 and December 31, 2017, the Company is obligated to reimburse the Advisor for Initial O&O costs in the amount of $334,987 and $223,014, respectively, which is included within Due to related parties in the accompanying consolidated balance sheets. As of March 31, 2018 and December 31, 2017, organizational costs of $5,127 and $4,188 were expensed and offering costs of $329,860 and $218,826 were charged to stockholders’ equity. The Company’s reimbursement liability for these amounts will be paid ratably over 36-months beginning on the Escrow Break Anniversary.

Income Taxes

The Company has elected and qualified to be taxed as a REIT and complies with the related provisions under the Internal Revenue Code of 1986, as amended. Accordingly, the Company generally is not and will not be subject to U.S. federal income tax to the extent of its distributions to stockholders and as long as certain asset, income and share ownership tests are met. To qualify as a REIT, the Company must annually distribute at least 90% of its REIT taxable income to its stockholders and meet certain other requirements. Under certain circumstances, federal income and excise taxes may be due on its undistributed taxable income. The Company may also be subject to certain state, local and franchise taxes.  If the Company fails to meet these requirements, it will be subject to U.S. federal income tax, which could have a material adverse impact on its results of operations and amounts available for distributions to its stockholders.

Earnings Per Share

Basic net income (loss) per share of common stock is determined by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period. All classes of common stock are allocated net income (loss) at the same rate per share.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09 “Revenue from Contracts with Customers (Topic 606).” Beginning January 1, 2018, companies are required to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and also includes additional disclosure requirements. The new standard can be adopted either retrospectively to prior reporting periods presented or as a cumulative effect adjustment as of the date of adoption. The Company has evaluated the overall impact that ASU 2014-09 has on the Company’s financial statements. The Company has adopted the standard using the modified retrospective transition method. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases,” which will require organizations that lease assets to recognize the assets and liabilities for the rights and obligations created by those leases on their balance sheet. Additional disclosure regarding a company’s leasing activities will also be expanded under the new guidance. For public entities, ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years and requires a modified retrospective transition. The Company is currently evaluating the overall impact of this pronouncement on its consolidated financial statements from both a lessor and lessee standpoint. Based on the Company’s preliminary assessment, the Company does not anticipate that adoption of the standard would have a material impact on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, “Clarifying the Definition of a Business,” which addresses the definition of a business and provides a framework to determine if an asset or group of assets to be acquired is not a business. The standard clarifies that when substantially all of the fair value of the gross assets to be acquired is concentrated in a single identifiable asset or group of similar identifiable assets, the asset or set of assets is not a business. ASU 2017-01 is effective for fiscal years beginning after December 15, 2017. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements as of March 31, 2018.

RODIN GLOBAL PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 3 – Investment in Real Estate

As of March 31, 2018, the Company owned one investment in real estate, the GR Property, located at 3596 Alpine Avenue, Grand Rapids, Michigan, through a wholly owned subsidiary of its Operating Partnership. The GR Property is 14,552 square feet, and annualized rental income the Company earns from the GR Property is $500,000. The total acquisition cost was comprised of $3,436,508 in equity, $82,739 in capitalized acquisition related costs, and $4,500,000 in proceeds from a note payable (See Note 7).

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

The initial term of the lease commenced in 2007 and is 75 years with termination options every 5 years beginning on July 31, 2032.

Investment in real estate, net consisted of the following at March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
Building and building improvements	$5,769,179	$5,769,179
Land	934,021	934,021
Total	6,703,200	6,703,200
Accumulated depreciation	(133,421)	(86,331)
Investment in real estate, net	$6,569,779	$6,616,869

Note 4 - Intangibles

The amortization of acquired above-market and/or below-market leases is recorded as an adjustment to rental revenue on the consolidated statements of operations. For the three months ended March 31, 2018 and the three months ended March 31, 2017, the amount of such amortization included as a decrease to rental income was $7,574 and $0, respectively. The amortization of in-place leases is recorded as an adjustment to depreciation and amortization expense on the consolidated statements of operations. For the three months ended March 31, 2018 and the three months ended March 31, 2017, the amount of such amortization was $14,483 and $0, respectively.

As of March 31, 2018 and December 31, 2017, the gross carrying amount and accumulated amortization of the Company’s intangible assets consisted of the following:

	March 31, 2018	December 31, 2017
Intangible assets:
In-place lease intangibles	$864,148	$864,148
Above-market lease intangibles	451,899	451,899
Total intangible assets	1,316,047	1,316,047
Accumulated amortization:
In-place lease amortization	(41,035)	(26,552)
Above-market lease amortization	(21,459)	(13,885)
Total accumulated amortization	(62,494)	(40,437)
Intangible assets, net	$1,253,553	$1,275,610

RODIN GLOBAL PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The estimated future amortization on the Company’s intangibles for each of the next five years and thereafter as of March 31, 2018 is as follows:

Year	In-place Lease Intangibles	Above-market Lease Intangibles	Total
2018 (remaining)	$43,449	$22,721	$66,170
2019	57,932	30,295	88,227
2020	57,932	30,295	88,227
2021	57,932	30,295	88,227
2022	57,932	30,295	88,227
Thereafter	547,936	286,539	834,475
	$823,113	$430,440	$1,253,553

Note 5 - Five Year Minimum Rental Payments

The estimated future minimum rents the Company expects to receive for the GR Property for each of the next five years and thereafter through the end of the primary term as of March 31, 2018 is as follows:

Year	Future Minimum Rents
2018 (remaining)	$375,000
2019	500,000
2020	500,000
2021	500,000
2022	500,000
Thereafter	4,750,000
Total	$7,125,000

Note 6 - Investments in Real Estate-Related Assets

CF Net Lease Portfolio IV DST Interests

During the year ended December 31, 2017, the Company, through its operating partnership, acquired 9,980 beneficial interests (the “Interests”) in the DST, for a purchase price of $9,980,000.  Prior to the acquisition of the Interests, the DST was an indirect wholly owned subsidiary of CFI.  Each Interest represents a 0.0072214% ownership of the DST.

During the three months ended March 31, 2018, the Company, through its operating partnership, purchased 2,500 additional beneficial interests in the DST from a subsidiary owned by CFI totaling $2,500,000. As of March 31, 2018, the Company’s interest in the DST was 90.12%.

Based on the Company’s consolidation analysis, the DST is accounted for as an equity method investment in accordance with ASC 323. The Company’s consolidation analysis was performed in accordance with ASC 810 as described in the “Variable Interest Entities” section of Note 2.

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

The Company funded the acquisition of the Interests with cash from the Offering.

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

The following table provides information about the DST Properties relating to their location, rentable square feet, and annualized rental income.

Location	Rentable Square Feet	Annualized Rental Income (first 5 lease years)
Allendale, Michigan	14,695	$343,175
Cincinnati, Ohio	14,815	317,138
Edmond, Oklahoma	14,471	291,424
Lawton, Oklahoma	15,050	304,095
Marquette, Michigan	14,990	333,116
McAlester, Oklahoma	14,796	288,528
Russellville, Arkansas	14,720	318,482
Total	103,537	$2,195,958

The estimated future minimum rents associated with the DST Properties for each of the next five years and through the end of the primary term as of March 31, 2018 is as follows:

Year	Future Minimum Rents
2018 (remaining)	$1,646,969
2019	2,195,958
2020	2,195,958
2021	2,209,683
2022	2,305,756
Thereafter	21,276,365
Total	$31,830,689

RODIN GLOBAL PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

DST Loan

On November 15, 2016, in connection with the purchase of the DST Properties, the DST entered into a loan agreement (the “DST Loan”) with Citigroup Global Markets Realty Corp. with an outstanding principal amount of $22,495,184. The DST Loan provides for monthly interest payments and bears interest at an initial fixed rate of 4.593% per annum (based on a 360-day year). The DST Loan matures on December 1, 2031 and may be prepaid (a) subject to yield maintenance provisions on or after January 2, 2019 and (b) without penalty on or after September 2, 2026; provided that in each case the DST Loan may be prepaid in whole, but not in part. The anticipated repayment date of the DST Loan is December 1, 2026 (the “Anticipated Repayment Date”). Commencing on September 1, 2026, excess cash flow generated by the DST Properties will be held as additional security for the DST Loan. To the extent the DST Loan has not been repaid by the Anticipated Repayment Date, excess cash flow from the DST Properties will be applied to the repayment of the outstanding principal and the DST Loan will bear interest at an increased rate of three percent per annum plus the greater of (a) 4.593% and (b) the ten year swap yield as of the first business day after the Anticipated Repayment Date. The DST Loan contains customary events of default. As is customary in such financings, if an event of default occurs under the DST Loan, the lender may accelerate the repayment of the outstanding principal amount and exercise other remedies subject, in certain instances, to the expiration of an applicable cure period. CF Real Estate Holdings, LLC (the “Guarantor”), an affiliate of CFI, has guaranteed (x) any losses that the lender may incur as a result of the occurrence of certain bad acts of the borrower and (y) the repayment of the DST Loan upon the occurrence of certain other significant events, including bankruptcy. Additionally, the Guarantor has agreed to indemnify the lender against certain potential environmental liabilities.

Daimler Trucks North America Office Building – Fort Mill, South Carolina

On February 1, 2018, the Company, through its Operating Partnership, acquired, together with a subsidiary of CFI, the FM Property, at an acquisition purchase price of $40,030,472. The fee simple interest in the FM Property is held by a single purpose limited liability company (the “FM Property SPE”). The FM Property was acquired from LIC Charlotte Office Building, Inc. (the “Seller”). The Seller is a third party and not affiliated with the Company or CFI.

The Company funded its pro rata portion of the purchase price (approximately $8.5 million) and acquisition expenses with cash from the Offering. The FM Property SPE acquired the Property with the proceeds of contributions from its members and a loan from UBS AG (described below). The Company intends, but is not obligated, to purchase 100% of the membership interests of the FM Property SPE from CFI. The purchase price for any membership interests purchased by the Company from CFI would be equal to the equity contributed by CFI in exchange for such membership interests.

Subsequent to the date of initial acquisition, the Company purchased additional membership interests in the FM Property SPE from CFI totaling $6,300,000 during the three months ended March 31, 2018. As of March 31, 2018, the Company’s ownership interest in the FM Property SPE was 77.36%, and CFI’s interest was 22.64%.

Based on the Company’s consolidation analysis, the FM Property SPE is accounted for as an equity method investment in accordance with ASC 323. The Company’s consolidation analysis was performed in accordance with ASC 810 as described in the “Variable Interest Entities” section of Note 2.

FM Property

The FM Property is 100% leased to Daimler. The lease is net whereby the tenant is responsible for operating expenses, real estate taxes, insurance, repairs, maintenance and capital expenditures (excluding roof, structure and certain HVAC items), in addition to base rent.

The Property is managed by RDN Property Management, LLC, a subsidiary of CFI, pursuant to a property management agreement.

The following table provides certain information about the FM Property:

Lease Commencement Date	Lease Termination Date	Rentable Square Feet	Annualized Rental Income (first 5 lease years)	Rental Escalations	Tenant Renewal Options
June 15, 2008	December 31, 2028	150,164	$2,515,222	2.0% annual rent escalations	Two 5-year renewal options

RODIN GLOBAL PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The estimated future minimum rents associated with the FM Property for each of the next five years and through the end of the primary term as of March 31, 2018 is as follows:

Year	Future Minimum Rents
2018 (remaining)	$1,809,852
2019	2,461,188
2020	2,509,240
2021	2,560,296
2022	2,611,352
Thereafter	16,800,348
Total	$28,752,276

FM Loan

On February 1, 2018, in connection with the purchase of the FM Property, the FM Property SPE entered into a loan agreement (the “FM Loan”) with UBS AG with an outstanding principal amount of $21,000,000. The FM Loan provides for monthly interest payments and bears interest at an initial fixed rate of 4.4329% per annum. The FM Loan matures on December 31, 2028 and may be prepaid (a) subject to customary yield maintenance provisions on or after February 6, 2020 and (b) without penalty on or after August 6, 2027; provided that in each case the FM Loan may be prepaid in whole, but not in part. The anticipated repayment date of the FM Loan is February 6, 2028 (the “FM Anticipated Repayment Date”). Commencing on August 6, 2027, excess cash flow generated by the FM Property will be held as additional security for the FM Loan. To the extent the FM Loan has not been repaid by the FM Anticipated Repayment Date, excess cash flow from the FM Property will be applied to the repayment of the outstanding principal and the FM Loan will bear interest at an increased rate of three percent per annum plus the greater of (a) 4.4329% and (b) the ten year swap yield as of the first business day after the FM Anticipated Repayment Date. The FM Loan contains customary events of default. As is customary in such financings, if an event of default occurs under the FM Loan, the lender may accelerate the repayment of the outstanding principal amount and exercise other remedies subject, in certain instances, to the expiration of an applicable cure period. The Guarantor has guaranteed (x) any losses that the lender may incur as a result of the occurrence of certain bad acts of the borrower and (y) the repayment of the FM Loan upon the occurrence of certain other significant events, including bankruptcy. Additionally, the Guarantor has agreed to indemnify the lender against certain environmental liabilities. Once the Company’s operating partnership acquires 95% of the membership interests of the FM Property SPE, the Company will replace the Guarantor with respect to the guarantee and the environmental indemnification and the Company’s operating partnership will become the managing member of the FM Property SPE.

RODIN GLOBAL PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The results of operations for the Company’s investments in real estate related assets for the three months ended March 31, 2018 and March 31, 2017 are summarized below:

	For the Three Months Ended March 31,
DST Properties	2018	2017
Revenues	$580,937	$580,937
Operating expenses	(210,768)	(214,146)
Other expenses, net	(258,301)	(258,301)
Net income (loss)	$111,868	$108,490

Net income (loss) attributable to the Company(1)	$100,820	$—

	For the Three Months Ended March 31,
FM Property	2018	2017
Revenues	$445,106	$—
Operating expenses	(204,970)	—
Other expenses, net	(138,087)	—
Net income (loss)	$102,049	$—

Net income (loss) attributable to the Company(1)	$66,140	$—
Note:	(1) Represents the Company’s allocable share of net income (loss) based on the Company’s ownership interest in the underlying investment in real estate-related assets.

Note 7 – Loan Payable

On July 11, 2017, in connection with the purchase of the GR Property (refer to Note 3), a wholly owned subsidiary of the Operating Partnership entered into a loan agreement (the “GR Loan”) with UBS AG with an outstanding principal amount of $4,500,000. The GR Loan provides for monthly interest payments which accrue through the 10th of each month.  The GR Loan bears interest at an initial fixed rate of 4.1064% per annum through the anticipated repayment date July 6, 2027 and thereafter at a revised interest rate of 3.0% per annum plus the greater of the initial interest rate or the 10 year swap yield through the maturity date June 30, 2032.  As of March 31, 2018 and December 31, 2017, the Company’s Loan payable balance on the consolidated balance sheets totals $4,423,975 and $4,421,926, net of deferred financing costs, respectively.  As of March 31, 2018 and December 31, 2017 deferred financing costs totaled $76,025 and $78,074, net of accumulated amortization of $5,911 and $3,862, respectively which has been accounted for within Interest expense on the consolidated statements of operations.

Information on the Company’s Loan payable as of March 31, 2018 and December 31, 2017 is as follows:

Description	March 31, 2018	December 31, 2017
Principal amount of loan	$4,500,000	$4,500,000
Less: Deferred financing costs, net of accumulated amortization of $5,911 and $3,862, respectively	(76,025)	(78,074)
Loan payable, net of deferred financing costs	$4,423,975	$4,421,926

For the three months ended March 31, 2018 and three months ended March 31, 2017, the Company incurred $46,197 and $0, respectively, of interest expense, which is included within Interest expense on the consolidated statements of operations. As of March 31, 2018, $10,779 remains unpaid and is recorded as Accrued interest payable on the Company’s consolidated balance sheet.

RODIN GLOBAL PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the future principal payment due under the Company’s GR Loan agreement as of March 31, 2018:

Year	Amount
2018 (remaining)	$—
2019	—
2020	—
2021	—
2022	—
Thereafter	4,500,000
Total	$4,500,000

Note 8 – Stockholders’ Equity

Initial Public Offering

On October 17, 2016, the Company filed a registration statement with the SEC on Form S-11 in connection with the Offering of up to $1.25 billion in shares of common stock, consisting of up to $1.0 billion in shares in its Primary Offering and up to $250 million in shares pursuant to its DRP. The registration statement was subsequently declared effective on March 23, 2017. On May 18, 2017, the Company satisfied the Minimum Offering Requirement for the Offering as a result of CFI’s purchase of $2.0 million in Class I shares.

The Company determines its net asset value as of the end of each quarter. Net Asset Value (“NAV”), as defined, is consistent with the Company’s prospectus and excludes any Initial O&O costs, with such costs to be reflected in the Company’s NAV to the extent the Company reimburses the Advisor for these costs. As of March 31, 2018, the per share purchase price for shares of common stock in the Primary Offering was $26.26 per Class A share, $25.44 per Class T share, and $24.95 per Class I share. The price for each class of shares of common stock in the Company’s DRP was $24.95. The Company’s board of directors adjusts the offering prices of each class of shares such that the purchase price per share for each class equals the NAV per share as of the most recent valuation date, as determined on a quarterly basis, plus applicable upfront selling commissions and dealer manager fees, less applicable support from CFI of a portion of selling commissions and dealer manager fees (as described below).

The Company’s shares of common stock consist of Class A shares, Class T shares and Class I shares, all of which are collectively referred to herein as shares of common stock. As of March 31, 2018, the Company’s total number of authorized common shares was 400,000,000, consisting of 160,000,000 of Class A authorized common shares, 200,000,000 of Class T authorized common shares and 40,000,000 of Class I authorized common shares. The Company has the right to reallocate the shares of common stock offered between the Company’s Primary Offering and the Company’s DRP. The Class A shares, Class T shares and Class I shares have identical rights and privileges, including identical voting rights, but have different upfront selling commissions and dealer manager fees and the Class T shares have an ongoing distribution fee. The per share amount of distributions on Class T shares is lower than the per share amount of distributions on Class A shares and Class I shares because of the on-going distribution fee that is payable with respect to Class T shares sold in the Primary Offering.

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

Cantor Fitzgerald & Co. (the “Dealer Manager”), a related party, provides dealer manager services in connection with the Offering. The Offering is a best efforts offering, which means that the Dealer Manager is not required to sell any specific number or dollar amount of shares of common stock in the Offering, but will use its best efforts to sell the shares of common stock. The Offering is a continuous offering that will end no later than two years after the effective date of the Offering, or March 23, 2019, unless extended by the Company’s board of directors for up to an additional one year or beyond, as permitted by the Securities and Exchange Commission. The Company may continue to offer shares through the DRP after the Primary Offering terminates until the Company has sold $250 million in shares through the DRP.

As of March 31, 2018, the Company had sold 1,310,708 shares of its common stock (consisting of 751,163 Class A shares, 364,872 Class T shares and 194,673 Class I shares) in the Offering for aggregate net proceeds of $32,207,996. As of December 31, 2017, the Company had sold 862,724 shares of its common stock (consisting of 470,776 Class A shares, 225,652 Class T shares and 166,296 Class I shares) in the Offering for aggregate net proceeds of $21,170,478.

Distributions

The Company’s board of directors has authorized, and the Company has declared, distributions for the period from July 11, 2017 to August 14, 2018, in an amount equal to $0.004253787 per day per share of Class A common stock, Class I common stock and Class T common stock, less, for holders of the shares of Class T common stock, the distribution fees that are payable with respect to shares of Class T common stock. The distributions are payable by the 5th business day following each month end to stockholders of record at the close of business each day during the prior month.

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

As of March 31, 2018 and December 31, 2017, the Company has declared distributions of $722,903 and $318,139, respectively, of which $156,897 and $101,174, respectively, remains payable and has been recorded as distribution payable on the accompanying consolidated balance sheets. All of the unpaid distributions as of March 31, 2018 and December 31, 2017 were paid during April 2018 and January 2018, respectively. As of March 31, 2018 and December 31, 2017, distributions reinvested pursuant to the Company’s DRP are $180,686 and $55,580, respectively.

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

RODIN GLOBAL PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The Company has not received any requests to repurchase any shares of common stock as of March 31, 2018.

Non-controlling Interest

The Special Unit Holder has invested $1,000 in the Operating Partnership and has been issued a special class of limited partnership units as part of the overall consideration for the services to be provided by the advisor. This investment has been recorded as non-controlling interest on the consolidated balance sheets as of March 31, 2018 and December 31, 2017, respectively.

Note 9 – Related Party Transactions

DST Interests

During the three months ended March 31, 2018, the Company, through its operating partnership, acquired an additional 2,500 of the Interests in the DST, a Delaware statutory trust, which is controlled and managed by CFI, for a purchase price of $2,500,000. As of March 31, 2018, the Company’s interest in the DST was 90.12%.

FM Property Interests

Subsequent to the initial acquisition closing, and during the three months ended March 31, 2018, the Company, through its operating partnership, acquired additional membership interests in the FM Property SPE from CFI totaling $6,300,000. As of March 31, 2018, the Company’s interest in the FM Property SPE was 77.36%.

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

Organization and Offering Expenses. The Company will reimburse the Advisor and its affiliates for organization and offering costs it incurs on the Company’s behalf but only to the extent that the reimbursement does not cause the selling commissions, the dealer manager fee and the other organization and offering expenses borne by the Company to exceed 15.0% of gross offering proceeds of the Offering as of the date of the reimbursement. If the Company raises the maximum offering amount in the Primary Offering and under the DRP, the Company estimates organization and offering expenses (other than upfront selling commissions, dealer manager fees and distribution fees), in the aggregate, to be 1% of gross offering proceeds of the Offering. These organization and offering costs include all costs (other than upfront selling commissions, dealer manager fees and distribution fees) to be paid by the Company in connection with the initial set up of the organization of the Company as well as the Offering, including legal, accounting, printing, mailing and filing fees, charges of the transfer agent, charges of the Advisor for administrative services related to the issuance of shares in the Offering, reimbursement of bona fide due diligence expenses of broker-dealers, and reimbursement of the Advisor for costs in connection with preparing supplemental sales materials.

RODIN GLOBAL PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Advisor has agreed to advance all of the organization and offering expenses on the Company’s behalf (other than selling commissions, dealer manager fees and distribution fees) through the Escrow Break Anniversary. The Company will reimburse the Advisor for such costs ratably over the 36 months following the Escrow Break Anniversary; provided that the Company will not be obligated to reimburse any amounts that as a result of such payment would cause the aggregate payments for organization and offering costs paid to the Advisor to exceed 1% of gross offering proceeds of the Offering as of such reimbursement date. As of March 31, 2018 and December 31, 2017, the Advisor had incurred $4,930,565 and $4,018,575, respectively, of organization and offering costs (other than upfront selling commissions, dealer manager fees and distribution fees) on behalf of the Company. The amount the Company is liable for is limited to 1% of gross offering proceeds of the Offering, which at March 31, 2018 and December 31, 2017 is $334,987 and $223,014, respectively, and is included within Due to related parties in the accompanying consolidated balance sheets. As of March 31, 2018 and December 31, 2017, organizational costs of $5,127 and $4,188 were expensed and offering costs of $329,860 and $218,826 were charged to stockholders’ equity. The Company’s reimbursement liability for these amounts will be paid ratably over 36-months beginning on the Escrow Break Anniversary.

Acquisition Expenses. The Company currently does not intend to pay the Advisor any acquisition fees in connection with making investments. The Company will, however, provide reimbursement of customary acquisition expenses (including expenses relating to potential investments that the Company does not close), such as legal fees and expenses (including fees of in-house counsel of affiliates and other affiliated service providers that provide resources to the Company), costs of due diligence (including, as necessary, updated appraisals, surveys and environmental site assessments), travel and communication expenses, accounting fees and expenses and other closing costs and miscellaneous expenses relating to the acquisition or origination of the Company’s investments. While most of the acquisition expenses are expected to be paid to third parties, a portion of the out-of-pocket acquisition expenses may be paid or reimbursed to the Advisor or its affiliates. The Advisor has not incurred any reimbursable acquisition expenses on behalf of the Company as of March 31, 2018.

Distribution Fees. Distribution fees are payable to the Dealer Manager with respect to the Company’s Class T shares only, all or a portion of which may be re-allowed by the Dealer Manager to participating broker-dealers. The distribution fees accrue daily and are calculated on outstanding Class T shares issued in the Primary Offering in an amount equal to 1.0% per annum of (i) the gross offering price per Class T share in the Primary Offering, or (ii) if the Company is no longer offering shares in a public offering, the most recently published per share NAV of Class T shares. The distribution fee will be payable monthly in arrears and will be paid on a continuous basis from year to year. During the three months ended March 31, 2018 and March 31, 2017, the Company paid distribution fees of $16,485 and $0, respectively. As of March 31, 2018 and December 31, 2017, the Company has incurred a liability of $343,810 and $220,437, respectively, which is included within Due to related parties on the consolidated balance sheets, $7,534 and $4,396, respectively, of which was due as of March 31, 2018 and December 31, 2017 and paid during April 2018 and January 2018, respectively.

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

Asset Management Fees. Asset management fees are due to the Advisor and consist of monthly fees equal to one-twelfth of 1.25% of the cost of the Company’s investments at the end of each month. In the case of investments made through joint ventures, the asset management fee will be determined based on the Company’s proportionate share of the underlying investment. For the three months ended March 31, 2018, the asset management fee of $173,870 incurred by the Company was waived by the Advisor. There can be no assurance that the Advisor will waive the asset management fee or any other fees or expenses incurred by the Company in periods subsequent to March 31, 2018. There were no asset management fees incurred during the three months ended March 31, 2017.

RODIN GLOBAL PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Other Operating Expenses. Pursuant to the terms of the advisory agreement between the Company and the Advisor, the Company is obligated to reimburse the Advisor for certain operating expenses. Beginning in the fourth quarter of 2018, the Company will be subject to the limitation that it generally may not reimburse the Advisor for any amounts by which the total operating expenses at the end of the four preceding fiscal quarters exceeds the greater of (i) 2.0% of average invested assets (as defined in the advisory agreement) and (ii) 25.0% of net income other than any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of investments for that period. If the Company’s independent directors determine that all or a portion of such amounts in excess of the limitation are justified based on certain factors, the Company may reimburse amounts in excess of the limitation to the Advisor. In addition, beginning in the fourth quarter of 2018, the Company may request any operating expenses that were previously reimbursed to the Advisor in prior or future periods in excess of the limitation to be remitted back to the Company.  As of March 31, 2018, the Company has accrued but not reimbursed any of the $2,249,439 in operating expenses pursuant to the advisory agreement, which represents the current operating expense reimbursement obligation to the Advisor.

For the three months ended March 31, 2018 and for the three months ended March 31, 2017, the Company has incurred operating expenses reimbursable to its Advisor of $680,077 and $0, respectively. These expenses are included within General and administrative expenses on the accompanying consolidated statement of operations. These expenses include personnel and related employment costs incurred by the Advisor or its Affiliates in performing the services described in the advisory agreement, including but not limited to reasonable salaries and wages, benefits and overhead of all employees directly involved in the performance of such services. The Company is not obligated to reimburse the Advisor for costs of such employees of the Advisor or its affiliates to the extent that such employees (A) perform services for which the Advisor receives acquisition fees or disposition fees or (B) serve as executive officers of the Company. At March 31, 2018, all of these expenses remain unpaid and are included within Due to related parties on the consolidated balance sheet.

Property Management and Oversight Fees. If the Advisor or an affiliate is a property manager with respect to a particular property, the Company will pay property management fees of 1.5% of gross revenues received for management of the Company’s properties located in the U.S. and 2.0% of gross revenues received for management of the Company’s properties located outside of the U.S. For services in overseeing property management services provided by any person or entity that is not an affiliate of the Advisor, the Company will pay the Advisor or an affiliate an oversight fee equal to 1.0% of the gross revenues of the property managed. Neither the Advisor nor its affiliates will be paid an oversight fee if the Company contracts with a third party to provide property management services for fees greater than (i) 1.5% of gross revenues received for management of the Company’s properties located in the U.S. or (ii) 2.0% of gross revenues received for management of the Company’s properties located outside of the U.S. For the three months ended March 31, 2018, the property management fee of $1,875 incurred by the Company was waived by the Advisor. There can be no assurance the Advisor will waive the property management fee or any other fees or expenses incurred by the Company in periods subsequent to March 31, 2018. There were no such amounts incurred during the three months ended March 31, 2017.

Leasing Commissions. If the Advisor or an affiliate is the Company’s primary leasing agent, then the Company will pay customary leasing fees in amount that is usual and customary in that geographic area for that type of property. As of March 31, 2018 and December 31, 2017, no such amounts have been incurred by the Company.

Refinancing Coordination Fee. If the Advisor provides services in connection with the refinancing of any debt that the Company obtains and uses to finance properties or other permitted investments, or refinancing of any debt that is assumed, directly or indirectly, in connection with the acquisition of properties or other permitted investments, the Company will pay the Advisor a refinancing coordination fee equal to 0.75% of the amount available or outstanding under such refinancing or assumed debt. Refinancing shall also include restructuring, workouts or other recapitalization of any debt. As of March 31, 2018 and December 31, 2017, no such amounts have been incurred by the Company.

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

The Company will not pay a disposition fee upon the maturity, prepayment, workout, modification or extension of a debt investment unless there is a corresponding fee paid by the borrower, in which case the disposition fee will be the lesser of: (i) 1.0% of the principal amount of the debt prior to such transaction; or (ii) the amount of the fee paid by the borrower in connection with such transaction. As of March 31, 2018 and December 31, 2017, no such amounts have been incurred by the Company.

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

As of March 31, 2018, the likelihood, probability and timing of each of the possible occurrences or events listed in the preceding sentences (i) and (ii) in the above paragraph are individually and collectively uncertain. Additionally, whether or not the Company will have fully invested the proceeds from the Offering and also whether the Company’s stockholders will have received, or are deemed to have received, in the aggregate, cumulative distributions equal to their invested capital plus a 6% cumulative, non-compound annual pre-tax return on such invested capital at the time of any such occurrence or event is also uncertain. As of March 31, 2018 and December 31, 2017, CFI has paid Sponsor Support totaling $1,147,535 and $708,833, respectively, which will be subject to reimbursement by the Company to CFI in the event of these highly conditional circumstances. The following summarizes these fees:

Selling Commissions. Selling commissions payable to the Dealer Manager consist of (i) up to 1.0% of gross offering proceeds paid by CFI for Class A shares and Class T shares and (ii) up to 5.0% and 2.0% of gross offering proceeds from the sale of Class A shares and Class T shares, respectively, in the Primary Offering. All or a portion of such selling commissions may be re-allowed to participating broker-dealers. No selling commissions will be payable with respect to Class I shares. For the three months ended March 31, 2018, the Company incurred $521,563 of selling commissions, which is included within Additional paid-in capital on the consolidated balance sheet. At March 31, 2018, $281,833 of Sponsor Support has been recorded and  $277,528 has been reimbursed by CFI. During the second quarter of 2018, the Company received the remaining Sponsor Support payment due of $4,305 related to the three months ended March 31, 2018. There were no such amounts incurred during three months ended March 31, 2017.

Dealer Manager Fees. Dealer manager fees payable to the Dealer Manager consist of up to 3.0% of gross offering proceeds from the sale of Class A shares and Class T shares sold in the Primary Offering and up to 1.5% of gross offering proceeds from the sale of Class I shares sold in the Primary Offering, all of which will be paid by CFI. A portion of such dealer manager fees may be re-allowed to participating broker-dealers as a marketing fee. For the three months ended March 31, 2018, the Company recorded $333,059 of dealer manager fees, which is included within Additional paid-in capital on the consolidated balance sheet. All of the Sponsor Support related to dealer manager fees has been recorded and $325,929 has been reimbursed by CFI as of March 31, 2018. During the second quarter of 2018, the Company received the remaining Sponsor Support payment due of $7,130 related to the three months ended March 31, 2018 as it relates to dealer manager fees. There were no such amounts incurred during the three months ended March 31, 2017.

RODIN GLOBAL PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the above mentioned fees and expenses incurred by the Company for three months ended March 31, 2018:

		Due to related parties as of	Three months ended March 31, 2018		Due to related parties as of
Type of Fee or Reimbursement	Financial Statement Location	December 31, 2017	Incurred	Paid	March 31, 2018
Management Fees
Asset management fees(1)	Management fees	$34,092	$—	$34,092	$—
Property management and oversight fees(1)	Management fees	3,548	—	—	3,548
Organization, Offering and Operating Expense Reimbursements
Operating expenses	General and administrative expenses	1,569,362	680,077	—	2,249,439
Organization expenses	General and administrative expenses	4,188	939	—	5,127
Offering costs	Additional paid-in capital	218,826	111,034	—	329,860
Commissions and Fees
Selling commissions and dealer manager fees, net	Additional paid-in capital	—	854,622	854,622	—
Distribution fees	Additional paid-in capital	220,437	139,858	16,485	343,810
Total		$2,050,453	$1,786,530	$905,199	$2,931,784
Note:

(1) This table reflects the waiver of asset management fees and property management fees by the Advisor for the three month period ended March 31, 2018. There can be no assurance that the Advisor will waive the asset management fee, the property management fee or any other fees or expenses incurred by the Company in periods subsequent to March 31, 2018.

Investment by CFI

CFI has initially invested $200,001 in the Company through the purchase of 8,180 Class A shares at $24.45 per share. CFI may not sell any of these shares during the period it serves as our sponsor. Neither our Advisor nor CFI currently has any options or warrants to acquire any of our shares. CFI has agreed to abstain from voting any shares it acquires in any vote for the election of directors or any vote regarding the approval or termination of any contract with our sponsor or any of its affiliates.

In the event the advisory agreement is terminated, the shares owned by CFI would not be automatically redeemed. CFI would, however, be able to participate in the share repurchase program, subject to all of the restrictions of the share repurchase program applicable to all other common stockholders.

As of March 31, 2018, CFI has invested $3,688,327 in the Company through the purchase of 147,720 shares (8,180 Class A shares for the aggregate purchase price of $200,001 and 139,540 Class I shares for the aggregate purchase price of $3,488,326). 1,540 of the Class I shares were purchased by CFI pursuant to the distribution support agreement, which provides that in certain circumstances where the Company’s cash distributions exceed the Company’s modified funds from operations, CFI will purchase up to $5.0 million of Class I shares (including the $2.0 million of shares purchased in order to satisfy the minimum offering) at the then current offering price per Class I share net of dealer manager fees to provide additional cash to support distributions to the Company’s stockholders.

RODIN GLOBAL PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Sponsor Support

Our sponsor, CFI, is a recently-formed Delaware limited liability company and an affiliate of Cantor. CFI will pay a portion of selling commissions and all of the dealer manager fees, up to a total of 4.0% of gross offering proceeds from the sale of Class A shares and Class T shares, as well as 1.5% of gross offering proceeds from the sale of Class I shares, incurred in connection with the Offering. The Company will reimburse such expenses (i) immediately prior to or upon the occurrence of a liquidity event, including (A) the listing of the Company’s common stock on a national securities exchange or (B) a merger, consolidation or a sale of substantially all of the Company’s assets or any similar transaction or any transaction pursuant to which a majority of the Company’s board of directors then in office are replaced or removed, or (ii) upon the termination of the advisory agreement by us or by the advisor. In each such case, we only will reimburse CFI after the Company has fully invested the proceeds from the Offering and the Company’s stockholders have received, or are deemed to have received, in the aggregate, cumulative distributions equal to their invested capital plus a 6.0% cumulative, non-compounded annual pre-tax return on such invested capital. As of March 31, 2018, CFI has paid Sponsor Support totaling $1,147,535.

Note 10 - Variable Interest Entities

As of March 31, 2018, the Company has identified two VIE’s, in which the Company has determined itself not to be the primary beneficiary, as CFI manages and controls the VIE’s. Therefore, the Company has not consolidated such VIE’s. As of March 31, 2018, the Company’s maximum exposure to loss from its interest in VIE’s includes $27,171,185 related to its investments in real estate-related assets.

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

Note 12 – Commitments and Contingencies

As of March 31, 2018 and December 31, 2017, the Company was not subject to litigation nor was the Company aware of any material litigation pending against it.

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

RODIN GLOBAL PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following describes the methods the Company uses to estimate the fair value of the Company’s financial assets and liabilities:

Loan payable — The fair value is estimated by discounting the expected cash flows based on estimated borrowing rates available to the Company as of the measurement date. The current period liabilities’ carrying and fair values exclude net deferred financing costs. These financial instruments are valued using Level 2 inputs. As of March 31, 2018 and December 31, 2017, the estimated fair value of the Company’s debt was $4,456,592 and $4,525,211, respectively (excluding deferred financing costs). The Company has not elected the fair value option, and as such has accounted for its debt using the amortized cost method.

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

Note 14 – Subsequent Events

Additional Purchase of Interest in Real Estate-Related Assets

On April 6, 2018, the Company purchased additional interests in the DST from a subsidiary owned by CFI totaling $1,367,646. As of May 14, 2018, the Company’s interest in the DST was 100%.

On April 13, 2018 and April 23, 2018, the Company purchased additional interests in the FM Property SPE from a subsidiary owned by CFI totaling $2,000,000 and $1,335,630, respectively. As of May 15, 2018, the Company’s interest in the FM Property SPE was 94.90%.

Status of the Offering

As of May 14, 2018, the Company had sold an aggregate of 1,721,786 shares of its common stock (consisting of 1,059,342 Class A shares, 430,614 Class T shares, and 231,830 Class I shares) in the Offering resulting in net proceeds of $42,416,638 to the Company as payment for such shares.

Distributions

On May 14, 2018, the Company’s board of directors authorized, and the Company declared, distributions for the period from May 15, 2018 to August 14, 2018, in an amount equal to $0.004253787 per day (or approximately $1.55 on an annual basis) per share of Class A common stock, Class I common stock and Class T common stock, less, for holders of the shares of Class T common stock, the distribution fees that are payable with respect to shares of Class T common stock. The distributions are payable by the 5th business day following each month end to stockholders of record at the close of business each day during the prior month.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. In addition to historical data, this discussion contains forward-looking statements about Rodin Global Property Trust, Inc.’s (the “Company”) business, operations and financial performance based on current expectations that involve risks, uncertainties and assumptions. The Company’s actual results may differ materially from those in this discussion as a result of various factors, including but not limited to those discussed under “Risk Factors” in the Company’s Registration Statement on Form S-11 (File No. 333-214130) (the “Registration Statement”), under Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, and elsewhere in this Quarterly Report on Form 10-Q. The Company does not undertake to revise or update any forward-looking statements.

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

Factors that could cause the Company’s results to be materially different include, but are not limited to the following:

•	the Company’s ability to successfully raise capital in the Offering (as defined below).
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
•

the Company’s ability to qualify and maintain its qualification as a REIT (as defined below) for U.S. federal income tax purposes and limitations imposed on the Company’s business by its status as a REIT;

•

changes in laws or regulations governing various aspects of the Company’s business and non-traded REITs generally, including, but not limited to, changes implemented by the Department of Labor, the Securities & Exchange Commission (the “SEC”), or FINRA and changes to laws governing the taxation of REITs;

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

The foregoing list of factors is not exhaustive. Factors that could have a material adverse effect on the Company’s operations and future prospects are set forth under Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. The factors set forth in the Risk Factors section could cause the Company’s actual results to differ significantly from those contained in any forward-looking statement contained in this quarterly report.

Overview

The Company is a Maryland corporation that has elected and qualified to be taxed as a real estate investment trust (“REIT”) for United States (“U.S.”) federal income tax purposes beginning with the taxable year ending December 31, 2017. The Company is externally managed by the Advisor, a Delaware limited liability company and wholly owned subsidiary of the Company’s sponsor, CFI. The Company is a commercial real estate company formed to invest in and manage a diversified portfolio of income-producing commercial properties and other real estate-related assets. The Company intends to invest primarily in the acquisition of single-tenant net leased commercial properties located in the U.S., United Kingdom and other European countries.

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

On February 2, 2016, the Company was capitalized with a $200,001 investment by CFI. The Company has registered with the SEC an offering of up to $1.25 billion in shares of common stock, consisting of up to $1.0 billion in shares in the Company’s primary offering (“Primary Offering”) and up to $250 million in shares pursuant to its distribution reinvestment plan (the “DRP”, and together with the Primary Offering, the “Offering”). The Company’s Registration Statement was declared effective by the SEC on March 23, 2017. On May 18, 2017, the Company satisfied the minimum offering requirement as a result of the purchase of $2.0 million in Class I shares by CFI (the “Minimum Offering Requirement”). As of May 14, 2018, the Company had sold 1,051,352 Class A shares, 429,916 Class T shares, and 231,258 Class I shares of common stock in the Primary Offering, as well as 7,990 Class A shares, 3,698 Class T shares, and 572 Class I shares in the DRP for aggregate net proceeds of $42,416,638.

The Company determines its Net Asset Value (“NAV”) as of the end of each quarter. The board of directors adjusts the offering prices of each class of shares such that the purchase price per share for each class equals the NAV per share as of the most recent valuation date, as determined on a quarterly basis, plus applicable upfront selling commissions and dealer manager fees, less the portion of selling commissions and all of the dealer manager fees paid by CFI (“Sponsor Support”), up to a total of 4.0% of gross offering proceeds from the sale of Class A shares and Class T shares, and up to a total of 1.5% of gross offering proceeds from the sale of Class I shares, incurred in connection with the Offering. The Company intends to publish any adjustment to the NAV and the corresponding adjustments to the offering prices of its shares ordinarily within 45 days after the end of the applicable fiscal quarter. As of March 31, 2018, the Company’s NAV was $24.95 per Class A share, $24.93 per Class T share and $24.95 per Class I share. Accordingly, effective May 22, 2018, the new offering price was $26.26 per Class A share, $25.44 per Class T share and $24.95 per Class I share. For further discussion of the Company’s NAV calculation, please see “—Net Asset Value”.

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

As of March 31, 2018, the Company owned the following investments:

•	One property located in Grand Rapids, Michigan (the “GR Property”).
•

An interest in CF Net Lease Portfolio IV DST, a Delaware Statutory Trust (“DST”), which owns seven properties (individually a “DST Property” and collectively the “DST Properties”) through an investment in real estate-related assets controlled and managed by CFI.

•

A fee simple interest in an office building located in Fort Mill, South Carolina (the “FM Property”) held by a single purpose limited liability company (the “FM Property SPE”), through an investment in real estate-related assets controlled and managed by CFI.

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

The Company is not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting real estate generally, that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from acquiring properties or real estate-related securities, other than those referred to in this Quarterly Report.

Operating Highlights

First Quarter of 2018 Activity

•	Purchased 2,500 additional beneficial interests in the DST totaling $2.5 million, bringing the Company’s total interest in the DST to 90.12%.
•	Purchased interests totaling $14.7 million in the FM Property SPE.
•	Issued approximately 447,984 shares of common stock in the Offering for gross proceeds of approximately $11.6 million.

Portfolio Information

GR Property

As of March 31, 2018, the Company owned one investment in real estate, the GR Property, located at 3596 Alpine Avenue, Grand Rapids, Michigan, through a wholly owned subsidiary of its Operating Partnership.

See below for information regarding the GR Property:

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

Investments in Real Estate-Related Assets

CF Net Lease Portfolio IV DST Interests

During the year ended December 31, 2017, the Company, through its operating partnership, acquired 9,980 beneficial interests (the “Interests”) in the DST, for a purchase price of $9,980,000.  Prior to the acquisition of the Interests, the DST was an indirect wholly owned subsidiary of CFI.  Each Interest represents a 0.0072214% ownership of the DST.

During the three months ended March 31, 2018, the Company, through its operating partnership, purchased 2,500 additional beneficial interests in the DST from a subsidiary owned by CFI totaling $2,500,000. As of March 31, 2018, the Company’s interest in the DST was 90.12%.

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

The Company funded the acquisition of the Interests with cash from the Offering.

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

Daimler Trucks North America Office Building – Fort Mill, South Carolina

On February 1, 2018, the Company, through its Operating Partnership, acquired, together with a subsidiary of CFI, the FM Property, at an acquisition purchase price of $40,030,472. The fee simple interest in the FM Property is held by the FM Property SPE. The FM Property was acquired from LIC Charlotte Office Building, Inc. (the “Seller”). The Seller is a third party and not affiliated with the Company or CFI.

The Company funded its pro rata portion of the purchase price (approximately $8.5 million) and acquisition expenses with cash from the Offering. The FM Property SPE acquired the Property with the proceeds of contributions from its members and a loan from UBS AG (described below). The Company intends, but is not obligated, to purchase 100% of the membership interests of the FM Property SPE from CFI. The purchase price for any membership interests purchased by the Company from CFI would be equal to the equity contributed by CFI in exchange for such membership interests.

Subsequent to the date of initial acquisition, the Company purchased additional membership interests in the FM Property SPE from CFI totaling $6,300,000 during the three months ended March 31, 2018. As of March 31, 2018, the Company’s ownership interest in the FM Property SPE was 77.36%, and CFI’s interest was 22.64%.

FM Property

The FM Property is 100% leased to Daimler Trucks North America, LLC (“Daimler”). The lease is net whereby the tenant is responsible for operating expenses, real estate taxes, insurance, repairs, maintenance and capital expenditures (excluding roof, structure and certain HVAC items), in addition to base rent.

The Property is managed by RDN Property Management, LLC, a subsidiary of CFI, pursuant to a property management agreement.

The following table provides certain information about the FM Property:

Lease Commencement Date	Lease Termination Date	Rentable Square Feet	Annualized Rental Income (first 5 lease years)	Rental Escalations	Tenant Renewal Options
June 15, 2008	December 31, 2028	150,164	$2,515,222	2.0% annual rent escalations	Two 5-year renewal options

FM Loan

On February 1, 2018, in connection with the purchase of the FM Property, the FM Property SPE entered into a loan agreement (the “FM Loan”) with UBS AG with an outstanding principal amount of $21,000,000. The FM Loan provides for monthly interest payments and bears interest at an initial fixed rate of 4.4329% per annum. The FM Loan matures on December 31, 2028 and may be prepaid (a) subject to customary yield maintenance provisions on or after February 6, 2020 and (b) without penalty on or after August 6, 2027; provided that in each case the FM Loan may be prepaid in whole, but not in part. The anticipated repayment date of the FM Loan is February 6, 2028 (the “FM Anticipated Repayment Date”). Commencing on August 6, 2027, excess cash flow generated by the FM Property will be held as additional security for the FM Loan. To the extent the FM Loan has not been repaid by the FM Anticipated Repayment Date, excess cash flow from the FM Property will be applied to the repayment of the outstanding principal and the FM Loan will bear interest at an increased rate of three percent per annum plus the greater of (a) 4.4329% and (b) the ten year swap yield as of the first business day after the FM Anticipated Repayment Date. The FM Loan contains customary events of default. As is customary in such financings, if an event of default occurs under the FM Loan, the lender may accelerate the repayment of the outstanding principal amount and exercise other remedies subject, in certain instances, to the expiration of an applicable cure period. The Guarantor has guaranteed (x) any losses that the lender may incur as a result of the occurrence of certain bad acts of the borrower and (y) the repayment of the FM Loan upon the occurrence of certain other significant events, including bankruptcy. Additionally, the Guarantor has agreed to indemnify the lender against certain environmental liabilities. Once the Company’s operating partnership acquires 95% of the membership interests of the FM Property SPE, the Company will replace the Guarantor with respect to the guarantee and the environmental indemnification and the Company’s operating partnership will become the managing member of the FM Property SPE.

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

Selling Commissions and Dealer Manager Fees

Cantor Fitzgerald & Co. (the “Dealer Manager”) is a registered broker-dealer affiliated with CFI. The Company entered into an agreement with the Dealer Manager and is obligated to pay various commissions and fees with respect to the Class A, Class T and Class I shares distributed in the Offering. For providing such services, the Dealer Manager will receive fees. CFI will pay a portion of selling commissions and all of the dealer manager fees, up to a total of 4.0% of gross offering proceeds from the sale of Class A shares and Class T shares, as well as 1.5% of Class I shares, incurred in connection with the Offering. The Company will reimburse such expenses (i) immediately prior to or upon the occurrence of a liquidity event, including (A) the listing of the Company’s common stock on a national securities exchange or (B) a merger, consolidation or a sale of substantially all of the Company’s assets or any similar transaction or any transaction pursuant to which a majority of the Company’s board of directors then in office are replaced or removed, or (ii) upon the termination of the advisory agreement by the Company or by the Advisor. In each such case, the Company only will reimburse CFI after the Company has fully invested the proceeds from the Offering and the Company’s stockholders have received, or are deemed to have received, in the aggregate, cumulative distributions equal to their invested capital plus a 6.0% cumulative, non-compounded annual pre-tax return on such invested capital.  Refer to “Note 9—Related Party Transactions” in the accompanying consolidated financial statements included in Part 1 - Item 1. “Financial Statements (Unaudited)” for further information regarding all related party fees.

The following table summarizes the above mentioned fees and expenses incurred by the Company for three months ended March 31, 2018:

		Due to related parties as of	Three months ended March 31, 2018		Due to related parties as of
Type of Fee or Reimbursement	Financial Statement Location	December 31, 2017	Incurred	Paid	March 31, 2018
Management Fees
Asset management fees(1)	Management fees	$34,092	$—	$34,092	$—
Property management and oversight fees(1)	Management fees	3,548	—	—	3,548
Organization, Offering and Operating Expense Reimbursements
Operating expenses	General and administrative expenses	1,569,362	680,077	—	2,249,439
Organization expenses	General and administrative expenses	4,188	939	—	5,127
Offering costs	Additional paid-in capital	218,826	111,034	—	329,860
Commissions and Fees
Selling commissions and dealer manager fees, net	Additional paid-in capital	—	854,622	854,622	—
Distribution fees	Additional paid-in capital	220,437	139,858	16,485	343,810
Total		$2,050,453	$1,786,530	$905,199	$2,931,784
Note:

(1) This table reflects the waiver of asset management fees and property management fees by the Advisor for the three month period ended March 31, 2018. There can be no assurance that the Advisor will waive the asset management fee, the property management fee or any other fees or expenses incurred by the Company in periods subsequent to March 31, 2018.

Investment by CFI

CFI has initially invested $200,001 in the Company through the purchase of 8,180 Class A shares at $24.45 per share. CFI may not sell any of these shares during the period it serves as our sponsor. Neither our Advisor nor CFI currently has any options or warrants to acquire any of our shares. CFI has agreed to abstain from voting any shares it acquires in any vote for the election of directors or any vote regarding the approval or termination of any contract with our sponsor or any of its affiliates.

In the event the advisory agreement is terminated, the shares owned by CFI would not be automatically redeemed. CFI would, however, be able to participate in the share repurchase program, subject to all of the restrictions of the share repurchase program applicable to all other common stockholders.

As of March 31, 2018, CFI has invested $3,688,327 in the Company through the purchase of 147,720 shares (8,180 Class A shares for the aggregate purchase price of $200,001 and 139,540 Class I shares for the aggregate purchase price of $3,488,326). 1,540 of the Class I shares were purchased by CFI pursuant to the distribution support agreement, which provides that in certain circumstances where the Company’s cash distributions exceed the Company’s modified funds from operations, CFI will purchase up to $5.0 million of Class I shares (including the $2.0 million of shares purchased in order to satisfy the minimum offering) at the then current offering price per Class I share net of dealer manager fees to provide additional cash to support distributions to the Company’s stockholders.

Sponsor Support

Our sponsor, CFI, is a recently-formed Delaware limited liability company and an affiliate of Cantor. CFI will pay a portion of selling commissions and all of the dealer manager fees, up to a total of 4.0% of gross offering proceeds from the sale of Class A shares and Class T shares, as well as 1.5% of gross offering proceeds from the sale of Class I shares, incurred in connection with the Offering. The Company will reimburse such expenses (i) immediately prior to or upon the occurrence of a liquidity event, including (A) the listing of the Company’s common stock on a national securities exchange or (B) a merger, consolidation or a sale of substantially all of the Company’s assets or any similar transaction or any transaction pursuant to which a majority of the Company’s board of directors then in office are replaced or removed, or (ii) upon the termination of the advisory agreement by us or by the advisor. In each such case, we only will reimburse CFI after the Company has fully invested the proceeds from the Offering and the Company’s stockholders have received, or are deemed to have received, in the aggregate, cumulative distributions equal to their invested capital plus a 6.0% cumulative, non-compounded annual pre-tax return on such invested capital. As of March 31, 2018, CFI has paid Sponsor Support totaling $1,147,535.

Results of Operations

Revenue

The Company’s revenues consist primarily of rental income from triple net leased commercial properties. The increase in revenue of approximately $117,426 for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017, was primarily due to the acquisition of one rental income-producing property, the GR Property, as of July 11, 2017. Rental income from the GR Property accounted for 100% of the Company’s total revenue for the three months ended March 31, 2018. The Company did not have any rental income for the three months ended March 31, 2017, as it had not commenced operations.

General and Administrative Expenses

The general and administrative expenses consist primarily of operating expense reimbursements to the Advisor, accounting fees and other professional fees.

The increase in general and administrative expenses of $929,999 during the three months ended March 31, 2018, as compared to the three months ended March 31, 2017, was primarily due to an increase in operating expense reimbursements to the Advisor relating primarily to the ongoing business of the Company.

Management Fees

Pursuant to the advisory agreement with the Advisor and based upon the amount of the Company’s current invested assets, the Company is required to pay to the Advisor a monthly asset management fee and may pay a monthly property management fee to the Advisor or affiliate of the Advisor, if the Advisor or such affiliate serves as a property manager with respect to a particular property. Additionally, the Company may be required to reimburse certain expenses incurred by the Advisor in providing such asset management services, subject to limitations as set forth in the advisory agreement. For the three months ended March 31, 2018, the asset management fee and property management fee incurred by the Company were waived by the Advisor. There were no such amounts incurred during the three months ended March 31, 2017.

Depreciation and Amortization

The increase in depreciation and amortization expenses of $61,573 for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017, was primarily due to the acquisition of the GR Property. The Company did not incur any depreciation and amortization expenses during the three months ended March 31, 2017.

Interest Expense

The increase in interest expense of $48,246 during the three months ended March 31, 2018, as compared to the three months ended March 31, 2017, was primarily due to an increase in the aggregate amount of debt outstanding of $4,500,000 during the three months ended March 31, 2018, as compared to $0 during the three months ended March 31, 2017.

Interest expense also includes amortization of deferred financing costs.

Income from Investments in Real Estate-Related Assets

Income from investments in real estate-related assets is earned on the Company’s investments in the DST and the FM Property SPE.

The increase in income from investments in real estate-related assets of $166,960 during the three months ended March 31, 2018, as compared to the three months ended March 31, 2017, was primarily due to an increase in the Company’s ownership in the DST and the FM Property SPE. The Company had no income from real estate-related assets during the three months ended March 31, 2017.

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

The following table presents a reconciliation of FFO to net loss:

Three Months Ended March 31, 2018
Net Loss	$(755,432)
Adjustments:
Real estate depreciation and amortization	61,573
Funds from Operations	$(693,859)

The following table presents a reconciliation of FFO to MFFO:

Three Months Ended March 31, 2018
Funds from Operations	$(693,859)
Adjustments:
Amortization of above-market lease intangibles	7,574
Other real estate investment related amortization	4,368
Organization expenses	939
Modified Funds from Operations	$(680,978)

Net Asset Value

On May 14, 2018 the Company’s board of directors approved an estimated NAV as of March 31, 2018 of $24.95 per share for Class A and I, and $24.93 for Class T. The calculation of the Company’s estimated NAV was performed by Robert A. Stanger & Co., Inc. (“Stanger”), its independent valuation firm, in accordance with the procedures described in the “Net Asset Value Calculation and Valuation Procedures” section of the Company’s prospectus and under the oversight of the Company’s board of directors. Although the independent valuation firm performs the calculation of the Company’s estimated NAV, the Company’s board of directors is solely responsible for the determination of the Company’s estimated NAV.

Summary of Methodology

In accordance with our current valuation procedures, our NAV was based in part upon the acquisition price paid (before acquisition fees and expenses) of our investment in real estate, the estimated net asset value of our real estate-related DST and FM Property investments, and the fair market value of our loan payable, as outlined in more detail below. The acquisition price for our investment in real estate is supported by a recent appraisal of this property.

Estimated Market Value of Unconsolidated Real Estate-Related DST Investment

While the Company’s investment in the DST occurred in the year ended December 31, 2017, the basis of such investment was the price paid for the DST Properties in November 2016. Given the time between the DST’s investment in the DST Properties around the date of the Company’s initial investment and the current valuation date for our NAV, the Advisor, with the consent of the Company’s board of directors, determined that an appraisal of the DST Properties and an estimate of the mortgage debt encumbering the DST Properties at the NAV valuation date was appropriate in determining the value of the Company’s DST investment.

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

DST Properties Mortgage Debt

Stanger performed a valuation of the mortgage debt encumbering the DST Properties in a manner as outlined below in “Fair Value of Long-Term Debt” and subject to the assumptions and limiting conditions contained therein. The discount rate applied to the future debt payments of the mortgage debt encumbering the DST Properties was 4.80%, producing a fair value estimate of the mortgage debt encumbering the DST Properties of $22,273,623, before reflecting the Company’s ownership interest in the DST.

In performing the calculation of the NAV, Stanger then added the other tangible net assets of the DST to the appraised value of the DST Properties less the estimated value of the DST Properties Mortgage Debt and multiplied the resulting total by the Company’s ownership interest in the DST (approximately 90.12%) to produce the value of the Company’s investment in the DST as of the valuation date.

Estimated Market Value of FM Property SPE

To determine the value of the FM Property, the Advisor, with the consent of the Company’s board of directors, determined that the acquisition price paid (before acquisition costs and fees) of the FM Property and an estimate of the mortgage debt encumbering the FM Property at the NAV valuation date was appropriate in determining the value of the Company’s FM Property SPE investment.

FM Property Mortgage Debt

Stanger performed a valuation of the mortgage debt encumbering the FM Property in a manner as outlined below in “Fair Value of Long-Term Debt” and subject to the assumptions and limiting conditions contained therein. The discount rate applied to the future debt payments of the mortgage debt encumbering the FM Property was 4.50%, producing a fair value estimate of the mortgage debt encumbering the FM Property of $21,011,532, before reflecting the Company’s ownership interest in the FM Property SPE.

In performing the calculation of the NAV, Stanger then added the other tangible net assets of the FM Property SPE to the acquisition price (before acquisition costs and fees) of the FM Property less the estimated value of the FM Property Mortgage Debt and multiplied the resulting total by the Company’s ownership interest in the FM Property SPE (approximately 77.36%) to produce the value of the Company’s investment in the FM Property SPE as of the valuation date. The use of the acquisition price for this recent acquisition is consistent with the Company’s valuation procedures. Stanger observed that the acquisition price was supported by a recent appraisal of the FM Property.

Fair Value of Long Term Debt

Stanger performed a valuation of the property-level debt by reviewing available market data for comparable liabilities and applying a selected discount rate to the stream of future debt payments. The discount rate was selected based on several factors including U.S. Treasury yields as of the valuation date, as well as loan-specific items such as loan-to-value ratio, debt service coverage ratio, collateral property location, age, type, lease term and lessee credit quality, prepayment terms, and maturity and loan origination date. The discount rate applied to the future debt payments of our long-term debt was approximately 4.30%. Stanger’s valuation of the long-term debt is based in part on the acquisition price (before fees and expenses) of the direct real estate investment associated with such long-term debt as well as certain other assumptions and limiting conditions, including: (i) Stanger was provided with loan documents and other factual loan information by the Advisor and has relied upon and assumed that such information is correct in all material respects and no warranty is given by Stanger as to the accuracy of such information; (ii) the collateral property is assumed to be free and clear of liens (other than the mortgage being valued); (iii) information furnished by others, upon which all or portions of Stanger’s value opinion is based, is believed to be reliable but has not been verified, and no warranty is given as to the accuracy of such information; and (iv) the mortgage is assumed to be salable, transferable or assumable between parties and is further assumed not to be in default. Stanger’s opinion of the long-term debt value was predicated on the above assumptions.

Estimated NAV

In performing the calculation of the estimated NAV, Stanger added the acquisition price paid (before acquisition costs and fees) of the direct real estate investment, the estimated net asset value of the investment in the DST, the estimated net asset value of the investment in the FM Property SPE, and other tangible assets, consisting of cash and equivalents, receivables and prepaid assets and subtracted the estimated fair market value of the long-term debt and other tangible liabilities, consisting of Accounts payable and accrued expenses, but excluding amounts owed to the Advisor for reimbursement of O&O (consistent with our valuation procedures), and consideration of any other amounts due to the Advisor or affiliates for repayment of the Sponsor Support or amounts due to the Special Unit Holder upon a liquidation of the Company to produce an estimated NAV as of March 31, 2018, consistent with the procedures described in the “Net Asset Value Calculation and Valuation Procedures” section of the Company’s prospectus, of $24.95 per share for Class A and I, and $24.93 for Class T shares.

The determination of NAV involves a number of assumptions and judgments, including estimates of the Advisor’s interest in disposition proceeds (if any). These assumptions and judgments may prove to be inaccurate. There can be no assurance that a stockholder would realize $24.95 per share of Class A and I common stock or $24.93 for Class T common stock if the Company were to liquidate or engage in another type of liquidity event today. In particular, the Company’s March 31, 2018 NAV is not based on an appraisal of the fair market value of the Company’s real estate portfolio at that date and does not consider fees or expenses that may be incurred in providing a liquidity event, including reimbursement of amounts to the Advisor for O&O. We believe the methodology of determining the Company’s NAV conforms to the Investment Program Association’s Practice Guideline for Valuations of Publicly Registered Non-Listed REITs (April 2013) and is prepared in accordance with the procedure described in the “Net Asset Value Calculation and Valuation Procedures” section of the Company’s prospectus.  In addition, the Company’s board of directors periodically reviews the Company’s NAV policies and procedures.

The purchase price per share for each class of the Company’s common stock will generally equal the prior quarter’s NAV per share, as determined quarterly, plus applicable selling commissions and dealer manager fees. The NAV for each class of shares is based on the value of the Company’s assets and the deduction of any liabilities, and any distribution fees applicable to such class of shares.

The following table provides a breakdown of the major components of the Company’s NAV:

Components of NAV	March 31, 2018
Investment in real estate	$7,936,508
Investments in real estate-related assets	30,699,545
Cash and cash equivalents	1,096,922
Other assets	607,036
Debt obligations	(4,456,592)
Due to related parties(1)	(2,252,987)
Accounts payable and other liabilities	(717,621)
Distribution fee payable the following month(2)	(7,534)
Sponsor Support repayment / special unit holder interest in liquidation	—
Net Asset Value	$32,905,277
Number of outstanding shares	1,318,888
Note:

(1) After removal of $334,987 due to Advisor for reimbursement of O&O pursuant to the procedures described in the “Net Asset Value Calculation and Valuation Procedures” section of the Company’s prospectus.

(2) Distribution fee only relates to Class T shares.

NAV Per Share	Class A Shares	Class T Shares	Class I Shares	Total
Total Gross Assets at Fair Value	$23,225,554	$11,160,114	$5,954,343	$40,340,011
Distribution fees due and payable	—	(7,534)	—	(7,534)
Debt obligations	(2,565,860)	(1,232,922)	(657,810)	(4,456,592)
Due to related parties	(1,297,145)	(623,292)	(332,550)	(2,252,987)
Accounts payable and other liabilities	(413,167)	(198,530)	(105,924)	(717,621)
Quarterly NAV	$18,949,382	$9,097,836	$4,858,059	$32,905,277
Number of outstanding shares	759,343	364,872	194,673	1,318,888
NAV per share	$24.95	$24.93	$24.95

The following table reconciles stockholders’ equity per the Company’s consolidated balance sheet to the Company’s NAV:

Reconciliation of Stockholders’ Equity to NAV	March 31, 2018
Stockholders’ equity under U.S. GAAP	$28,625,095
Adjustments:
Unrealized appreciation of real estate-related assets	3,528,360
Organization and offering costs	334,987
Acquisition costs	(82,739)
Deferred financing costs, net	(76,025)
Accrued distribution fee(1)	336,276
Accumulated depreciation and amortization	195,915
Fair value adjustment of debt obligations	43,408
NAV	$32,905,277
Note:	(1) Accrued distribution fee only relates to Class T shares.

The following details the adjustments to reconcile U.S. GAAP stockholders’ equity to the Company’s NAV:

Unrealized appreciation of real estate-related assets

Our investments in real estate-related assets are presented at historical cost, including acquisition costs, in our U.S. GAAP consolidated financial statements. As such, any increases in the fair market value of our investments in real estate are not included in our U.S. GAAP results. For purposes of determining our NAV, our investments in real estate are presented at fair value.

Organization and offering costs

The Advisor has agreed to pay, on behalf of the Company, all organizational and offering costs (including legal, accounting, and other costs attributable to the Company’s organization and offering, but excluding upfront selling commissions, dealer manager fees and distribution fees) (“Initial O&O Costs”) through the first anniversary of the date on which the Company satisfies the Minimum Offering Requirement, which will be May 18, 2018 (the “Escrow Break Anniversary”). Such costs will be reimbursed to the Advisor, ratably, by the Company, over 36 months beginning on May 19, 2018, subject to a maximum of 1% of gross offering proceeds of the Offering. Under U.S. GAAP, the Company's reimbursement liability pertaining to the Initial O&O costs is recorded as Due to related parties in the Company's consolidated balance sheet. For NAV, such costs will be recognized as a reduction in NAV as they are reimbursed.

Acquisition costs

The Company capitalizes acquisition costs incurred with the acquisition of its investment in real estate in accordance with U.S. GAAP. Such acquisition costs are not included in the value of real estate investments for purposes of determining NAV.

Deferred financing costs

Costs incurred in connection with obtaining financing are capitalized and amortized over the term of the related loan in accordance with U.S. GAAP. Such deferred financing costs are not included in the value of debt for purposes of determining NAV.

Accrued distribution fee

Accrued distribution fee represents the accrual for the full cost of the distribution fee for Class T shares. Under U.S. GAAP the Company accrued the full cost of the distribution fee as an offering cost at the time it sells the Class T shares. For purposes of NAV the Company recognizes the distribution fee as a reduction of NAV on a quarterly basis as such fee is due.

Accumulated depreciation and amortization

The Company depreciates its investments in real estate and amortizes certain other assets and liabilities in accordance with U.S. GAAP. Such depreciation and amortization is not considered for purposes of determining NAV.

Fair value adjustment of debt obligations

Our debt obligations are presented at historical cost in our U.S. GAAP consolidated financial statements. As such, any increases in the fair value of our debt obligations are not included in our U.S. GAAP results. For purposes of determining our NAV, our debt obligations are presented at fair value.

Sensitivity Analysis

Assuming all other factors remain unchanged, the table below presents the estimated increase or decrease to our March 31, 2018 NAV for a change in the going-in capitalization rate used in the DST Properties Appraisal together with a 5% change in the discount rates used to value our long-term debt and the DST Properties and FM Property Mortgage Debt:

Sensitivity Analysis	Range of NAV (Class A & I)			Range of NAV (Class T)
	Low	Concluded	High	Low	Concluded	High
Estimated Per Share NAV	$22.12	$24.95	$27.83	$22.10	$24.93	$27.81
Capitalization Rate - DST Properties	5.78%	5.50%	5.23%	5.78%	5.50%	5.23%
Capitalization Rate - FM Property	6.30%	6.00%	5.70%	6.30%	6.00%	5.70%
Discount Rate - Long-Term Debt	4.52%	4.30%	4.09%	4.52%	4.30%	4.09%
Discount Rate - DST Properties Mortgage Debt	5.04%	4.80%	4.56%	5.04%	4.80%	4.56%
Discount Rate - FM Property Mortgage Debt	4.73%	4.50%	4.28%	4.73%	4.50%	4.28%

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

If the Company is unable to raise substantial funds in the Offering, it will make fewer investments resulting in less diversification in terms of the type, number and size of investments it makes and the value of an investment in the Company will fluctuate with the performance of the limited assets it acquires. Further, the Company will have certain fixed operating expenses, including certain expenses as a REIT, regardless of whether it is able to raise substantial funds in the Offering. The Company’s inability to raise substantial funds would increase its fixed operating expenses as a percentage of gross income, reducing its net income and limiting its ability to make distributions. As of March 31, 2018, the Company raised gross proceeds of $33,679,431 in the Offering.

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

On July 11, 2017, in connection with the purchase of the GR Property, a wholly owned subsidiary of the Operating Partnership entered into a loan agreement (the “GR Loan”) with UBS AG with an outstanding principal amount of $4,500,000. As of March 31, 2018, the carrying amount of the GR Loan on the consolidated balance sheet is $4,423,975, which is net of $76,025 of deferred financing costs. The GR Loan provides for monthly interest payments and bears interest at an initial fixed rate of 4.1064% per annum through the anticipated repayment date, July 6, 2027, and thereafter at a revised interest rate of 3.0% per annum plus the greater of the initial interest rate or the 10 year swap yield through the maturity date, June 30, 2032. As of March 31, 2018, the Company’s debt ratio is 22.9%.

In addition to making investments in accordance with its investment objectives, the Company uses its capital resources to make certain payments to the Advisor and Dealer Manager. In conjunction with the Primary Offering, payments are made to the Dealer Manager for selling commissions, dealer manager fees, and distribution fee payments. With regards to the total organization and offering costs, including selling commissions, dealer manager fees, distribution fees and reimbursement of other organization and offering costs, will not exceed 15% of the gross proceeds of the Offering, including proceeds from sales of shares under the Company’s DRP. Additionally, the Company expects to make payments to the Advisor in connection with the management of its assets and costs incurred by the Advisor in providing services to the Company.

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

Cash Flows

The following table provides a breakdown of the net change in the Company’s cash and cash equivalents:

Three Months Ended March 31, 2018
Cash flows from operating activities	$(67,756)
Cash flows from investing activities	(17,238,747)
Cash flows from financing activities	10,746,400
Decrease in cash and cash equivalents	$(6,560,103)

Operating Activities

During the three months ended March 31, 2018, net cash used in operating activities was $67,756, compared to $0 of net cash used in operating activities for the three months ended March 31, 2017. The change was primarily due to an increase in net loss of $755,432, offset by a net increase in working capital accounts of $616,480 and an increase in depreciation and amortization expenses related to real estate assets and liabilities and deferred financing costs totaling $71,196 (see “—Results of Operations”).

Investing Activities

Net cash used in investing activities was $17,238,747 for the three months ended March 31, 2018, compared to $0 for the three months ended March 31, 2017. The increase was primarily due to the purchase of interest in real estate-related assets of $17,293,930 during the three months ended March 31, 2018.

Financing Activities

During the three months ended March 31, 2018, net cash provided by financing activities was $10,746,400, compared to $0 for the three months ended March 31, 2017. The change was primarily due to proceeds from common stock issued of $10,970,335.

Distributions

On November 8, 2017, the Company’s board of directors authorized, and the Company declared, distributions for November 2017, December 2017, and January 2018, based on an amount equal to $0.004253787 per day. On February 14, 2018, the Company’s board of directors authorized, and the Company declared, distributions for the period from February 15, 2018 to May 14, 2018, in an amount equal to $0.004253787 per day (or approximately $1.55 on an annual basis) per share of Class A common stock, Class I common stock and Class T common stock, less, for holders of the shares of Class T common stock, the distribution fees that are payable with respect to shares of Class T common stock. On May 14, 2018, the Company’s board of directors authorized, and the Company declared, distributions for the period from May 15, 2018 to August 14, 2018, in an amount equal to $0.004253787 per day (or approximately $1.55 on an annual basis) per share of Class A common stock, Class I common stock and Class T common stock, less, for holders of the shares of Class T common stock, the distribution fees that are payable with respect to shares of Class T common stock. The distributions are payable by the 5th business day following each month end to stockholders of record at the close of business each day during the prior month.

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

Under the terms of the Distribution Support Agreement, if the cash distributions the Company pays for any calendar quarter exceed the Company’s MFFO for such quarter, CFI will purchase Class I shares following the end of such calendar quarter for a purchase price equal to the distribution shortfall. The distribution shortfall is defined by the Distribution Support Agreement as the amount by which the distributions paid on such shares exceed the MFFO for such quarter. In such instance, the Company may be paying distributions from proceeds of the shares purchased by CFI or its affiliates, not from cash flow from operations. Class I shares purchased by CFI pursuant to the Distribution Support Agreement will be eligible to receive all distributions payable by the Company with respect to Class I shares.

The following table summarizes our distributions declared during the three months ended March 31, 2018. During the three months ended March 31, 2017, the Company had not commenced principal operations and as such, no distributions were made during this period.

	Three Months Ended March 31, 2018
	Amount	Percent
Distributions
Paid in cash	$122,761	30%
Payable	156,897	39%
Reinvested in shares	125,106	31%
Total distributions	$404,764	100%
Sources of Distributions:
Operating cash flows	$—	0%
Offering proceeds pursuant to Distribution Support Agreement(1)	—	0%
Offering proceeds	404,764	100%
Total sources of distributions	$404,764	100%

Note:

(1) Pursuant to the Distribution Support Agreement between the Company and CFI, CFI will purchase Class I shares of the Company’s common stock for any distribution shortfall within 15 business days following the Company’s filing with the SEC of its periodic report for such calendar quarter or year. Offering proceeds under the Distribution Support Agreement for such period were received by the Company in April 2018, after the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 was filed with the SEC on March 30, 2018.

During the three months ended March 31, 2018, the Company declared $404,764 of distributions to its shareholders (including those reinvested in shares pursuant to the DRP), compared to the Company’s total aggregate MFFO loss of $680,978 and the Company’s total aggregate net loss of $755,432 for that period.

Election as a REIT

The Company has elected and qualified to be taxed as a REIT and complies with the related provisions under the Internal Revenue Code of 1986, as amended. The Company intends to operate in such a manner to qualify for taxation as a REIT, but no assurance can be given that the Company will operate in a manner so as to qualify or remain qualified as a REIT. In order to qualify and continue to qualify for taxation as a REIT, the Company must distribute annually at least 90% of the Company’s REIT taxable income. REITs are subject to a number of other organizational and operational requirements. Even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, as well as federal income and excise taxes on its undistributed income.

Critical Accounting Policies

Below is a discussion of the accounting policies that management believes are critical to the Company’s principal operations. The Company considers these policies critical because they involve significant judgments and assumptions, and they require estimates about matters that are inherently uncertain and they are important for understanding and evaluating the Company’s reported financial results. The accounting policies have been established to conform with U.S. GAAP. The preparation of the financial statements in accordance with U.S. GAAP requires management to use judgments in the application of such policies. These judgments affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in the Company’s financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of the Company’s results of operations to those of companies in similar businesses.

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

Variable Interest Entities

A Variable Interest Entity (“VIE”) is an entity that lacks one or more of the characteristics of a voting interest entity. A VIE is defined as an entity in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The determination of whether an entity is a VIE includes both a qualitative and quantitative analysis. The Company bases the qualitative analysis on the Company’s review of the design of the entity, its organizational structure including decision-making ability and relevant financial agreements and the quantitative analysis on the forecasted cash flow of the entity. The Company will reassess the initial evaluation of an entity as a VIE upon the occurrence of certain reconsideration events. A VIE must be consolidated only by its primary beneficiary, which is defined as the party who, along with its affiliates and agents has both the: (i) power to direct the activities that most significantly impact the VIE’s economic performance and (ii) obligation to absorb the losses of the VIE or the right to receive the benefits from the VIE, which could be significant to the VIE. The Company will determine whether it is the primary beneficiary of a VIE by considering qualitative and quantitative factors, including, but not limited to: which activities most significantly impact the VIE’s economic performance and which party controls such activities; the amount and characteristics of its investment; the obligation or likelihood for us or other interests to provide financial support; consideration of the VIE’s purpose and design, including the risks the VIE was designed to create and pass through to its variable interest holders and the similarity with and significance to the Company’s business activities and other interests. The Company will reassess the determination of whether it is the primary beneficiary of a VIE each reporting period. Significant judgments related to these determinations include estimates about the current and future fair value and performance of investments held by these VIE’s and general market conditions. As of March 31, 2018, the Company concluded that it did have investments in VIE’s and because the Company is not the primary beneficiary it will not consolidate such entities, as described in “Note 10—Variable Interest Entities” in its accompanying consolidated financial statements included in Part 1 - Item 1. “Financial Statements (Unaudited).”

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

Investments in Real Estate-Related Assets

The Company has performed a consolidation analysis in accordance with ASC 810 as described in the “Variable Interest Entities” section of Note 2. The Company has determined, as a result of its analysis, that it is not the primary beneficiary of its investments, therefore has not consolidated the entities.  The Company has accounted for its investments in real estate related assets, which are controlled and managed by CFI, under the equity method of accounting. Under the equity method, the investment is adjusted each period for capital contributions and distributions and its share of the entity’s net income (loss). Capital contributions, distributions and net income (loss) of such entities are recorded in accordance with the terms of the governing documents. An allocation of net income (loss) may differ from the stated ownership percentage interest in such entity as a result of preferred returns and allocation formulas, if any, as described in such governing documents. Equity method investments are accounted for in accordance with ASC 323. Investments in real estate-related assets are periodically reviewed for impairment based on projected cash flows from the underlying investment. If an impairment is identified, the carrying value of the investment will be reduced to the anticipated recoverable amount. As of March 31, 2018, no impairment has been identified.

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

Income Taxes

The Company has elected and qualified to be taxed as a REIT and complies with the related provisions under the Internal Revenue Code of 1986, as amended. As a REIT, the Company will not be subject to U.S. federal income tax with respect to the portion of the Company’s income that meets certain criteria and is distributed annually to stockholders. The Company intends to operate in a manner that allows it to meet the requirements for taxation as a REIT. Many of these requirements, however, are highly technical and complex. The Company will monitor the business and transactions that may potentially impact the Company’s REIT status. If the Company were to fail to meet these requirements, it could be subject to U.S. federal income tax on the Company’s taxable income at regular corporate rates. The Company would not be able to deduct distributions paid to stockholders in any year in which it fails to qualify as a REIT. The Company would also be disqualified for the four taxable years following the year during which qualification was lost unless the Company was entitled to relief under specific statutory provisions.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09 “Revenue from Contracts with Customers (Topic 606).” Beginning January 1, 2018, companies are required to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and also includes additional disclosure requirements. The new standard can be adopted either retrospectively to prior reporting periods presented or as a cumulative effect adjustment as of the date of adoption. The Company has evaluated the overall impact that ASU 2014-09 has on the Company’s financial statements. The Company has adopted the standard using the modified retrospective transition method. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases,” which will require organizations that lease assets to recognize the assets and liabilities for the rights and obligations created by those leases on their balance sheet. Additional disclosure regarding a company’s leasing activities will also be expanded under the new guidance. For public entities, ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years and requires a modified retrospective transition. The Company is currently evaluating the overall impact of this pronouncement on its consolidated financial statements from both a lessor and lessee standpoint. Based on the Company’s preliminary assessment, the Company does not anticipate that adoption of the standard would have a material impact on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, “Clarifying the Definition of a Business,” which addresses the definition of a business and provides a framework to determine if an asset or group of assets to be acquired is not a business. The standard clarifies that when substantially all of the fair value of the gross assets to be acquired is concentrated in a single identifiable asset or group of similar identifiable assets, the asset or set of assets is not a business. ASU 2017-01 is effective for fiscal years beginning after December 15, 2017. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements as of March 31, 2018.

Emerging Growth Company

The Company is and will remain an “Emerging Growth Company,” as defined in the JOBS Act, until the earliest to occur of (i) the last day of the fiscal year during which the Company’s total annual gross revenues equal or exceed $1 billion (subject to adjustment for inflation); (ii) the last day of the fiscal year following the fifth anniversary of the Primary Offering; (iii) the date on which the Company has, during the previous three-year period, issued more than $1 billion in non-convertible debt; or (iv) the date on which the Company is deemed a large accelerated filer under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. Additionally, the Company is eligible to take advantage of certain other exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in the Company’s periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. The Company has chosen to “opt out” of that extended transition period and as a result the Company will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that the Company’s decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable. Otherwise, the Company has not yet made a decision whether to take advantage of any or all of the exemptions available to it under the JOBS Act.

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

Off-Balance Sheet Arrangements

As of March 31, 2018, the Company had no off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on the Company’s financial condition, revenue and expenses, results of operations, liquidity, capital expenditures, or capital resources.

Contractual Obligations

The following table presents the future principal payment due under the Company’s GR Loan agreement as of March 31, 2018, which represents the Company’s aggregate contractual obligations and commitments with payments due subsequent to March 31, 2018.

Year	Amount
2018 (remaining)	$—
2019	—
2020	—
2021	—
2022	—
Thereafter	4,500,000
Total	$4,500,000

Subsequent Events

Additional Purchase of Interest in Real Estate-Related Assets

On April 6, 2018, the Company purchased additional interests in the DST from a subsidiary owned by CFI totaling $1,367,646. As of May 14, 2018, the Company’s interest in the DST was 100%.

On April 13, 2018 and April 23, 2018, the Company purchased additional interests in the FM Property SPE from a subsidiary owned by CFI totaling $2,000,000 and $1,335,630, respectively. As of May 15, 2018, the Company’s interest in the FM Property SPE was 94.90%.

Status of the Offering

As of May 14, 2018, the Company had sold an aggregate of 1,721,786 shares of its common stock (consisting of 1,059,342 Class A shares, 430,614 Class T shares, and 231,830 Class I shares) in the Offering resulting in net proceeds of $42,416,638 to the Company as payment for such shares.

Distributions

On May 14, 2018, the Company’s board of directors authorized, and the Company declared, distributions for the period from May 15, 2018 to August 14, 2018, in an amount equal to $0.004253787 per day (or approximately $1.55 on an annual basis) per share of Class A common stock, Class I common stock and Class T common stock, less, for holders of the shares of Class T common stock, the distribution fees that are payable with respect to shares of Class T common stock. The distributions are payable by the 5th business day following each month end to stockholders of record at the close of business each day during the prior month.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

The market risk associated with financial instruments and derivative financial instruments is the risk of loss from adverse changes in market prices or interest rates.  The Company’s interest rate risk management objectives are to limit the impact of interest rate changes in earnings and cash flows and to manage overall borrowing costs. To achieve these objectives, from time to time, the Company may enter into interest rate hedge contracts such as swaps, collars and treasury lock agreements in order to mitigate interest rate risk with respect to various debt instruments. The Company would not hold or issue these derivative contracts for trading or speculative purposes. As of March 31, 2018, there are no such hedging contracts outstanding. The Company does not have any foreign operations and thus is not exposed to foreign currency fluctuations.

Interest Rate Risk

As of March 31, 2018, the Company had fixed rate debt of $4.5 million, and therefore, is not exposed to interest rate changes in LIBOR.

Credit Risk

Concentrations of credit risk arise when a number of tenants are engaged in similar business activities, or activities in the same geographic region, or have similar economic features that would cause their ability to meet contractual obligations, including those to the Company, to be similarly affected by changes in economic conditions. The Company is subject to tenant, geographic and industry concentrations. Any downturn of the economic conditions in one or more of these tenants, states or industries could result in a material reduction the Company’s cash flows or material losses to the Company. At March 31, 2018, the GR Property and all of the DST properties are 100% leased to Walgreens, and the FM Property is 100% leased to Daimler.

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

Changes in Internal Control over Financial Reporting.

There have not been any changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of March 31, 2018, we were not involved in any material legal proceedings.

Item 1A. Risk Factors.

The Company has disclosed in Part 1. Item 1A. –“Risk Factors” in its Annual Report on Form 10-K for the year ended December 31, 2017 (File No. 333-214130), filed with the SEC, risk factors which materially affect its business, financial condition or results of operations. There have been no material changes from the risk factors previously disclosed, except as noted below. You should carefully consider the risk factors set forth in the Annual Report on Form 10-K for the year ended December 31, 2017 and the other information set forth elsewhere in this Quarterly Report on Form 10-Q. You should be aware that these risk factors and other information may not describe every risk facing the Company. Additional risks and uncertainties not currently known to the Company or that management currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

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

Pursuant to a distribution support agreement, in certain circumstances where our cash distributions exceed MFFO, our sponsor will purchase up to $5.0 million of Class I Shares (which includes the shares our sponsor has purchased in order to satisfy the minimum offering) at the then current offering price per Class I Share net of dealer manager fees to provide additional cash to support distributions to our stockholders. The sale of these shares will result in the dilution of the ownership interests of our public stockholders. Upon termination or expiration of the distribution support agreement, we may not have sufficient cash available to pay distributions at the rate we had paid during preceding periods or at all. If we pay distributions from sources other than our cash flow from operations, we will have less cash available for investments, we may have to reduce our distribution rate, our net asset value may be negatively impacted and our stockholders overall return may be reduced. As of March 31, 2018, the Company has declared distributions of $722,903, of which 89% were paid using proceeds from the Offering, including $38,326 from the purchase of additional shares by our sponsor.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds of Registered Securities.

Unregistered Sales of Equity Securities

During the three months ended March 31, 2018, the Company did not complete any sales of unregistered securities.

Use of Proceeds

On March 23, 2017, the Company’s Registration Statement on Form S-11 (File No. 333-214310), was declared effective by the SEC. On May 18, 2017, the Company satisfied the Minimum Offering Requirement as a result of CFI purchasing $2.0 million in Class I shares at $25.00 per share. As of March 31, 2018, the Company’s NAV was $24.95 per Class A share, $24.93 per Class T share and $24.95 per Class I share, plus applicable selling commissions and dealer manager fees. Effective May 22, 2018, the new offering price was $26.26 per Class A share, $25.44 per Class T share and $24.95 per Class I share.

During the three months ended March 31, 2018, the Company issued the following shares of common stock and raised the following gross proceeds in connection with the Offering:

	Shares sold	Gross offering proceeds
Offering	447,984	$11,581,044

For the three months ended March 31, 2018, the Company issued 447,984 shares of common stock generating total gross proceeds of $11,581,044 in the Offering.

During this time, the Company also incurred $417,213 in selling commissions net of Sponsor Support, and incurred $123,373 of distribution fees, in connection with the issuance and distribution of our registered securities. The Company did not deduct any other organization and offering expenses from the net proceeds from the Offering as the Advisor has agreed to advance all of the organization and offering expenses on the Company’s behalf (other than selling commissions, dealer manager fees and distribution fees) through the Escrow Break Anniversary.

The net proceeds received from the Offering, after deducting the total expenses incurred as described above, were $11,040,458.

For the three months ended March 31, 2018, the Company used proceeds of $17,293,930 to purchase interests in real estate-related assets.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

The Company has not received any requests to repurchase any shares of common stock as of March 31, 2018.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits listed below are included, or incorporated by reference, in this Quarterly Report on Form 10-Q.

EXHIBITS INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
3.1

Second Articles of Amendment and Restatement of Rodin Global Property Trust, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 12, 2017)

3.2	Second Amended and Restated Bylaws of Rodin Global Property Trust, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 12, 2017)

4.1	Form of Subscription Agreement (incorporated by reference to Exhibit 4.1 to the Company’s Post-Effective Amendment No. 4 to Form S-11 (File No. 333-214130), filed with the SEC on April 10, 2018)

4.2

Form of Distribution Reinvestment Plan (incorporated by reference to Exhibit 4.2 to the Company’s Pre-Effective Amendment No. 2 to Form S-11 (File No. 333-214130), filed with the SEC on March 21, 2017)

10.1

Agreement of Purchase and Sale by and between LIC Charlotte Office Building, Inc., and Cantor Real Estate Investment Management Investments, LLC dated December 19, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on February 2, 2018)

10.2	Loan Agreement between 2477 Deerfield Drive, LLC and UBS AG dated February 1, 2018 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on February 2, 2018)

31.1*	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

RODIN GLOBAL PROPERTY TRUST, INC.

By:	/s/ Howard W. Lutnick
Howard W. Lutnick
Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)

	By:	/s/ Steven Bisgay
Steven Bisgay
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Dated: May 15, 2018