Form 10-Q
period 2018-06-30
RODIN GLOBAL PROPERTY TRUST, INC.
filed 2018-08-13
CIK 1666244

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Emerging growth company	☒

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

As of August 10, 2018, the registrant had 1,553,725 Class A shares, 271,820 Class I shares, and 672,396 Class T shares of $0.01 par value common stock outstanding.

RODIN GLOBAL PROPERTY TRUST, INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

RODIN GLOBAL PROPERTY TRUST, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2018	December 31, 2017
Assets
Investment in real estate, net of accumulated depreciation of $180,511 and $86,331, respectively	$6,522,689	$6,616,869
Investments in real estate-related assets	31,661,429	9,932,438
Intangible assets, net of accumulated amortization of $84,551 and $40,437, respectively	1,231,496	1,275,610
Cash and cash equivalents	19,107,962	7,657,025
Stock subscriptions receivable	22,212	250,760
Prepaid expenses and other assets	91,493	4,325
Due from related parties	101,520	12,670
Total assets	$58,738,801	$25,749,697
Liabilities and Equity
Liabilities
Loan payable, net of deferred financing costs of $73,976 and $78,074, respectively	$4,426,024	$4,421,926
Accrued interest payable	10,266	10,779
Distributions payable	239,650	101,174
Due to related parties	4,174,629	2,340,524
Total liabilities	8,850,569	6,874,403
Stockholders' equity
Controlling interest
Preferred stock, $0.01 par value per share, 50,000,000 shares authorized, and 0 issued and outstanding at June 30, 2018 and December 31, 2017, respectively	—	—
Class A common stock, $0.01 par value per share, 160,000,000 shares authorized, and 1,333,612 and 478,956 issued and outstanding at June 30, 2018 and December 31, 2017, respectively	13,336	4,790
Class T common stock, $0.01 par value per share, 200,000,000 shares authorized, and 623,983 and 225,652 issued and outstanding at June 30, 2018 and December 31, 2017, respectively	6,240	2,257
Class I common stock, $0.01 par value per share, 40,000,000 shares authorized, and 264,125 and 166,296 issued and outstanding at June 30, 2018 and December 31, 2017, respectively	2,641	1,663
Additional paid-in capital	54,065,161	21,136,120
Accumulated deficit and cumulative distributions	(4,200,146)	(2,270,536)
Total controlling interest	49,887,232	18,874,294
Non-controlling interests in subsidiaries	1,000	1,000
Total stockholders' equity	49,888,232	18,875,294
Total liabilities and stockholders' equity	$58,738,801	$25,749,697

See accompanying notes to consolidated financial statements

RODIN GLOBAL PROPERTY TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2018	2017	2018	2017
Revenues:
Rental revenues	$117,427	$—	$234,853	$—
Total revenues	117,427	—	234,853	—
Operating expenses:
General and administrative expenses	29,818	31,878	959,817	31,878
Depreciation and amortization	61,573	—	123,146	—
Management fees	254,661	—	254,661	—
Total operating expenses	346,052	31,878	1,337,624	31,878
Other income (expense):
Income from investments in real estate-related assets	146,055	—	313,015	—
Interest expense	(48,759)	—	(97,005)	—
Total other income (expense)	97,296	—	216,010	—
Net income (loss)	(131,329)	(31,878)	(886,761)	(31,878)
Net income (loss) attributable to non-controlling interest	—	—	—	—
Net income (loss) attributable to common stockholders	$(131,329)	$(31,878)	$(886,761)	$(31,878)
Weighted average shares outstanding	1,719,648	48,969	1,416,046	28,686
Net income (loss) per common share - basic and diluted	$(0.08)	$(0.65)	$(0.63)	$(1.11)

See accompanying notes to consolidated financial statements

RODIN GLOBAL PROPERTY TRUST, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

	Stockholders' Equity
								Accumulated
	Common Stock						Additional	Deficit and	Non-
	Class A		Class T		Class I		Paid-In	Cumulative	controlling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Distributions	interest	Equity
Balance as of January 1, 2017	8,180	$82	—	$—	—	$—	$199,919	$—	$1,000	$201,001
Common stock	469,222	4,692	225,105	2,252	166,152	1,662	22,037,202	—	—	22,045,808
Distribution reinvestment	1,554	16	547	5	144	1	55,558	—	—	55,580
Offering costs	—	—	—	—	—	—	(1,156,559)	—	—	(1,156,559)
Net income (loss)	—	—	—	—	—	—	—	(1,952,397)	—	(1,952,397)
Distributions declared on common stock	—	—	—	—	—	—	—	(318,139)	—	(318,139)
Balance as of December 31, 2017	478,956	$4,790	225,652	$2,257	166,296	$1,663	$21,136,120	$(2,270,536)	$1,000	$18,875,294

	Stockholders' Equity
								Accumulated
	Common Stock						Additional	Deficit and	Non-
	Class A		Class T		Class I		Paid-In	Cumulative	controlling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Distributions	interest	Equity
Balance as of January 1, 2018	478,956	$4,790	225,652	$2,257	166,296	$1,663	$21,136,120	$(2,270,536)	$1,000	$18,875,294
Common stock	846,193	8,462	394,271	3,942	97,277	972	34,504,654	—	—	34,518,030
Distribution reinvestment	8,463	84	4,060	41	552	6	325,813	—	—	325,944
Offering costs	—	—	—	—	—	—	(1,901,426)	—	—	(1,901,426)
Net income (loss)	—	—	—	—	—	—	—	(886,761)	—	(886,761)
Distributions declared on common stock	—	—	—	—	—	—	—	(1,042,849)	—	(1,042,849)
Balance as of June 30, 2018	1,333,612	$13,336	623,983	$6,240	264,125	$2,641	$54,065,161	$(4,200,146)	$1,000	$49,888,232

See accompanying notes to consolidated financial statements

RODIN GLOBAL PROPERTY TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months
	Ended June 30,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$(886,761)	$(31,878)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	123,146	—
Amortization of above-market lease intangibles	15,148	—
Amortization of deferred financing costs	4,098	—
Changes in assets and liabilities:
(Increase) in prepaid expenses and other assets	(87,168)	—
(Increase) in due from related parties	(81,429)	—
(Decrease) in accrued interest payable	(513)	—
Increase in due to related parties	1,133,302	31,878
Net cash provided by operating activities	219,823	—
Cash flows from investing activities:
Purchase of interest in real estate-related assets	(21,915,777)	—
Proceeds from investments in real estate-related assets	186,786	—
Net cash used in investing activities	(21,728,991)	—
Cash flows from financing activities:
Proceeds from issuance of common stock, net	33,538,534	2,205,933
Distributions	(578,429)	—
Net cash provided by financing activities	32,960,105	2,205,933
Increase in cash and cash equivalents	11,450,937	2,205,933
Cash and cash equivalents, at beginning of period	$7,657,025	$201,001
Cash and cash equivalents, at end of period	$19,107,962	$2,406,934
Supplemental disclosure of cash flow information:
Cash paid for interest	$93,420	$—
Non-cash financing activities:
Distributions payable	$138,476	$—
Distribution reinvestment	$325,944	$—

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

On February 2, 2016, the Company was capitalized with a $200,001 investment by the Company’s sponsor, Cantor Fitzgerald Investors, LLC (“CFI”) through the purchase of 8,180 Class A shares of common stock. In addition, a wholly owned subsidiary of CFI, Rodin Global Property Trust OP Holdings, LLC (the “Special Unit Holder”), has invested $1,000 in the Operating Partnership and has been issued a special class of limited partnership units (“Special Units”), which is recorded as a non-controlling interest on the consolidated balance sheet as of June 30, 2018. The Company has registered with the Securities and Exchange Commission (“SEC”) an offering of up to $1.25 billion in shares of common stock, consisting of up to $1.0 billion in shares in the Company’s primary offering (the “Primary Offering”) and up to $250 million in shares pursuant to its distribution reinvestment plan (the “DRP”, and together with the Primary Offering, the “Offering”). On May 18, 2017, the Company satisfied the minimum offering requirement as a result of CFI’s purchase of $2.0 million in Class I shares (the “Minimum Offering Requirement”).

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

As of June 30, 2018, the Company owned the following investments:

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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements are presented in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC. In the opinion of management, the accompanying consolidated financial statements contain all adjustments and eliminations, consisting only of normal recurring adjustments necessary for a fair presentation in conformity with U.S. GAAP. Certain reclassifications have been made to previously reported amounts to conform to the current presentation.

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

The Company evaluates all of its investments in real estate-related assets to determine if they are VIEs utilizing judgments and estimates that are inherently subjective. If different judgments or estimates were used for these evaluations, it could result in differing conclusions as to whether or not an entity is a VIE and whether or not to consolidate such entity. As of June 30, 2018, the Company concluded that it did have investments in VIE’s and because the Company is not the primary beneficiary, it will not consolidate such entities, as described in further detail in Note 10.

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

The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate assets may not be recoverable. Impairment indicators that the Company considers include, but are not limited to, bankruptcy or other credit concerns of a property’s major tenant, such as a history of late payments, rental concessions and other factors, a significant decrease in a property’s revenues due to lease terminations, vacancies, co-tenancy clauses, reduced lease rates or other circumstances. When indicators of potential impairment are present, the Company assesses the recoverability of the assets by determining whether the carrying amount of the assets will be recovered through the undiscounted future cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying amount, the Company will adjust the real estate assets to their respective fair values and recognize an impairment loss. Generally, fair value is determined using a discounted cash flow analysis and recent comparable sales transactions. No impairment losses were recorded during the six months ended June 30, 2018 or during the year ended December 31, 2017 after the Company assessed the recoverability of its assets.

Investments in Real Estate-Related Assets

The Company has performed a consolidation analysis in accordance with ASC 810 as described in the “Variable Interest Entities” section of Note 2. The Company has determined, as a result of its analysis, that it is not the primary beneficiary of its investments, therefore has not consolidated the entities.  The Company has accounted for its investments in real estate related assets, which are controlled and managed by CFI, under the equity method of accounting. Under the equity method, the investment is adjusted each period for capital contributions and distributions and its share of the entity’s net income (loss). Capital contributions, distributions and net income (loss) of such entities are recorded in accordance with the terms of the governing documents. An allocation of net income (loss) may differ from the stated ownership percentage interest in such entity as a result of preferred returns and allocation formulas, if any, as described in such governing documents. Equity method investments are accounted for in accordance with ASC 323. Investments in real estate-related assets are periodically reviewed for impairment based on projected cash flows from the underlying investment. If an impairment is identified, the carrying value of the investment will be reduced to the anticipated recoverable amount. As of June 30, 2018, no impairment has been identified.

Deferred Financing Costs

Costs incurred in connection with obtaining financing are capitalized and amortized over the term of the related loan on a straight-line basis, which approximates the effective interest method. The carrying value of the deferred financing costs at June 30, 2018 and December 31, 2017 was $73,976 and $78,074, respectively which is net of accumulated amortization of  $7,960 and $3,862, respectively, and recorded as an offset to the related debt. For the six months ended June 30, 2018 and the six months ended June 30, 2017, amortization of deferred financing costs was $4,098 and $0, respectively, and for the three months ended June 30, 2018 and the three months ended June 30, 2017, amortization of deferred financing costs was $2,049 and $0, respectively, and is included in Interest expense on the accompanying consolidated statement of operations.

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

Stock Subscriptions Receivable

As prescribed by ASC 505, Stock subscriptions receivable represent the purchase of common stock for which the Company has not yet received payment from the purchaser. As of June 30, 2018 and December 31, 2017, the amount of stock subscriptions receivable was $22,212 and $250,760, respectively. The amounts outstanding at June 30, 2018 and December 31, 2017 were received by the Company during July 2018 and January 2018, respectively.

Due from Related Parties

Due from related parties includes amounts owed to the Company by CFI pursuant to the terms of the Sponsor Support Agreement for the reimbursement of selling commissions and marketing fees, which at June 30, 2018 and December 31, 2017 was $20,091 and $12,670, respectively. The amounts of Sponsor Support outstanding at June 30, 2018 and December 31, 2017 were received by the Company during July 2018 and January 2018, respectively. Due from related parties also includes amounts owed to the Company for advances made to an affiliated entity for expenses incurred by such entity, which at June 30, 2018 and December 31, 2017 was $81,429 and $0, respectively. The amount of advances outstanding at June 30, 2018 was received by the Company during July 2018.

Due to Related Parties

Due to related parties is comprised of amounts contractually owed by the Company for various services provided to the Company from a related party, which at June 30, 2018 and December 31, 2017 was $4,174,629 and $2,340,524, respectively (See Note 9).

Organization and Offering Costs

The Advisor has agreed to pay, on behalf of the Company, all organizational and offering costs (including legal, accounting, and other costs attributable to the Company’s organization and offering, but excluding upfront selling commissions, dealer manager fees and distribution fees) (“Initial O&O Costs”) through the first anniversary of the date on which the Company satisfied the Minimum Offering Requirement, which was May 18, 2018 (the “Escrow Break Anniversary”). Following the Escrow Break Anniversary, the Company began reimbursing the Advisor for payment of organization and offering costs on a monthly basis, which will continue through the period ended May 18, 2021; provided, however, that the Company shall not be obligated to pay any amounts that as a result of such payment would cause the aggregate payments for organization and offering costs (less selling commissions, dealer manager fees and distribution fees) paid to the Advisor to exceed 1% of gross proceeds of the Offering, as of such payment date. Any amounts not reimbursed in any period shall be included in determining any reimbursement liability for a subsequent period. As of June 30, 2018, the Advisor has continued to pay all O&O costs on behalf of the Company.

RODIN GLOBAL PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of June 30, 2018 and December 31, 2017, the Advisor has incurred Initial O&O Costs on the Company’s behalf of $5,332,878 and $4,018,575, respectively. As of June 30, 2018 and December 31, 2017, the Company is obligated to reimburse the Advisor for Initial O&O costs in the amount of $544,582 and $223,014, respectively, which is included within Due to related parties in the accompanying consolidated balance sheets. As of June 30, 2018 and December 31, 2017, organizational costs of $8,058 and $4,188 were expensed and offering costs of $561,395 and $218,826 were charged to stockholders’ equity. As of June 30, 2018 and December 31, 2017, the Company has made reimbursement payments of $24,871 and $0, respectively, to the Advisor for Initial O&O costs incurred.

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

In January 2017, the FASB issued ASU 2017-01, “Clarifying the Definition of a Business,” which addresses the definition of a business and provides a framework to determine if an asset or group of assets to be acquired is not a business. The standard clarifies that when substantially all of the fair value of the gross assets to be acquired is concentrated in a single identifiable asset or group of similar identifiable assets, the asset or set of assets is not a business. ASU 2017-01 is effective for fiscal years beginning after December 15, 2017. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements as of June 30, 2018.

RODIN GLOBAL PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 3 – Investment in Real Estate

As of June 30, 2018, the Company owned one investment in real estate, the GR Property, located at 3596 Alpine Avenue, Grand Rapids, Michigan, through a wholly owned subsidiary of its Operating Partnership. The GR Property is 14,552 square feet, and annualized rental income the Company earns from the GR Property is $500,000. The total acquisition cost was comprised of $3,436,508 in equity, $82,739 in capitalized acquisition related costs, and $4,500,000 in proceeds from a note payable (See Note 7).

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

The initial term of the lease commenced in 2007 and is 75 years with termination options every 5 years beginning on July 31, 2032.

Investment in real estate, net consisted of the following at June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
Building and building improvements	$5,769,179	$5,769,179
Land	934,021	934,021
Total	6,703,200	6,703,200
Accumulated depreciation	(180,511)	(86,331)
Investment in real estate, net	$6,522,689	$6,616,869

Note 4 - Intangibles

The amortization of acquired above-market and/or below-market leases is recorded as an adjustment to rental revenue on the consolidated statements of operations. For the six months ended June 30, 2018 and the six months ended June 30, 2017, the amount of such amortization included as a decrease to rental income was $15,148 and $0, respectively, and for the three months ended June 30, 2018 and the three months ended June 30, 2017, the amount of such amortization included as a decrease to rental income was $7,574 and $0, respectively. The amortization of in-place leases is recorded as an adjustment to depreciation and amortization expense on the consolidated statements of operations. For the six months ended June 30, 2018 and the six months ended June 30, 2017, the amount of such amortization was $28,966 and $0, respectively, and for the three months ended June 30, 2018 and the three months ended June 30, 2017, the amount of such amortization was $14,483 and $0, respectively.

RODIN GLOBAL PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of June 30, 2018 and December 31, 2017, the gross carrying amount and accumulated amortization of the Company’s intangible assets consisted of the following:

	June 30, 2018	December 31, 2017
Intangible assets:
In-place lease intangibles	$864,148	$864,148
Above-market lease intangibles	451,899	451,899
Total intangible assets	1,316,047	1,316,047
Accumulated amortization:
In-place lease amortization	(55,518)	(26,552)
Above-market lease amortization	(29,033)	(13,885)
Total accumulated amortization	(84,551)	(40,437)
Intangible assets, net	$1,231,496	$1,275,610

The estimated future amortization on the Company’s intangibles for each of the next five years and thereafter as of June 30, 2018 is as follows:

Year	In-place Lease Intangibles	Above-market Lease Intangibles	Total
2018 (remaining)	$28,966	$15,147	$44,113
2019	57,932	30,295	88,227
2020	57,932	30,295	88,227
2021	57,932	30,295	88,227
2022	57,932	30,295	88,227
Thereafter	547,936	286,539	834,475
	$808,630	$422,866	$1,231,496

Note 5 - Five Year Minimum Rental Payments

The estimated future minimum rents the Company expects to receive for the GR Property for each of the next five years and thereafter through the end of the primary term as of June 30, 2018 is as follows:

Year	Future Minimum Rents
2018 (remaining)	$250,000
2019	500,000
2020	500,000
2021	500,000
2022	500,000
Thereafter	4,750,000
Total	$7,000,000

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

During the six months ended June 30, 2018, the Company, through its operating partnership, purchased 3,868 additional beneficial interests in the DST from a subsidiary owned by CFI totaling $3,867,646. As of June 30, 2018, the Company’s interest in the DST was 100%.

RODIN GLOBAL PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

RODIN GLOBAL PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The estimated future minimum rents associated with the DST Properties for each of the next five years and through the end of the primary term as of June 30, 2018 is as follows:

Year	Future Minimum Rents
2018 (remaining)	$1,097,979
2019	2,195,958
2020	2,195,958
2021	2,209,683
2022	2,305,756
Thereafter	21,276,365
Total	$31,281,699

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

Subsequent to the date of initial acquisition, the Company purchased additional membership interests in the FM Property SPE from CFI totaling $9,635,630 during the six months ended June 30, 2018. As of June 30, 2018, the Company’s ownership interest in the FM Property SPE was 94.90%, and CFI’s interest was 5.10%.

Based on the Company’s consolidation analysis, the FM Property SPE is accounted for as an equity method investment in accordance with ASC 323. The Company’s consolidation analysis was performed in accordance with ASC 810 as described in the “Variable Interest Entities” section of Note 2.

RODIN GLOBAL PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The estimated future minimum rents associated with the FM Property for each of the next five years and through the end of the primary term as of June 30, 2018 is as follows:

Year	Future Minimum Rents
2018 (remaining)	$1,206,568
2019	2,461,188
2020	2,509,240
2021	2,560,296
2022	2,611,352
Thereafter	16,800,348
Total	$28,148,992

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

RODIN GLOBAL PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The results of operations for the Company’s investments in real estate related assets for the three and six months ended June 30, 2018 and June 30, 2017 are summarized below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
DST Properties	2018	2017	2018	2017
Revenues	$580,937	$580,937	$1,161,874	$1,161,874
Operating expenses	(210,450)	(210,474)	(421,218)	(424,620)
Other expenses, net	(261,171)	(261,171)	(519,472)	(519,472)
Net income (loss)	$109,316	$109,292	$221,184	$217,782

Net income (loss) attributable to the Company(1)	$109,315	$—	$210,135	$—

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
FM Property	2018	2017	2018	2017
Revenues	$667,660	$—	$1,112,766	$—
Operating expenses	(415,252)	—	(620,222)	—
Other expenses, net	(213,693)	—	(351,780)	—
Net income (loss)	$38,715	$—	$140,764	$—

Net income (loss) attributable to the Company(1)	$36,740	$—	$102,880	$—
Note:	(1) Represents the Company’s allocable share of net income (loss) based on the Company’s ownership interest in the underlying investment in real estate-related assets.

Note 7 – Loan Payable

On July 11, 2017, in connection with the purchase of the GR Property (refer to Note 3), a wholly owned subsidiary of the Operating Partnership entered into a loan agreement (the “GR Loan”) with UBS AG with an outstanding principal amount of $4,500,000. The GR Loan provides for monthly interest payments which accrue through the 10th of each month.  The GR Loan bears interest at an initial fixed rate of 4.1064% per annum through the anticipated repayment date July 6, 2027 and thereafter at a revised interest rate of 3.0% per annum plus the greater of the initial interest rate or the 10 year swap yield through the maturity date June 30, 2032.  As of June 30, 2018 and December 31, 2017, the Company’s Loan payable balance on the consolidated balance sheets totals $4,426,024 and $4,421,926, net of deferred financing costs, respectively.  As of June 30, 2018 and December 31, 2017 deferred financing costs totaled $73,976 and $78,074, net of accumulated amortization of $7,960 and $3,862, respectively which has been accounted for within Interest expense on the consolidated statements of operations.

Information on the Company’s Loan payable as of June 30, 2018 and December 31, 2017 is as follows:

Description	June 30, 2018	December 31, 2017
Principal amount of loan	$4,500,000	$4,500,000
Less: Deferred financing costs, net of accumulated amortization of $7,960 and $3,862, respectively	(73,976)	(78,074)
Loan payable, net of deferred financing costs	$4,426,024	$4,421,926

For the six months ended June 30, 2018 and six months ended June 30, 2017, the Company incurred $92,907 and $0, respectively, of interest expense, and for the three months ended June 30, 2018 and for the three months ended June 30, 2017 the Company incurred $46,710 and $0, respectively, of interest expense, which is included within Interest expense on the consolidated statements of operations. As of June 30, 2018, $10,266 remains unpaid and is recorded as accrued interest payable on the Company’s consolidated balance sheet.

RODIN GLOBAL PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the future principal payment due under the Company’s GR Loan agreement as of June 30, 2018:

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

The Company determines its net asset value as of the end of each quarter. Net Asset Value (“NAV”), as defined, is consistent with the Company’s prospectus and excludes any Initial O&O costs, with such costs to be reflected in the Company’s NAV to the extent the Company reimburses the Advisor for these costs. As of June 30, 2018, the per share purchase price for shares of common stock in the Primary Offering was $26.26 per Class A share, $25.44 per Class T share, and $24.95 per Class I share. The price for each class of shares of common stock in the Company’s DRP was $24.95. The Company’s board of directors adjusts the offering prices of each class of shares such that the purchase price per share for each class equals the NAV per share as of the most recent valuation date, as determined on a quarterly basis, plus applicable upfront selling commissions and dealer manager fees, less applicable support from CFI of a portion of selling commissions and dealer manager fees (as described below).

The Company’s shares of common stock consist of Class A shares, Class T shares and Class I shares, all of which are collectively referred to herein as shares of common stock. As of June 30, 2018, the Company’s total number of authorized common shares was 400,000,000, consisting of 160,000,000 of Class A authorized common shares, 200,000,000 of Class T authorized common shares and 40,000,000 of Class I authorized common shares. The Company has the right to reallocate the shares of common stock offered between the Company’s Primary Offering and the Company’s DRP. The Class A shares, Class T shares and Class I shares have identical rights and privileges, including identical voting rights, but have different upfront selling commissions and dealer manager fees and the Class T shares have an ongoing distribution fee. The per share amount of distributions on Class T shares is lower than the per share amount of distributions on Class A shares and Class I shares because of the on-going distribution fee that is payable with respect to Class T shares sold in the Primary Offering.

CFI pays a portion of selling commissions and all of the dealer manager fees (“Sponsor Support”), up to a total of 4.0% of gross offering proceeds from the sale of Class A shares and Class T shares, and up to a total of 1.5% of gross offering proceeds from the sale of Class I shares, incurred in connection with the Offering. Selling commissions and dealer manager fees are presented net of Sponsor Support on the Company’s consolidated statements of stockholders’ equity. The Company will reimburse Sponsor Support (i) immediately prior to or upon the occurrence of a liquidity event, including (A) the listing of the Company’s common stock on a national securities exchange or (B) a merger, consolidation or a sale of substantially all of the Company’s assets or any similar transaction or any transaction pursuant to which a majority of the Company’s board of directors then in office are replaced or removed, or (ii) upon the termination of the Advisory Agreement (as defined below) by the Company or by the Advisor. In each such case, the Company will only reimburse CFI after the Company has fully invested the proceeds from the Offering and the Company’s stockholders have received, or are deemed to have received, in the aggregate, cumulative distributions equal to their invested capital plus a 6.0% cumulative, non-compounded annual pre-tax return on such invested capital.

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

As of June 30, 2018, the Company had sold 2,213,540 shares of its common stock (consisting of 1,325,432 Class A shares, 623,983 Class T shares and 264,125 Class I shares) in the Offering for aggregate net proceeds of $54,496,922. As of December 31, 2017, the Company had sold 862,724 shares of its common stock (consisting of 470,776 Class A shares, 225,652 Class T shares and 166,296 Class I shares) in the Offering for aggregate net proceeds of $21,170,478.

Distributions

The Company’s board of directors has authorized, and the Company has declared, distributions through November 14, 2018, in an amount equal to $0.004253787 per day per share of Class A common stock, Class I common stock and Class T common stock, less, for holders of the shares of Class T common stock, the distribution fees that are payable with respect to shares of Class T common stock. The distributions are payable by the 5th business day following each month end to stockholders of record at the close of business each day during the prior month.

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

As of June 30, 2018 and December 31, 2017, the Company has declared distributions of $1,360,988 and $318,139, respectively, of which $239,650 and $101,174, respectively, remains payable and has been recorded as distribution payable on the accompanying consolidated balance sheets. All of the unpaid distributions as of June 30, 2018 and December 31, 2017 were paid during July 2018 and January 2018, respectively. As of June 30, 2018 and December 31, 2017, distributions reinvested pursuant to the Company’s DRP are $381,524 and $55,580, respectively.

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

RODIN GLOBAL PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company has not received any requests to repurchase any shares of common stock as of June 30, 2018.

Non-controlling Interest

The Special Unit Holder has invested $1,000 in the Operating Partnership and has been issued a special class of limited partnership units as part of the overall consideration for the services to be provided by the advisor. This investment has been recorded as non-controlling interest on the consolidated balance sheets as of June 30, 2018 and December 31, 2017, respectively.

Note 9 – Related Party Transactions

DST Interests

During the six months ended June 30, 2018, the Company, through its operating partnership, acquired an additional 3,868 of the Interests in the DST, a Delaware statutory trust, which is controlled and managed by CFI, for a purchase price of $3,867,646. As of June 30, 2018, the Company’s interest in the DST was 100%. The Company continues to account for its investment in the DST under the equity method of accounting, as described in “Note 6—Investment in Real Estate-Related Assets”.

FM Property Interests

Subsequent to the initial acquisition closing, and during the six months ended June 30, 2018, the Company, through its operating partnership, acquired additional membership interests in the FM Property SPE from CFI totaling $9,635,630. As of June 30, 2018, the Company’s interest in the FM Property SPE was 94.90%

Fees and Expenses

Pursuant to the Advisory Agreement (as defined below) between the Company and the Advisor, and subject to certain restrictions and limitations, the Advisor will be responsible for managing the Company's affairs on a day-to-day basis and for identifying, originating, acquiring and managing investments on behalf of the Company. For providing such services, the Advisor will receive fees and reimbursements from the Company. The following summarizes these fees and reimbursements.

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

The Advisor has agreed to advance all of the organization and offering expenses on the Company’s behalf (other than selling commissions, dealer manager fees and distribution fees) through the Escrow Break Anniversary. Following the Escrow Break Anniversary, the Company began reimbursing the Advisor for such costs on a monthly basis, which will continue through May 21, 2021; provided that the Company will not be obligated to reimburse any amounts that as a result of such payment would cause the aggregate payments for organization and offering costs paid to the Advisor to exceed 1% of gross offering proceeds of the Offering as of such reimbursement date. As of June 30, 2018 and December 31, 2017, the Advisor had incurred $5,332,878 and $4,018,575, respectively, of organization and offering costs (other than upfront selling commissions, dealer manager fees and distribution fees) on behalf of the Company. The amount of the Company’s obligation is limited to 1% of gross offering proceeds of the Offering, which at June 30, 2018 and December 31, 2017 is $544,582 and $223,014, respectively, and is included within Due to related parties in the accompanying consolidated balance sheets. As of June 30, 2018 and December 31, 2017, organizational costs of $8,058 and $4,188 were expensed and offering costs of $561,395 and $218,826 were charged to stockholders’ equity. As of June 30, 2018 and December 31, 2017, the Company has made reimbursement payments of $24,871 and $0, respectively, to the Advisor for Initial O&O costs incurred.

RODIN GLOBAL PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Acquisition Expenses. The Company currently does not intend to pay the Advisor any acquisition fees in connection with making investments. The Company will, however, provide reimbursement of customary acquisition expenses (including expenses relating to potential investments that the Company does not close), such as legal fees and expenses (including fees of in-house counsel of affiliates and other affiliated service providers that provide resources to the Company), costs of due diligence (including, as necessary, updated appraisals, surveys and environmental site assessments), travel and communication expenses, accounting fees and expenses and other closing costs and miscellaneous expenses relating to the acquisition or origination of the Company’s investments. While most of the acquisition expenses are expected to be paid to third parties, a portion of the out-of-pocket acquisition expenses may be paid or reimbursed to the Advisor or its affiliates. The Advisor has not incurred any reimbursable acquisition expenses on behalf of the Company as of June 30, 2018.

Distribution Fees. Distribution fees are payable to the Dealer Manager with respect to the Company’s Class T shares only, all or a portion of which may be re-allowed by the Dealer Manager to participating broker-dealers. The distribution fees accrue daily and are calculated on outstanding Class T shares issued in the Primary Offering in an amount equal to 1.0% per annum of (i) the gross offering price per Class T share in the Primary Offering, or (ii) if the Company is no longer offering shares in a public offering, the most recently published per share NAV of Class T shares. The distribution fee will be payable monthly in arrears and will be paid on a continuous basis from year to year. During the six months ended June 30, 2018 and June 30, 2017, the Company paid distribution fees of $41,323 and $0, respectively. As of June 30, 2018 and December 31, 2017, the Company has incurred a liability of $578,671 and $220,437, respectively, which is included within Due to related parties on the consolidated balance sheets, $10,171 and $4,396, respectively, of which was due as of June 30, 2018 and December 31, 2017 and paid during the three months ended September 30, 2018 and the three months ended March 31, 2018, respectively.

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

Asset Management Fees. Asset management fees are due to the Advisor and consist of monthly fees equal to one-twelfth of 1.25% of the cost of the Company’s investments at the end of each month. In the case of investments made through joint ventures, the asset management fee will be determined based on the Company’s proportionate share of the underlying investment. For the three and six months ended June 30, 2018, the Company incurred asset management fees of $252,786 and $252,786, respectively. The asset management fee related to the first quarter of 2018 of $173,870 was waived by the Advisor. There can be no assurance that the Advisor will waive the asset management fee or any other fees or expenses in periods subsequent to March 31, 2018. The asset management fee related to the second quarter of 2018 of $252,786 is unpaid as of June 30, 2018 and has been included within due to related parties on the consolidated balance sheet. There were no asset management fees incurred during the three and six months ended June 30, 2017.

Other Operating Expenses. The Company and the Advisor entered into an Amended and Restated Advisory Agreement (the “Amended and Restated Advisory Agreement” or “Advisory Agreement”). Effective April 1, 2018, the Amended and Restated Advisory Agreement (i) includes limitations with regards to the incurrence of and additional limitations on reimbursements of operating expenses and (ii) clarifies the reimbursement and expense timing and procedures, including potential reimbursement of unreimbursed operating expenses.

RODIN GLOBAL PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Pursuant to the terms of the Advisory Agreement between the Company and the Advisor, the Company is obligated to reimburse the Advisor for certain operating expenses. Beginning in the fourth quarter of 2018, the Company will be subject to the limitation that it generally may not reimburse the Advisor for any amounts by which the total operating expenses at the end of the four preceding fiscal quarters exceeds the greater of (i) 2.0% of average invested assets (as defined in the Advisory Agreement) and (ii) 25.0% of net income other than any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of investments for that period (the “2%/25% Guidelines”). If the Company’s independent directors determine that all or a portion of such amounts in excess of the limitation are justified based on certain factors, the Company may reimburse amounts in excess of the limitation to the Advisor. In addition, beginning in the fourth quarter of 2018, the Company may request any operating expenses that were previously reimbursed to the Advisor in prior or future periods in excess of the limitation to be remitted back to the Company. As of June 30, 2018, the Company has accrued but not reimbursed any of the $2,796,715 in operating expenses pursuant to the Advisory Agreement, which represents the current operating expense reimbursement obligation to the Advisor.

The Amended and Restated Advisory Agreement provides that, subject to other limitations on the incurrence and reimbursement of operating expenses contained in the Amended and Restated Advisory Agreement, operating expenses which have been incurred and paid by the Advisor will not become an obligation of the Company unless the Advisor has invoiced the Company for reimbursement, which will occur in a quarterly statement and accrued for in the respective period. The Advisor will not invoice the Company for any reimbursement if the impact of such would result in the Company’s incurrence of an obligation in an amount that would result in the Company’s net asset value per share for any class of shares to be less than $25.00. The Company may, however, incur and record an obligation to reimburse the Advisor, even if it would result in the Company’s net asset value per share for any class of shares for such quarter to be less than $25.00, if the Company’s board of directors determines that the reasons for the decrease of the Company’s net asset value per share below $25.00 were unrelated to the Company’s obligation to reimburse the Advisor for operating expenses.

In addition, the Amended and Restated Advisory Agreement provides that all or a portion of the operating expenses, which have not been previously paid by the Company or invoiced by the Advisor may be in the sole discretion of the Advisor: (i) waived by the Advisor, (ii) reimbursed to the Advisor in any subsequent quarter or (iii) reimbursed to the Advisor in connection with a liquidity event or termination of the Amended and Restated Advisory Agreement, provided that the Company has fully invested the proceeds from its initial public offering and the stockholders have received, or are deemed to have received, in the aggregate, cumulative distributions equal to their invested capital plus a 6.0% cumulative, non-compounded annual pre-tax return on their invested capital. Any reimbursement of operating expenses remains subject to the limitations described above and the limitations and the approval requirements relating to the 2%/25% Guidelines.

For the six months ended June 30, 2018 and for the six months ended June 30, 2017, the Company has incurred operating expenses reimbursable to its Advisor of $937,282 and $0, respectively. These expenses are included within General and administrative expenses on the accompanying consolidated statement of operations. For the three months ended June 30, 2018 and for the three months ended June 30, 2017, the Company has incurred operating expenses reimbursable to its Advisor of $0 and $0, respectively. These expenses include personnel and related employment costs incurred by the Advisor or its Affiliates in performing the services described in the Advisory Agreement, including but not limited to reasonable salaries and wages, benefits and overhead of all employees directly involved in the performance of such services. The Company is not obligated to reimburse the Advisor for costs of such employees of the Advisor or its affiliates to the extent that such employees (A) perform services for which the Advisor receives acquisition fees or disposition fees or (B) serve as executive officers of the Company. At June 30, 2018, all of these expenses remain unpaid and are included within Due to related parties on the consolidated balance sheet.

As of June 30, 2018, the total amount of unreimbursed operating expenses was $3,483,570. This includes operating expenses incurred by the Advisor on the Company’s behalf which have not been invoiced to the Company and also amounts invoiced to the Company by the Advisor but not yet reimbursed (“Unreimbursed Operating Expenses”). The amount of operating expenses incurred by the Advisor in the second quarter of 2018 which were not invoiced to the Company amounted to $686,855.

RODIN GLOBAL PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Property Management and Oversight Fees. If the Advisor or an affiliate is a property manager with respect to a particular property, the Company will pay property management fees of 1.5% of gross revenues received for management of the Company’s properties located in the U.S. and 2.0% of gross revenues received for management of the Company’s properties located outside of the U.S. For services in overseeing property management services provided by any person or entity that is not an affiliate of the Advisor, the Company will pay the Advisor or an affiliate an oversight fee equal to 1.0% of the gross revenues of the property managed. Neither the Advisor nor its affiliates will be paid an oversight fee if the Company contracts with a third party to provide property management services for fees greater than (i) 1.5% of gross revenues received for management of the Company’s properties located in the U.S. or (ii) 2.0% of gross revenues received for management of the Company’s properties located outside of the U.S. For the three and six months ended June 30, 2018, the Company incurred property management fees of $1,875 and $1,875, respectively. The property management fee related to the first quarter of 2018 of $1,875 was waived by the Advisor. There can be no assurance the Advisor will waive the property management fee or any other fees or expenses in periods subsequent to March 31, 2018. The property management fee incurred during the second quarter of 2018 of $1,875 remains unpaid as of June 30, 2018 and has been included within due to related parties on the consolidated balance sheet. There were no such amounts incurred during the three and six months ended June 30, 2017.

Leasing Commissions. If the Advisor or an affiliate is the Company’s primary leasing agent, then the Company will pay customary leasing fees in amount that is usual and customary in that geographic area for that type of property. As of June 30, 2018 and December 31, 2017, no such amounts have been incurred by the Company.

Refinancing Coordination Fee. If the Advisor provides services in connection with the refinancing of any debt that the Company obtains and uses to finance properties or other permitted investments, or refinancing of any debt that is assumed, directly or indirectly, in connection with the acquisition of properties or other permitted investments, the Company will pay the Advisor a refinancing coordination fee equal to 0.75% of the amount available or outstanding under such refinancing or assumed debt. Refinancing shall also include restructuring, workouts or other recapitalization of any debt. As of June 30, 2018 and December 31, 2017, no such amounts have been incurred by the Company.

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

The Company will not pay a disposition fee upon the maturity, prepayment, workout, modification or extension of a debt investment unless there is a corresponding fee paid by the borrower, in which case the disposition fee will be the lesser of: (i) 1.0% of the principal amount of the debt prior to such transaction; or (ii) the amount of the fee paid by the borrower in connection with such transaction. As of June 30, 2018 and December 31, 2017, no such amounts have been incurred by the Company.

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

RODIN GLOBAL PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of June 30, 2018, the likelihood, probability and timing of each of the possible occurrences or events listed in the preceding sentences (i) and (ii) in the above paragraph are individually and collectively uncertain. Additionally, whether or not the Company will have fully invested the proceeds from the Offering and also whether the Company’s stockholders will have received, or are deemed to have received, in the aggregate, cumulative distributions equal to their invested capital plus a 6% cumulative, non-compound annual pre-tax return on such invested capital at the time of any such occurrence or event is also uncertain. As of June 30, 2018 and December 31, 2017, CFI has paid Sponsor Support totaling $1,995,911 and $708,833, respectively, which will be subject to reimbursement by the Company to CFI in the event of these highly conditional circumstances. The following summarizes these fees:

Selling Commissions. Selling commissions payable to the Dealer Manager consist of (i) up to 1.0% of gross offering proceeds paid by CFI for Class A shares and Class T shares and (ii) up to 5.0% and 2.0% of gross offering proceeds from the sale of Class A shares and Class T shares, respectively, in the Primary Offering. All or a portion of such selling commissions may be re-allowed to participating broker-dealers. No selling commissions will be payable with respect to Class I shares. For the six months ended June 30, 2018 and June 30, 2017, the Company incurred $1,460,232 and $6,858 of selling commissions, respectively, which is included within Additional paid-in capital on the consolidated balance sheet. At June 30, 2018 and June 30, 2017, $478,356 and $1,666 of Sponsor Support, respectively, has been recorded and $466,483 and $1,666, respectively, has been reimbursed by CFI. During the third quarter of 2018, the Company received the remaining Sponsor Support payment due of $11,873 related to the six months ended June 30, 2018.

Dealer Manager Fees. Dealer manager fees payable to the Dealer Manager consist of up to 3.0% of gross offering proceeds from the sale of Class A shares and Class T shares sold in the Primary Offering and up to 1.5% of gross offering proceeds from the sale of Class I shares sold in the Primary Offering, all of which will be paid by CFI. A portion of such dealer manager fees may be re-allowed to participating broker-dealers as a marketing fee. For the six months ended June 30, 2018 and June 30, 2017, the Company recorded $993,567 and $4,998 of dealer manager fees, respectively, which is included within Additional paid-in capital on the consolidated balance sheet. All of the Sponsor Support related to dealer manager fees has been recorded and $985,349 and $4,998, respectively, has been reimbursed by CFI as of June 30, 2018 and June 30, 2017. During the third quarter of 2018, the Company received the remaining Sponsor Support payment due of $8,218 related to the six months ended June 30, 2018 as it relates to dealer manager fees.

The following table summarizes the above mentioned fees and expenses incurred by the Company for six months ended June 30, 2018:

		Due to related parties as of	Six months ended June 30, 2018		Due to related parties as of
Type of Fee or Reimbursement	Financial Statement Location	December 31, 2017	Incurred	Paid	June, 2018
Management Fees
Asset management fees(1)	Management fees	$34,092	$252,786	$34,092	$252,786
Property management and oversight fees(1)	Management fees	3,548	1,875	3,548	1,875
Organization, Offering and Operating Expense Reimbursements
Operating expenses(2)	General and administrative expenses	1,859,433	937,282	—	2,796,715
Organization expenses	General and administrative expenses	4,188	3,870	363	7,695
Offering costs	Additional paid-in capital	218,826	342,569	24,508	536,887
Commissions and Fees
Selling commissions and dealer manager fees, net	Additional paid-in capital	—	2,453,799	2,453,799	—
Distribution fees	Additional paid-in capital	220,437	399,557	41,323	578,671
Total		$2,340,524	$4,391,738	$2,557,633	$4,174,629

RODIN GLOBAL PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note:

(1) This table reflects the waiver of asset management fees and property management fees by the Advisor for the three month period ended March 31, 2018. There can be no assurance that the Advisor will waive the asset management fee, the property management fee or any other fees or expenses in periods subsequent to March 31, 2018.

(2) As of June 30, 2018, the Advisor has incurred, on behalf of the Company, a total of $3,483,570 in Unreimbursed Operating Expenses, including a total of $686,855 during the quarter ended June 30, 2018 for which the Advisor has not invoiced the Company for reimbursement. The total amount of Unreimbursed Operating Expenses may, in future periods, be subject to reimbursement by the Company pursuant to the terms of the Amended and Restated Advisory Agreement.

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

As of June 30, 2018, CFI has invested $4,035,331 in the Company through the purchase of 161,628 shares (8,180 Class A shares for the aggregate purchase price of $200,001 and 153,448 Class I shares for the aggregate purchase price of $3,835,330). 15,448 of the Class I shares were purchased by CFI pursuant to the distribution support agreement, which provides that in certain circumstances where the Company’s cash distributions exceed the Company’s modified funds from operations, CFI will purchase up to $5.0 million of Class I shares (including the $2.0 million of shares purchased in order to satisfy the minimum offering) at the then current offering price per Class I share net of dealer manager fees to provide additional cash to support distributions to the Company’s stockholders.

Sponsor Support

Our sponsor, CFI, is a Delaware limited liability company and an affiliate of Cantor. CFI will pay a portion of selling commissions and all of the dealer manager fees, up to a total of 4.0% of gross offering proceeds from the sale of Class A shares and Class T shares, as well as 1.5% of gross offering proceeds from the sale of Class I shares, incurred in connection with the Offering. The Company will reimburse such expenses (i) immediately prior to or upon the occurrence of a liquidity event, including (A) the listing of the Company’s common stock on a national securities exchange or (B) a merger, consolidation or a sale of substantially all of the Company’s assets or any similar transaction or any transaction pursuant to which a majority of the Company’s board of directors then in office are replaced or removed, or (ii) upon the termination of the Advisory Agreement by us or by the advisor. In each such case, we only will reimburse CFI after the Company has fully invested the proceeds from the Offering and the Company’s stockholders have received, or are deemed to have received, in the aggregate, cumulative distributions equal to their invested capital plus a 6.0% cumulative, non-compounded annual pre-tax return on such invested capital. As of June 30, 2018, CFI has paid Sponsor Support totaling $1,995,911.

Note 10 - Variable Interest Entities

As of June 30, 2018, the Company has identified two VIE’s, in which the Company has determined itself not to be the primary beneficiary, as CFI manages and controls the VIE’s. Therefore, the Company has not consolidated such VIE’s. As of June 30, 2018, the Company’s maximum exposure to loss from its interest in VIE’s includes $31,661,429 related to its investments in real estate-related assets.

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

RODIN GLOBAL PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 12 – Commitments and Contingencies

As of June 30, 2018 and December 31, 2017, the Company was not subject to litigation nor was the Company aware of any material litigation pending against it.

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

The following describes the methods the Company uses to estimate the fair value of the Company’s financial assets and liabilities:

Loan payable — The fair value is estimated by discounting the expected cash flows based on estimated borrowing rates available to the Company as of the measurement date. The current period liabilities’ carrying and fair values exclude net deferred financing costs. These financial instruments are valued using Level 2 inputs. As of June 30, 2018 and December 31, 2017, the estimated fair value of the Company’s debt was $4,408,072 and $4,525,211, respectively (excluding deferred financing costs). The Company has not elected the fair value option, and as such has accounted for its debt using the amortized cost method.

Other financial instruments — The Company considers the carrying values of its Cash and cash equivalents, restricted cash, Stock subscriptions receivable, Prepaid expenses and other assets, Accounts payable and accrued expenses, other liabilities, due from related parties, due to related parties and distributions payable to approximate their fair values because of the short period of time between their origination and their expected realization as well as their highly-liquid nature. Due to the short-term maturities of these instruments, Level 1 inputs are utilized to estimate the fair value of these financial instruments.

RODIN GLOBAL PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 14 – Subsequent Events

3075 Loyalty Circle Member, LLC

On July 31, 2018, the Company, through its Operating Partnership, acquired, together with a subsidiary of CFI, an office building located in Columbus, Ohio (the “CO Property”) at a contract purchase price of $46,950,000, exclusive of closing costs.  The fee simple interest in the CO Property is held by a single purpose limited liability company (the “CO Property SPE”).  At closing, the Company owned interest totaling approximately 67%. CFI is the managing member of the CO Property SPE.  In connection with the purchase of the CO Property, the CO Property SPE entered into a loan agreement (the “CO SPE Loan”) with Cantor Commercial Real Estate Lending, L.P., an affiliated entity, with an outstanding principal amount of $26,550,000. The CO SPE Loan provides for monthly interest payments and bears interest at an initial fixed rate of 4.9425% per annum based on a 360 day year. The CO SPE Loan, which matures on September 12, 2032 and is collateralized by the CO Property, may be prepaid (a) subject to customary prepayment provisions on or after August 6, 2020 and (b) without penalty on or after June 6, 2028; provided that in each case the CO SPE Loan may be prepaid in whole, but not in part. The anticipated repayment date of the CO SPE Loan is August 6, 2028.

Additionally, CFI has guaranteed the payment of the CO SPE Loan to the lender. If the Company’s Operating Partnership acquires at least 95% of the membership interests of the CO Property SPE, the Company will replace CFI as the guarantor with respect to the guarantee and the Company will become the managing member of the CO Property SPE.

The CO Property is 100% leased to Comenity Servicing LLC, a subsidiary of Alliance Data Systems Corporation, which serves as the guarantor of the lease. The lease is net whereby the tenant is responsible for operating expenses, real estate taxes, insurance, utilities, repairs, maintenance and capital expenditures, in addition to its obligation to pay base rent.

On August 10, 2018, the Company purchased additional interests in the CO Property SPE from a subsidiary owned by CFI totaling $2,150,000. As of August, 13, 2018, the Company’s interest in the CO Property SPE was 78%.

Additional Purchase of Interest in the FM Property SPE

On August 9, 2018, the Company purchased additional interests in the FM Property SPE from a subsidiary owned by CFI totaling $969,921. As of August 9, 2018, the Company’s interest in the FM Property SPE was 100%.

The Operating Partnership has now exceeded the 95% minimum ownership interest threshold, and therefore, as described in Note 6 above, the Company has replaced the Guarantor of the FM Loan with respect to the guarantee and the environmental indemnification, and the Operating Partnership has become the managing member of the FM Property SPE. Accordingly, management has determined that the Company is the primary beneficiary of the FM Property SPE. Effective August 9, 2018, the Company will consolidate the FM Property SPE, and will no longer account for its investment in the FM Property SPE under the equity method of accounting.

Status of the Offering

As of August 10, 2018, the Company had sold an aggregate of 2,489,761 shares of its common stock (consisting of 1,545,545 Class A shares, 672,396 Class T shares, and 271,820 Class I shares) in the Offering resulting in net proceeds of $61,292,387 to the Company as payment for such shares.

Distributions

On August 7, 2018, the Company’s board of directors authorized, and the Company declared, distributions for the period from August 15, 2018 to November 14, 2018, in an amount equal to $0.004253787 per day (or approximately $1.55 on an annual basis) per share of Class A common stock, Class I common stock and Class T common stock, less, for holders of the shares of Class T common stock, the distribution fees that are payable with respect to shares of Class T common stock. The distributions are payable by the 5th business day following each month end to stockholders of record at the close of business each day during the prior month.

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
•

information technology risks, including capacity constraints, failures, or disruptions in our systems or those of parties with which we interact, including cybersecurity risks and incidents, privacy risk and exposure to potential liability and regulatory focus;

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

•	the Company’s ability to maintain its exemption from registration under the Investment Company Act;
•	general volatility in domestic and international capital markets and economies;
•	effect of regulatory actions, litigation and contractual claims against the Company and its affiliates, including the potential settlement and litigation of such claims;
•	the impact of any conflicts arising among the Company and CFI and its affiliates;
•	the adequacy of the Company’s cash reserves and working capital;
•	increases in interest rates, operating costs and expenses, or greater than expected capital expenditures;
•	the timing of cash flows, if any, from the Company’s investments; and
•	other risks associated with investing in the Company’s targeted investments.

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

On February 2, 2016, the Company was capitalized with a $200,001 investment by CFI. The Company has registered with the SEC an offering of up to $1.25 billion in shares of common stock, consisting of up to $1.0 billion in shares in the Company’s primary offering (“Primary Offering”) and up to $250 million in shares pursuant to its distribution reinvestment plan (the “DRP”, and together with the Primary Offering, the “Offering”). The Company’s Registration Statement was declared effective by the SEC on March 23, 2017. On May 18, 2017, the Company satisfied the minimum offering requirement as a result of the purchase of $2.0 million in Class I shares by CFI (the “Minimum Offering Requirement”). As of August 10, 2018, the Company had sold 1,530,608 Class A shares, 665,663 Class T shares, and 270,845 Class I shares of common stock in the Primary Offering, as well as 14,937 Class A shares, 6,733 Class T shares, and 975 Class I shares in the DRP for aggregate net proceeds of $61,292,387.

The Company determines its Net Asset Value (“NAV”) as of the end of each quarter. The board of directors adjusts the offering prices of each class of shares such that the purchase price per share for each class equals the NAV per share as of the most recent valuation date, as determined on a quarterly basis, plus applicable upfront selling commissions and dealer manager fees, less the portion of selling commissions and all of the dealer manager fees paid by CFI (“Sponsor Support”), up to a total of 4.0% of gross offering proceeds from the sale of Class A shares and Class T shares, and up to a total of 1.5% of gross offering proceeds from the sale of Class I shares, incurred in connection with the Offering. The Company intends to publish any adjustment to the NAV and the corresponding adjustments to the offering prices of its shares ordinarily within 45 days after the end of the applicable fiscal quarter. As of June 30, 2018, the Company’s NAV was $25.24 per Class A share, $25.23 per Class T share and $25.24 per Class I share. Accordingly, effective August 20, 2018, the new offering price was $26.57 per Class A share, $25.74 per Class T share and $25.24 per Class I share. For further discussion of the Company’s NAV calculation, please see “—Net Asset Value”.

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

As of June 30, 2018, the Company owned the following investments:

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

Operating Highlights

Second Quarter of 2018 Activity

•	Purchased 1,368 additional beneficial interests in the DST totaling $1.4 million, bringing the Company’s total interest in the DST to 100%.
•	Purchased interests totaling $3.3 million in the FM Property SPE.
•	Issued approximately 902,832 shares of common stock in the Offering for gross proceeds of approximately $23.2 million.

Portfolio Information

GR Property

As of June 30, 2018, the Company owned one investment in real estate, the GR Property, located at 3596 Alpine Avenue, Grand Rapids, Michigan, through a wholly owned subsidiary of its Operating Partnership.

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

During the six months ended June 30, 2018, the Company, through its operating partnership, purchased 3,868 additional beneficial interests in the DST from a subsidiary owned by CFI totaling $3,867,646. As of June 30, 2018, the Company owned 100% of the interest in the DST.

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

Subsequent to the date of initial acquisition, the Company purchased additional membership interests in the FM Property SPE from CFI totaling $9,635,630 during the six months ended June 30, 2018. As of June 30, 2018, the Company’s ownership interest in the FM Property SPE was 94.90%, and CFI’s interest was 5.10%.

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

Related Party Transactions

Fees and Expenses

Pursuant to the Advisory Agreement (as defined below) between the Company and the Advisor, and subject to certain restrictions and limitations, the Advisor will be responsible for managing the Company's affairs on a day-to-day basis and for identifying, originating, acquiring and managing investments on behalf of the Company. For providing such services, the Advisor will receive fees and reimbursements from the Company.

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

The Advisor has agreed to advance all of the organization and offering expenses on the Company’s behalf (other than selling commissions, dealer manager fees and distribution fees) through the Escrow Break Anniversary. Following the Escrow Break Anniversary, the Company began reimbursing the Advisor for such costs on a monthly basis, which will continue through May 21, 2021; provided that the Company will not be obligated to reimburse any amounts that as a result of such payment would cause the aggregate payments for organization and offering costs paid to the Advisor to exceed 1% of gross offering proceeds of the Offering as of such reimbursement date. As of June 30, 2018 and December 31, 2017, the Advisor had incurred $5,332,878 and $4,018,575, respectively, of organization and offering costs (other than upfront selling commissions, dealer manager fees and distribution fees) on behalf of the Company. The amount of the Company’s obligation is limited to 1% of gross offering proceeds of the Offering, which at June 30, 2018 and December 31, 2017 is $544,582 and $223,014, respectively. As of June 30, 2018 and December 31, 2017, organizational costs were $8,058 and $4,188, respectively, and offering costs were $561,395 and $218,826, respectively. As of June 30, 2018 and December 31, 2017, the Company has made reimbursement payments of $24,871 and $0, respectively, to the Advisor for Initial O&O costs incurred.

Acquisition Expenses. The Company currently does not intend to pay the Advisor any acquisition fees in connection with making investments. The Company will, however, provide reimbursement of customary acquisition expenses (including expenses relating to potential investments that the Company does not close), such as legal fees and expenses (including fees of in-house counsel of affiliates and other affiliated service providers that provide resources to the Company), costs of due diligence (including, as necessary, updated appraisals, surveys and environmental site assessments), travel and communication expenses, accounting fees and expenses and other closing costs and miscellaneous expenses relating to the acquisition or origination of the Company’s investments. While most of the acquisition expenses are expected to be paid to third parties, a portion of the out-of-pocket acquisition expenses may be paid or reimbursed to the Advisor or its affiliates. The Advisor has not incurred any reimbursable acquisition expenses on behalf of the Company as of June 30, 2018.

Asset Management Fees. Asset management fees are due to the Advisor and consist of monthly fees equal to one-twelfth of 1.25% of the cost of the Company’s investments at the end of each month. In the case of investments made through joint ventures, the asset management fee will be determined based on the Company’s proportionate share of the underlying investment. For the three and six months ended June 30, 2018, the Company incurred asset management fees of $252,786 and $252,786, respectively. The asset management fee related to the first quarter of 2018 of $173,870 was waived by the Advisor. There can be no assurance that the Advisor will waive the asset management fee or any other fees or expenses in periods subsequent to March 31, 2018. The asset management fee related to the second quarter of 2018 of $252,786 is unpaid as of June 30, 2018. There were no asset management fees incurred during the three and six months ended June 30, 2017.

Other Operating Expenses. The Company and the Advisor entered into an Amended and Restated Advisory Agreement (the “Amended and Restated Advisory Agreement” or “Advisory Agreement”). Effective April 1, 2018, the Amended and Restated Advisory Agreement (i) includes limitations with regards to the incurrence of and additional limitations on reimbursements of operating expenses and (ii) clarifies the reimbursement and expense timing and procedures, including potential reimbursement of unreimbursed operating expenses.

Pursuant to the terms of the Advisory Agreement between the Company and the Advisor, the Company is obligated to reimburse the Advisor for certain operating expenses. Beginning in the fourth quarter of 2018, the Company will be subject to the limitation that it generally may not reimburse the Advisor for any amounts by which the total operating expenses at the end of the four preceding fiscal quarters exceeds the greater of (i) 2.0% of average invested assets (as defined in the Advisory Agreement) and (ii) 25.0% of net income other than any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of investments for that period (the “2%/25% Guidelines”). If the Company’s independent directors determine that all or a portion of such amounts in excess of the limitation are justified based on certain factors, the Company may reimburse amounts in excess of the limitation to the Advisor. In addition, beginning in the fourth quarter of 2018, the Company may request any operating expenses that were previously reimbursed to the Advisor in prior or future periods in excess of the limitation to be remitted back to the Company.  As of June 30, 2018, the Company has accrued but not reimbursed any of the $2,796,715 in operating expenses pursuant to the Advisory Agreement, which represents the current operating expense reimbursement obligation to the Advisor.

The Amended and Restated Advisory Agreement provides that, subject to other limitations on the incurrence and reimbursement of operating expenses contained in the Amended and Restated Advisory Agreement, operating expenses which have been incurred and paid by the Advisor will not become an obligation of the Company unless the Advisor has invoiced the Company for reimbursement, which will occur in a quarterly statement and accrued for in the respective period. The Advisor will not invoice the Company for any reimbursement if the impact of such would result in the Company’s incurrence of an obligation in an amount that would result in the Company’s net asset value per share for any class of shares to be less than $25.00. The Company may, however, incur and record an obligation to reimburse the Advisor, even if it would result in the Company’s net asset value per share for any class of shares for such quarter to be less than $25.00, if the Company’s board of directors determines that the reasons for the decrease of the Company’s net asset value per share below $25.00 were unrelated to the Company’s obligation to reimburse the Advisor for operating expenses.

In addition, the Amended and Restated Advisory Agreement provides that all or a portion of the operating expenses, which have not been previously paid by the Company or invoiced by the Advisor may be in the sole discretion of the Advisor: (i) waived by the Advisor, (ii) reimbursed to the Advisor in any subsequent quarter or (iii) reimbursed to the Advisor in connection with a liquidity event or termination of the Amended and Restated Advisory Agreement, provided that the Company has fully invested the proceeds from its initial public offering and the stockholders have received, or are deemed to have received, in the aggregate, cumulative distributions equal to their invested capital plus a 6.0% cumulative, non-compounded annual pre-tax return on their invested capital. Any reimbursement of operating expenses remains subject to the limitations described above and the limitations and the approval requirements relating to the 2%/25% Guidelines.

For the six months ended June 30, 2018 and for the six months ended June 30, 2017, the amount of operating expenses reimbursable to the Company’s Advisor was $937,282 and $0, respectively. For the three months ended June 30, 2018 and for the three months ended June 30, 2017, the amount of operating expenses reimbursable to the Company’s Advisor was $0 and $0, respectively. These expenses include personnel and related employment costs incurred by the Advisor or its Affiliates in performing the services described in the Advisory Agreement, including but not limited to reasonable salaries and wages, benefits and overhead of all employees directly involved in the performance of such services. The Company is not obligated to reimburse the Advisor for costs of such employees of the Advisor or its affiliates to the extent that such employees (A) perform services for which the Advisor receives acquisition fees or disposition fees or (B) serve as executive officers of the Company. At June 30, 2018, all of these expenses remain unpaid.

As of June 30, 2018, the total amount of unreimbursed operating expenses was $3,483,570. This includes operating expenses incurred by the Advisor on the Company’s behalf which have not been invoiced to the Company and also amounts invoiced to the Company by the Advisor but not yet reimbursed (“Unreimbursed Operating Expenses”). The amount of operating expenses incurred by the Advisor in the second quarter of 2018 which were not invoiced to the Company amounted to $686,855.

Property Management and Oversight Fees. If the Advisor or an affiliate is a property manager with respect to a particular property, the Company will pay property management fees of 1.5% of gross revenues received for management of the Company’s properties located in the U.S. and 2.0% of gross revenues received for management of the Company’s properties located outside of the U.S. For services in overseeing property management services provided by any person or entity that is not an affiliate of the Advisor, the Company will pay the Advisor or an affiliate an oversight fee equal to 1.0% of the gross revenues of the property managed. Neither the Advisor nor its affiliates will be paid an oversight fee if the Company contracts with a third party to provide property management services for fees greater than (i) 1.5% of gross revenues received for management of the Company’s properties located in the U.S. or (ii) 2.0% of gross revenues received for management of the Company’s properties located outside of the U.S. For the three and six months ended June 30, 2018, the Company incurred property management fees of $1,875 and $1,875, respectively. The property management fee related to the first quarter of 2018 of $1,875 was waived by the Advisor. There can be no assurance the Advisor will waive the property management fee or any other fees or expenses in periods subsequent to March 31, 2018. The property management fee incurred during the second quarter of 2018 of $1,875 remains unpaid as of June 30, 2018. There were no such amounts incurred during the three and six months ended June 30, 2017.

Leasing Commissions. If the Advisor or an affiliate is the Company’s primary leasing agent, then the Company will pay customary leasing fees in amount that is usual and customary in that geographic area for that type of property. As of June 30, 2018 and December 31, 2017, no such amounts have been incurred by the Company.

Refinancing Coordination Fee. If the Advisor provides services in connection with the refinancing of any debt that the Company obtains and uses to finance properties or other permitted investments, or refinancing of any debt that is assumed, directly or indirectly, in connection with the acquisition of properties or other permitted investments, the Company will pay the Advisor a refinancing coordination fee equal to 0.75% of the amount available or outstanding under such refinancing or assumed debt. Refinancing shall also include restructuring, workouts or other recapitalization of any debt. As of June 30, 2018 and December 31, 2017, no such amounts have been incurred by the Company.

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

The Company will not pay a disposition fee upon the maturity, prepayment, workout, modification or extension of a debt investment unless there is a corresponding fee paid by the borrower, in which case the disposition fee will be the lesser of: (i) 1.0% of the principal amount of the debt prior to such transaction; or (ii) the amount of the fee paid by the borrower in connection with such transaction. As of June 30, 2018 and December 31, 2017, no such amounts have been incurred by the Company.

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

Distribution Fees. Distribution fees are payable to the Dealer Manager with respect to the Company’s Class T shares only, all or a portion of which may be re-allowed by the Dealer Manager to participating broker-dealers. The distribution fees accrue daily and are calculated on outstanding Class T shares issued in the Primary Offering in an amount equal to 1.0% per annum of (i) the gross offering price per Class T share in the Primary Offering, or (ii) if the Company is no longer offering shares in a public offering, the most recently published per share NAV of Class T shares. The distribution fee will be payable monthly in arrears and will be paid on a continuous basis from year to year. During the six months ended June 30, 2018 and June 30, 2017, the Company paid distribution fees of $41,323 and $0, respectively. As of June 30, 2018 and December 31, 2017, the Company has incurred a liability of $578,671 and $220,437, respectively, $10,171 and $4,396, respectively, of which was due as of June 30, 2018 and December 31, 2017 and paid during the three months ended September 30, 2018 and the three months ended March 31, 2018, respectively.

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

The following table summarizes the above mentioned fees and expenses incurred by the Company for six months ended June 30, 2018:

		Due to related parties as of	Six months ended June 30, 2018		Due to related parties as of
Type of Fee or Reimbursement	Financial Statement Location	December 31, 2017	Incurred	Paid	June, 2018
Management Fees
Asset management fees(1)	Management fees	$34,092	$252,786	$34,092	$252,786
Property management and oversight fees(1)	Management fees	3,548	1,875	3,548	1,875
Organization, Offering and Operating Expense Reimbursements
Operating expenses(2) (3)	General and administrative expenses	1,859,433	937,282	—	2,796,715
Organization expenses	General and administrative expenses	4,188	3,870	363	7,695
Offering costs	Additional paid-in capital	218,826	342,569	24,508	536,887
Commissions and Fees
Selling commissions and dealer manager fees, net	Additional paid-in capital	—	2,453,799	2,453,799	—
Distribution fees	Additional paid-in capital	220,437	399,557	41,323	578,671
Total(3)		$2,340,524	$4,391,738	$2,557,633	$4,174,629
Note:

(1) This table reflects the waiver of asset management fees and property management fees by the Advisor for the three month period ended March 31, 2018. There can be no assurance that the Advisor will waive the asset management fee, the property management fee or any other fees or expenses in periods subsequent to March 31, 2018.

(2) As of June 30, 2018, the Advisor has incurred, on behalf of the Company, a total of $3,483,570 in Unreimbursed Operating Expenses, including a total of $686,855 during the quarter ended June 30, 2018 for which the Advisor has not invoiced the Company for reimbursement. The total amount of Unreimbursed Operating Expenses may, in future periods, be subject to reimbursement by the Company pursuant to the terms of the Amended and Restated Advisory Agreement.

(3) Beginning balances as of December 31, 2017 differ from amounts previously reported due to a reclassification of a liability as of March 31, 2018 from Accounts Payable and Accrued Expenses to Due to Related Parties as of June 30, 2018 in the amount of 290,071.

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

As of June 30, 2018, CFI has invested $4,035,331 in the Company through the purchase of 161,628 shares (8,180 Class A shares for the aggregate purchase price of $200,001 and 153,448 Class I shares for the aggregate purchase price of $3,835,330). 15,448 of the Class I shares were purchased by CFI pursuant to the distribution support agreement, which provides that in certain circumstances where the Company’s cash distributions exceed the Company’s modified funds from operations, CFI will purchase up to $5.0 million of Class I shares (including the $2.0 million of shares purchased in order to satisfy the minimum offering) at the then current offering price per Class I share net of dealer manager fees to provide additional cash to support distributions to the Company’s stockholders.

Sponsor Support

Our sponsor, CFI, is a Delaware limited liability company and an affiliate of Cantor. CFI will pay a portion of selling commissions and all of the dealer manager fees, up to a total of 4.0% of gross offering proceeds from the sale of Class A shares and Class T shares, as well as 1.5% of gross offering proceeds from the sale of Class I shares, incurred in connection with the Offering. The Company will reimburse such expenses (i) immediately prior to or upon the occurrence of a liquidity event, including (A) the listing of the Company’s common stock on a national securities exchange or (B) a merger, consolidation or a sale of substantially all of the Company’s assets or any similar transaction or any transaction pursuant to which a majority of the Company’s board of directors then in office are replaced or removed, or (ii) upon the termination of the Advisory Agreement by us or by the advisor. In each such case, we only will reimburse CFI after the Company has fully invested the proceeds from the Offering and the Company’s stockholders have received, or are deemed to have received, in the aggregate, cumulative distributions equal to their invested capital plus a 6.0% cumulative, non-compounded annual pre-tax return on such invested capital. As of June 30, 2018, CFI has paid Sponsor Support totaling $1,995,911.

Results of Operations

Revenue

The Company’s revenues consist primarily of rental income from triple net leased commercial properties. The increase in revenue of approximately $117,427 and $234,853 for the three and six months ended June 30, 2018, respectively, as compared to the three and six months ended June 30, 2017, was primarily due to the acquisition of one rental income-producing property, the GR Property, as of July 11, 2017. Rental income from the GR Property accounted for 100% of the Company’s total revenue for the three and six months ended June 30, 2018. The Company did not have any rental income for the three and six months ended June 30, 2017.

General and Administrative Expenses

The general and administrative expenses consist primarily of operating expense reimbursements to the Advisor, accounting fees and other professional fees.

The decrease in general and administrative expenses of $2,060 during the three months ended June 30, 2018, as compared to the three months ended June 30, 2017, was in accordance with the terms of the Amended and Restated Advisory Agreement. As of June 30, 2018, the Advisor has incurred, on behalf of the Company, a total of $3,483,570 in Unreimbursed Operating Expenses, including a total of $686,855 during the quarter ended June 30, 2018 for which the Advisor has not invoiced the Company for reimbursement.

The increase in general and administrative expenses of $927,939 during the six months ended June 30, 2018, as compared to the six months ended June 30, 2017, was primarily due to an increase in operating expense reimbursements to the Advisor relating primarily to the ongoing business of the Company.

Management Fees

Pursuant to the Advisory Agreement with the Advisor and based upon the amount of the Company’s current invested assets, the Company is required to pay to the Advisor a monthly asset management fee and may pay a monthly property management fee to the Advisor or affiliate of the Advisor, if the Advisor or such affiliate serves as a property manager with respect to a particular property. Additionally, the Company may be required to reimburse certain expenses incurred by the Advisor in providing such asset management services, subject to limitations as set forth in the Advisory Agreement. The increase in management fees of $254,661 for the three and six months ended June 30, 2018, as compared to the three and six months ended June 30, 2017, was due to the acquisition of the GR Property. The Company did not have any management fees for the three and six months ended June 30, 2017.

Depreciation and Amortization

The increase in depreciation and amortization expenses of $61,573 and $123,146 for the three and six months ended June 30, 2018, respectively, as compared to the three and six months ended June 30, 2017, was primarily due to the acquisition of the GR Property. The Company did not incur any depreciation and amortization expenses during the three and six months ended June 30, 2017.

Interest Expense

The increase in interest expense of $48,759 and $97,005 during the three and six months ended June 30, 2018, respectively, as compared to the three and six months ended June 30, 2017, was primarily due to an increase in the aggregate amount of debt outstanding of $4,500,000 during the three and six months ended June 30, 2018, as compared to $0 during the three and six months ended June 30, 2017.

Interest expense also includes amortization of deferred financing costs.

Income from Investments in Real Estate-Related Assets

Income from investments in real estate-related assets is earned on the Company’s investments in the DST and the FM Property SPE.

The increase in income from investments in real estate-related assets of $146,055 and $313,015 during the three and six months ended June 30, 2018, respectively, as compared to the three and six months ended June 30, 2017, was primarily due to an increase in the Company’s ownership in the DST and the FM Property SPE. The Company had no income from real estate-related assets during the three and six months ended June 30, 2017.

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

The following table presents a reconciliation of FFO to net loss:

Six Months Ended June 30, 2018
Net Loss	$(886,761)
Adjustments:
Real estate depreciation and amortization	123,146
Funds from Operations	$(763,615)

The following table presents a reconciliation of FFO to MFFO:

Six Months Ended June 30, 2018
Funds from Operations	$(763,615)
Adjustments:
Amortization of above-market lease intangibles	15,148
Other real estate investment related amortization	23,730
Organization expenses	3,870
Modified Funds from Operations	$(720,867)

Net Asset Value

On August 7, 2018 the Company’s board of directors approved an estimated NAV as of June 30, 2018 of $25.24 per share for Class A and I, and $25.23 for Class T. The calculation of the Company’s estimated NAV was performed by Robert A. Stanger & Co., Inc. (“Stanger”), its independent valuation firm, in accordance with the procedures described in the “Net Asset Value Calculation and Valuation Procedures” section of the Company’s prospectus and under the oversight of the Company’s board of directors. Although the independent valuation firm performs the calculation of the Company’s estimated NAV, the Company’s board of directors is solely responsible for the determination of the Company’s estimated NAV.

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

DST Properties Mortgage Debt

Stanger performed a valuation of the mortgage debt encumbering the DST Properties in a manner as outlined below in “Fair Value of Long-Term Debt” and subject to the assumptions and limiting conditions contained therein. The discount rate applied to the future debt payments of the mortgage debt encumbering the DST Properties was 4.95%, producing a fair value estimate of the mortgage debt encumbering the DST Properties of $22,049,163, before reflecting the Company’s ownership interest in the DST.

In performing the calculation of the NAV, Stanger then added the other tangible net assets of the DST to the appraised value of the DST Properties less the estimated value of the DST Properties Mortgage Debt and multiplied the resulting total by the Company’s ownership interest in the DST (100%) to produce the value of the Company’s investment in the DST as of the valuation date.

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

FM Property Mortgage Debt

Stanger performed a valuation of the mortgage debt encumbering the FM Property in a manner as outlined below in “Fair Value of Long-Term Debt” and subject to the assumptions and limiting conditions contained therein. The discount rate applied to the future debt payments of the mortgage debt encumbering the FM Property was 4.70%, producing a fair value estimate of the mortgage debt encumbering the FM Property of $20,688,905, before reflecting the Company’s ownership interest in the FM Property SPE.

In performing the calculation of the NAV, Stanger then added the other tangible net assets of the FM Property SPE to the acquisition price (before acquisition costs and fees) of the FM Property less the estimated value of the FM Property Mortgage Debt and multiplied the resulting total by the Company’s ownership interest in the FM Property SPE (approximately 94.9%) to produce the value of the Company’s investment in the FM Property SPE as of the valuation date. The use of the acquisition price for this recent acquisition is consistent with the Company’s valuation procedures. Stanger observed that the acquisition price was supported by a recent appraisal of the FM Property.

Fair Value of Long Term Debt

Stanger performed a valuation of the property-level debt by reviewing available market data for comparable liabilities and applying a selected discount rate to the stream of future debt payments. The discount rate was selected based on several factors including U.S. Treasury yields as of the valuation date, as well as loan-specific items such as loan-to-value ratio, debt service coverage ratio, collateral property location, age, type, lease term and lessee credit quality, prepayment terms, and maturity and loan origination date. The discount rate applied to the future debt payments of our long-term debt was approximately 4.45%. Stanger’s valuation of the long-term debt is based in part on the acquisition price (before fees and expenses) of the direct real estate investment associated with such long-term debt as well as certain other assumptions and limiting conditions, including: (i) Stanger was provided with loan documents and other factual loan information by the Advisor and has relied upon and assumed that such information is correct in all material respects and no warranty is given by Stanger as to the accuracy of such information; (ii) the collateral property is assumed to be free and clear of liens (other than the mortgage being valued); (iii) information furnished by others, upon which all or portions of Stanger’s value opinion is based, is believed to be reliable but has not been verified, and no warranty is given as to the accuracy of such information; and (iv) the mortgage is assumed to be salable, transferable or assumable between parties and is further assumed not to be in default. Stanger’s opinion of the long-term debt value was predicated on the above assumptions.

Estimated NAV

In performing the calculation of the estimated NAV, Stanger added the acquisition price paid (before acquisition costs and fees) of the direct real estate investment, the estimated net asset value of the investment in the DST, the estimated net asset value of the investment in the FM Property SPE, and other tangible assets, consisting of cash and equivalents, receivables and prepaid assets and subtracted the estimated fair market value of the long-term debt and other tangible liabilities, consisting of accounts payable and accrued expenses, but excluding amounts owed to the Advisor for reimbursement of O&O less the current accrued liability (consistent with our valuation procedures), and consideration of any other amounts due to the Advisor or affiliates for repayment of the Sponsor Support or amounts due to the Special Unit Holder upon a liquidation of the Company to produce an estimated NAV as of June 30, 2018, consistent with the procedures described in the “Net Asset Value Calculation and Valuation Procedures” section of the Company’s prospectus, of $25.24 per share for Class A and I, and $25.23 for Class T shares.

The determination of NAV involves a number of assumptions and judgments, including estimates of the Advisor’s interest in disposition proceeds (if any). These assumptions and judgments may prove to be inaccurate. There can be no assurance that a stockholder would realize $25.24 per share of Class A and I common stock or $25.23 for Class T common stock if the Company were to liquidate or engage in another type of liquidity event today. In particular, the Company’s June 30, 2018 NAV is not based on an appraisal of the fair market value of the Company’s real estate portfolio at that date and does not consider fees or expenses that may be incurred in providing a liquidity event, including reimbursement of amounts to the Advisor for O&O and any operating expenses that have not been invoiced by the Advisor. We believe the methodology of determining the Company’s NAV conforms to the Investment Program Association’s Practice Guideline for Valuations of Publicly Registered Non-Listed REITs (April 2013) and is prepared in accordance with the procedure described in the “Net Asset Value Calculation and Valuation Procedures” section of the Company’s prospectus.  In addition, the Company’s board of directors periodically reviews the Company’s NAV policies and procedures.

The purchase price per share for each class of the Company’s common stock will generally equal the prior quarter’s NAV per share, as determined quarterly, plus applicable selling commissions and dealer manager fees. The NAV for each class of shares is based on the value of the Company’s assets and the deduction of any liabilities, and any distribution fees applicable to such class of shares.

The following table provides a breakdown of the major components of the Company’s NAV:

Components of NAV	June 30, 2018
Investment in real estate	$7,936,508
Investments in real estate-related assets	36,548,064
Cash and cash equivalents	19,107,962
Other assets	215,225
Debt obligations	(4,408,072)
Due to related parties(1)	(3,067,393)
Other liabilities	(249,916)
Distribution fee payable the following month(2)	(10,171)
Sponsor Support repayment / special unit holder interest in liquidation	—
Net Asset Value	$56,072,207
Number of outstanding shares	2,221,720
Note:

(1) After removal of $528,565 due to Advisor for reimbursement of O&O ($544,582 less the current liability due of $16,017) pursuant to the procedures described in the “Net Asset Value Calculation and Valuation Procedures” section of the Company’s prospectus.

(2) Distribution fee only relates to Class T shares.

NAV Per Share	Class A Shares	Class T Shares	Class I Shares	Total
Total Gross Assets at Fair Value	$38,301,313	$17,920,781	$7,585,665	$63,807,759
Distribution fees due and payable	—	(10,171)	—	(10,171)
Debt obligations	(2,645,994)	(1,238,033)	(524,045)	(4,408,072)
Due to related parties	(1,841,236)	(861,495)	(364,662)	(3,067,393)
Other liabilities	(150,015)	(70,190)	(29,711)	(249,916)
Quarterly NAV	$33,664,068	$15,740,892	$6,667,247	$56,072,207
Number of outstanding shares	1,333,612	623,983	264,125	2,221,720
NAV per share	$25.24	$25.23	$25.24

The following table reconciles stockholders’ equity per the Company’s consolidated balance sheet to the Company’s NAV:

Reconciliation of Stockholders’ Equity to NAV	June 30, 2018
Stockholders’ equity under U.S. GAAP	$49,888,232
Adjustments:
Unrealized appreciation of real estate-related assets	4,886,635
Organization and offering costs	528,565
Acquisition costs	(82,739)
Deferred financing costs, net	(73,976)
Accrued distribution fee(1)	568,500
Accumulated depreciation and amortization	265,062
Fair value adjustment of debt obligations	91,928
NAV	$56,072,207
Note:	(1) Accrued distribution fee only relates to Class T shares.

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

Organization and offering costs

The Advisor has agreed to pay, on behalf of the Company, all organizational and offering costs (including legal, accounting, and other costs attributable to the Company’s organization and offering, but excluding upfront selling commissions, dealer manager fees and distribution fees) (“Initial O&O Costs”) through the first anniversary of the date on which the Company satisfied the Minimum Offering Requirement, which was May 18, 2018 (the “Escrow Break Anniversary”). Such costs are being reimbursed to the Advisor, ratably, by the Company, over 36 months beginning on May 19, 2018, subject to a maximum of 1% of gross offering proceeds of the Offering. Under U.S. GAAP, the Company's reimbursement liability pertaining to the Initial O&O costs is recorded as Due to related parties in the Company's consolidated balance sheet. For NAV, such costs are recognized as a reduction in NAV as they are reimbursed.

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

Sensitivity Analysis

Assuming all other factors remain unchanged, the table below presents the estimated increase or decrease to our June 30, 2018 NAV for a change in the going-in capitalization rate used in the DST Properties Appraisal together with a 5% change in the discount rates used to value our long-term debt and the DST Properties and FM Property Mortgage Debt:

Sensitivity Analysis	Range of NAV (Class A & I)			Range of NAV (Class T)
	Low	Concluded	High	Low	Concluded	High
Estimated Per Share NAV	$23.29	$25.24	$27.21	$23.28	$25.23	$27.19
Capitalization Rate - DST Properties	5.78%	5.50%	5.23%	5.78%	5.50%	5.23%
Capitalization Rate - FM Property	6.30%	6.00%	5.70%	6.30%	6.00%	5.70%
Discount Rate - Long-Term Debt	4.67%	4.45%	4.23%	4.67%	4.45%	4.23%
Discount Rate - DST Properties Mortgage Debt	5.20%	4.95%	4.70%	5.20%	4.95%	4.70%
Discount Rate - FM Property Mortgage Debt	4.94%	4.70%	4.47%	4.94%	4.70%	4.47%

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

If the Company is unable to raise substantial funds in the Offering, it will make fewer investments resulting in less diversification in terms of the type, number and size of investments it makes and the value of an investment in the Company will fluctuate with the performance of the limited assets it acquires. Further, the Company will have certain fixed operating expenses, including certain expenses as a REIT, regardless of whether it is able to raise substantial funds in the Offering. The Company’s inability to raise substantial funds would increase its fixed operating expenses as a percentage of gross income, reducing its net income and limiting its ability to make distributions. As of June 30, 2018, the Company raised gross proceeds of $56,945,365 in the Offering.

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

On July 11, 2017, in connection with the purchase of the GR Property, a wholly owned subsidiary of the Operating Partnership entered into a loan agreement (the “GR Loan”) with UBS AG with an outstanding principal amount of $4,500,000. As of June 30, 2018, the carrying amount of the GR Loan on the consolidated balance sheet is $4,426,024, which is net of $73,976 of deferred financing costs. The GR Loan provides for monthly interest payments and bears interest at an initial fixed rate of 4.1064% per annum through the anticipated repayment date, July 6, 2027, and thereafter at a revised interest rate of 3.0% per annum plus the greater of the initial interest rate or the 10 year swap yield through the maturity date, June 30, 2032. As of June 30, 2018, the Company’s debt ratio is 15.5%.

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

Cash Flows

The following table provides a breakdown of the net change in the Company’s cash and cash equivalents:

Six Months Ended June 30, 2018
Cash flows from operating activities	$219,823
Cash flows from investing activities	(21,728,991)
Cash flows from financing activities	32,960,105
Increase in cash and cash equivalents	$11,450,937

Operating Activities

During the six months ended June 30, 2018, net cash provided by operating activities was $219,823, compared to $0 of net cash provided by operating activities for the six months ended June 30, 2017. The change was primarily due to a net increase in working capital accounts of $932,314 and an increase in depreciation and amortization expenses related to real estate assets and liabilities and deferred financing costs totaling $142,392, offset by an increase in net loss of $854,883 (see “—Results of Operations”).

Investing Activities

Net cash used in investing activities was $21,728,991 for the six months ended June 30, 2018, compared to $0 for the six months ended June 30, 2017. The increase was primarily due to the purchase of interest in real estate-related assets of $21,915,777 during the six months ended June 30, 2018.

Financing Activities

During the six months ended June 30, 2018, net cash provided by financing activities was $32,960,105, compared to $2,205,933 for the six months ended June 30, 2017. The change was primarily due to proceeds from common stock issued of $33,538,534.

Distributions

The Company’s board of directors has authorized, and the Company has declared, distributions through November 14, 2018, in an amount equal to $0.004253787 per day (or approximately $1.55 on an annual basis) per share of Class A common stock, Class I common stock and Class T common stock, less, for holders of the shares of Class T common stock, the distribution fees that are payable with respect to shares of Class T common stock. The distributions are payable by the 5th business day following each month end to stockholders of record at the close of business each day during the prior month.

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

The following table summarizes our distributions declared during the three and six months ended June 30, 2018. During the three and six months ended June 30, 2017, no distributions were made.

	Three Months Ended June 30, 2018		Six Months Ended June 30, 2018
	Amount	Percent	Amount	Percent
Distributions
Paid in cash	$354,494	56%	$477,255	46%
Payable	82,753	13%	239,650	23%
Reinvested in shares	200,838	31%	325,944	31%
Total distributions	$638,085	100%	$1,042,849	100%
Sources of Distributions:
Operating cash flows	$219,823	35%	$219,823	21%
Offering proceeds pursuant to Distribution Support Agreement(1)	347,005	54%	347,005	33%
Offering proceeds	71,257	11%	476,021	46%
Total sources of distributions	$638,085	100%	$1,042,849	100%

Note:

(1) Pursuant to the Distribution Support Agreement between the Company and CFI, CFI will purchase Class I shares of the Company’s common stock for any distribution shortfall within 15 business days following the Company’s filing with the SEC of its periodic report for such calendar quarter or year.

During the three months ended June 30, 2018 the Company declared $638,085 of distributions to its shareholders (including those reinvested in shares pursuant to the DRP), compared to the Company’s total aggregate MFFO loss of $39,889 and the Company’s total aggregate net loss of $131,329 for that period.

During the six months ended June 30, 2018, the Company declared $1,042,849 of distributions to its shareholders (including those reinvested in shares pursuant to the DRP), compared to the Company’s total aggregate MFFO loss of $720,867 and the Company’s total aggregate net loss of $886,761 for that period.

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

Reimbursement of Organization and Offering Costs

The Advisor has agreed to pay, on behalf of the Company, all Initial O&O Costs through the Escrow Break Anniversary. The Company is not required to reimburse the Advisor for payment of the Initial O&O Costs prior to the Escrow Break Anniversary. Following the Escrow Break Anniversary, the Company began reimbursing the Advisor for payment of the Initial O&O Costs on a monthly basis, which will continue through the period ended May 18, 2021; provided, however, that the Company shall not be obligated to pay any amounts that as a result of such payment would cause the aggregate payments for Initial O&O Costs (less selling commissions, dealer manager fees and distribution fees) paid to the Advisor to exceed 1% of gross offering proceeds of the Offering as of such payment date. Any amounts not reimbursed in any period shall be included in determining any reimbursement for a subsequent period.

Variable Interest Entities

A Variable Interest Entity (“VIE”) is an entity that lacks one or more of the characteristics of a voting interest entity. A VIE is defined as an entity in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The determination of whether an entity is a VIE includes both a qualitative and quantitative analysis. The Company bases the qualitative analysis on the Company’s review of the design of the entity, its organizational structure including decision-making ability and relevant financial agreements and the quantitative analysis on the forecasted cash flow of the entity. The Company will reassess the initial evaluation of an entity as a VIE upon the occurrence of certain reconsideration events. A VIE must be consolidated only by its primary beneficiary, which is defined as the party who, along with its affiliates and agents has both the: (i) power to direct the activities that most significantly impact the VIE’s economic performance and (ii) obligation to absorb the losses of the VIE or the right to receive the benefits from the VIE, which could be significant to the VIE. The Company will determine whether it is the primary beneficiary of a VIE by considering qualitative and quantitative factors, including, but not limited to: which activities most significantly impact the VIE’s economic performance and which party controls such activities; the amount and characteristics of its investment; the obligation or likelihood for us or other interests to provide financial support; consideration of the VIE’s purpose and design, including the risks the VIE was designed to create and pass through to its variable interest holders and the similarity with and significance to the Company’s business activities and other interests. The Company will reassess the determination of whether it is the primary beneficiary of a VIE each reporting period. Significant judgments related to these determinations include estimates about the current and future fair value and performance of investments held by these VIE’s and general market conditions. As of June 30, 2018, the Company concluded that it did have investments in VIE’s and because the Company is not the primary beneficiary it will not consolidate such entities, as described in “Note 10—Variable Interest Entities” in its accompanying consolidated financial statements included in Part 1 - Item 1. “Financial Statements (Unaudited).”

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

Investments in Real Estate-Related Assets

The Company has performed a consolidation analysis in accordance with ASC 810 as described in the “Variable Interest Entities” section of Note 2. The Company has determined, as a result of its analysis, that it is not the primary beneficiary of its investments, therefore has not consolidated the entities.  The Company has accounted for its investments in real estate related assets, which are controlled and managed by CFI, under the equity method of accounting. Under the equity method, the investment is adjusted each period for capital contributions and distributions and its share of the entity’s net income (loss). Capital contributions, distributions and net income (loss) of such entities are recorded in accordance with the terms of the governing documents. An allocation of net income (loss) may differ from the stated ownership percentage interest in such entity as a result of preferred returns and allocation formulas, if any, as described in such governing documents. Equity method investments are accounted for in accordance with ASC 323. Investments in real estate-related assets are periodically reviewed for impairment based on projected cash flows from the underlying investment. If an impairment is identified, the carrying value of the investment will be reduced to the anticipated recoverable amount. As of June 30, 2018, no impairment has been identified.

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

In January 2017, the FASB issued ASU 2017-01, “Clarifying the Definition of a Business,” which addresses the definition of a business and provides a framework to determine if an asset or group of assets to be acquired is not a business. The standard clarifies that when substantially all of the fair value of the gross assets to be acquired is concentrated in a single identifiable asset or group of similar identifiable assets, the asset or set of assets is not a business. ASU 2017-01 is effective for fiscal years beginning after December 15, 2017. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements as of June 30, 2018.

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

Off-Balance Sheet Arrangements

As of June 30, 2018, the Company had no off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on the Company’s financial condition, revenue and expenses, results of operations, liquidity, capital expenditures, or capital resources.

Contractual Obligations

The following table presents the future principal payment due under the Company’s GR Loan agreement as of June 30, 2018, which represents the Company’s aggregate contractual obligations and commitments with payments due subsequent to June 30, 2018.

Year	Amount
2018 (remaining)	$—
2019	—
2020	—
2021	—
2022	—
Thereafter	4,500,000
Total	$4,500,000

Subsequent Events

3075 Loyalty Circle Member, LLC

On July 31, 2018, the Company acquired, through its Operating Partnership, together with a subsidiary of CFI, an office building located in Columbus, Ohio (the “CO Property”) at a contract purchase price of $46,950,000, exclusive of closing costs.  The fee simple interest in the CO Property is held by a single purpose limited liability company (the “CO Property SPE”).  At closing, the Company owned interest totaling approximately 67%. CFI is the managing member of the CO Property SPE.  In connection with the purchase of the CO Property, the CO Property SPE entered into a loan agreement (the “CO SPE Loan”) with Cantor Commercial Real Estate Lending, L.P., an affiliated entity, with an outstanding principal amount of $26,550,000. The CO SPE Loan provides for monthly interest payments and bears interest at an initial fixed rate of 4.9425% per annum based on a 360 day year. The CO SPE Loan, which matures on September 12, 2032 and is collateralized by the CO Property, may be prepaid (a) subject to customary prepayment provisions on or after August 6, 2020 and (b) without penalty on or after June 6, 2028; provided that in each case the CO SPE Loan may be prepaid in whole, but not in part. The anticipated repayment date of the CO SPE Loan is August 6, 2028.

Additionally, CFI has guaranteed the payment of the CO SPE Loan to the lender. If the Company’s Operating Partnership acquires at least 95% of the membership interests of the CO Property SPE, the Company will replace CFI as the guarantor with respect to the guarantee and the Company will become the managing member of the CO Property SPE.

The CO Property is 100% leased to Comenity Servicing LLC, a subsidiary of Alliance Data Systems Corporation, which serves as the guarantor of the lease. The lease is net whereby the tenant is responsible for operating expenses, real estate taxes, insurance, utilities, repairs, maintenance and capital expenditures, in addition to its obligation to pay base rent.

On August 10, 2018, the Company purchased additional interests in the CO Property SPE from a subsidiary owned by CFI totaling $2,150,000. As of August, 13, 2018, the Company’s interest in the CO Property SPE was 78%.

Additional Purchase of Interest in the FM Property

On August 9, 2018, the Company purchased additional interests in the FM Property SPE from a subsidiary owned by CFI totaling $969,921. As of August 9, 2018, the Company’s interest in the FM Property SPE was 100%.

The Operating Partnership has now exceeded the 95% minimum ownership interest threshold, and therefore, as described in Note 6 “–Daimler Trucks North America Office Building – Fort Mill, South Carolina – FM Loan” above, the Company has replaced the Guarantor of the FM Loan with respect to the guarantee and the environmental indemnification, and the Operating Partnership has become the managing member of the FM Property SPE.

Status of the Offering

As of August 10, 2018, the Company had sold an aggregate of 2,489,761 shares of its common stock (consisting of 1,545,545 Class A shares, 672,396 Class T shares, and 271,820 Class I shares) in the Offering resulting in net proceeds of $61,292,387 to the Company as payment for such shares.

Distributions

On August 7, 2018, the Company’s board of directors authorized, and the Company declared, distributions for the period from August 15, 2018 to November 14, 2018, in an amount equal to $0.004253787 per day (or approximately $1.55 on an annual basis) per share of Class A common stock, Class I common stock and Class T common stock, less, for holders of the shares of Class T common stock, the distribution fees that are payable with respect to shares of Class T common stock. The distributions are payable by the 5th business day following each month end to stockholders of record at the close of business each day during the prior month.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

The market risk associated with financial instruments and derivative financial instruments is the risk of loss from adverse changes in market prices or interest rates.  The Company’s interest rate risk management objectives are to limit the impact of interest rate changes in earnings and cash flows and to manage overall borrowing costs. To achieve these objectives, from time to time, the Company may enter into interest rate hedge contracts such as swaps, collars and treasury lock agreements in order to mitigate interest rate risk with respect to various debt instruments. The Company would not hold or issue these derivative contracts for trading or speculative purposes. As of June 30, 2018, there are no such hedging contracts outstanding. The Company does not have any foreign operations and thus is not exposed to foreign currency fluctuations.

Interest Rate Risk

As of June 30, 2018, the Company had fixed rate debt of $4.5 million, and therefore, is not exposed to interest rate changes in LIBOR.

Credit Risk

Concentrations of credit risk arise when a number of tenants are engaged in similar business activities, or activities in the same geographic region, or have similar economic features that would cause their ability to meet contractual obligations, including those to the Company, to be similarly affected by changes in economic conditions. The Company is subject to tenant, geographic and industry concentrations. Any downturn of the economic conditions in one or more of these tenants, states or industries could result in a material reduction the Company’s cash flows or material losses to the Company. At June 30, 2018, the GR Property and all of the DST properties are 100% leased to Walgreens, and the FM Property is 100% leased to Daimler.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of June 30, 2018, we were not involved in any material legal proceedings.

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

Pursuant to a distribution support agreement, in certain circumstances where our cash distributions exceed MFFO, our sponsor will purchase up to $5.0 million of Class I Shares (which includes the shares our sponsor has purchased in order to satisfy the minimum offering) at the then current offering price per Class I Share net of dealer manager fees to provide additional cash to support distributions to our stockholders. The sale of these shares will result in the dilution of the ownership interests of our public stockholders. Upon termination or expiration of the distribution support agreement, we may not have sufficient cash available to pay distributions at the rate we had paid during preceding periods or at all. If we pay distributions from sources other than our cash flow from operations, we will have less cash available for investments, we may have to reduce our distribution rate, our net asset value may be negatively impacted and our stockholders overall return may be reduced. As of June 30, 2018, the Company has declared distributions of $1,360,988, of which 78% were paid using proceeds from the Offering, including $385,331 from the purchase of additional shares by our sponsor.

Our NAV per share may materially change from quarter to quarter if the valuations of our properties materially change from prior valuation or the actual operating results materially differ from what we originally budgeted, including as a result of our advisor invoicing us for previously unbilled operating expenses.

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

Our amended and restated Advisory Agreement provides that any operating expenses which have not been invoiced by our advisor will not become our obligations. Without these provisions in our amended and restated Advisory Agreement, such operating expenses, if invoiced, would likely be recorded as liabilities of ours, which, in turn, would likely have a negative effect on our NAV per share. Our amended and restated Advisory Agreement provides that our advisor will not invoice us for any reimbursement if the impact of such would result in the incurrence of an obligation in an amount that would result in our NAV per share for any class of shares to be less than $25.00. We may, however, incur and record an obligation to reimburse our advisor, even if it would result in our NAV per share for any class of shares for such quarter to be less than $25.00, if our board of directors determines that the reasons for the decrease of our NAV per share below $25.00 were unrelated to our obligation to reimburse our advisor for operating expenses. Our amended and restated Advisory Agreement also provides that our advisor may be reimbursed for previously unbilled operating expenses for prior periods in any subsequent quarter, subject to certain limitations, including the limitation related to the NAV per share of $25.00 referenced above and the 2%/25% Guidelines. The incurrence of previously unbilled operating expenses likely will have a negative effect on our NAV per share. As of June 30, 2018, the Advisor has incurred $3,483,570 of Unreimbursed Operating Expenses, including $686,855 of Unreimbursed Operating Expenses incurred during the quarter ended June 30, 2018 that have not been invoiced to us.

Defects or disruptions in our technology or services could diminish demand for our products and service and subject us to liability.

Because our technology, products and services are complex and use or incorporate a variety of computer hardware, software and databases, both developed in-house and acquired from third-party vendors, our technology, products and services may have errors or defects. Errors and defects could result in unanticipated downtime or failure, and could cause financial loss and harm to our reputation and our business.

If we experience computer systems failures or capacity constraints, our ability to conduct our business operations could be materially harmed.

If we experience computer systems failures or capacity constraints, our ability to conduct our business operations could be harmed. We support and maintain many of our computer systems and networks internally. Our failure to monitor or maintain these systems and networks or, if necessary, to find a replacement for this technology in a timely and cost-effective manner, could have a material adverse effect on our business, financial condition, results of operations and prospects.

Although all of our business critical systems have been designed and implemented with fault tolerant and/or redundant clustered hardware and diversely routed network connectivity, our redundant systems or disaster recovery plans may prove to be inadequate. We may be subject to system failures and outages that might impact our revenues and relationships with clients. In addition, we will be subject to risk in the event that systems of our clients, business partners, vendors and other third parties are subject to failures and outages.

We rely on third-party service providers for certain aspects of our business, including for certain information systems, stockholder services, technology and administration. Our systems, or those of our third-party providers, may fail or operate slowly, causing one or more of the following, which may not in all cases be covered by insurance:

•	unanticipated disruptions in service to our clients;
•	slower response times;
•	financial losses;
•	litigation or other client claims; and
•	regulatory actions.

We may experience additional systems failures in the future from power or telecommunications failures, acts of God or war, weather-related events, terrorist attacks, human error, natural disasters, fire, power loss, sabotage, cyber-attacks, hardware or software malfunctions or defects, computer viruses, intentional acts of vandalism and similar events. Any system failure that causes an interruption in service or decreases the responsiveness of our service could damage our reputation, business and brand name.

Malicious cyber-attacks and other adverse events affecting our operational systems or infrastructure, or those of third parties, could disrupt our business, result in the disclosure of confidential information, damage our reputation and cause losses or regulatory penalties.

Developing and maintaining our operational systems and infrastructure is challenging, particularly as a result of rapidly evolving legal and regulatory requirements and technological shifts. Our financial, accounting, data processing or other operating and compliance systems and facilities may fail to operate properly or become disabled as a result of events that are wholly or partially beyond our control, such as a malicious cyber-attack or other adverse events, which may adversely affect our ability to provide services.

In addition, our operations rely on the secure processing, storage and transmission of confidential and other information on our computer systems and networks. Although we take protective measures such as software programs, firewalls and similar technology, to maintain the confidentiality, integrity and availability of our and our clients’ information, and endeavor to modify these protective measures as circumstances warrant, the nature of cyber threats continues to evolve. As a result, our computer systems, software and networks may be vulnerable to unauthorized access, loss or destruction of data (including confidential client information), account takeovers, unavailability or disruption of service, computer viruses, acts of vandalism, or other malicious code, cyber-attack and other adverse events that could have an adverse security impact. Despite the defensive measures we have taken, these threats may come from external factors such as governments, organized crime, hackers, and other third parties such as outsource or infrastructure-support providers and application developers, or may originate internally from within us.

We also face the risk of operational disruption, failure, termination or capacity constraints of any of the third parties that facilitate our business activities. Such parties could also be the source of a cyber-attack on or breach of our operational systems, data or infrastructure.

There have been an increasing number of cyber-attacks in recent years in various industries, and cyber-security risk management has been the subject of increasing focus by our regulators. If one or more cyber-attacks occur, it could potentially jeopardize the confidential, proprietary and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our, as well as our clients’ or other third parties’, operations, which could result in reputational damage, financial losses and/or client dissatisfaction, which may not in all cases be covered by insurance. Any such cyber incidents involving our computer systems and networks, or those of third parties important to our business, could have a material adverse effect on our business, financial condition, results of operations and prospects.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds of Registered Securities.

Unregistered Sales of Equity Securities

During the six months ended June 30, 2018, the Company did not complete any sales of unregistered securities.

Use of Proceeds

On March 23, 2017, the Company’s Registration Statement on Form S-11 (File No. 333-214310), was declared effective by the SEC. On May 18, 2017, the Company satisfied the Minimum Offering Requirement as a result of CFI purchasing $2.0 million in Class I shares at $25.00 per share. As of June 30, 2018, the Company’s NAV was $25.24 per Class A share, $25.23 per Class T share and $25.24 per Class I share, plus applicable selling commissions and dealer manager fees. Effective August 20, 2018, the new offering price was $26.57 per Class A share, $25.74 per Class T share and $25.24 per Class I share.

During the six months ended June 30, 2018, the Company issued the following shares of common stock and raised the following gross proceeds in connection with the Offering:

	Shares sold	Gross offering proceeds
Offering	1,350,816	$34,843,974

For the six months ended June 30, 2018, the Company issued 1,350,816 shares of common stock generating total gross proceeds of $34,843,974 in the Offering.

During this time, the Company also incurred $1,159,300 in selling commissions net of Sponsor Support, and incurred $358,234 of distribution fees, in connection with the issuance and distribution of our registered securities. The Company made reimbursement payments of $24,871 for organization and offering expenses to the Advisor.

The net proceeds received from the Offering, after deducting the total expenses incurred as described above, were $33,301,569.

For the six months ended June 30, 2018, the Company used proceeds of $21,915,777 to purchase interests in real estate-related assets.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

The Company has not received any requests to repurchase any shares of common stock as of June 30, 2018.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On August 9, 2018, the Operating Partnership acquired the remaining interest in FM Property SPE, and, as a result, assumed the obligations of the Guarantor with respect to the FM Loan. For more information regarding the FM Loan and the purchase of additional interests in the FM Property SPE, please see “Management’s Discussion and Analysis – Portfolio Information –Daimler Trucks North America Office Building – Fort Mill, South Carolina – FM Loan” and “–Subsequent Events – Additional Purchase of Interest in the FM Property.”

Item 6. Exhibits.

The exhibits listed below are included, or incorporated by reference, in this Quarterly Report on Form 10-Q.

EXHIBITS INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
3.1

Second Articles of Amendment and Restatement of Rodin Global Property Trust, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 12, 2017)

3.2*	Articles of Amendment to the Second Articles of Amendment and Restatement of Rodin Global Property Trust, Inc., dated June 6, 2018

3.3	Second Amended and Restated Bylaws of Rodin Global Property Trust, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 12, 2017)

4.1	Form of Subscription Agreement (filed as Appendix A to the Prospectus Supplement No. 3 dated July 18, 2018 and incorporated by reference herein)

4.2

Form of Distribution Reinvestment Plan (filed as Appendix B to the Company’s Pre-Effective Amendment No. 2 to Form S-11 (File No. 333-214130), filed with the SEC on March 21, 2017, and incorporated by reference herein)

10.1

Amended and Restated Advisory Agreement, by and among Rodin Global Property Trust, Inc., Rodin Global Property Trust Operating Partnership. L.P., Rodin Global Property Advisors, LLC, and Cantor Fitzgerald Investors, LLC and Rodin Global Property Trust OP Holdings, LLC, dated June 29, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on July 6, 2018)

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

101*	XBRL (eXtensible Business Reporting Language)

*	Filed herewith

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

Dated: August 13, 2018