Form 10-Q
period 2018-09-30
RODIN GLOBAL PROPERTY TRUST, INC.
filed 2018-11-14
CIK 1666244

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒     No   ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes   ☒     No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Emerging growth company	☒

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

As of November 13, 2018, the registrant had 1,959,949 Class A shares, 338,535 Class I shares, and 869,355 Class T shares of $0.01 par value common stock outstanding.

RODIN GLOBAL PROPERTY TRUST, INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

RODIN GLOBAL PROPERTY TRUST, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2018	December 31, 2017
Assets
Investment in real estate, net of accumulated depreciation of $394,566 and $86,331, respectively	$41,390,152	$6,616,869
Investments in real estate-related assets	33,842,987	9,932,438
Intangible assets, net of accumulated amortization of $165,995 and $40,437, respectively	6,099,006	1,275,610
Cash and cash equivalents	12,509,264	7,657,025
Stock subscriptions receivable	110,577	250,760
Deferred rent receivable	171,668	—
Prepaid expenses and other assets	133,431	4,325
Due from related parties	21,323	12,670
Total assets	$94,278,408	$25,749,697
Liabilities and Equity
Liabilities
Loans payable, net of deferred financing costs of $261,992 and $78,074, respectively	$25,238,008	$4,421,926
Accrued interest payable	61,983	10,779
Accounts payable and accrued expenses	19,384	—
Distributions payable	333,014	101,174
Restricted reserves	617,459	—
Due to related parties	4,256,724	2,340,524
Total liabilities	30,526,572	6,874,403
Stockholders' equity
Controlling interest
Preferred stock, $0.01 par value per share, 50,000,000 shares authorized, and 0 issued and outstanding at September 30, 2018 and December 31, 2017, respectively	—	—
Class A common stock, $0.01 par value per share, 160,000,000 shares authorized, and 1,747,521 and 478,956 issued and outstanding at September 30, 2018 and December 31, 2017, respectively	17,475	4,790
Class T common stock, $0.01 par value per share, 200,000,000 shares authorized, and 753,596 and 225,652 issued and outstanding at September 30, 2018 and December 31, 2017, respectively	7,536	2,257
Class I common stock, $0.01 par value per share, 40,000,000 shares authorized, and 326,894 and 166,296 issued and outstanding at September 30, 2018 and December 31, 2017, respectively	3,269	1,663
Additional paid-in capital	68,992,525	21,136,120
Accumulated deficit and cumulative distributions	(5,269,969)	(2,270,536)
Total controlling interest	63,750,836	18,874,294
Non-controlling interests in subsidiaries	1,000	1,000
Total stockholders' equity	63,751,836	18,875,294
Total liabilities and stockholders' equity	$94,278,408	$25,749,697

See accompanying notes to consolidated financial statements

RODIN GLOBAL PROPERTY TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2018	2017	2018	2017
Revenues:
Rental revenues	$497,920	$105,248	$732,773	$105,248
Tenant reimbursement income	177,283	—	177,283	—
Total revenues	675,203	105,248	910,056	105,248
Operating expenses:
General and administrative expenses	46,851	965,327	1,033,858	997,205
Depreciation and amortization	287,925	51,311	411,071	51,311
Management fees	358,465	31,774	613,126	31,774
Property operating expenses	177,283	—	177,283	—
Total operating expenses	870,524	1,048,412	2,235,338	1,080,290
Other income (expense):
Income from investments in real estate-related assets	200,932	21,531	513,947	21,531
Interest income	54,223	—	81,413	—
Interest expense	(186,377)	(43,904)	(283,382)	(43,904)
Total other income (expense)	68,778	(22,373)	311,978	(22,373)
Net income (loss)	$(126,543)	$(965,537)	$(1,013,304)	$(997,415)
Weighted average shares outstanding	2,522,901	231,757	1,789,046	96,271
Net income (loss) per common share - basic and diluted	$(0.05)	$(4.17)	$(0.57)	$(10.36)

See accompanying notes to consolidated financial statements

RODIN GLOBAL PROPERTY TRUST, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

	Stockholders' Equity
								Accumulated
	Common Stock						Additional	Deficit and	Non-
	Class A		Class T		Class I		Paid-In	Cumulative	controlling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Distributions	interest	Equity
Balance as of January 1, 2017	8,180	$82	—	$—	—	$—	$199,919	$—	$1,000	$201,001
Common stock	469,222	4,692	225,105	2,252	166,152	1,662	22,037,202	—	—	22,045,808
Distribution reinvestment	1,554	16	547	5	144	1	55,558	—	—	55,580
Offering costs	—	—	—	—	—	—	(1,156,559)	—	—	(1,156,559)
Net income (loss)	—	—	—	—	—	—	—	(1,952,397)	—	(1,952,397)
Distributions declared on common stock	—	—	—	—	—	—	—	(318,139)	—	(318,139)
Balance as of December 31, 2017	478,956	$4,790	225,652	$2,257	166,296	$1,663	$21,136,120	$(2,270,536)	$1,000	$18,875,294

	Stockholders' Equity
								Accumulated
	Common Stock						Additional	Deficit and	Non-
	Class A		Class T		Class I		Paid-In	Cumulative	controlling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Distributions	interest	Equity
Balance as of January 1, 2018	478,956	$4,790	225,652	$2,257	166,296	$1,663	$21,136,120	$(2,270,536)	$1,000	$18,875,294
Common stock	1,252,314	12,523	520,665	5,206	159,537	1,595	49,953,291	—	—	49,972,615
Distribution reinvestment	16,251	162	7,279	73	1,061	11	614,204	—	—	614,450
Offering costs	—	—	—	—	—	—	(2,711,090)	—	—	(2,711,090)
Net income (loss)	—	—	—	—	—	—	—	(1,013,304)	—	(1,013,304)
Distributions declared on common stock	—	—	—	—	—	—	—	(1,986,129)	—	(1,986,129)
Balance as of September 30, 2018	1,747,521	$17,475	753,596	$7,536	326,894	$3,269	$68,992,525	$(5,269,969)	$1,000	$63,751,836

See accompanying notes to consolidated financial statements

RODIN GLOBAL PROPERTY TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months
	Ended September 30,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$(1,013,304)	$(997,415)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	411,071	51,311
Income from investments in real estate-related assets	(513,947)	(21,531)
Amortization of above-market lease intangibles	22,721	6,311
Amortization of deferred financing costs	8,786	1,813
Changes in assets and liabilities:
Proceeds from investments in real estate-related assets	898,120	—
(Increase) in prepaid expenses and other assets	(129,106)	(6,642)
(Increase) in deferred rent receivable	(171,668)	—
(Increase) in due from related parties	(8,653)	—
Increase in accounts payable	19,384	16,383
Increase in accrued interest payable	51,204	10,266
Increase in restricted reserves	617,459	—
Increase in due to related parties	969,243	1,002,626
Net cash provided by operating activities	1,161,310	63,122
Cash flows from investing activities:
Acquisition of real estate	(40,030,472)	(8,019,247)
Purchase of interest in real estate-related assets	(24,294,722)	(4,580,000)
Net cash used in investing activities	(64,325,194)	(12,599,247)
Cash flows from financing activities:
Proceeds from issuance of common stock, net	48,348,665	8,567,839
Borrowing from loans payable	21,000,000	4,500,000
Payment of deferred financing costs	(192,703)	(81,936)
Distributions	(1,139,839)	(38,326)
Net cash provided by financing activities	68,016,123	12,947,577
Net increase in cash and cash equivalents	4,852,239	411,452
Cash and cash equivalents, at beginning of period	7,657,025	201,001
Cash and cash equivalents, at end of period	$12,509,264	$612,453
Supplemental disclosure of cash flow information:
Cash paid for interest	$223,392	$31,825
Non-cash financing activities:
Distributions payable	$231,840	$36,710
Distribution reinvestment	$614,450	$6,927

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

On February 2, 2016, the Company was capitalized with a $200,001 investment by the Company’s sponsor, Cantor Fitzgerald Investors, LLC (“CFI”) through the purchase of 8,180 Class A shares of common stock. In addition, a wholly owned subsidiary of CFI, Rodin Global Property Trust OP Holdings, LLC (the “Special Unit Holder”), has invested $1,000 in the Operating Partnership and has been issued a special class of limited partnership units (“Special Units”), which is recorded as a non-controlling interest on the consolidated balance sheet as of September 30, 2018. The Company has registered with the Securities and Exchange Commission (“SEC”) an offering of up to $1.25 billion in shares of common stock, consisting of up to $1.0 billion in shares in the Company’s primary offering (the “Primary Offering”) and up to $250 million in shares pursuant to its distribution reinvestment plan (the “DRP”, and together with the Primary Offering, the “Offering”). On May 18, 2017, the Company satisfied the minimum offering requirement as a result of CFI’s purchase of $2.0 million in Class I shares (the “Minimum Offering Requirement”).

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

As of September 30, 2018, the Company owned the following investments:

•	One property located in Grand Rapids, Michigan (the “GR Property”) (See Note 3).
•	An office building located in Fort Mill, South Carolina (the “FM Property”) (See Note 3).
•

An interest in a Delaware Statutory Trust (the “DST”), which owns seven properties (individually, a “DST Property”, and collectively, the “DST Properties”) through an investment in real estate-related assets controlled and managed by CFI (See Note 6).

•	An interest in an office building located in Columbus, Ohio (the “CO Property”) through an investment in real estate-related assets controlled and managed by CFI (See Note 6).

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

RODIN GLOBAL PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The Company evaluates all of its investments in real estate-related assets to determine if they are VIEs utilizing judgments and estimates that are inherently subjective. If different judgments or estimates were used for these evaluations, it could result in differing conclusions as to whether or not an entity is a VIE and whether or not to consolidate such entity. As of September 30, 2018, the Company concluded that it did have investments in VIE’s, and because the Company is not the primary beneficiary, it will not consolidate such entities, as described in further detail in Note 10.

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

RODIN GLOBAL PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Deferred Rent Receivable

As of September 30, 2018 and December 31, 2017, deferred rent receivable was $171,668 and $0, respectively, and represents rent earned in excess of rent received as a result of straight-lining rents over the term of the lease on the FM Property, in accordance with Accounting Standards Codification (“ASC”) 840. As of September 30, 2018, the Company’s consolidated financial statements include the FM Property SPE; see Note 3 for further information.

Prepaid Expenses and Other Assets

Prepaid expenses and other assets consist primarily of prepaid operating expenses and reimbursements due from tenants.

Investment in Real Estate, net

Real estate assets are stated at cost, less accumulated depreciation and amortization. Amounts capitalized to real estate assets consist of the costs of acquisition, including certain acquisition-related expenses, major improvements and betterments that extend the useful life of the real estate assets and leasing costs. All repairs and maintenance costs are expensed as incurred. The Company accounts for its acquisitions (or disposals) of assets or businesses in accordance with ASC 805.

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

The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate assets may not be recoverable. Impairment indicators that the Company considers include, but are not limited to, bankruptcy or other credit concerns of a property’s major tenant, such as a history of late payments, rental concessions and other factors, a significant decrease in a property’s revenues due to lease terminations, vacancies, co-tenancy clauses, reduced lease rates or other circumstances. When indicators of potential impairment are present, the Company assesses the recoverability of the assets by determining whether the carrying amount of the assets will be recovered through the undiscounted future cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying amount, the Company will adjust the real estate assets to their respective fair values and recognize an impairment loss. Generally, fair value is determined using a discounted cash flow analysis and recent comparable sales transactions. No impairment losses were recorded during the nine months ended September 30, 2018 or during the year ended December 31, 2017 after the Company assessed the recoverability of its assets.

RODIN GLOBAL PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Investments in Real Estate-Related Assets

The Company has performed a consolidation analysis in accordance with ASC 810 as described in the “Variable Interest Entities” section of Note 2. The Company has determined, as a result of its analysis, that it is not the primary beneficiary of its investments, therefore has not consolidated the entities.  The Company has accounted for its investments in real estate related assets, which are controlled and managed by CFI, under the equity method of accounting. Under the equity method, the investment is adjusted each period for capital contributions and distributions and its share of the entity’s net income (loss). Capital contributions, distributions and net income (loss) of such entities are recorded in accordance with the terms of the governing documents. An allocation of net income (loss) may differ from the stated ownership percentage interest in such entity as a result of preferred returns and allocation formulas, if any, as described in such governing documents. Equity method investments are accounted for in accordance with ASC 323. Investments in real estate-related assets are periodically reviewed for impairment based on projected cash flows from the underlying investment. If an impairment is identified, the carrying value of the investment will be reduced to the anticipated recoverable amount. As of September 30, 2018, no impairment has been identified. As of September 30, 2018, the Company’s consolidated financial statements include the FM Property SPE; see Note 3 for further information.

Deferred Financing Costs

Costs incurred in connection with obtaining financing are capitalized and amortized over the term of the related loan on a straight-line basis, which approximates the effective interest method. The carrying value of the deferred financing costs at September 30, 2018 and December 31, 2017 was $261,992 and $78,074, respectively which is net of accumulated amortization of  $22,240 and $3,862, respectively, and recorded as an offset to the related debt. For the nine months ended September 30, 2018 and the nine months ended September 30, 2017, amortization of deferred financing costs was $8,786 and $1,813, respectively, and for the three months ended September 30, 2018 and the three months ended September 30, 2017, amortization of deferred financing costs was $4,688 and $1,813, respectively, and is included in Interest expense on the accompanying consolidated statement of operations.

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

The GR Property and DST Properties are 100% leased to Walgreen Co. (“Walgreens”), a subsidiary of Walgreens Boots Alliance Inc. (NASDAQ: WBA). The FM Property is 100% leased to Daimler Trucks North America, LLC, (“Daimler”), a subsidiary of Daimler AG. The CO Property is 100% leased to Comenity Servicing LLC, a subsidiary of Alliance Data Systems Corporation (collectively “ADS”), which serves as the guarantor of the lease. If Walgreens, Daimler or ADS were to default on their obligations subject to each lease, such action could negatively affect returns at the portfolio level. The Company believes it mitigates this risk by employing a comprehensive set of controls around acquisitions which include detailed due diligence of all lessees. In addition, the company monitors published credit ratings of its tenants, when available.

Stock Subscriptions Receivable

As prescribed by ASC 505, Stock subscriptions receivable represent the purchase of common stock for which the Company has not yet received payment from the purchaser. As of September 30, 2018 and December 31, 2017, the amount of stock subscriptions receivable was $110,577 and $250,760, respectively. The amounts outstanding at September 30, 2018 and December 31, 2017 were received by the Company during October 2018 and January 2018, respectively.

Due from Related Parties

Due from related parties includes amounts owed to the Company by CFI pursuant to the terms of the Sponsor Support Agreement for the reimbursement of selling commissions and marketing fees, which at September 30, 2018 and December 31, 2017 was $21,323 and $12,670, respectively. The amounts of Sponsor Support outstanding at September 30, 2018 and December 31, 2017 were received by the Company during October 2018 and January 2018, respectively.

RODIN GLOBAL PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Restricted Reserves

Restricted reserves is comprised of amounts received from tenants at certain of the Company’s properties for recoverable property operating expenses to be paid by the Company on behalf of the tenants, pursuant to the terms of the respective net lease arrangements, which at September 30, 2018 and December 31, 2017 was $617,459 and $0, respectively.

Tenant Reimbursement Income

Certain property operating expenses, including real estate taxes and insurance, among others, are paid by the Company and are reimbursed by the tenants of the Company’s properties pursuant to the terms of the respective net leases. These reimbursements are reflected as Tenant reimbursement income in the accompanying consolidated statements of operations, which for the three and nine months ended September 30, 2018 was $177,283. No Tenant reimbursement income was earned during the three and nine months ended September 30, 2017.

Property Operating Expenses

Certain property operating expenses, including real estate taxes and insurance, among others, are paid by the Company and are reimbursed by the tenants of the Company’s properties pursuant to the terms of the respective net leases. These expenses incurred are reflected as Property operating expenses in the accompanying consolidated statements of operations, which for the three and nine months ended September 30, 2018 were $177,283. No Property operating expenses were incurred during the three and nine months ended September 30, 2017.

Due to Related Parties

Due to related parties is comprised of amounts contractually owed by the Company for various services provided to the Company from a related party, which at September 30, 2018 and December 31, 2017 was $4,256,724 and $2,340,524, respectively (See Note 9).

Organization and Offering Costs

The Advisor has agreed to pay, on behalf of the Company, all organizational and offering costs (including legal, accounting, and other costs attributable to the Company’s organization and offering, but excluding upfront selling commissions, dealer manager fees and distribution fees) (“O&O Costs”) through the first anniversary of the date on which the Company satisfied the Minimum Offering Requirement, which was May 18, 2018 (the “Escrow Break Anniversary”). After the Escrow Break Anniversary, the Advisor, in its sole discretion, may pay some or all of the additional O&O Costs incurred. To the extent the Advisor pays such additional O&O Costs, the Company is obligated to reimburse the Advisor subject to the 1% Cap (as defined below). Following the Escrow Break Anniversary, the Company began reimbursing the Advisor for payment of O&O Costs on a monthly basis, which will continue through the period ended May 18, 2021; provided, however, that the Company shall not be obligated to pay any amounts that as a result of such payment would cause the aggregate payments for O&O Costs (less selling commissions, dealer manager fees and distribution fees) paid to the Advisor to exceed 1% of gross proceeds of the Offering (the “1% Cap”), as of such payment date. Any amounts not reimbursed in any period shall be included in determining any reimbursement liability for a subsequent period. As of September 30, 2018, the Advisor has continued to pay all O&O costs on behalf of the Company.

As of September 30, 2018 and December 31, 2017, the Advisor has incurred O&O Costs on the Company’s behalf of $6,607,896 and $4,549,304, respectively. As of September 30, 2018 and December 31, 2017, the Company is obligated to reimburse the Advisor for O&O costs in the amount of $649,037 and $223,014, respectively, which is included within Due to related parties in the accompanying consolidated balance sheets. As of September 30, 2018 and December 31, 2017, organizational costs of $10,629 and $4,188 were expensed and offering costs of $716,255 and $218,826 were charged to stockholders’ equity. As of September 30, 2018 and December 31, 2017, the Company has made reimbursement payments of $77,847 and $0, respectively, to the Advisor for O&O costs incurred.

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

In January 2017, the FASB issued ASU 2017-01, “Clarifying the Definition of a Business,” which addresses the definition of a business and provides a framework to determine if an asset or group of assets to be acquired is not a business. The standard clarifies that when substantially all of the fair value of the gross assets to be acquired is concentrated in a single identifiable asset or group of similar identifiable assets, the asset or set of assets is not a business. ASU 2017-01 is effective for fiscal years beginning after December 15, 2017. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements as of September 30, 2018.

Note 3 – Investment in Real Estate

As of September 30, 2018, the Company owned two investments in real estate, the GR Property, located at 3596 Alpine Avenue, Grand Rapids, Michigan, and the FM Property, located at 2477 Deerfield Drive, Fort Mills, South Carolina, through a wholly owned subsidiary of its Operating Partnership.

GR Property — 3596 Alpine Avenue

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

The following table provides certain information about the GR Property:

Lease Commencement Date	Lease Termination Date	Rentable Square Feet	Annualized Rental Income (first 5 lease years)	Rental Escalations	Tenant Renewal Options
July 30, 2007	July 31, 2082	14,552	$500,000	None	On July 31, 2032 and every 5 years thereafter

FM Property — Daimler Trucks North America Office Building – Fort Mill, South Carolina

On February 1, 2018, the Company, through its Operating Partnership, acquired, together with a subsidiary of CFI, the FM Property, at an acquisition purchase price of $40,030,472. The fee simple interest in the FM Property is held by a single purpose limited liability company (the “FM Property SPE”). The FM Property was acquired from LIC Charlotte Office Building, Inc. (the “FM Property Seller”). The FM Property Seller is a third party and not affiliated with the Company or CFI.

The Company funded its pro rata portion of the purchase price of $8,412,500 and acquisition expenses with cash from the Offering. The FM Property SPE acquired the FM Property with the proceeds of contributions from its members and a loan from UBS AG (described below).

Subsequent to the date of initial acquisition, the Company purchased additional membership interests in the FM Property SPE from CFI totaling $10,605,551 during the nine months ended September 30, 2018. As of September 30, 2018, the Company’s ownership interest in the FM Property SPE was 100%, and CFI’s interest was 0%.

With the Company’s purchase of additional interests in the FM Property SPE from a subsidiary owned by CFI totaling $969,921 on August 9, 2018, the Operating Partnership exceeded 95% ownership of the FM Property SPE, and therefore, per the FM Property SPE operating agreement and as described below, the Company has replaced the Guarantor of the FM Loan (as defined in Note 7 below) with respect to the guarantee, and the Operating Partnership has become the managing member of the FM Property SPE. Based on the Company’s consolidation analysis, which was performed in accordance with ASC 810 as described in the “Variable Interest Entities” section of Note 2, management has determined that the Company is the primary beneficiary of the FM Property SPE. Accordingly, effective August 9, 2018, the Company has consolidated the FM Property SPE, and has no longer accounted for its investment in the FM Property SPE under the equity method of accounting.

Prior to exceeding 95% ownership of the FM Property SPE on August 9, 2018, the Company accounted for its 94.9% interest in the FM Property SPE under the equity-method of accounting. The Company has determined through its remeasurement analysis that there is no resulting gain or loss as a result of exceeding 95% ownership of the FM Property SPE.

RODIN GLOBAL PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

FM Property Lease

The FM Property is 100% leased to Daimler. The lease is a triple net lease whereby the tenant is responsible for operating expenses, real estate taxes, insurance, repairs, maintenance and capital expenditures (excluding roof, structure and certain HVAC items), in addition to base rent.

The following table summarizes the acquisition cost allocation for the FM Property:

2477 Deerfield Drive
Building and building improvements	$30,790,760
Land	4,290,758
In-place lease intangibles	4,948,954
Total acquisition cost	$40,030,472

The following table provides certain information about the FM Property:

Lease Commencement Date	Lease Termination Date	Rentable Square Feet	Annualized Rental Income (first 5 lease years)	Rental Escalations	Tenant Renewal Options
June 15, 2008	December 31, 2028	150,164	$2,515,222	2.0% annual rent escalations	Two 5-year renewal options

Investment in real estate, net consisted of the following at September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
Building and building improvements	$36,559,939	$5,769,179
Land	5,224,779	934,021
Total	41,784,718	6,703,200
Accumulated depreciation	(394,566)	(86,331)
Investment in real estate, net	$41,390,152	$6,616,869

Note 4 - Intangibles

The amortization of acquired above-market and/or below-market leases is recorded as an adjustment to rental revenue on the consolidated statements of operations. For the nine months ended September 30, 2018 and the nine months ended September 30, 2017, the amount of such amortization included as a decrease to rental income was $22,721 and $6,311, respectively, and for the three months ended September 30, 2018 and the three months ended September 30, 2017, the amount of such amortization included as a decrease to rental income was $7,573 and $6,311, respectively. The amortization of in-place leases is recorded as an adjustment to depreciation and amortization expense on the consolidated statements of operations. For the nine months ended September 30, 2018 and the nine months ended September 30, 2017, the amount of such amortization was $102,836 and $12,070, respectively, and for the three months ended September 30, 2018 and the three months ended September 30, 2017, the amount of such amortization was $73,870 and $12,070, respectively. As of September 30, 2018, the Company’s consolidated financial statements include the FM Property SPE; see Note 3 for further information.

RODIN GLOBAL PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of September 30, 2018 and December 31, 2017, the gross carrying amount and accumulated amortization of the Company’s intangible assets consisted of the following:

	September 30, 2018	December 31, 2017
Intangible assets:
In-place lease intangibles	$5,813,102	$864,148
Above-market lease intangibles	451,899	451,899
Total intangible assets	6,265,001	1,316,047
Accumulated amortization:
In-place lease amortization	(129,389)	(26,552)
Above-market lease amortization	(36,606)	(13,885)
Total accumulated amortization	(165,995)	(40,437)
Intangible assets, net	$6,099,006	$1,275,610

The estimated future amortization on the Company’s intangibles for each of the next five years and thereafter as of September 30, 2018 is as follows:

Year	In-place Lease Intangibles	Above-market Lease Intangibles	Total
2018 (remaining)	$133,258	$7,574	$140,832
2019	533,032	30,295	563,327
2020	533,032	30,295	563,327
2021	533,032	30,295	563,327
2022	533,032	30,295	563,327
Thereafter	3,418,327	286,539	3,704,866
	$5,683,713	$415,293	$6,099,006

Note 5 - Five Year Minimum Rental Payments

The estimated future minimum rents the Company expects to receive for the GR Property and FM Property for each of the next five years and thereafter through the end of the primary term as of September 30, 2018 is as follows:

Year	GR Property Future Minimum Rents	FM Property Future Minimum Rents	Total Future Minimum Rents
2018 (remaining)	$125,000	$603,284	$728,284
2019	500,000	2,461,188	2,961,188
2020	500,000	2,509,240	3,009,240
2021	500,000	2,560,296	3,060,296
2022	500,000	2,611,352	3,111,352
Thereafter	4,750,000	16,800,348	21,550,348
Total	$6,875,000	$27,545,708	$34,420,708

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

During the nine months ended September 30, 2018, the Company, through its operating partnership, purchased 3,868 additional beneficial interests in the DST from a subsidiary owned by CFI totaling $3,867,646. As of September 30, 2018, the Company’s equity interest in the DST was 100%.

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

RODIN GLOBAL PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The estimated future minimum rents associated with the DST Properties for each of the next five years and through the end of the primary term as of September 30, 2018 is as follows:

Year	Future Minimum Rents
2018 (remaining)	$548,990
2019	2,195,958
2020	2,195,958
2021	2,209,683
2022	2,305,756
Thereafter	21,276,365
Total	$30,732,710

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

Alliance Data Systems Office Building – Columbus, Ohio

On July 31, 2018, the Company, through its operating partnership, acquired, together with a subsidiary of CFI, the CO Property at a contract purchase price of $46,950,000, exclusive of closing costs. At closing, the Company owned interest totaling approximately 67%. The fee simple interest in the CO Property is held by a single purpose limited liability company (the “CO Property SPE”). The CO Property was acquired from ADS Place Phase III, LLC (the “CO Property Seller”). The CO Property Seller is a third party and not affiliated with the Company or CFI.

The Company funded its portion of the purchase price with cash from the Offering. The CO Property was acquired with the proceeds of contributions from the CO Property SPE’s members and a loan from Cantor Commercial Real Estate Lending, L.P. (“CCRE”) as described below. The purchase price for any membership interests purchased by the Company from CFI would be equal to the equity contributed by CFI in exchange for such membership interests.

Subsequent to the date of initial acquisition, the Company purchased additional membership interests in the CO Property SPE from CFI totaling $6,666,846 during the nine months ended September 30, 2018. As of September 30, 2018, the Company’s ownership interest in the CO Property SPE was 98.90%, and CFI’s interest was 1.10%.

Based on the Company’s consolidation analysis, the CO Property SPE is accounted for as an equity method investment in accordance with ASC 323. The Company’s consolidation analysis was performed in accordance with ASC 810 as described in the “Variable Interest Entities” section of Note 2.

RODIN GLOBAL PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CO Property

The CO Property is 100% leased to Comenity Servicing LLC, a subsidiary of Alliance Data Systems Corporation, which serves as the guarantor of the lease. The lease is net whereby the tenant is responsible for operating expenses, real estate taxes, insurance, utilities, repairs, maintenance and capital expenditures, in addition to its obligation to pay base rent.

The CO Property is currently managed by a subsidiary of CFI, pursuant to a property management agreement.

The following table provides certain information about the CO Property:

Rent Commencement Date(1)	Lease Expiration Date	Rentable Square Feet	Year One Rent(2)	Rental Escalations	Tenant Renewal Options	Purchase Price
September 13, 2017	September 13, 2032	241,493	$3,104,701	1.07% annual rent escalations	One 10 year renewal option	$46,950,000
Note:

(1) Represents the commencement date of the original lease on the CO Property with its previous owner. The Company acquired the CO Property on July 31, 2018, and began earning rent from the CO Property on such date.

(2) Represents the year one rent for the CO Property commencing at the start date (September 13, 2017) of the original lease on the CO Property with its previous owner. The year one rent of $3,396,556 to be earned by the Company commenced on the date of acquisition, July 31, 2018.

The estimated future minimum rents associated with the CO Property for each of the next five years and through the end of the primary term as of September 30, 2018 is as follows:

Year	CO Property Future Minimum Rents
2018 (remaining)	$784,480
2019	3,146,314
2020	3,179,980
2021	3,214,006
2022	3,248,395
Thereafter	33,547,804
Total	$47,120,979

CO Loan

On July 31, 2018, in connection with the purchase of the CO Property, the CO Property SPE entered into a loan agreement (the “CO Loan”) with CCRE with an outstanding principal amount of $26,550,000. The CO Loan provides for monthly interest payments and bears interest at an initial fixed rate of 4.9425 percent per annum. The CO Loan matures on September 12, 2032 and may be prepaid (a) subject to customary prepayment provisions on or after August 6, 2020 and (b) without penalty on or after June 6, 2028; provided that in each case the CO Loan may be prepaid in whole, but not in part. The anticipated repayment date of the CO Loan is August 6, 2028 (the “CO Loan Anticipated Repayment Date”). To the extent the CO Loan has not been repaid by the CO Loan Anticipated Repayment Date, excess cash flow from the CO Property will be held as additional security and applied to the repayment of the outstanding principal and the CO Loan will bear interest at an increased rate of 2.50 percent per annum plus the greater of (a) 4.9425% and (b) the ten year swap yield as of the first business day after the CO Loan Anticipated Repayment Date. The Guarantor has guaranteed (x) any losses that the lender may incur as a result of the occurrence of certain bad acts of the borrower and (y) the repayment of the CO Loan upon the occurrence of certain other significant events, including bankruptcy.

Effective as of August 30, 2018, the Company amended the Limited Liability Company Agreement of 3075 Loyalty Circle Member, LLC (the “CO Property SPE Agreement”) whereby if the Company’s operating partnership acquires at least 99% of the membership interests of the CO Property SPE (previously the CO Property SPE Agreement stated 95% of the membership interests of the CO Property SPE were required), the Company will replace the Guarantor with respect to the guaranty and the Company’s operating partnership will become the managing member of the CO Property SPE. Corresponding modifications also were made by the parties to the CO Loan.

RODIN GLOBAL PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Daimler Trucks North America Office Building – Fort Mill, South Carolina

As described in Note 3, the Company, through its Operating Partnership, acquired, together with a subsidiary of CFI, the FM Property on February 1, 2018.

Based on the Company’s consolidation analysis, the FM Property SPE was accounted for as an equity method investment in accordance with ASC 323 from the date of acquisition through August 9, 2018, the date on which the Operating Partnership exceeded 95% ownership of the FM Property SPE. Accordingly, per the FM Property SPE operating agreement, on August 9, 2018, the Company replaced the Guarantor of the FM Loan (as defined in Note 7 below) with respect to the guarantee, and the Operating Partnership became the managing member of the FM Property SPE. The Company’s consolidation analysis was performed in accordance with ASC 810 as described in the “Variable Interest Entities” section of Note 2.

Accordingly, the Company’s results of operations include income from investment in real-estate related assets from the FM Property SPE for the period February 1, 2018 through August 9, 2018, as the FM property SPE was accounted for under the equity method during such time. For the period August 10, 2018 through September 30, 2018, the results of operations related to the FM Property SPE have been consolidated into the Company’s financial statements; see Note 3 for further information.

The results of operations for the Company’s investments in real estate-related assets for the three and nine months ended September 30, 2018 and September 30, 2017 are summarized below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
DST Properties	2018	2017	2018	2017
Revenues	$580,938	$580,938	$1,742,812	$1,742,812
Operating expenses	(210,403)	(212,530)	(631,621)	(637,150)
Other expenses, net	(264,041)	(264,041)	(783,513)	(783,513)
Net income (loss)	$106,494	$104,367	$327,678	$322,149

Net income (loss) attributable to the Company(1)	$106,494	$—	$316,629	$—

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
FM Property	2018	2017	2018	2017
Revenues	$888,689	$—	$2,433,983	$—
Operating expenses	(622,134)	—	(1,638,785)	—
Other expenses, net	(237,899)	—	(625,778)	—
Net income (loss)	$28,656	$—	$169,420	$—

Net income (loss) attributable to the Company(1)	$14,697	$—	$117,577	$—

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
CO Property	2018	2017	2018	2017
Revenues	$609,007	$—	$609,007	$—
Operating expenses	(302,383)	—	(302,383)	—
Other expenses, net	(225,996)	—	(225,996)	—
Net income (loss)	$80,628	$—	$80,628	$—

Net income (loss) attributable to the Company(1)	$79,741	$—	$79,741	$—
Note:	(1) Represents the Company’s allocable share of net income (loss) based on the Company’s ownership interest in the underlying investment in real estate-related assets.

RODIN GLOBAL PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 7 – Loans Payable

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

On February 1, 2018, in connection with the purchase of the FM Property (refer to Note 3), the FM Property SPE entered into a loan agreement with UBS AG with an outstanding principal amount of $21,000,000, (the “FM Loan”). The FM Loan provides for monthly interest payments and bears interest at an initial fixed rate of 4.4329% per annum through the anticipated repayment date, February 6, 2028, and thereafter at revised rate of 3.0% per annum plus the greater of the initial interest rate or the 10 year swap yield as of the first business day after the FM Anticipated Repayment Date.

As of September 30, 2018 and December 31, 2017, the Company’s Loans payable balance on the consolidated balance sheets totals $25,238,008 and $4,421,926, net of deferred financing costs, respectively. As of September 30, 2018 and December 31, 2017, deferred financing costs totaled $261,992 and $78,074, net of accumulated amortization of $22,240 and $3,862, respectively which has been accounted for within Interest expense on the consolidated statements of operations. As of September 30, 2018, the Company’s consolidated financial statements include the FM Property SPE; see Note 3 for further information.

Information on the Company’s Loans payable as of September 30, 2018 and December 31, 2017 is as follows:

Description	September 30, 2018			December 31, 2017
	GR Property	FM Property	Total	GR Property / Total
Principal amount of loans	$4,500,000	$21,000,000	$25,500,000	$4,500,000
Less: Deferred financing costs, net of accumulated amortization of $22,240 and $3,862, respectively	(71,927)	(190,065)	(261,992)	(78,074)
Loans payable, net of deferred financing costs	$4,428,073	$20,809,935	$25,238,008	$4,421,926

For the nine months ended September 30, 2018 and nine months ended September 30, 2017, the Company incurred $274,596 and $42,091, respectively, of interest expense, and for the three months ended September 30, 2018 and for the three months ended September 30, 2017 the Company incurred $181,689 and $42,091, respectively, of interest expense, which is included within Interest expense on the consolidated statements of operations. As of September 30, 2018, $61,983 was unpaid and is recorded as accrued interest payable on the Company’s consolidated balance sheet. All of the unpaid interest expense accrued as of September 30, 2018 was paid during October 2018.

The following table presents the future principal payment due under the Company’s Loan agreements as of September 30, 2018:

Year	Amount
2018 (remaining)	$—
2019	—
2020	—
2021	—
2022	—
Thereafter	25,500,000
Total	$25,500,000

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

RODIN GLOBAL PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company determines its net asset value as of the end of each quarter. Net Asset Value (“NAV”), as defined, is calculated consistent with the procedures set forth in the Company’s prospectus and excludes any O&O costs, with such costs to be reflected in the Company’s NAV to the extent the Company reimburses the Advisor for these costs. As of September 30, 2018, the per share purchase price for shares of common stock in the Primary Offering was $26.57 per Class A share, $25.74 per Class T share, and $25.24 per Class I share. The price for each class of shares of common stock in the Company’s DRP was $25.24. The Company’s board of directors adjusts the offering prices of each class of shares such that the purchase price per share for each class equals the NAV per share as of the most recent valuation date, as determined on a quarterly basis, plus applicable upfront selling commissions and dealer manager fees, less applicable support from CFI of a portion of selling commissions and dealer manager fees (as described below).

The Company’s shares of common stock consist of Class A shares, Class T shares and Class I shares, all of which are collectively referred to herein as shares of common stock. As of September 30, 2018, the Company’s total number of authorized common shares was 400,000,000, consisting of 160,000,000 of Class A authorized common shares, 200,000,000 of Class T authorized common shares and 40,000,000 of Class I authorized common shares. The Company has the right to reallocate the shares of common stock offered between the Company’s Primary Offering and the Company’s DRP. The Class A shares, Class T shares and Class I shares have identical rights and privileges, including identical voting rights, but have different upfront selling commissions and dealer manager fees and the Class T shares have an ongoing distribution fee. The per share amount of distributions on Class T shares is lower than the per share amount of distributions on Class A shares and Class I shares because of the on-going distribution fee that is payable with respect to Class T shares sold in the Primary Offering.

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

As of September 30, 2018, the Company had sold 2,819,831 shares of its common stock (consisting of 1,739,341 Class A shares, 753,596 Class T shares and 326,894 Class I shares) in the Offering for aggregate net proceeds of $69,536,997. As of December 31, 2017, the Company had sold 862,724 shares of its common stock (consisting of 470,776 Class A shares, 225,652 Class T shares and 166,296 Class I shares) in the Offering for aggregate net proceeds of $21,170,478.

RODIN GLOBAL PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Distributions

The Company’s board of directors has authorized, and the Company has declared, distributions through February 14, 2019, in an amount equal to $0.004253787 per day per share of Class A common stock, Class I common stock and Class T common stock, less, for holders of the shares of Class T common stock, the distribution fees that are payable with respect to shares of Class T common stock. The distributions are payable by the 5th business day following each month end to stockholders of record at the close of business each day during the prior month.

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

As of September 30, 2018 and December 31, 2017, the Company has declared distributions of $2,304,268 and $318,139, respectively, of which $333,014 and $101,174, respectively, was payable and has been recorded as distribution payable on the accompanying consolidated balance sheets. All of the unpaid distributions as of September 30, 2018 and December 31, 2017 were paid during October 2018 and January 2018, respectively. As of September 30, 2018 and December 31, 2017, distributions reinvested pursuant to the Company’s DRP are $670,030 and $55,580, respectively.

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

As of September 30, 2018, the Company received one eligible redemption request for $27,622, which was redeemed in October 2018.

Non-controlling Interest

The Special Unit Holder has invested $1,000 in the Operating Partnership and has been issued a special class of limited partnership units as part of the overall consideration for the services to be provided by the advisor. This investment has been recorded as non-controlling interest on the consolidated balance sheets as of September 30, 2018 and December 31, 2017, respectively.

RODIN GLOBAL PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 9 – Related Party Transactions

DST Interests

During the nine months ended September 30, 2018, the Company, through its operating partnership, acquired an additional 3,868 of the Interests in the DST, a Delaware statutory trust, which is controlled and managed by CFI, for a purchase price of $3,867,646. As of September 30, 2018, the Company’s interest in the DST was 100%. The Company continues to account for its investment in the DST under the equity method of accounting, as described in “Note 6—Investment in Real Estate-Related Assets”.

FM Property Interests

Subsequent to the initial acquisition, and during the nine months ended September 30, 2018, the Company, through its operating partnership, acquired additional membership interests in the FM Property SPE from CFI totaling $10,605,551. As of September 30, 2018, the Company’s interest in the FM Property SPE was 100%. As of September 30, 2018, the Company’s consolidated financial statements include the FM Property SPE; see Note 3 for further information.

CO Property Interests

Subsequent to the date of initial acquisition, and during the nine months ended September 30, 2018, the Company, through its operating partnership, purchased additional membership interests in the CO Property SPE from CFI totaling $6,666,846. As of September 30, 2018, the Company’s ownership interest in the CO Property SPE was 98.90%. The Company accounts for its investment in the CO Property under the equity method of accounting, as described in “Note 6—Investment in Real Estate-Related Assets”.

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

Organization and Offering Expenses. The Company will reimburse the Advisor and its affiliates for O&O Costs it incurs on the Company’s behalf but only to the extent that the reimbursement does not cause the selling commissions, the dealer manager fee and the other O&O Costs borne by the Company to exceed 15.0% of gross offering proceeds of the Offering as of the date of the reimbursement. If the Company raises the maximum offering amount in the Primary Offering and under the DRP, the Company estimates O&O Costs (other than upfront selling commissions, dealer manager fees and distribution fees), in the aggregate, to be 1% of gross offering proceeds of the Offering. These O&O Costs include all costs (other than upfront selling commissions, dealer manager fees and distribution fees) to be paid by the Company in connection with the initial set up of the organization of the Company as well as the Offering, including legal, accounting, printing, mailing and filing fees, charges of the transfer agent, charges of the Advisor for administrative services related to the issuance of shares in the Offering, reimbursement of bona fide due diligence expenses of broker-dealers, and reimbursement of the Advisor for costs in connection with preparing supplemental sales materials.

The Advisor has agreed to pay for all of the O&O Costs on the Company’s behalf (other than selling commissions, dealer manager fees and distribution fees) through the Escrow Break Anniversary. After the Escrow Break Anniversary, the Advisor, in its sole discretion, may pay some or all of the additional O&O Costs incurred. To the extent the Advisor pays such additional O&O Costs, the Company is obligated to reimburse the Advisor subject to the 1% Cap. Following the Escrow Break Anniversary, the Company began reimbursing the Advisor for such costs on a monthly basis, which will continue through May 21, 2021; provided that the Company will not be obligated to reimburse any amounts that as a result of such payment would cause the aggregate payments for O&O Costs paid to the Advisor to exceed the 1% Cap as of such reimbursement date. As of September 30, 2018 and December 31, 2017, the Advisor had incurred $6,607,896 and $4,549,304, respectively, of O&O Costs (other than upfront selling commissions, dealer manager fees and distribution fees) on behalf of the Company. The amount of the Company’s obligation is limited to the 1% Cap, which, at September 30, 2018 and December 31, 2017, is $649,037 and $223,014, respectively, and is included within Due to related parties in the accompanying consolidated balance sheets. As of September 30, 2018 and December 31, 2017, organizational costs of $10,629 and $4,188 were expensed and offering costs of $716,255 and $218,826 were charged to stockholders’ equity. As of September 30, 2018 and December 31, 2017, the Company has made reimbursement payments of $77,847 and $0, respectively, to the Advisor for O&O Costs incurred. As of September 30, 2018, the Advisor has continued to pay all O&O costs on behalf of the Company.

RODIN GLOBAL PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Acquisition Expenses. The Company currently does not intend to pay the Advisor any acquisition fees in connection with making investments. The Company will, however, provide reimbursement of customary acquisition expenses (including expenses relating to potential investments that the Company does not close), such as legal fees and expenses (including fees of in-house counsel of affiliates and other affiliated service providers that provide resources to the Company), costs of due diligence (including, as necessary, updated appraisals, surveys and environmental site assessments), travel and communication expenses, accounting fees and expenses and other closing costs and miscellaneous expenses relating to the acquisition or origination of the Company’s investments. While most of the acquisition expenses are expected to be paid to third parties, a portion of the out-of-pocket acquisition expenses may be paid or reimbursed to the Advisor or its affiliates. The Advisor has not incurred any reimbursable acquisition expenses on behalf of the Company as of September 30, 2018.

Distribution Fees. Distribution fees are payable to the Dealer Manager with respect to the Company’s Class T shares only, all or a portion of which may be re-allowed by the Dealer Manager to participating broker-dealers. The distribution fees accrue daily and are calculated on outstanding Class T shares issued in the Primary Offering in an amount equal to 1.0% per annum of (i) the gross offering price per Class T share in the Primary Offering, or (ii) if the Company is no longer offering shares in a public offering, the most recently published per share NAV of Class T shares. The distribution fee will be payable monthly in arrears and will be paid on a continuous basis from year to year. During the nine months ended September 30, 2018 and September 30, 2017, the Company paid distribution fees of $79,711 and $544, respectively. As of September 30, 2018 and December 31, 2017, the Company has incurred a liability of $669,965 and $220,437, respectively, which is included within Due to related parties on the consolidated balance sheets, $15,182 and $4,396, respectively, of which was due as of September 30, 2018 and December 31, 2017 and paid during the three months ended December 31, 2018 and the three months ended March 31, 2018, respectively.

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

Asset Management Fees. Asset management fees are due to the Advisor and consist of monthly fees equal to one-twelfth of 1.25% of the cost of the Company’s investments at the end of each month. In the case of investments made through joint ventures, the asset management fee will be determined based on the Company’s proportionate share of the underlying investment. For the three and nine months ended September 30, 2018, the Company incurred asset management fees of $351,433 and $604,220, respectively. The asset management fee related to the first quarter of 2018 of $173,870 was waived by the Advisor. There can be no assurance that the Advisor will waive the asset management fee or any other fees or expenses in periods subsequent to March 31, 2018. The asset management fee related to the month of September 2018 of $137,366 is unpaid as of September 30, 2018 and has been included within due to related parties on the consolidated balance sheet. There were $30,101 of asset management fees incurred during the three and nine months ended September 30, 2017.

Other Operating Expenses. The Company and the Advisor entered into an amended and restated Advisory Agreement (the “Advisory Agreement”). Effective April 1, 2018, the Advisory Agreement (i) includes limitations with regards to the incurrence of and additional limitations on reimbursements of operating expenses and (ii) clarifies the reimbursement and expense timing and procedures, including potential reimbursement of unreimbursed operating expenses.

RODIN GLOBAL PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Pursuant to the terms of the Advisory Agreement between the Company and the Advisor, the Company is obligated to reimburse the Advisor for certain operating expenses. Beginning in the fourth quarter of 2018, the Company will be subject to the limitation that it generally may not reimburse the Advisor for any amounts by which the total operating expenses at the end of the four preceding fiscal quarters exceeds the greater of (i) 2.0% of average invested assets (as defined in the Advisory Agreement) and (ii) 25.0% of net income other than any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of investments for that period (the “2%/25% Guidelines”). If the Company’s independent directors determine that all or a portion of such amounts in excess of the limitation are justified based on certain factors, the Company may reimburse amounts in excess of the limitation to the Advisor. In addition, beginning in the fourth quarter of 2018, the Company may request any operating expenses that were previously reimbursed to the Advisor in prior or future periods in excess of the limitation to be remitted back to the Company. As of September 30, 2018, the Company has accrued but not reimbursed any of the $2,796,715 in operating expenses pursuant to the Advisory Agreement, which represents the current operating expense reimbursement obligation to the Advisor.

The Advisory Agreement provides that, subject to other limitations on the incurrence and reimbursement of operating expenses contained in the Advisory Agreement, operating expenses which have been incurred and paid by the Advisor will not become an obligation of the Company unless the Advisor has invoiced the Company for reimbursement, which will occur in a quarterly statement and accrued for in the respective period. The Advisor will not invoice the Company for any reimbursement if the impact of such would result in the Company’s incurrence of an obligation in an amount that would result in the Company’s net asset value per share for any class of shares to be less than $25.00. The Company may, however, incur and record an obligation to reimburse the Advisor, even if it would result in the Company’s net asset value per share for any class of shares for such quarter to be less than $25.00, if the Company’s board of directors determines that the reasons for the decrease of the Company’s net asset value per share below $25.00 were unrelated to the Company’s obligation to reimburse the Advisor for operating expenses.

In addition, the Advisory Agreement provides that all or a portion of the operating expenses, which have not been previously paid by the Company or invoiced by the Advisor may be in the sole discretion of the Advisor: (i) waived by the Advisor, (ii) reimbursed to the Advisor in any subsequent quarter or (iii) reimbursed to the Advisor in connection with a liquidity event or termination of the Advisory Agreement, provided that the Company has fully invested the proceeds from its initial public offering and the stockholders have received, or are deemed to have received, in the aggregate, cumulative distributions equal to their invested capital plus a 6.0% cumulative, non-compounded annual pre-tax return on their invested capital. Any reimbursement of operating expenses remains subject to the limitations described above and the limitations and the approval requirements relating to the 2%/25% Guidelines.

For the nine months ended September 30, 2018 and for the nine months ended September 30, 2017, the Company has incurred operating expenses reimbursable to its Advisor of $937,282 and $813,819, respectively. These expenses are included within General and administrative expenses on the accompanying consolidated statement of operations. For the three months ended September 30, 2018 and for the three months ended September 30, 2017, the Company has incurred operating expenses reimbursable to its Advisor of $0 and $813,819, respectively.

Reimbursable operating expenses include personnel and related employment costs incurred by the Advisor or its Affiliates in performing the services described in the Advisory Agreement, including but not limited to reasonable salaries and wages, benefits and overhead of all employees directly involved in the performance of such services. The Company is not obligated to reimburse the Advisor for costs of such employees of the Advisor or its affiliates to the extent that such employees (A) perform services for which the Advisor receives acquisition fees or disposition fees or (B) serve as executive officers of the Company. At September 30, 2018, all of these expenses remain unpaid and are included within Due to related parties on the consolidated balance sheet.

As of September 30, 2018, the total amount of unreimbursed operating expenses was $4,036,045. This includes operating expenses incurred by the Advisor on the Company’s behalf which have not been invoiced to the Company and also amounts invoiced to the Company by the Advisor but not yet reimbursed (“Unreimbursed Operating Expenses”). The amount of operating expenses incurred by the Advisor during the three and nine months ended September 30, 2018 which were not invoiced to the Company amounted to $552,474 and $1,239,330, respectively.

RODIN GLOBAL PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Property Management and Oversight Fees. If the Advisor or an affiliate is a property manager with respect to a particular property, the Company will pay property management fees of 1.5% of gross revenues received for management of the Company’s properties located in the U.S. and 2.0% of gross revenues received for management of the Company’s properties located outside of the U.S. For services in overseeing property management services provided by any person or entity that is not an affiliate of the Advisor, the Company will pay the Advisor or an affiliate an oversight fee equal to 1.0% of the gross revenues of the property managed. Neither the Advisor nor its affiliates will be paid an oversight fee if the Company contracts with a third party to provide property management services for fees greater than (i) 1.5% of gross revenues received for management of the Company’s properties located in the U.S. or (ii) 2.0% of gross revenues received for management of the Company’s properties located outside of the U.S. For the three and nine months ended September 30, 2018, the Company incurred property management fees of $7,031 and $8,906, respectively. The property management fee related to the first quarter of 2018 of $1,875 was waived by the Advisor. There can be no assurance the Advisor will waive the property management fee or any other fees or expenses in periods subsequent to March 31, 2018. The property management fees incurred during the month of September of 2018 of $3,641 was unpaid as of September 30, 2018 and has been included within due to related parties on the consolidated balance sheet. There were $1,673 of property management fees incurred during the three and nine months ended September 30, 2017. As of September 30, 2018, the Company’s consolidated financial statements include the FM Property SPE; see Note 3 for further information.

Leasing Commissions. If the Advisor or an affiliate is the Company’s primary leasing agent, then the Company will pay customary leasing fees in amount that is usual and customary in that geographic area for that type of property. As of September 30, 2018 and December 31, 2017, no such amounts have been incurred by the Company.

Refinancing Coordination Fee. If the Advisor provides services in connection with the refinancing of any debt that the Company obtains and uses to finance properties or other permitted investments, or refinancing of any debt that is assumed, directly or indirectly, in connection with the acquisition of properties or other permitted investments, the Company will pay the Advisor a refinancing coordination fee equal to 0.75% of the amount available or outstanding under such refinancing or assumed debt. Refinancing shall also include restructuring, workouts or other recapitalization of any debt. As of September 30, 2018 and December 31, 2017, no such amounts have been incurred by the Company.

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

The Company will not pay a disposition fee upon the maturity, prepayment, workout, modification or extension of a debt investment unless there is a corresponding fee paid by the borrower, in which case the disposition fee will be the lesser of: (i) 1.0% of the principal amount of the debt prior to such transaction; or (ii) the amount of the fee paid by the borrower in connection with such transaction. As of September 30, 2018 and December 31, 2017, no such amounts have been incurred by the Company.

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

RODIN GLOBAL PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of September 30, 2018, the likelihood, probability and timing of each of the possible occurrences or events listed in the preceding sentences (i) and (ii) in the above paragraph are individually and collectively uncertain. Additionally, whether or not the Company will have fully invested the proceeds from the Offering and also whether the Company’s stockholders will have received, or are deemed to have received, in the aggregate, cumulative distributions equal to their invested capital plus a 6% cumulative, non-compound annual pre-tax return on such invested capital at the time of any such occurrence or event is also uncertain. As of September 30, 2018 and December 31, 2017, CFI has paid Sponsor Support totaling $2,553,406 and $708,833, respectively, which will be subject to reimbursement by the Company to CFI in the event of these highly conditional circumstances. The following summarizes these fees:

Selling Commissions. Selling commissions payable to the Dealer Manager consist of (i) up to 1.0% of gross offering proceeds paid by CFI for Class A shares and Class T shares and (ii) up to 5.0% and 2.0% of gross offering proceeds from the sale of Class A shares and Class T shares, respectively, in the Primary Offering. All or a portion of such selling commissions may be re-allowed to participating broker-dealers. No selling commissions will be payable with respect to Class I shares. For the nine months ended September 30, 2018 and September 30, 2017, the Company incurred $2,109,831 and $278,310 of selling commissions, respectively, which is included within Additional paid-in capital on the consolidated balance sheet. At September 30, 2018 and September 30, 2017, $602,832 and $56,240 of Sponsor Support, respectively, has been recorded and $589,883 and $42,656, respectively, has been reimbursed by CFI. During the fourth quarter of 2018, the Company received the remaining Sponsor Support payment due of $12,949 related to the nine months ended September 30, 2018.

Dealer Manager Fees. Dealer manager fees payable to the Dealer Manager consist of up to 3.0% of gross offering proceeds from the sale of Class A shares and Class T shares sold in the Primary Offering and up to 1.5% of gross offering proceeds from the sale of Class I shares sold in the Primary Offering, all of which will be paid by CFI. A portion of such dealer manager fees may be re-allowed to participating broker-dealers as a marketing fee. For the nine months ended September 30, 2018 and September 30, 2017, the Company recorded $1,427,817 and $168,721 of dealer manager fees, respectively, which is included within Additional paid-in capital on the consolidated balance sheet. All of the Sponsor Support related to dealer manager fees has been recorded and $1,419,443 and $155,699, respectively, has been reimbursed by CFI as of September 30, 2018 and September 30, 2017. During the fourth quarter of 2018, the Company received the remaining Sponsor Support payment due of $8,374 related to the nine months ended September 30, 2018 as it relates to dealer manager fees.

RODIN GLOBAL PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the above mentioned fees and expenses incurred by the Company for nine months ended September 30, 2018:

		Due to related parties as of	Nine months ended September 30, 2018		Due to related parties as of
Type of Fee or Reimbursement	Financial Statement Location	December 31, 2017	Incurred	Paid	September 30, 2018
Management Fees
Asset management fees(1)	Management fees	$34,092	$604,220	$500,946	$137,366
Property management and oversight fees(1)	Management fees	3,548	8,906	8,813	3,641
Organization, Offering and Operating Expense Reimbursements
Operating expenses(2)	General and administrative expenses	1,859,433	937,282	—	2,796,715
Organization expenses	General and administrative expenses	4,188	6,441	1,156	9,473
Offering costs	Additional paid-in capital	218,826	497,429	76,691	639,564
Commissions and Fees
Selling commissions and dealer manager fees, net	Additional paid-in capital	—	3,537,648	3,537,648	—
Distribution fees	Additional paid-in capital	220,437	529,239	79,711	669,965
Total		$2,340,524	$6,121,165	$4,204,965	$4,256,724
Note:

(1) This table reflects the waiver of asset management fees and property management fees by the Advisor for the three month period ended March 31, 2018. There can be no assurance that the Advisor will waive the asset management fee, the property management fee or any other fees or expenses in periods subsequent to March 31, 2018.

(2) As of September 30, 2018, the Advisor has incurred, on behalf of the Company, a total of $4,036,045 in Unreimbursed Operating Expenses, including a total of $552,474 and $1,239,330 for the three and nine months ended September 30, 2018, respectively, for which the Advisor has not invoiced the Company for reimbursement. The total amount of Unreimbursed Operating Expenses may, in future periods, be subject to reimbursement by the Company pursuant to the terms of the Advisory Agreement.

Investment by CFI

CFI initially invested $200,001 in the Company through the purchase of 8,180 Class A shares at $24.45 per share. CFI may not sell any of these shares during the period it serves as the Company’s sponsor. Neither the Advisor nor CFI currently has any options or warrants to acquire any of the Company’s shares. CFI has agreed to abstain from voting any shares it acquires in any vote for the election of directors or any vote regarding the approval or termination of any contract with CFI or any of its affiliates.

In the event the Advisory Agreement is terminated, the shares owned by CFI would not be automatically redeemed. CFI would, however, be able to participate in the share repurchase program, subject to all of the restrictions of the share repurchase program applicable to all other common stockholders.

RODIN GLOBAL PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of September 30, 2018, CFI has invested $4,389,825 in the Company through the purchase of 175,673 shares (8,180 Class A shares for an aggregate purchase price of $200,001 and 167,493 Class I shares for an aggregate purchase price of $4,189,824). 29,493 of the Class I shares were purchased by CFI pursuant to the distribution support agreement, which provides that in certain circumstances where the Company’s cash distributions exceed the Company’s modified funds from operations, CFI will purchase up to $5.0 million of Class I shares (including the $2.0 million of shares purchased in order to satisfy the minimum offering) at the then current offering price per Class I share net of dealer manager fees to provide additional cash to support distributions to the Company’s stockholders.

Sponsor Support

Our sponsor, CFI, is a Delaware limited liability company and an affiliate of CFLP. CFI will pay a portion of selling commissions and all of the dealer manager fees, up to a total of 4.0% of gross offering proceeds from the sale of Class A shares and Class T shares, as well as 1.5% of gross offering proceeds from the sale of Class I shares, incurred in connection with the Offering. The Company will reimburse such expenses (i) immediately prior to or upon the occurrence of a liquidity event, including (A) the listing of the Company’s common stock on a national securities exchange or (B) a merger, consolidation or a sale of substantially all of the Company’s assets or any similar transaction or any transaction pursuant to which a majority of the Company’s board of directors then in office are replaced or removed, or (ii) upon the termination of the Advisory Agreement by us or by the advisor. In each such case, we only will reimburse CFI after the Company has fully invested the proceeds from the Offering and the Company’s stockholders have received, or are deemed to have received, in the aggregate, cumulative distributions equal to their invested capital plus a 6.0% cumulative, non-compounded annual pre-tax return on such invested capital. As of September 30, 2018, CFI has paid Sponsor Support totaling $2,553,406.

Note 10 - Variable Interest Entities

As of September 30, 2018 and December 31, 2017, certain VIE’s have been identified in which the Company has determined itself not to be the primary beneficiary, as CFI manages and controls the VIE’s. Therefore, the Company has not consolidated such VIE’s. The Company’s maximum exposure to loss from its interests in unconsolidated VIE’s as of September 30, 2018 was $33,842,987, related to its investments in real estate-related assets, namely, the DST and the CO Property SPE. The Company’s maximum exposure to loss from its interests in unconsolidated VIE’s as of December 31, 2017 was $9,932,438, related to its investments in real estate-related assets, namely, the DST and the FM Property SPE.

In connection with the acquisition of the FM Property in February 2018, the Company identified the FM Property SPE as a VIE, and, as the Company was not the primary beneficiary at such time, accounted for the acquisition using the equity method of accounting. On August 9, 2018, the Company became the primary beneficiary and consolidated the FM Property SPE.

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

Note 12 – Commitments and Contingencies

As of September 30, 2018 and December 31, 2017, the Company was not subject to litigation nor was the Company aware of any material litigation pending against it.

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

RODIN GLOBAL PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The following describes the methods the Company uses to estimate the fair value of the Company’s financial assets and liabilities:

Loans payable — The fair value is estimated by discounting the expected cash flows based on estimated borrowing rates available to the Company as of the measurement date. The current period liabilities’ carrying and fair values exclude net deferred financing costs. These financial instruments are valued using Level 2 inputs. As of September 30, 2018 and December 31, 2017, the estimated fair value of the Company’s loans payable was $24,821,832 and $4,525,211, respectively (excluding deferred financing costs). The Company has not elected the fair value option, and as such has accounted for its debt using the amortized cost method. As of September 30, 2018, the Company’s consolidated financial statements include the FM Property SPE; see Note 3 for further information.

Other financial instruments — The Company considers the carrying values of its Cash and cash equivalents, Stock subscriptions receivable, Deferred rent receivable, Prepaid expenses and other assets, Due from related parties, Accounts payable and accrued expenses, Restricted reserves, Due to related parties and Distributions payable to approximate their fair values because of the short period of time between their origination and their expected realization as well as their highly-liquid nature. Due to the short-term maturities of these instruments, Level 1 inputs are utilized to estimate the fair value of these financial instruments.

Note 14 – Subsequent Events

651 E. Corporate Drive, LLC

On November 7, 2018, the Company, through an indirect subsidiary, acquired a flex industrial property located in Lewisville, Texas (the “Lewisville Property”) at a contract purchase price of $14,120,000, exclusive of closing costs. The fee simple interest in the Lewisville Property is held by a single purpose limited liability company (the “Lewisville Property SPE”), which is a wholly owned subsidiary of the Company’s operating partnership. The Lewisville Property was acquired without leverage from a third party seller not affiliated with the Company.

The Lewisville Property is 100% leased to HOYA Optical Labs of America, Inc., a subsidiary of HOYA Corporation, which serves as the guarantor of the lease. The lease is net whereby the tenant is responsible for operating expenses, real estate taxes, insurance, repairs, maintenance and capital expenditures (excluding roof and structure), in addition to its obligation to pay base rent.

Status of the Offering

As of November 13, 2018, the Company had sold an aggregate of 1,951,769 shares of its common stock (consisting of 1,951,769 Class A shares, 869,355 Class T shares, and 338,535 Class I shares) in the Offering resulting in net proceeds of $77,997,672 to the Company as payment for such shares.

RODIN GLOBAL PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Distributions

On November 12, 2018, the Company’s board of directors authorized, and the Company declared, distributions for the period from November 15, 2018 to February 14, 2019, in an amount equal to $0.004253787 per day (or approximately $1.55 on an annual basis) per share of Class A common stock, Class I common stock and Class T common stock, less, for holders of the shares of Class T common stock, the distribution fees that are payable with respect to shares of Class T common stock. The distributions are payable by the 5th business day following each month end to stockholders of record at the close of business each day during the prior month.

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
•

information technology risks, including capacity constraints, failures, or disruptions in the Company’s systems or those of parties with which we interact, including cybersecurity risks and incidents, privacy risk and exposure to potential liability and regulatory focus;

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

On February 2, 2016, the Company was capitalized with a $200,001 investment by CFI. The Company has registered with the SEC an offering of up to $1.25 billion in shares of common stock, consisting of up to $1.0 billion in shares in the Company’s primary offering (“Primary Offering”) and up to $250 million in shares pursuant to its distribution reinvestment plan (the “DRP”, and together with the Primary Offering, the “Offering”). The Company’s Registration Statement was declared effective by the SEC on March 23, 2017. On May 18, 2017, the Company satisfied the minimum offering requirement as a result of the purchase of $2.0 million in Class I shares by CFI (the “Minimum Offering Requirement”). As of November 13, 2018, the Company had sold 1,927,353 Class A shares, 858,986 Class T shares, and 336,784 Class I shares of common stock in the Primary Offering, as well as 24,416 Class A shares, 10,369 Class T shares, and 1,751 Class I shares in the DRP for aggregate net proceeds of $77,997,672.

The Company determines its net asset value as of the end of each quarter. Net Asset Value (“NAV”), as defined, is calculated consistent with the procedures set forth in the Company’s prospectus and excludes any O&O costs, with such costs to be reflected in the Company’s NAV to the extent the Company reimburses the Advisor for these costs. The board of directors adjusts the offering prices of each class of shares such that the purchase price per share for each class equals the NAV per share as of the most recent valuation date, as determined on a quarterly basis, plus applicable upfront selling commissions and dealer manager fees, less the portion of selling commissions and all of the dealer manager fees paid by CFI (“Sponsor Support”), up to a total of 4.0% of gross offering proceeds from the sale of Class A shares and Class T shares, and up to a total of 1.5% of gross offering proceeds from the sale of Class I shares, incurred in connection with the Offering. The Company intends to publish any adjustment to the NAV and the corresponding adjustments to the offering prices of its shares ordinarily within 45 days after the end of the applicable fiscal quarter. As of September 30, 2018, the Company’s NAV was $25.05 per Class A share, $25.03 per Class T share and $25.05 per Class I share. Accordingly, effective November 21, 2018, the new offering price was $26.37 per Class A share, $25.54 per Class T share and $25.05 per Class I share. For further discussion of the Company’s NAV calculation, please see “—Net Asset Value”.

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

As of September 30, 2018, the Company owned the following investments:

•	One property located in Grand Rapids, Michigan (the “GR Property”).
•	An office building located in Fort Mill, South Carolina (the “FM Property”).
•

An interest in CF Net Lease Portfolio IV DST, a Delaware Statutory Trust (“DST”), which owns seven properties (individually a “DST Property” and collectively the “DST Properties”) through an investment in real estate-related assets controlled and managed by CFI.

•	An interest in an office building located in Columbus, Ohio (the “CO Property”) through an investment in real estate-related assets controlled and managed by CFI.

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

Operating Highlights

Third Quarter of 2018 Activity

•	Purchased interests totaling $1.0 million in the FM Property SPE.
•	Purchased interests totaling $21.2 million in the CO Property SPE.
•	Issued approximately 606,291 shares of common stock in the Offering for gross proceeds of approximately $15.8 million.

Portfolio Information

GR Property

As of September 30, 2018, the Company owned the GR Property, located at 3596 Alpine Avenue, Grand Rapids, Michigan, through a wholly owned subsidiary of its Operating Partnership.

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

FM Property

On February 1, 2018, the Company, through its Operating Partnership, acquired, together with a subsidiary of CFI, the FM Property, at an acquisition purchase price of $40,030,472. The fee simple interest in the FM Property is held by a single purpose limited liability company (the “FM Property SPE”). The FM Property was acquired from LIC Charlotte Office Building, Inc. (the “FM Seller”). The FM Seller is a third party and not affiliated with the Company or CFI.

The Company funded its pro rata portion of the purchase price (approximately $8.5 million) and acquisition expenses with cash from the Offering. The FM Property SPE acquired the FM Property with the proceeds of contributions from its members and a loan from UBS AG.

Subsequent to the date of initial acquisition, the Company purchased additional membership interests in the FM Property SPE from CFI totaling $10,605,551 during the nine months ended September 30, 2018. As of September 30, 2018, the Company’s ownership interest in the FM Property SPE was 100%.

Lease

The FM Property is 100% leased to Daimler. The lease is net whereby the tenant is responsible for operating expenses, real estate taxes, insurance, repairs, maintenance and capital expenditures (excluding roof, structure and certain HVAC items), in addition to base rent.

The following table provides certain information about the FM Property relating to the lease commencement and termination dates, rentable square feet, annualized rental income, rental escalations and tenant termination options.

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

During the nine months ended September 30, 2018, the Company, through its operating partnership, purchased 3,868 additional beneficial interests in the DST from a subsidiary owned by CFI totaling $3,867,646. As of September 30, 2018, the Company owned 100% of the interest in the DST.

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

Alliance Data Systems Office Building – Columbus, Ohio

On July 31, 2018, the Company, through its operating partnership, acquired, together with a subsidiary of CFI, the CO Property at a contract purchase price of $46,950,000, exclusive of closing costs. At closing, the Company owned interest totaling approximately 67%. The fee simple interest in the CO Property is held by a single purpose limited liability company (the “CO Property SPE”). The CO Property was acquired from ADS Place Phase III, LLC (the “CO Property Seller”). The CO Property Seller is a third party and not affiliated with the Company or CFI.

The Company funded its portion of the purchase price with cash from its ongoing initial public offering. The CO Property was acquired with the proceeds of contributions from the CO Property SPE’s members and a loan from Cantor Commercial Real Estate Lending, L.P. (“CCRE”) as described below.

Subsequent to the date of initial acquisition, the Company purchased additional membership interests in the CO Property SPE from CFI totaling $6,666,846 during the nine months ended September 30, 2018. As of September 30, 2018, the Company’s ownership interest in the CO Property SPE was 98.90%, and CFI’s interest was 1.10%.

CO Property

The CO Property is 100% leased to Comenity Servicing LLC, a subsidiary of Alliance Data Systems Corporation, which serves as the guarantor of the lease. The lease is net whereby the tenant is responsible for operating expenses, real estate taxes, insurance, utilities, repairs, maintenance and capital expenditures, in addition to its obligation to pay base rent.

The CO Property is currently managed by a subsidiary of CFI, pursuant to a property management agreement.

The following table provides certain information about the CO Property:

Rent Commencement Date(1)	Lease Expiration Date	Rentable Square Feet	Year One Rent(2)	Rental Escalations	Tenant Renewal Options	Purchase Price
September 13, 2017	September 13, 2032	241,493	$3,104,701	1.07% annual rent escalations	One 10 year renewal option	$46,950,000
Note:

(1) Represents the commencement date of the original lease on the CO Property with its previous owner. The Company acquired the CO Property on July 31, 2018, and as such began earning rent from the CO Property at such time.

(2) Represents the year one rent for the CO Property commencing at the start date (September 13, 2017) of the original lease on the CO Property with its previous owner. The year one rent of $3,396,556 to be earned by the Company commenced on the date of acquisition, July 31, 2018.

CO Loan

On July 31, 2018, in connection with the purchase of the CO Property, the CO Property SPE entered into a loan agreement (the “CO Loan”) with CCRE with an outstanding principal amount of $26,550,000. The CO Loan provides for monthly interest payments and bears interest at an initial fixed rate of 4.9425 percent per annum. The CO Loan matures on September 12, 2032 and may be prepaid (a) subject to customary prepayment provisions on or after August 6, 2020 and (b) without penalty on or after June 6, 2028; provided that in each case the CO Loan may be prepaid in whole, but not in part. The anticipated repayment date of the CO Loan is August 6, 2028 (the “CO Loan Anticipated Repayment Date”). To the extent the CO Loan has not been repaid by the CO Loan Anticipated Repayment Date, excess cash flow from the CO Property will be held as additional security and applied to the repayment of the outstanding principal and the CO Loan will bear interest at an increased rate of 2.50 percent per annum plus the greater of (a) 4.9425% and (b) the ten year swap yield as of the first business day after the CO Loan Anticipated Repayment Date. The Guarantor has guaranteed (x) any losses that the lender may incur as a result of the occurrence of certain bad acts of the borrower and (y) the repayment of the CO Loan upon the occurrence of certain other significant events, including bankruptcy. Effective as of August 30, 2018, the Company amended the Limited Liability Company Agreement of 3075 Loyalty Circle Member, LLC (the “CO Property SPE Agreement”) whereby if the Company’s operating partnership acquires at least 99% of the membership interests of the CO Property SPE (previously the CO Property SPE Agreement stated 95% of the membership interests of the CO Property SPE were required), the Company will replace the Guarantor with respect to the guaranty and the Company’s operating partnership will become the managing member of the CO Property SPE. Corresponding modifications also were made by the parties to the CO Loan.

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

The Advisor has agreed to pay for of the organization and offering expenses on the Company’s behalf (other than selling commissions, dealer manager fees and distribution fees) (“O&O Costs”) through the through the first anniversary of the date on which the Company satisfied the Minimum Offering Requirement, which was May 18, 2018 (the “Escrow Break Anniversary”). After the Escrow Break Anniversary, the Advisor, in its sole discretion, may pay some or all of the additional O&O Costs incurred. To the extent the Advisor pays such additional O&O Costs, the Company is obligated to reimburse the Advisor subject to the 1% Cap (as defined below). Following the Escrow Break Anniversary, the Company began reimbursing the Advisor for such costs on a monthly basis, which will continue through May 21, 2021; provided that the Company will not be obligated to reimburse any amounts that as a result of such payment would cause the aggregate payments for O&O Costs paid to the Advisor to exceed 1% of gross offering proceeds of the Offering (the “1% Cap”) as of such reimbursement date. As of September 30, 2018 and December 31, 2017, the Advisor had incurred $6,607,896 and $4,549,304, respectively, of O&O Costs (other than upfront selling commissions, dealer manager fees and distribution fees) on behalf of the Company. The amount of the Company’s obligation is limited to the 1% Cap, which at September 30, 2018 and December 31, 2017 is $649,037 and $223,014, respectively. As of September 30, 2018 and December 31, 2017, organizational costs were $10,629 and $4,188, respectively, and offering costs were $716,255 and $218,826, respectively. As of September 30, 2018 and December 31, 2017, the Company has made reimbursement payments of $77,847 and $0, respectively, to the Advisor for O&O costs incurred. As of September 30, 2018, the Advisor has continued to pay all O&O costs on behalf of the Company.

Acquisition Expenses. The Company currently does not intend to pay the Advisor any acquisition fees in connection with making investments. The Company will, however, provide reimbursement of customary acquisition expenses (including expenses relating to potential investments that the Company does not close), such as legal fees and expenses (including fees of in-house counsel of affiliates and other affiliated service providers that provide resources to the Company), costs of due diligence (including, as necessary, updated appraisals, surveys and environmental site assessments), travel and communication expenses, accounting fees and expenses and other closing costs and miscellaneous expenses relating to the acquisition or origination of the Company’s investments. While most of the acquisition expenses are expected to be paid to third parties, a portion of the out-of-pocket acquisition expenses may be paid or reimbursed to the Advisor or its affiliates. The Advisor has not incurred any reimbursable acquisition expenses on behalf of the Company as of September 30, 2018.

Asset Management Fees. Asset management fees are due to the Advisor and consist of monthly fees equal to one-twelfth of 1.25% of the cost of the Company’s investments at the end of each month. In the case of investments made through joint ventures, the asset management fee will be determined based on the Company’s proportionate share of the underlying investment. For the three and nine months ended September 30, 2018, the Company incurred asset management fees of $351,433 and $604,220, respectively. The asset management fee related to the first quarter of 2018 of $173,870 was waived by the Advisor. There can be no assurance that the Advisor will waive the asset management fee or any other fees or expenses in periods subsequent to March 31, 2018. The asset management fee related to the third quarter of 2018 of $137,366 is unpaid as of September 30, 2018. There were $30,101 of asset management fees incurred during the three and nine months ended September 30, 2017.

Other Operating Expenses. The Company and the Advisor entered into an amended and restated Advisory Agreement (the “Advisory Agreement”). Effective April 1, 2018, the Advisory Agreement (i) includes limitations with regards to the incurrence of and additional limitations on reimbursements of operating expenses and (ii) clarifies the reimbursement and expense timing and procedures, including potential reimbursement of unreimbursed operating expenses.

Pursuant to the terms of the Advisory Agreement between the Company and the Advisor, the Company is obligated to reimburse the Advisor for certain operating expenses. Beginning in the fourth quarter of 2018, the Company will be subject to the limitation that it generally may not reimburse the Advisor for any amounts by which the total operating expenses at the end of the four preceding fiscal quarters exceeds the greater of (i) 2.0% of average invested assets (as defined in the Advisory Agreement) and (ii) 25.0% of net income other than any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of investments for that period (the “2%/25% Guidelines”). If the Company’s independent directors determine that all or a portion of such amounts in excess of the limitation are justified based on certain factors, the Company may reimburse amounts in excess of the limitation to the Advisor. In addition, beginning in the fourth quarter of 2018, the Company may request any operating expenses that were previously reimbursed to the Advisor in prior or future periods in excess of the limitation to be remitted back to the Company.  As of September 30, 2018, the Company has accrued but not reimbursed any of the $2,796,715 in operating expenses pursuant to the Advisory Agreement, which represents the current operating expense reimbursement obligation to the Advisor.

The Advisory Agreement provides that, subject to other limitations on the incurrence and reimbursement of operating expenses contained in the Advisory Agreement, operating expenses which have been incurred and paid by the Advisor will not become an obligation of the Company unless the Advisor has invoiced the Company for reimbursement, which will occur in a quarterly statement and accrued for in the respective period. The Advisor will not invoice the Company for any reimbursement if the impact of such would result in the Company’s incurrence of an obligation in an amount that would result in the Company’s net asset value per share for any class of shares to be less than $25.00. The Company may, however, incur and record an obligation to reimburse the Advisor, even if it would result in the Company’s net asset value per share for any class of shares for such quarter to be less than $25.00, if the Company’s board of directors determines that the reasons for the decrease of the Company’s net asset value per share below $25.00 were unrelated to the Company’s obligation to reimburse the Advisor for operating expenses.

In addition, the Advisory Agreement provides that all or a portion of the operating expenses, which have not been previously paid by the Company or invoiced by the Advisor may be in the sole discretion of the Advisor: (i) waived by the Advisor, (ii) reimbursed to the Advisor in any subsequent quarter or (iii) reimbursed to the Advisor in connection with a liquidity event or termination of the Advisory Agreement, provided that the Company has fully invested the proceeds from its initial public offering and the stockholders have received, or are deemed to have received, in the aggregate, cumulative distributions equal to their invested capital plus a 6.0% cumulative, non-compounded annual pre-tax return on their invested capital. Any reimbursement of operating expenses remains subject to the limitations described above and the limitations and the approval requirements relating to the 2%/25% Guidelines.

For the nine months ended September 30, 2018 and for the nine months ended September 30, 2017, the amount of operating expenses reimbursable to the Company’s Advisor was $937,282 and $813,819, respectively. For the three months ended September 30, 2018 and for the three months ended September 30, 2017, the amount of operating expenses reimbursable to the Company’s Advisor was $0 and $813,819, respectively.

Reimbursable operating expenses include personnel and related employment costs incurred by the Advisor or its Affiliates in performing the services described in the Advisory Agreement, including but not limited to reasonable salaries and wages, benefits and overhead of all employees directly involved in the performance of such services. The Company is not obligated to reimburse the Advisor for costs of such employees of the Advisor or its affiliates to the extent that such employees (A) perform services for which the Advisor receives acquisition fees or disposition fees or (B) serve as executive officers of the Company. At September 30, 2018, all of these expenses remain unpaid.

As of September 30, 2018, the total amount of unreimbursed operating expenses was $4,036,045. This includes operating expenses incurred by the Advisor on the Company’s behalf which have not been invoiced to the Company and also amounts invoiced to the Company by the Advisor but not yet reimbursed (“Unreimbursed Operating Expenses”). The amount of operating expenses incurred by the Advisor in the third quarter of 2018 which were not invoiced to the Company amounted to $552,474.

Property Management and Oversight Fees. If the Advisor or an affiliate is a property manager with respect to a particular property, the Company will pay property management fees of 1.5% of gross revenues received for management of the Company’s properties located in the U.S. and 2.0% of gross revenues received for management of the Company’s properties located outside of the U.S. For services in overseeing property management services provided by any person or entity that is not an affiliate of the Advisor, the Company will pay the Advisor or an affiliate an oversight fee equal to 1.0% of the gross revenues of the property managed. Neither the Advisor nor its affiliates will be paid an oversight fee if the Company contracts with a third party to provide property management services for fees greater than (i) 1.5% of gross revenues received for management of the Company’s properties located in the U.S. or (ii) 2.0% of gross revenues received for management of the Company’s properties located outside of the U.S. For the three and nine months ended September 30, 2018, the Company incurred property management fees of $7,031 and $8,906, respectively. The property management fee related to the first quarter of 2018 of $1,875 was waived by the Advisor. There can be no assurance the Advisor will waive the property management fee or any other fees or expenses in periods subsequent to March 31, 2018. The property management fee incurred during the month of September 2018 of $3,641 was unpaid as of September 30, 2018. For the three and nine months ended September 30, 2017, the Company incurred property management fees of $1,673. As of September 30, 2018, the Company’s consolidated financial statements include the FM Property SPE.

Leasing Commissions. If the Advisor or an affiliate is the Company’s primary leasing agent, then the Company will pay customary leasing fees in amount that is usual and customary in that geographic area for that type of property. As of September 30, 2018 and December 31, 2017, no such amounts have been incurred by the Company.

Refinancing Coordination Fee. If the Advisor provides services in connection with the refinancing of any debt that the Company obtains and uses to finance properties or other permitted investments, or refinancing of any debt that is assumed, directly or indirectly, in connection with the acquisition of properties or other permitted investments, the Company will pay the Advisor a refinancing coordination fee equal to 0.75% of the amount available or outstanding under such refinancing or assumed debt. Refinancing shall also include restructuring, workouts or other recapitalization of any debt. As of September 30, 2018 and December 31, 2017, no refinancing coordination fees have been incurred by the Company.

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

The Company will not pay a disposition fee upon the maturity, prepayment, workout, modification or extension of a debt investment unless there is a corresponding fee paid by the borrower, in which case the disposition fee will be the lesser of: (i) 1.0% of the principal amount of the debt prior to such transaction; or (ii) the amount of the fee paid by the borrower in connection with such transaction. As of September 30, 2018 and December 31, 2017, no disposition fees have been incurred by the Company.

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

Distribution Fees. Distribution fees are payable to the Dealer Manager with respect to the Company’s Class T shares only, all or a portion of which may be re-allowed by the Dealer Manager to participating broker-dealers. The distribution fees accrue daily and are calculated on outstanding Class T shares issued in the Primary Offering in an amount equal to 1.0% per annum of (i) the gross offering price per Class T share in the Primary Offering, or (ii) if the Company is no longer offering shares in a public offering, the most recently published per share NAV of Class T shares. The distribution fee will be payable monthly in arrears and will be paid on a continuous basis from year to year. During the nine months ended September 30, 2018 and September 30, 2017, the Company paid distribution fees of $79,711 and $544, respectively. As of September 30, 2018 and December 31, 2017, the Company has incurred a liability of $669,965 and $220,437, respectively, $15,182 and $4,396, respectively, of which was due as of September 30, 2018 and December 31, 2017 and paid during the three months ended December 31, 2018 and the three months ended March 31, 2018, respectively.

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

The following table summarizes the above mentioned fees and expenses incurred by the Company for nine months ended September 30, 2018:

		Due to related parties as of	Nine months ended September 30, 2018		Due to related parties as of
Type of Fee or Reimbursement	Financial Statement Location	December 31, 2017	Incurred	Paid	September 30, 2018
Management Fees
Asset management fees(1)	Management fees	$34,092	$604,220	$500,946	$137,366
Property management and oversight fees(1)	Management fees	3,548	8,906	8,813	3,641
Organization, Offering and Operating Expense Reimbursements
Operating expenses(2) (3)	General and administrative expenses	1,859,433	937,282	—	2,796,715
Organization expenses	General and administrative expenses	4,188	6,441	1,156	9,473
Offering costs	Additional paid-in capital	218,826	497,429	76,691	639,564
Commissions and Fees
Selling commissions and dealer manager fees, net	Additional paid-in capital	—	3,537,648	3,537,648	—
Distribution fees	Additional paid-in capital	220,437	529,239	79,711	669,965
Total(3)		$2,340,524	$6,121,165	$4,204,965	$4,256,724
Note:

(1) This table reflects the waiver of asset management fees and property management fees by the Advisor for the three month period ended March 31, 2018. There can be no assurance that the Advisor will waive the asset management fee, the property management fee or any other fees or expenses in periods subsequent to March 31, 2018.

(2) As of September 30, 2018, the Advisor has incurred, on behalf of the Company, a total of $4,036,045 in Unreimbursed Operating Expenses, including a total of $552,474 during the quarter ended September 30, 2018 for which the Advisor has not invoiced the Company for reimbursement. The total amount of Unreimbursed Operating Expenses may, in future periods, be subject to reimbursement by the Company pursuant to the terms of the Advisory Agreement.

(3) Beginning balances as of December 31, 2017 differ from amounts previously reported due to a reclassification of a liability as of March 31, 2018 from Accounts Payable and Accrued Expenses to Due to Related Parties as of September 30, 2018 in the amount of $290,071.

Investment by CFI

CFI initially invested $200,001 in the Company through the purchase of 8,180 Class A shares at $24.45 per share. CFI may not sell any of these shares during the period it serves as the Company’s sponsor. Neither the Advisor nor CFI currently has any options or warrants to acquire any of the Company’s shares. CFI has agreed to abstain from voting any shares it acquires in any vote for the election of directors or any vote regarding the approval or termination of any contract with CFI or any of its affiliates.

In the event the Advisory Agreement is terminated, the shares owned by CFI would not be automatically redeemed. CFI would, however, be able to participate in the share repurchase program, subject to all of the restrictions of the share repurchase program applicable to all other common stockholders.

As of September 30, 2018, CFI has invested $4,389,825 in the Company through the purchase of 175,673 shares (8,180 Class A shares for the aggregate purchase price of $200,001 and 167,493 Class I shares for the aggregate purchase price of $4,189,824). 29,493 of the Class I shares were purchased by CFI pursuant to the distribution support agreement, which provides that in certain circumstances where the Company’s cash distributions exceed the Company’s modified funds from operations, CFI will purchase up to $5.0 million of Class I shares (including the $2.0 million of shares purchased in order to satisfy the minimum offering) at the then current offering price per Class I share net of dealer manager fees to provide additional cash to support distributions to the Company’s stockholders.

Sponsor Support

Our sponsor, CFI, is a Delaware limited liability company and an affiliate of CFLP. CFI will pay a portion of selling commissions and all of the dealer manager fees, up to a total of 4.0% of gross offering proceeds from the sale of Class A shares and Class T shares, as well as 1.5% of gross offering proceeds from the sale of Class I shares, incurred in connection with the Offering. The Company will reimburse such expenses (i) immediately prior to or upon the occurrence of a liquidity event, including (A) the listing of the Company’s common stock on a national securities exchange or (B) a merger, consolidation or a sale of substantially all of the Company’s assets or any similar transaction or any transaction pursuant to which a majority of the Company’s board of directors then in office are replaced or removed, or (ii) upon the termination of the Advisory Agreement by us or by the advisor. In each such case, we only will reimburse CFI after the Company has fully invested the proceeds from the Offering and the Company’s stockholders have received, or are deemed to have received, in the aggregate, cumulative distributions equal to their invested capital plus a 6.0% cumulative, non-compounded annual pre-tax return on such invested capital. As of September 30, 2018, CFI has paid Sponsor Support totaling $2,553,406.

Results of Operations

Rental Revenues

The Company’s rental revenues consist primarily of rental income from triple net leased commercial properties. The increase in rental revenues of $392,672 and $627,525 for the three and nine months ended September 30, 2018, respectively, as compared to the three and nine months ended September 30, 2017, was primarily due to the acquisition of rental income-producing properties, the GR Property and the FM Property, as of July 11, 2017 and August 9, 2018, respectively. As of September 30, 2018, the Company’s consolidated financial statements include the FM Property SPE.

Tenant Reimbursement Income

The tenant reimbursement income consists of amounts received by the Company from the tenants of its properties for reimbursable expenses paid by the Company on behalf of the tenants in accordance with the provisions of the respective property leases. The increase in tenant reimbursement income of $177,283 for the three and nine months ended September 30, 2018, as compared to the three and nine months ended September 30, 2017, was primarily due to the acquisition of the GR Property and the FM Property, as of July 11, 2017 and August 9, 2018, respectively. As of September 30, 2018, the Company’s consolidated financial statements include the FM Property SPE.

General and Administrative Expenses

The general and administrative expenses consist primarily of operating expense reimbursements to the Advisor, accounting fees and other professional fees.

The decrease in general and administrative expenses of $918,476 during the three months ended September 30, 2018, as compared to the three months ended September 30, 2017, was in accordance with the terms of the Advisory Agreement. As of September 30, 2018, the Advisor has incurred, on behalf of the Company, a total of $4,036,045 in Unreimbursed Operating Expenses, including a total of $552,474 during the quarter ended September 30, 2018 for which the Advisor has not invoiced the Company for reimbursement.

The increase in general and administrative expenses of $36,653 during the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017, was primarily due to an increase in operating expense reimbursements to the Advisor, mainly consisting of third party accounting fees and other professional fees, in accordance with the terms of the Advisory Agreement.

Management Fees

Pursuant to the terms of the Advisory Agreement with the Advisor and based upon the amount of the Company’s current invested assets, the Company is required to pay to the Advisor a monthly asset management fee and may pay a monthly property management fee to the Advisor or affiliate of the Advisor, if the Advisor or such affiliate serves as a property manager with respect to a particular property. Additionally, the Company may be required to reimburse certain expenses incurred by the Advisor in providing such asset management services, subject to limitations as set forth in the Advisory Agreement. The increase in management fees of $326,691 and $581,352 for the three and nine months ended September 30, 2018, respectively, as compared to the three and nine months ended September 30, 2017, was due to the acquisition of the GR Property, the FM Property, and certain other investments in real estate-related assets.

Depreciation and Amortization

The increase in depreciation and amortization expenses of $236,614 and $359,760 for the three and nine months ended September 30, 2018, respectively, as compared to the three and nine months ended September 30, 2017, was primarily due to the acquisition of the GR Property and FM Property. As of September 30, 2018, the Company’s consolidated financial statements include the FM Property SPE.

Interest Expense

The increase in interest expense of $142,473 and $239,478 during the three and nine months ended September 30, 2018, respectively, as compared to the three and nine months ended September 30, 2017, was primarily due to an increase in the aggregate amount of debt outstanding of $21,000,000 during the three and nine months ended September 30, 2018, as compared to the amount outstanding during the three and nine months ended September 30, 2017.

Interest expense also includes amortization of deferred financing costs.

As of September 30, 2018, the Company’s consolidated financial statements include the FM Property SPE.

Interest Income

The increase in interest income of $54,223 and $81,413 during the three and nine months ended September 30, 2018, respectively, as compared to the three and nine months ended September 30, 2017, was primarily due to an increase in the amount of cash and cash equivalents held in interest bearing deposit accounts with banking institutions.

Income from Investments in Real Estate-Related Assets

Income from investments in real estate-related assets is earned on the Company’s investments in the DST and the CO Property. Income from investments in real estate-related assets was also earned on the Company’s investment in the FM Property SPE until August 9, 2018, as on this date the Company transitioned from accounting for its investment in the FM Property SPE under the equity method of accounting to consolidating the FM Property SPE. As of September 30, 2018, the Company’s consolidated financial statements include the FM Property SPE.

The increase in income from investments in real estate-related assets of $179,401 and $492,416 during the three and nine months ended September 30, 2018, respectively, as compared to the three and nine months ended September 30, 2017, was primarily due to increases in the Company’s ownership in the DST, the FM Property SPE and the CO Property SPE.

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

The following table presents a reconciliation of FFO to net loss:

Nine Months Ended September 30, 2018
Net Loss	$(1,013,304)
Adjustments:
Real estate depreciation and amortization	411,071
Funds from Operations	$(602,233)

The following table presents a reconciliation of FFO to MFFO:

Nine Months Ended September 30, 2018
Funds from Operations	$(602,233)
Adjustments:
Amortization of above-market lease intangibles	22,721
Other real estate investment related amortization	45,782
Organization expenses	6,441
Modified Funds from Operations	$(527,289)

Net Asset Value

On November 12, 2018 the Company’s board of directors approved an estimated NAV as of September 30, 2018 of $25.05 per share for Class A and I, and $25.03 for Class T. The calculation of the Company’s estimated NAV was performed by Robert A. Stanger & Co., Inc. (“Stanger”), its independent valuation firm, in accordance with the procedures described in the “Net Asset Value Calculation and Valuation Procedures” section of the Company’s prospectus and under the oversight of the Company’s board of directors. Although the independent valuation firm performs the calculation of the Company’s estimated NAV, the Company’s board of directors is solely responsible for the determination of the Company’s estimated NAV.

Summary of Methodology

In accordance with our current valuation procedures, our NAV was based in part upon the appraised value of the GR Property, acquisition price paid (before acquisition expenses) of our FM Property, the estimated net asset value of our real estate-related DST, based on the appraised value of the DST Properties, and CO Property joint venture investment, based upon the acquisition price paid for the CO Property inclusive of brokerage fee, but excluding acquisition expenses, and the fair market value of our loans payable and the loans associated with the DST and CO Property joint venture, as outlined in more detail below. The acquisition price for our investments in real estate is supported by recent appraisals of the properties.

Appraisal of Wholly Owned Real Estate

Pursuant to its valuation guidelines, the Company engaged Stanger to provide its appraised market value of the GR Property as of September 30, 2018.  The GR Property Appraisal was prepared utilizing the income approach to value, specifically a direct capitalization analysis, to determine the value of the GR Property factoring in the lease that encumbers the property. The direct capitalization analysis is based upon the net operating income of the GR Property capitalized at an appropriate capitalization rate considering several factors, including property characteristics and competitive position, the credit rating of the guarantor under the GR Property lease, the terms of the lease encumbering the GR Property, and market conditions as of the date of value.  The capitalization rate applied to the estimated net operating income for the 12-month period following the GR Property valuation date was 6.00% producing a value of $8,330,000 for the GR Property.  The GR Property appraisal is subject to the general assumptions and limiting conditions set forth in the appraisal report rendered by Stanger.

Estimated Market Value of Unconsolidated Real Estate-Related DST Investment

Pursuant to its valuation guidelines, the Company engaged Stanger to provide its opinion of market value of each of the DST Properties as of September 30, 2018, and value the mortgage debt encumbering the DST Properties, both as discussed in more detail below, in order to determine the net asset value of the Company’s DST investment.

DST Properties Appraisal

The Company engaged Stanger to provide its appraised market value of each of the DST Properties as of September 30, 2018 (the “DST Property Appraisal”). The DST Property Appraisal was prepared utilizing the income approach to value, specifically a direct capitalization analysis in a manner as outlined above in “Appraisal of Wholly Owned Real Estate” and subject to the assumptions and limiting conditions contained in the appraisal report rendered by Stanger. As with the appraisal of the GR Property, the capitalization rates applied in the direct capitalization analysis were based upon several factors, including property characteristics and competitive position, the credit rating of the guarantor under the DST Property leases, the terms of the leases encumbering the DST Properties, and market conditions as of the date of value. The capitalization rates applied to the estimated net operating income for the 12-month period following the DST Property Appraisals’ valuation date were applied on a property-by-property basis and ranged from 5.0% to 6.0%, with a weighted average of 5.6%, producing an aggregate appraised value of the DST Properties  of $39,200,000.

DST Properties Mortgage Debt

Stanger performed a valuation of the mortgage debt encumbering the DST Properties in a manner as outlined below in “Fair Value of Long-Term Debt” and subject to the assumptions and limiting conditions contained therein. The appraised values of the DST Properties were utilized as a component of the mortgage debt analysis.  The discount rate applied to the future debt payments of the mortgage debt encumbering the DST Properties was 5.10%, producing a fair value estimate of the mortgage debt encumbering the DST Properties of $21,836,000, before reflecting the Company’s ownership interest in the DST.

In performing the calculation of the NAV, Stanger then added the other tangible net assets of the DST to the appraised value of the DST Properties less the estimated value of the DST Properties Mortgage Debt and multiplied the resulting total by the Company’s ownership interest in the DST (100%) to produce the value of the Company’s investment in the DST as of the valuation date.

Estimated Market Value of CO Property SPE

To value the CO Property, the Advisor has determined that the acquisition price paid before acquisition costs, but including the payment of a third-party brokerage fee that was part of the total acquisition price paid (the “Gross Acquisition Price”) of the CO Property and an estimate of the value of the mortgage debt encumbering the CO Property at the NAV valuation date was appropriate in determining the value of the Company’s CO Property SPE investment in order to represent a fair and accurate estimate of the value of the CO Property that would be received in an arm’s-length transaction between market participants.

CO Property Mortgage Debt

Stanger performed a valuation of the mortgage debt encumbering the CO Property in a manner as outlined below in “Fair Value of Long-Term Debt” and subject to the assumptions and limiting conditions contained therein. The Gross Acquisition Price was utilized as a component of the mortgage debt analysis.  The discount rate applied to the future debt payments of the mortgage debt encumbering the CO Property was 5.05%, producing a fair value estimate of the mortgage debt encumbering the CO Property of $26,496,000, before reflecting the Company’s ownership interest in the CO Property SPE.

In performing the calculation of the NAV, Stanger then added the other tangible net assets of the CO Property SPE to the Gross Acquisition price of the CO Property less the estimated value of the CO Property Mortgage Debt and multiplied the resulting total by the Company’s ownership interest in the CO Property SPE (approximately 98.90%) to produce the value of the Company’s investment in the CO Property SPE as of the valuation date. The use of the Gross Acquisition price for this recent acquisition is consistent with the Company’s valuation procedures. Stanger observed that the Gross Acquisition price was supported by a recent appraisal of the CO Property.

Fair Value of Long Term Debt (GR Property and FM Property)

Stanger performed a valuation of the property-level debt by reviewing available market data for comparable liabilities and applying a selected discount rate to the stream of future debt payments. The discount rate was selected based on several factors including U.S. Treasury yields as of the valuation date, as well as loan-specific items such as loan-to-value ratio, debt service coverage ratio, collateral property location, age, type, lease term and lessee credit quality, prepayment terms, and maturity and loan origination date. The discount rates applied to the future debt payments of our long-term debt ranged from 4.6% to 4.9%, with a weighted average of approximately 4.8%. Stanger’s valuation of the long-term debt is based in part on the Appraisal of the GR Property and the acquisition price (before expenses) of the FM Property associated with such long-term debt as well as certain other assumptions and limiting conditions, including: (i) Stanger was provided with loan documents and other factual loan information by the Advisor and has relied upon and assumed that such information is correct in all material respects and no warranty is given by Stanger as to the accuracy of such information; (ii) the collateral property is assumed to be free and clear of liens (other than the mortgage being valued); (iii) information furnished by others, upon which all or portions of Stanger’s value opinion is based, is believed to be reliable but has not been verified, and no warranty is given as to the accuracy of such information; and (iv) the mortgage is assumed to be salable, transferable or assumable between parties and is further assumed not to be in default. Stanger’s opinion of the long-term debt value was predicated on the above assumptions.

Estimated NAV

In performing the calculation of the estimated NAV, Stanger added the appraised value of the GR Property, the acquisition price paid (before acquisition costs) of the FM Property, the estimated net asset value of the investment in the DST, the estimated net asset value of the investment in the CO Property SPE, and other tangible assets, consisting of cash and equivalents, receivables and prepaid assets and subtracted the estimated fair market value of the long-term debt and other tangible liabilities, consisting of accounts payable and accrued expenses, but excluding amounts owed to the Advisor for reimbursement of O&O less the current accrued liability (consistent with our valuation procedures), and consideration of any other amounts due to the Advisor or affiliates for repayment of the Sponsor Support or amounts due to the Special Unit Holder upon a liquidation of the Company to produce an estimated NAV as of September 30, 2018, consistent with the procedures described in the “Net Asset Value Calculation and Valuation Procedures” section of the Company’s prospectus, of $25.05 per share for Class A and I, and $25.03 for Class T shares.

The determination of NAV involves a number of assumptions and judgments, including estimates of the Advisor’s interest in disposition proceeds (if any). These assumptions and judgments may prove to be inaccurate. There can be no assurance that a stockholder would realize $25.05 per share of Class A and I common stock or $25.03 for Class T common stock if the Company were to liquidate or engage in another type of liquidity event today. In particular, the Company’s September 30, 2018 NAV is partially based on appraisals of the fair market value of the Company’s real estate portfolio at that date and does not consider fees or expenses that may be incurred in providing a liquidity event, including reimbursement of amounts to the Advisor for O&O and any operating expenses that have not been invoiced by the Advisor. We believe the methodology of determining the Company’s NAV conforms to the Investment Program Association’s Practice Guideline for Valuations of Publicly Registered Non-Listed REITs (April 2013) and is prepared in accordance with the procedure described in the “Net Asset Value Calculation and Valuation Procedures” section of the Company’s prospectus. In addition, the Company’s board of directors periodically reviews the Company’s NAV policies and procedures.

The purchase price per share for each class of the Company’s common stock will generally equal the prior quarter’s NAV per share, as determined quarterly, plus applicable selling commissions and dealer manager fees. The NAV for each class of shares is based on the value of the Company’s assets and the deduction of any liabilities, and any distribution fees applicable to such class of shares.

The following table provides a breakdown of the major components of the Company’s NAV:

Components of NAV	September 30, 2018
Investment in real estate	$48,330,000
Investments in real estate-related assets	38,543,868
Cash and cash equivalents	12,509,264
Other assets	265,331
Debt obligations	(24,821,832)
Due to related parties(1)	(2,958,658)
Other liabilities	(1,031,840)
Distribution fee payable the following month(2)	(15,182)
Sponsor Support repayment / special unit holder interest in liquidation	—
Net Asset Value	$70,820,951
Number of outstanding shares	2,828,011
Note:

(1) Excluding $628,100 due to the Advisor for reimbursement of O&O ($649,037 less the current liability due of $20,937) pursuant to the procedures described in the “Net Asset Value Calculation and Valuation Procedures” section of the Company’s prospectus.

(2) Distribution fee only relates to Class T shares.

NAV Per Share	Class A Shares	Class T Shares	Class I Shares	Total
Total Gross Assets at Fair Value	$61,576,062	$26,553,887	$11,518,514	$99,648,463
Distribution fees due and payable	—	(15,182)	—	(15,182)
Debt obligations	(15,338,227)	(6,614,413)	(2,869,192)	(24,821,832)
Due to related parties	(1,828,252)	(788,410)	(341,996)	(2,958,658)
Other liabilities	(637,607)	(274,960)	(119,273)	(1,031,840)
Quarterly NAV	$43,771,976	$18,860,922	$8,188,053	$70,820,951
Number of outstanding shares	1,747,521	753,596	326,894	2,828,011
NAV per share	$25.05	$25.03	$25.05

The following table reconciles stockholders’ equity per the Company’s consolidated balance sheet to the Company’s NAV:

Reconciliation of Stockholders’ Equity to NAV	September 30, 2018
Stockholders’ equity under U.S. GAAP	$63,751,836
Adjustments:
Unrealized appreciation of real estate	393,492
Unrealized appreciation of real estate-related assets	4,700,881
Organization and offering costs	628,101
Acquisition costs	(113,211)
Deferred financing costs, net	(261,992)
Accrued distribution fee(1)	654,783
Accumulated depreciation and amortization	560,561
Fair value adjustment of debt obligations	678,168
Deferred rent receivable	(171,668)
NAV	$70,820,951
Note:	(1) Accrued distribution fee only relates to Class T shares.

The following details the adjustments to reconcile U.S. GAAP stockholders’ equity to the Company’s NAV:

Unrealized appreciation of real estate

Our investments in real estates are presented at historical cost, including acquisition costs, in our U.S. GAAP consolidated financial statements. As such, any increases in the fair market value of our investments in real estate are not included in our U.S. GAAP results. For purposes of determining our NAV, our investments in real estate are presented at fair value.

Unrealized appreciation of real estate-related assets

Our investments in real estate-related assets are presented at historical cost, including acquisition costs, in our U.S. GAAP consolidated financial statements. As such, any increases in the fair market value of our investments in real estate-related assets are not included in our U.S. GAAP results. For purposes of determining our NAV, our investments in real estate-related assets are presented at fair value.

Organization and offering costs

The Advisor has agreed to pay, on behalf of the Company, all O&O Costs through the Escrow Break Anniversary. Such costs are being reimbursed to the Advisor, ratably, by the Company, over 36 months beginning on May 19, 2018, subject to the 1% Cap. After the Escrow Break Anniversary, the Advisor, in its sole discretion, may pay some or all of the additional O&O Costs incurred. To the extent the Advisor pays such additional O&O Costs, the Company is obligated to reimburse the Advisor subject to the 1% Cap. As of September 30, 2018, the Advisor has continued to pay all O&O costs on behalf of the Company. Under U.S. GAAP, the Company's reimbursement liability pertaining to the O&O costs is recorded as Due to related parties in the Company's consolidated balance sheet. For NAV, such costs are recognized as a reduction in NAV as they are reimbursed.

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

Deferred rent receivable

Deferred rent receivable represents rent earned in excess of rent received as a result of straight-lining rents over the term of the lease on the FM Property. Such deferred rent receivable is not considered for purposes of determining NAV.

Sensitivity Analysis

Assuming all other factors remain unchanged, the table below presents the estimated increase or decrease to our September 30, 2018 NAV for a change in the going-in capitalization rate used in the GR Property Appraisal and the DST Properties Appraisal together with a 5% change in the discount rates used to value our long-term debt and the DST Properties and CO Property Mortgage Debt:

Sensitivity Analysis	Range of NAV (Class A & I)			Range of NAV (Class T)
	Low	Concluded	High	Low	Concluded	High
Estimated Per Share NAV	$23.77	$25.05	$26.36	$23.75	$25.03	$26.34
Capitalization Rate - GR Property	6.30%	6.00%	5.70%	6.30%	6.00%	5.70%
Capitalization Rate - DST Properties	5.90%	5.60%	5.30%	5.90%	5.60%	5.30%
Discount Rate - Long-Term Debt Consolidated	5.00%	4.80%	4.60%	5.00%	4.80%	4.60%
Discount Rate - DST Properties Mortgage Debt	5.40%	5.10%	4.80%	5.40%	5.10%	4.80%
Discount Rate - CO Property Mortgage Debt	5.30%	5.10%	4.80%	5.30%	5.10%	4.80%

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

If the Company is unable to raise substantial funds in the Offering, it will make fewer investments resulting in less diversification in terms of the type, number and size of investments it makes and the value of an investment in the Company will fluctuate with the performance of the limited assets it acquires. Further, the Company will have certain fixed operating expenses, including certain expenses as a REIT, regardless of whether it is able to raise substantial funds in the Offering. The Company’s inability to raise substantial funds would increase its fixed operating expenses as a percentage of gross income, reducing its net income and limiting its ability to make distributions. As of September 30, 2018, the Company raised gross proceeds of $72,688,453 in the Offering.

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

On July 11, 2017, in connection with the purchase of the GR Property, a wholly owned subsidiary of the Operating Partnership entered into a loan agreement (the “GR Loan”) with UBS AG with an outstanding principal amount of $4,500,000. As of September 30, 2018, the carrying amount of the GR Loan on the consolidated balance sheet is $4,428,073, which is net of $71,927 of deferred financing costs. The GR Loan provides for monthly interest payments and bears interest at an initial fixed rate of 4.1064% per annum through the anticipated repayment date, July 6, 2027, and thereafter at a revised interest rate of 3.0% per annum plus the greater of the initial interest rate or the 10 year swap yield through the maturity date, June 30, 2032.

On February 1, 2018, in connection with the purchase of the FM Property, a wholly owned subsidiary of the Operating partnership entered into a loan agreement (the “FM Loan”) with UBS AG with an outstanding principal amount of $21,000,000. As of September 30, 2018, the carrying amount of the FM Loan on the consolidated balance sheet is $20,809,935, which is net of $190,065 of deferred financing costs. The FM Loan provides for monthly interest payments and bears interest at an initial fixed rate of 4.4329% per annum through the anticipated repayment date, February 6, 2028 (the “FM Anticipated Repayment Date”), and thereafter at a revised interest rate of 3.0% per annum plus the greater of the initial interest rate or the 10 year swap yield as of the first business day after the FM Anticipated Repayment Date.

As of September 30, 2018, the Company’s debt ratio is 34.8%.

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

Cash Flows

The following table provides a breakdown of the net change in the Company’s cash and cash equivalents:

Nine Months Ended September 30, 2018
Cash flows from operating activities	$1,161,310
Cash flows from investing activities	(64,325,194)
Cash flows from financing activities	68,016,123
Increase in cash and cash equivalents	$4,852,239

Operating Activities

During the nine months ended September 30, 2018, net cash provided by operating activities was $1,161,310, compared to $63,122 of net cash provided by operating activities for the nine months ended September 30, 2017. The change was primarily due to an increase in proceeds received from investments in real-estate related assets of $898,120, a net increase in working capital accounts of $325,230, an increase in depreciation and amortization expenses related to real estate assets and liabilities and deferred financing costs totaling $383,143, offset by a decrease in proceeds from investments in real-estate related assets of $492,416 and an increase in net loss of $15,889 (see “—Results of Operations”).

Investing Activities

Net cash used in investing activities was $64,325,194 for the nine months ended September 30, 2018, compared to $12,599,247 for the nine months ended September 30, 2017. The increase was primarily due to the acquisition of the FM property of $40,030,472 and the purchase of interest in real estate-related assets of $24,294,722 during the nine months ended September 30, 2018.

Financing Activities

During the nine months ended September 30, 2018, net cash provided by financing activities was $68,016,123, compared to $12,947,577 for the nine months ended September 30, 2017. The change was primarily due to an increase in proceeds from common stock issued of $39,780,826 and an increase in property mortgage borrowings of $16,500,000.

Distributions

The Company’s board of directors has authorized, and the Company has declared, distributions through February 14, 2019, in an amount equal to $0.004253787 per day (or approximately $1.55 on an annual basis) per share of Class A common stock, Class I common stock and Class T common stock, less, for holders of the shares of Class T common stock, the distribution fees that are payable with respect to shares of Class T common stock. The distributions are payable by the 5th business day following each month end to stockholders of record at the close of business each day during the prior month.

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

The following table summarizes the Company’s distributions declared during the three and nine months ended September 30, 2018.

	Three Months Ended September 30, 2018		Nine Months Ended September 30, 2018
	Amount	Percent	Amount	Percent
Distributions
Paid in cash	$561,410	59%	$1,038,665	52%
Payable	93,364	10%	333,014	17%
Reinvested in shares	288,506	31%	614,450	31%
Total distributions	$943,280	100%	$1,986,129	100%
Sources of Distributions:
Operating cash flows	$941,487	99%	$1,161,310	59%
Offering proceeds pursuant to Distribution Support Agreement(1)	1,793	1%	701,499	35%
Offering proceeds	—	0%	123,320	6%
Total sources of distributions	$943,280	100%	$1,986,129	100%
Note:

(1) Pursuant to the Distribution Support Agreement between the Company and CFI, CFI will purchase Class I shares of the Company’s common stock for any distribution shortfall within 15 business days following the Company’s filing with the SEC of its periodic report for such calendar quarter or year.

During the three months ended September 30, 2018 the Company declared $943,280 of distributions to its shareholders (including those reinvested in shares pursuant to the DRP), compared to the Company’s total aggregate MFFO of $193,578 and the Company’s total aggregate net loss of $126,543 for that period.

During the nine months ended September 30, 2018, the Company declared $1,986,129 of distributions to its shareholders (including those reinvested in shares pursuant to the DRP), compared to the Company’s total negative aggregate MFFO of $527,289 and the Company’s total aggregate net loss of $1,013,304 for that period.

The following table summarizes the Company’s distributions declared during the three and nine months ended September 30, 2017.

	Three and Nine Months Ended September 30, 2017
	Amount	Percent
Distributions
Paid in cash	$38,326	47%
Payable	36,710	45%
Reinvested in shares	6,927	8%
Total distributions	$81,963	100%
Sources of Distributions:
Operating cash flows	$62,578	76%
Offering proceeds pursuant to Distribution Support Agreement(1)	—	0%
Offering proceeds	19,385	24%
Total sources of distributions	$81,963	100%
Note:

(1) Pursuant to the Distribution Support Agreement between the Company and CFI, CFI will purchase Class I shares of the Company’s common stock for any distribution shortfall within 15 business days following the Company’s filing with the SEC of its periodic report for such calendar quarter or year.

During the three months ended September 30, 2017 the Company declared $81,963 of distributions to its shareholders (including those reinvested in shares pursuant to the DRP), compared to the Company’s total negative aggregate MFFO of $896,969 and the Company’s total aggregate net loss of $965,537 for that period.

During the nine months ended September 30, 2017, the Company declared $81,963 of distributions to its shareholders (including those reinvested in shares pursuant to the DRP), compared to the Company’s total negative aggregate MFFO of $928,847 and the Company’s total aggregate net loss of $965,537 for that period.

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

Reimbursement of Organization and Offering Costs

The Advisor has agreed to pay, on behalf of the Company, all O&O Costs through the Escrow Break Anniversary. The Company was not required to reimburse the Advisor for payment of the O&O Costs prior to the Escrow Break Anniversary. After the Escrow Break Anniversary, the Advisor, in its sole discretion, may pay some or all of the additional O&O Costs incurred. To the extent the Advisor pays such additional O&O Costs, the Company is obligated to reimburse the Advisor subject to the 1% Cap. Following the Escrow Break Anniversary, the Company began reimbursing the Advisor for payment of the O&O Costs on a monthly basis, which will continue through the period ended May 18, 2021; provided, however, that the Company shall not be obligated to pay any amounts that as a result of such payment would cause the aggregate payments for O&O Costs (less selling commissions, dealer manager fees and distribution fees) paid to the Advisor to exceed the 1% Cap as of such payment date. Any amounts not reimbursed in any period shall be included in determining any reimbursement for a subsequent period. As of September 30, 2018, the Advisor has continued to pay all O&O Costs on behalf of the Company.

Variable Interest Entities

A Variable Interest Entity (“VIE”) is an entity that lacks one or more of the characteristics of a voting interest entity. A VIE is defined as an entity in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The determination of whether an entity is a VIE includes both a qualitative and quantitative analysis. The Company bases the qualitative analysis on the Company’s review of the design of the entity, its organizational structure including decision-making ability and relevant financial agreements and the quantitative analysis on the forecasted cash flow of the entity. The Company will reassess the initial evaluation of an entity as a VIE upon the occurrence of certain reconsideration events. A VIE must be consolidated only by its primary beneficiary, which is defined as the party who, along with its affiliates and agents has both the: (i) power to direct the activities that most significantly impact the VIE’s economic performance and (ii) obligation to absorb the losses of the VIE or the right to receive the benefits from the VIE, which could be significant to the VIE. The Company will determine whether it is the primary beneficiary of a VIE by considering qualitative and quantitative factors, including, but not limited to: which activities most significantly impact the VIE’s economic performance and which party controls such activities; the amount and characteristics of its investment; the obligation or likelihood for us or other interests to provide financial support; consideration of the VIE’s purpose and design, including the risks the VIE was designed to create and pass through to its variable interest holders and the similarity with and significance to the Company’s business activities and other interests. The Company will reassess the determination of whether it is the primary beneficiary of a VIE each reporting period. Significant judgments related to these determinations include estimates about the current and future fair value and performance of investments held by these VIE’s and general market conditions. As of September 30, 2018, the Company concluded that it did have investments in VIE’s and because the Company is not the primary beneficiary it will not consolidate such entities, as described in “Note 10—Variable Interest Entities” in its accompanying consolidated financial statements included in Part 1 - Item 1. “Financial Statements (Unaudited).”

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

Investments in Real Estate-Related Assets

The Company has performed a consolidation analysis in accordance with ASC 810 as described in the “Variable Interest Entities” section of Note 2. The Company has determined, as a result of its analysis, that it is not the primary beneficiary of certain investments, and therefore has not consolidated the entities.  The Company has accounted for its investments in real estate related assets, which are controlled and managed by CFI, under the equity method of accounting. Under the equity method, the investment is adjusted each period for capital contributions and distributions and its share of the entity’s net income (loss). Capital contributions, distributions and net income (loss) of such entities are recorded in accordance with the terms of the governing documents. An allocation of net income (loss) may differ from the stated ownership percentage interest in such entity as a result of preferred returns and allocation formulas, if any, as described in such governing documents. Equity method investments are accounted for in accordance with ASC 323. Investments in real estate-related assets are periodically reviewed for impairment based on projected cash flows from the underlying investment. If an impairment is identified, the carrying value of the investment will be reduced to the anticipated recoverable amount. As of September 30, 2018, no impairment has been identified.

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

In January 2017, the FASB issued ASU 2017-01, “Clarifying the Definition of a Business,” which addresses the definition of a business and provides a framework to determine if an asset or group of assets to be acquired is not a business. The standard clarifies that when substantially all of the fair value of the gross assets to be acquired is concentrated in a single identifiable asset or group of similar identifiable assets, the asset or set of assets is not a business. ASU 2017-01 is effective for fiscal years beginning after December 15, 2017. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements as of September 30, 2018.

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

Off-Balance Sheet Arrangements

As of September 30, 2018, the Company had no off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on the Company’s financial condition, revenue and expenses, results of operations, liquidity, capital expenditures, or capital resources.

Contractual Obligations

The following table presents the future principal payments due under the Company’s GR Loan and FM Loan agreements as of September 30, 2018, which represents the Company’s aggregate contractual obligations and commitments with payments due subsequent to September 30, 2018.

Year	Amount
2018 (remaining)	$—
2019	—
2020	—
2021	—
2022	—
Thereafter	25,500,000
Total	$25,500,000

Subsequent Events

651 E. Corporate Drive, LLC

On November 7, 2018, the Company, through an indirect subsidiary, acquired a flex industrial property located in Lewisville, Texas (the “Lewisville Property”) at a contract purchase price of $14,120,000, exclusive of closing costs. The fee simple interest in the Lewisville Property is held by a single purpose limited liability company (the “Lewisville Property SPE”), which is a wholly owned subsidiary of the Company’s operating partnership. The Lewisville Property was acquired without leverage from a third party seller not affiliated with the Company.

The Lewisville Property is 100% leased to HOYA Optical Labs of America, Inc., a subsidiary of HOYA Corporation, which serves as the guarantor of the lease. The lease is net whereby the tenant is responsible for operating expenses, real estate taxes, insurance, repairs, maintenance and capital expenditures (excluding roof and structure), in addition to its obligation to pay base rent.

Status of the Offering

As of November 13, 2018, the Company had sold an aggregate of 3,159,659 shares of its common stock (consisting of 1,951,769 Class A shares, 869,355 Class T shares, and 338,535 Class I shares) in the Offering resulting in net proceeds of $77,997,672 to the Company as payment for such shares.

Distributions

On November 12, 2018, the Company’s board of directors authorized, and the Company declared, distributions for the period from November 15, 2018 to February 14, 2019, in an amount equal to $0.004253787 per day (or approximately $1.55 on an annual basis) per share of Class A common stock, Class I common stock and Class T common stock, less, for holders of the shares of Class T common stock, the distribution fees that are payable with respect to shares of Class T common stock. The distributions are payable by the 5th business day following each month end to stockholders of record at the close of business each day during the prior month.

Website Access

Our website address is www.rodinglobal.com. On our website we make available, free of charge, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (“SEC”). The information on our website is not incorporated into, and is not part of, this report. These reports, and any amendments to them, are also available at the website of the SEC, www.sec.gov.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

The market risk associated with financial instruments and derivative financial instruments is the risk of loss from adverse changes in market prices or interest rates.  The Company’s interest rate risk management objectives are to limit the impact of interest rate changes in earnings and cash flows and to manage overall borrowing costs. To achieve these objectives, from time to time, the Company may enter into interest rate hedge contracts such as swaps, collars and treasury lock agreements in order to mitigate interest rate risk with respect to various debt instruments. The Company would not hold or issue these derivative contracts for trading or speculative purposes. As of September 30, 2018, there are no such hedging contracts outstanding. The Company does not have any foreign operations and thus is not exposed to foreign currency fluctuations.

Interest Rate Risk

As of September 30, 2018, the Company had fixed rate debt of $25.5 million, and therefore, is not exposed to interest rate changes in LIBOR.

Credit Risk

Concentrations of credit risk arise when a number of tenants are engaged in similar business activities, or activities in the same geographic region, or have similar economic features that would cause their ability to meet contractual obligations, including those to the Company, to be similarly affected by changes in economic conditions. The Company is subject to tenant, geographic and industry concentrations. Any downturn of the economic conditions in one or more of these tenants, states or industries could result in a material reduction the Company’s cash flows or material losses to the Company. At September 30, 2018, the GR Property and all of the DST properties are 100% leased to Walgreens, the FM Property is 100% leased to Daimler, and the CO Property is 100% leased to Comenity Servicing LLC, a subsidiary of Alliance Data Systems Corporation, which serves as the guarantor of the lease.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2018, we were not involved in any material legal proceedings.

Item 1A. Risk Factors.

The Company has disclosed in Part 1. Item 1A. –“Risk Factors” in its Annual Report on Form 10-K for the year ended December 31, 2017 (File No. 333-214130), filed with the SEC, risk factors which materially affect its business, financial condition or results of operations. There have been no material changes from the risk factors previously disclosed, except as previously disclosed in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 or noted below. You should carefully consider the risk factors set forth in the Annual Report on Form 10-K for the year ended December 31, 2017 and the other information set forth elsewhere in this Quarterly Report on Form 10-Q. You should be aware that these risk factors and other information may not describe every risk facing the Company. Additional risks and uncertainties not currently known to the Company or that management currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

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

Pursuant to a distribution support agreement, in certain circumstances where our cash distributions exceed MFFO, our sponsor will purchase up to $5.0 million of Class I Shares (which includes the shares our sponsor has purchased in order to satisfy the minimum offering) at the then current offering price per Class I Share net of dealer manager fees to provide additional cash to support distributions to our stockholders. The sale of these shares will result in the dilution of the ownership interests of our public stockholders. Upon termination or expiration of the distribution support agreement, we may not have sufficient cash available to pay distributions at the rate we had paid during preceding periods or at all. If we pay distributions from sources other than our cash flow from operations, we will have less cash available for investments, we may have to reduce our distribution rate, our net asset value may be negatively impacted and our stockholders overall return may be reduced. As of September 30, 2018, the Company has declared distributions of $2,304,268, of which 46% were paid using proceeds from the Offering, including $739,825 from the purchase of additional shares by our sponsor pursuant to the distribution support agreement.

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

Our amended and restated Advisory Agreement provides that any operating expenses which have not been invoiced by our advisor will not become our obligations. Without these provisions in our amended and restated Advisory Agreement, such operating expenses, if invoiced, would likely be recorded as liabilities of ours, which, in turn, would likely have a negative effect on our NAV per share. Our amended and restated Advisory Agreement provides that our advisor will not invoice us for any reimbursement if the impact of such would result in the incurrence of an obligation in an amount that would result in our NAV per share for any class of shares to be less than $25.00. We may, however, incur and record an obligation to reimburse our advisor, even if it would result in our NAV per share for any class of shares for such quarter to be less than $25.00, if our board of directors determines that the reasons for the decrease of our NAV per share below $25.00 were unrelated to our obligation to reimburse our advisor for operating expenses. Our amended and restated Advisory Agreement also provides that our advisor may be reimbursed for previously unbilled operating expenses for prior periods in any subsequent quarter, subject to certain limitations, including the limitation related to the NAV per share of $25.00 referenced above and the 2%/25% Guidelines. The incurrence of previously unbilled operating expenses likely will have a negative effect on our NAV per share. As of September 30, 2018, the Advisor has incurred $4,036,045 of Unreimbursed Operating Expenses, including $552,474 of Unreimbursed Operating Expenses incurred during the quarter ended September 30, 2018 that have not been invoiced to us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds of Registered Securities.

Unregistered Sales of Equity Securities

During the nine months ended September 30, 2018, the Company did not complete any sales of unregistered securities.

Use of Proceeds

On March 23, 2017, the Company’s Registration Statement on Form S-11 (File No. 333-214310), was declared effective by the SEC. On May 18, 2017, the Company satisfied the Minimum Offering Requirement as a result of CFI purchasing $2.0 million in Class I shares at $25.00 per share. As of September 30, 2018, the Company’s NAV was $25.05 per Class A share, $25.03 per Class T share and $25.05 per Class I share, plus applicable selling commissions and dealer manager fees. Effective November 21, 2018, the new offering price will be $26.37 per Class A share, $25.54 per Class T share and $25.05 per Class I share.

During the nine months ended September 30, 2018, the Company issued the following shares of common stock and raised the following gross proceeds in connection with the Offering:

	Shares sold	Gross offering proceeds
Offering	1,957,107	$50,587,065

For the nine months ended September 30, 2018, the Company issued 1,957,107 shares of common stock generating total gross proceeds of $50,587,065 in the Offering.

During this time, the Company also incurred $1,684,422 in selling commissions net of Sponsor Support, and incurred $536,128 of distribution fees, in connection with the issuance and distribution of our registered securities. The Company made reimbursement payments of $77,847 for organization and offering expenses to the Advisor.

The net proceeds received from the Offering, after deducting the total expenses incurred as described above, were $48,288,668.

For the nine months ended September 30, 2018, the Company used proceeds of $24,294,722 to purchase interests in real estate-related assets, and proceeds of $19,018,052 to purchase the FM Property.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

During the nine months ended September 30, 2018, the Company received one eligible redemption request for $27,622, which was redeemed in October 2018.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits listed below are included, or incorporated by reference, in this Quarterly Report on Form 10-Q.

EXHIBITS INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
3.1

Second Articles of Amendment and Restatement of Rodin Global Property Trust, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 12, 2017)

3.2

Articles of Amendment to the Second Articles of Amendment and Restatement of Rodin Global Property Trust, Inc., dated June 6, 2018 (incorporated by reference to the Company’s Form 10-Q filed with the SEC on August 13, 2018)

3.3	Second Amended and Restated Bylaws of Rodin Global Property Trust, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 12, 2017)

4.1	Form of Subscription Agreement (filed as Appendix A to the Prospectus Supplement No. 3 filed with the SEC on July 19, 2018 and incorporated by reference herein)

4.2	Form of Distribution Reinvestment Plan (filed as Appendix B to the Prospectus, filed with the SEC on April 25, 2018 and incorporated by reference herein)

10.11

Agreement of Purchase and Sale by and between ADS Place Phase III, LLC, and Cantor Real Estate Investment Management Investments, LLC dated June 28, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on July 31, 2018)

10.12

Loan Agreement between 3075 Loyalty Circle Owner, LLC and Cantor Commercial Real Estate Lending, L.P. dated July 31, 2018 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on July 31, 2018)

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

Dated: November 14, 2018