Form 10-K
period 2018-12-31
RODIN GLOBAL PROPERTY TRUST, INC.
filed 2019-03-27
CIK 1666244

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The aggregate market value of the common stock held by non-affiliates of the Registrant: No established market exists for the Registrant’s common stock. As of March 26, 2019, the registrant had 2,386,822 Class A shares, 549,510 Class I shares, and 1,052,030 Class T shares of $0.01 par value common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the definitive proxy statement related to the registrant’s 2019 Annual Meeting of Stockholders to be filed hereafter are incorporated by reference into Part III (Items 10, 11, 12, 13 and 14) of this Annual Report on Form 10-K.

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

These factors include, but are not limited to the following:

•	The ability of Rodin Global Property Trust, Inc. (the “Company”) to successfully raise capital in the Offering (as defined below);
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

On February 2, 2016, the Company was capitalized with a $200,001 investment by CFI. The Company has registered with the SEC an offering of up to $1.25 billion in shares of common stock, consisting of up to $1.0 billion in shares in the Company’s primary offering (“Primary Offering”) and up to $250 million in shares pursuant to its distribution reinvestment plan (the “DRP”, and together with the Primary Offering, the “Offering”). The Company’s Registration Statement was declared effective by the SEC on March 23, 2017. On May 18, 2017, the Company satisfied the minimum offering requirement as a result of the purchase of $2.0 million in Class I shares by CFI (the “Minimum Offering Requirement”). As of March 26, 2019, the Company had sold 2,337,934 Class A shares, 1,035,724 Class T shares and 545,860 Class I shares of common stock in the Primary Offering, as well as 40,708 Class A shares, 16,306 Class T shares and 3,650 Class I shares in the DRP for aggregate net proceeds of $98,186,589.

The Company determines its net asset value as of the end of each quarter. Net Asset Value (“NAV”), as defined, is calculated consistent with the procedures set forth in the Company’s prospectus and excludes any organization and offering expenses paid by the Advisor on the Company’s behalf (other than selling commissions, dealer manager fees and distribution fees) (“O&O Costs”), with such costs to be reflected in the Company’s NAV to the extent the Company reimburses the Advisor for these costs. The board of directors adjusts the offering prices of each class of shares such that the purchase price per share for each class equals the NAV per share as of the most recent valuation date, as determined on a quarterly basis, plus applicable upfront selling commissions and dealer manager fees, less the portion of selling commissions and all of the dealer manager fees paid by CFI (“Sponsor Support”), up to a total of 4.0% of gross offering proceeds from the sale of Class A shares and Class T shares, and up to a total of 1.5% of gross offering proceeds from the sale of Class I shares, incurred in connection with the Offering. The Company intends to publish any adjustment to the NAV and the corresponding adjustments to the offering prices of its shares ordinarily within 45 days after the end of the applicable fiscal quarter. As of December 31, 2018, the Company’s NAV was $25.26 per Class A share, $25.24 per Class T share and $25.26 per Class I share. Effective February 25, 2019, the new offering price was $26.59 per Class A share, $25.76 per Class T share and $25.26 per Class I share. For further discussion of the Company’s NAV calculation, please see “—Net Asset Value”.

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

As of December 31, 2018, the Company owned the following investments:

•	A retail property located in Grand Rapids, Michigan (the “GR Property”).
•	An office property located in Fort Mill, South Carolina (the “FM Property”).
•	A majority interest in an office property located in Columbus, Ohio (the “CO Property”).
•	A flex industrial property located in Lewisville, TX (the “Lewisville Property”).
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

Conflicts of Interests

The Advisor faces conflicts of interest relating to performing services on our behalf and such conflicts may not be resolved in our favor, meaning that we could acquire less attractive assets, which could limit our ability to make distributions and reduce your overall investment return.

The Advisor is an indirect subsidiary of Cantor Fitzgerald, L.P. (“Cantor”) and is organized to provide asset management and other services to us. Cantor controls Cantor Commercial Real Estate (“CCRE”), BGC Partners, Inc. (“BGC”), Newmark Group, Inc. (“Newmark”) and a number of other financial services businesses, including our dealer manager, Cantor Fitzgerald & Co. (the “Dealer Manager”), and sponsors another non-traded REIT, Rodin Income Trust, Inc. (“RIT”) (collectively, the “Cantor Companies”).

We rely on the investment professionals of the Advisor and certain of its affiliates to identify suitable investment opportunities for our Company. Our investment strategy may overlap with some of the strategies of other Cantor Companies. CCRE is primarily in the business of originating and securitizing whole mortgage loans secured by commercial real estate. RIT focuses on originations of mortgage and mezzanine loans secured mainly by commercial real estate. Newmark does not currently acquire properties or interests in real estate properties, however, through its Berkeley Point business, it originates multifamily loans distributed through the GSE programs of Fannie Mae and Freddie Mac, as well as through HUD programs.  In addition, in the course of Newmark’s business, it may generate fees from the referral of loan opportunities to third parties. The persons comprising CCRE’s and Newmark’s day to day management are different than our investment professionals. However, both lines of business are affiliates and under common control with CFI. Neither CCRE, RIT, nor Newmark nor any other Cantor Company is restricted from competing with our business, whether by originating or acquiring loans that might be suitable for origination or acquisition by us, or by referring investment opportunities to third parties in exchange for fees. In addition, CCRE, RIT and Newmark are not required to refer such opportunities to us. Investment opportunities sourced by the investment professionals of CCRE, Newmark or any other Cantor Company not controlled by CFI, to the extent not pursued by such company, will be allocated by such company in its sole discretion. The investment professionals responsible for sourcing investments for CFI are generally different than the investment professionals responsible for sourcing investments for other Cantor Companies and to the extent there is overlap, such investment professionals will first present suitable opportunities to CFI.

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

We intend to invest primarily in commercial real estate-related assets; therefore, our results will be affected by factors that affect the commercial real estate industry, including volatility in economic conditions and fluctuations in interest rates.

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

In addition, if our tenants are concentrated in any particular industry, any adverse economic developments in such industry could expose us to additional risks. These concentration risks could negatively impact our operating results and affect our ability to make distributions to our stockholders.

As of December 31, 2018, 42% of our investments were concentrated in Ohio, 25% in South Carolina, 15% in Texas, 9% in Michigan, 7% in Oklahoma and 2% in Arkansas. In addition, our portfolio of real estate assets had the following industry concentration: 65% office, 20% retail and 15% industrial. As of December 31, 2018, we have four tenants that occupy more than ten percent of the real property we own interests in: Walgreen Co., Daimler Trucks North America LLC, Comenity Servicing, LLC, a subsidiary of Alliance Data Systems Corporation which serves as the guarantor of the lease (collectively referred to as ADS) and Hoya Optical Labs of America, a subsidiary of HOYA Corporation which serves as the guarantor of the lease (collectively referred to as Hoya). Walgreens is primarily engaged in the sale of prescription drugs and provision of pharmacy-related services and the sale of healthcare and retail products including non-prescription drugs, beauty, toiletries and general merchandise. Daimler is primarily engaged in the commercial transportation industry. ADS is primarily engaged in the loyalty marketing services industry. Hoya is primarily engaged in the healthcare industry as a leading supplier of healthcare products.

We have no established investment criteria limiting the size of each investment we make. If we have an investment that represents a material percentage of our assets and that investment experiences a loss, the value of our stockholders’ investment in us could be significantly diminished.

We are not limited in the size of any single investment we may make and certain of our investments may represent a significant percentage of our assets. We may be unable to raise significant capital and invest in a diverse portfolio of assets which would increase our asset concentration risk. Any such investment may carry the risk associated with a significant asset concentration. Should any investment representing a material percentage of our assets, experience a loss on all or a portion of the investment, we could experience a material adverse effect, which would result in the value of our stockholders’ investment in us being diminished. As of December 31, 2018, we have only made five investments and, as a result, each individual investment represents a significant portion of our portfolio.

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

We have and may continue to enter into joint ventures with one or more of our affiliates or third parties to make investments. We may also make investments in partnerships or other co-ownership arrangements or participations. Such investments may involve risks not otherwise present with other methods of investment, including, for example, the following risks:

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

In raising funds for investment, we face competition from other funds with similar investment objectives that seek to raise funds from investors through publicly registered, non-traded funds, publicly-traded funds and private funds. This competition, as well as any change in the attractiveness to investors of an investment in the types of assets to be held by us, relative to other types of investments, could adversely affect our ability to raise funds for future investments. We face competition for the acquisition of commercial properties and real estate-related assets from insurance companies, credit companies, pension funds, private individuals, investment companies and other REITs. We also face competition from institutions that provide or arrange for other types of commercial financing through private or public offerings of equity or debt or traditional bank financings. These institutions may accept greater risk or lower returns, allowing them to offer more attractive terms to prospective tenants. In addition, the Advisor’s evaluation of the acceptability of rates of return on our behalf will be affected by our relative cost of capital. Thus, to the extent our fee structure and cost of fundraising is higher than our competitors, we may be limited in the amount of new acquisitions we are able to make.

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

We have and may continue to originate or invest in mezzanine loans that take the form of subordinated loans secured by a pledge of the ownership interests of the entity owning the real property or an entity that owns (directly or indirectly) the interest in the entity owning the real property. These types of investments may involve a higher degree of risk than long-term senior mortgage lending secured by income-producing real property because the investment may become unsecured as a result of foreclosure by the senior lender. In the event of a bankruptcy of the entity providing the pledge of its ownership interests as security, we may not have full recourse to the assets of such entity, or the assets of the entity may not be sufficient to satisfy our mezzanine loan. If a borrower defaults on our mezzanine loan or debt senior to our loan, or in the event of a borrower bankruptcy, our mezzanine loan will be satisfied only after the senior debt. As a result, we may not recover some or all of our investment. In addition, mezzanine loans may have higher loan-to-value ratios than conventional mortgage loans, resulting in less equity in the real property and increasing the risk of loss of principal.

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

If there is a shortfall between the revenues from our real estate investments and the cash flow needed to service our borrowings, then the amount available for distributions to stockholders may be reduced. In addition, incurring mortgage debt increases the risk of loss since defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. In that case, we could lose the investment securing our borrowings that is in default, thus reducing the value of our stockholders’ investment. We may give full or partial guarantees to lenders of our borrowings to the entities that own our investments. When we provide a guaranty on behalf of an entity that owns one of our investments, we will be responsible to the lender for satisfaction of the debt if it is not paid by such entity. If any mortgages contain cross-collateralization or cross-default provisions, a default on a single investment could affect multiple investments. If any of our investments are foreclosed upon due to a default, our ability to pay cash distributions to our stockholders will be adversely affected which could result in our losing our REIT status and would result in a decrease in the value of our stockholders’ investment. As of December 31, 2018, the Company’s debt to tangible assets ratio was 44.0%.

Lenders may require us to enter into restrictive covenants relating to our operations, which could limit our ability to make distributions.

When providing financing, a lender may impose restrictions on us that affect our distribution and operating policies and our ability to incur additional borrowings. Financing agreements that we may enter into may contain covenants that limit our ability to further incur borrowings, restrict distributions or that prohibit us from discontinuing insurance coverage or replacing the Advisor. These or other limitations would decrease our operating flexibility and our ability to achieve our operating objectives, including making distributions.

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

We have and may continue to incur borrowings in the future. To the extent that we incur variable rate borrowings, increases in interest rates would increase our interest costs, which could reduce our cash flow and our ability to pay distributions. In addition, if we need to repay existing borrowings during periods of rising interest rates, we could be required to liquidate one or more of our investments at times that may not permit realization of the maximum return on such investments.

Risks Related to Conflicts of Interest

The Advisor and its affiliates, including all of our executive officers and some of our directors and other key real estate professionals, will face conflicts of interest caused by their compensation arrangements with us, which could result in actions that are not in the best interests of our stockholders.

Our executive officers and the key real estate professionals relied upon by the Advisor are compensated by the Advisor and its affiliates. The Advisor and its affiliates will receive substantial fees from us. These fees could influence the Advisor’s advice to us as well as the judgment of affiliates of the Advisor. Among other matters, these compensation arrangements could affect their judgment with respect to:

•	the continuation, renewal or enforcement of our agreements with the Advisor and its affiliates, including the Advisory Agreement (as defined below) and the dealer manager agreement;
•	offerings of equity by us, which entitle the Dealer Manager to dealer-manager fees and will likely entitle the Advisor to increased asset management fees;
•	sales of investments, which entitle the Advisor to disposition fees and possible subordinated incentive fees;
•

acquisitions of investments and originations of loans, which entitle the Advisor to asset management fees and, in the case of acquisitions of investments from other Cantor Companies or affiliates, might entitle affiliates of the Advisor to disposition fees and other fees in connection with its services for the seller;

•	borrowings to acquire investments and to originate loans, which borrowings will increase the asset management fees payable to the Advisor;
•	whether and when we seek to list our common stock on a national securities exchange, which listing could entitle an affiliate of the Advisor to have their special units redeemed; and
•

whether and when we seek to sell the Company or its assets, which sale could entitle CFI to reimbursement of the Sponsor Support and an affiliate of the Advisor to a disposition fee and/or have their special units redeemed.

The fees the Advisor receives in connection with transactions involving the acquisition or origination of an asset are based on the cost of the investment, and not based on the quality of the investment or the quality of the services rendered to us. This may influence the Advisor to recommend riskier transactions to us.

We may compete with other Cantor Companies for investment opportunities for our company, which could negatively impact our ability to locate suitable investments.

Our investment strategy may overlap with some of the strategies of other Cantor Companies. CCRE is primarily in the business of originating and securitizing whole mortgage loans secured by commercial real estate. RIT focuses on the origination of mortgage loans secured mainly by commercial real estate. Opportunities to originate or acquire such loans by CCRE or RIT may be competitive with some of our potential investments. Although Newmark does not currently acquire properties or interests in real estate properties, through its Berkeley Point business, it originates multifamily loans distributed through the GSE programs of Fannie Mae and Freddie Mac, as well as through HUD programs. In addition, in the course of Newmark’s business, it may generate fees from the referral of loan opportunities to third parties. Members of CCRE’s and Newmark’s day to day management teams are generally different than our investment professionals. However, both lines of business are under common control with us. CCRE, RIT, and Newmark and their respective subsidiaries are not restricted from competing with our business, whether by originating or acquiring loans that might be suitable for origination or acquisition by us, or by referring loan opportunities to third parties in exchange for fees. CCRE, RIT, and Newmark are not required to refer any such opportunities to us. The Advisor and its affiliates face conflicts of interest relating to performing services on our behalf and allocating investment opportunities to us, and such conflicts may not be resolved in our favor, meaning we could acquire less attractive assets, which could limit our ability to make distributions and reduce our stockholders’ overall investment return.

Our affiliation with Cantor and the relationships of our executive officers, CFI and the Advisor may not lead to investment opportunities for us.

There can be no assurance that our affiliation with affiliates of CFI or the relationships of our executive officers, CFI and the Advisor will result in investment opportunities or service relationships for us on favorable terms, if at all. If we are unable to generate attractive investment opportunities, we will have fewer investments and our ability to pay distributions will be limited. In addition, certain of our affiliates may be constrained by approvals and/or obligations with respect to third-party investors and as a result may not be able to provide services to us.

The Advisor will face conflicts of interest relating to joint ventures that we may form with affiliates of the Advisor, which conflicts could result in a disproportionate benefit to the other venture partners at our expense.

If approved by a majority of our independent directors, we may enter into joint venture agreements with other Cantor Companies or affiliated entities for the acquisition, development or improvement of properties or other investments. The Advisor and its affiliates, the advisors to the other Cantor Companies and the investment advisers to institutional investors in real estate and real estate-related assets, have some of the same executive officers, directors and other key real estate professionals, and these persons will face conflicts of interest in determining which program or investor should enter into any particular joint venture agreement. These persons may also face a conflict in structuring the terms of the relationship between our interests and the interests of the Cantor-affiliated co-venturer and in managing the joint venture. Any joint venture agreement or transaction between us and a Cantor-affiliated co-venturer will not have the benefit of arm’s-length negotiation of the type normally conducted between unrelated co-venturers. The Cantor-affiliated co-venturer may have economic or business interests or goals that are or may become inconsistent with our business interests or goals. As a result, these co-venturers may benefit to our and our stockholders’ detriment.

The fees we pay to the Advisor and its affiliates in connection with the Offering and in connection with the management of our investments were not determined on an arm’s length basis; therefore, we do not have the benefit of arm’s length negotiations of the type normally conducted between unrelated parties.

The fees to be paid to the Advisor, our dealer manager and other affiliates for services they provide for us were not determined on an arm’s length basis. As a result, the fees have been determined without the benefit of arm’s length negotiations of the type normally conducted between unrelated parties and may be in excess of amounts that we would otherwise pay to third parties for such services.

The Advisor faces conflicts of interest relating to incentive compensation and Sponsor Support structure, which could result in actions that are not necessarily in the long-term best interests of our stockholders.

Under the Advisory Agreement, the Advisor is entitled to fees and other amounts that may result in the Advisor recommending actions that maximize these amounts even if the actions are not in our best interest. Further, because the Advisor does not maintain a significant equity interest in us and is entitled to receive substantial minimum compensation regardless of performance, the Advisor’s interests are not wholly aligned with those of our stockholders. In that regard, the Advisor could be motivated to recommend riskier or more speculative investments in order for us to generate the specified levels of performance or sales proceeds that would entitle the Advisor to incentive compensation. In addition, the Advisor’s entitlement to fees upon the sale of our investments and to participate in net sales proceeds could result in the Advisor recommending sales of our investments at the earliest possible time at which sales of investments would produce the level of return that would entitle the Advisor to compensation relating to such sales, even if continued ownership of those investments might be in our best long-term interest. Upon termination of the Advisory Agreement for any reason, including for cause, the Advisor will be paid all accrued and unpaid fees and expense reimbursements earned prior to the date of termination. In addition, unless the Advisory Agreement was terminated for cause, the special unit holder may be entitled to a one-time payment upon redemption of the special units (based on an appraisal or valuation of our portfolio) in the event that the special unit holder would have been entitled to a subordinated distribution had the portfolio been liquidated on the termination date. In addition, CFI will be entitled to reimbursement for its payment of Sponsor Support. To avoid paying these fees, our independent directors may decide against terminating the Advisory Agreement prior to our listing of our shares of common stock or disposition of our investments even if termination of the Advisory Agreement would be in our best interest. In addition, the requirement to pay the fee to the Advisor upon the Advisor’s termination could cause us to make different investment or disposition decisions than we would otherwise make in order to satisfy our obligation to pay the fee to the Advisor.

The Advisor, the real estate professionals assembled by the Advisor, their affiliates and our officers will face competing demands on their time and this may cause our operations and our stockholders’ investment to suffer.

We rely on the Advisor and the real estate professionals the Advisor has assembled, including Messrs. Lutnick, Carpenter and Bisgay, for the day-to-day operation of our business. Messrs. Lutnick, Carpenter and Bisgay are also executive officers or managers of certain other Cantor Companies and affiliates. As a result of their interests in other Cantor Companies and affiliates, their obligations to other investors and the fact that they engage in and they will continue to engage in other business activities on behalf of themselves and others, Messrs. Lutnick, Carpenter and Bisgay will face conflicts of interest in allocating their time among us, the Advisor and its affiliates, other Cantor Companies as well as other business activities in which they are involved. During times of intense activity in other programs and ventures, these individuals may devote less time and fewer resources to our business than are desirable. As a result, the returns on our investments, and the value of investment in our company, may decline.

Certain of our executive officers and certain of the Advisor’s and its affiliates’ key real estate professionals who perform services for us may perform services for other entities to whom they may also owe duties that will conflict with their duties to us.

Our executive officers and the Advisor’s and its affiliates’ key real estate professionals may provide services for other Cantor Companies. To the extent they do so, they will owe duties to each of these entities, their members and limited partners and investors, which duties may from time-to-time conflict with the fiduciary duties that they owe to us and stockholders. In addition, CFI may grant equity interests in the Advisor and the special unit holder, to certain management personnel performing services for the Advisor. The loyalties of these individuals to other entities and investors could result in action or inaction that is detrimental to our business, which could harm the implementation of our business strategy and our investment opportunities. If we do not successfully implement our business strategy, we may be unable to generate the cash needed to make distributions to stockholders and to maintain or increase the value of our assets.

Because other real estate programs may be offered through our dealer manager concurrently with the Offering, our Dealer Manager may face potential conflicts of interest arising from competition among us and these other programs for investors and investment capital, and such conflicts may not be resolved in our favor.

Our Dealer Manager may also act as the dealer manager for the public and private offerings of other programs sponsored by CFI, other Cantor Companies or unaffiliated sponsors. For example, the Dealer Manager is also the dealer manager for the public offering of RIT, a non-traded REIT sponsored by CFI and formed to originate mortgage loans secured primarily by commercial real estate and other real-estate related assets. In addition, future programs sponsored by CFI, other Cantor Companies or unaffiliated sponsors may seek to raise capital through public offerings conducted concurrently with our Offering. As a result, our Dealer Manager may face conflicts of interest arising from potential competition with these other programs for investors and investment capital. CFI will generally seek to avoid simultaneous offerings by programs that have a substantially similar mix of investment characteristics, including targeted investment types and strategies. Nevertheless, there may be periods during which one or more programs sponsored by CFI will be raising capital and may compete with us for investment capital. Such conflicts may not be resolved in our favor and our stockholders will not have the opportunity to evaluate the manner in which these conflicts of interest are resolved before or after making their investment.

Risks Related to Investment in Our Common Stock

We are a recently formed company with limited operating history which makes our future performance difficult to predict.

We are a recently formed company with limited operating history and may not be able to meet our investment objectives. We were incorporated in the State of Maryland on February 2, 2016, and as of December 31, 2018 we have made limited investments in real estate properties. Moreover, if our capital resources are insufficient to support our operations, we will not be successful.

Our stockholders should consider our prospects in light of the risks, uncertainties and difficulties frequently encountered by companies that are, like us, in their early stage of development. To be successful in this market, we or the Advisor must, among other things:

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

We will seek to invest substantially all of the net proceeds from the primary offering after the payment of fees and expenses in income-producing commercial properties and other real estate-related assets. Because we have only made few investments to date and have not identified any other investments that we may make, we are not able to provide stockholders with any information to assist them in evaluating the merits of any specific investments that we may make. Because our stockholders will be unable to evaluate the economic merit of assets before we invest in them, they will have to rely entirely on the ability of the Advisor to select suitable and successful investment opportunities. We cannot predict our actual allocation of assets at this time because such allocation will also be dependent, in part, upon the amount of financing we are able to obtain, if any, with respect to each asset class in which we invest. Furthermore, our board of directors will have broad discretion in implementing policies regarding tenant or mortgagor creditworthiness and our stockholders will not have the opportunity to evaluate potential tenants, managers or borrowers. These factors increase the speculative nature of an investment in us.

If we pay cash distributions from sources other than our cash flow from operations, we will have less funds available for investments and our stockholders’ overall return may be reduced.

Our organizational documents do not restrict us from paying distributions from any source and do not restrict the amount of distributions we may pay from any source, including proceeds from the Offering or the proceeds from the issuance of securities in the future, other third party borrowings, advances from the Advisor or CFI or from the Advisor’s deferral or waiver of its fees under the Advisory Agreement. Distributions paid from sources other than current or accumulated earnings and profits, particularly during the period before we have substantially invested the net proceeds from the Offering, may constitute a return of capital for tax purposes. From time to time, particularly during the period before we have substantially invested the net proceeds from the Offering, we may generate taxable income greater than our taxable income for financial reporting purposes, or our taxable income may be greater than our cash flow available for distribution to stockholders. In these situations we may make distributions in excess of our cash flow from operations, investment activities and strategic financings to satisfy the REIT distribution requirement. In such an event, we would look first to other third party borrowings to fund these distributions. If we fund distributions from financings, the net proceeds from the Offering or sources other than our cash flow from operations, we will have less funds available for investment in income-producing commercial properties and other real estate-related assets and stockholders overall return may be reduced. In addition, if the aggregate amount of cash we distribute to stockholders in any given year exceeds the amount of our taxable income generated during the year, the excess amount will either be (1) a return of capital or (2) a gain from the sale or exchange of property to the extent that a stockholder’s basis in our common stock equals or is reduced to zero as the result of our current or prior year distributions. Such distributions may effectively dilute or reduce the value of the stockholders remaining interest in our company’s net asset value.

Pursuant to a distribution support agreement, in certain circumstances where our cash distributions exceed MFFO, CFI will purchase up to $5.0 million of Class I Shares (which includes the shares CFI has purchased in order to satisfy the minimum offering) at the then current offering price per Class I Share net of dealer manager fees to provide additional cash to support distributions to our stockholders. The sale of these shares will result in the dilution of the ownership interests of our public stockholders. Upon termination or expiration of the distribution support agreement, we may not have sufficient cash available to pay distributions at the rate we had paid during preceding periods or at all. If we pay distributions from sources other than our cash flow from operations, we will have less cash available for investments, we may have to reduce our distribution rate, our net asset value may be negatively impacted and our stockholders overall return may be reduced. As of December 31, 2018, the Company has declared distributions of $3,490,489, of which 44% were paid using proceeds from the Offering, including $1,069,331 from the purchase of additional shares by CFI.

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

In order to disclose a quarterly NAV, we are reliant on the parties that we engage for that purpose, in particular Robert A. Stanger & Co. (the “Independent Valuation Firm”).

In order to disclose a quarterly NAV, our board of directors, including a majority of our independent directors, has adopted valuation procedures and has engaged the Independent Valuation Firm to value our investment assets and liabilities and to calculate our NAV on a quarterly basis. We may also engage other independent third parties to assist in the valuation of our investment assets and liabilities. Our board of directors, including a majority of our independent directors, may replace the Independent Valuation Firm with another third party or retain another third-party firm to calculate the NAV for each of our share classes, if it is deemed appropriate to do so. Although our board of directors, with the assistance of the Advisor, oversees all of these parties and the reasonableness of their work product, we will not independently verify our NAV or the components thereof, such as the appraised values of our properties. Our management’s assessment of the market values of our properties may also differ from the appraised values of our properties as determined by the Independent Valuation Firm. If the parties engaged by us to determine our quarterly NAV are unable or unwilling to perform their obligations to us, our NAV could be inaccurate or unavailable, and we could decide to suspend the Offering and our share repurchase program.

Our NAV is not subject to GAAP, will not be independently audited and will involve subjective judgments by the Independent Valuation Firm and other parties involved in valuing our assets and liabilities.

Our valuation procedures and our NAV are not subject to GAAP and will not be subject to independent audit. Our NAV may differ from equity (net assets) reflected on our audited financial statements, even if we are required to adopt a fair value basis of accounting for GAAP financial statement purposes. Additionally, we are dependent on the Advisor to be reasonably aware of material events specific to our properties (such as tenant disputes, damage, litigation and environmental issues) that may cause the value of a property to change materially and to promptly notify the Independent Valuation Firm so that the information may be reflected in the calculation of our NAV. In addition, the implementation and coordination of our valuation procedures include certain subjective judgments of the Advisor, such as whether the Independent Valuation Firm should be notified of events specific to our properties that could affect their valuations, as well as of the Independent Valuation Firm and other parties we engage, as to whether adjustments to asset and liability valuations are appropriate. Accordingly, stockholders must rely entirely on our board of directors to adopt appropriate valuation procedures and on the Independent Valuation Firm and other parties we engage in order to arrive at our NAV, which may not correspond to realizable value upon a sale of our assets.

Our board of directors, including a majority of our independent directors, may adopt changes to the valuation procedures.

Each year our board of directors, including a majority of our independent directors, will review the appropriateness of our valuation procedures and may, at any time, adopt changes to the valuation procedures. For example, we currently exclude amounts owed to the Advisor for reimbursement of O&O Costs, consistent with our valuation procedures. We also do not currently include any enterprise value or real estate acquisition costs in our assets calculated for purposes of our NAV. If we acquire real property assets as a portfolio, we may pay a premium over the amount that we would pay for the assets individually. Other public REITs may use different methodologies or assumptions to determine their NAV. As a result, it is important that our stockholders pay particular attention to the specific methodologies and assumptions we use to calculate our NAV. Our board of directors may change these or other aspects of our valuation procedures, which changes may have an adverse effect on our NAV and the price at which shares may be repurchased under our share repurchase program. See the “Net Asset Value Calculation and Valuation Procedures” section of the Company’s prospectus for more details regarding our valuation methodologies, assumptions and procedures.

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

The Advisory Agreement provides that any operating expenses which have not been invoiced by the Advisor will not become our obligations. Without these provisions in the Advisory Agreement, such operating expenses, if invoiced, would likely be recorded as liabilities of ours, which, in turn, would likely have a negative effect on our NAV per share. The Advisory Agreement provides that the Advisor will not invoice us for any reimbursement if the impact of such would result in the incurrence of an obligation in an amount that would result in our NAV per share for any class of shares to be less than $25.00. We may, however, incur and record an obligation to reimburse the Advisor, even if it would result in our NAV per share for any class of shares for such quarter to be less than $25.00, if our board of directors determines that the reasons for the decrease of our NAV per share below $25.00 were unrelated to our obligation to reimburse the Advisor for operating expenses. The Advisory Agreement also provides that the Advisor may be reimbursed for previously unbilled operating expenses for prior periods in any subsequent quarter, subject to certain limitations, including the limitation related to the NAV per share of $25.00 referenced above and the 2%/25% limitation described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Related Party Transactions – Fees and Expenses – Other Operating Expenses” below. The incurrence of previously unbilled operating expenses likely will have a negative effect on our NAV per share. As of December 31, 2018, the Advisor has incurred $5,157,447 of unreimbursed operating expenses, including $3,298,014 of unreimbursed operating expenses that have not been invoiced to us.

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

In addition, our stockholders do not have preemptive rights. Our board may elect to (i) sell additional shares in the Offering or future public offerings, including through the DRP, (ii) issue equity interests in private offerings, (iii) issue shares to the Advisor, or its successors or assigns, in payment of an outstanding fee obligation or (iv) issue shares of our common stock to sellers of assets we acquire in connection with an exchange of limited partnership interests of the Operating Partnership. To the extent we issue additional equity interests, investors who purchase shares in the Offering who do not participate in those other stock issuances will experience dilution in their percentage ownership of our outstanding shares. In addition, depending upon the terms and pricing of any additional offerings, the use of the proceeds and the value of our investments, investors may also experience dilution in the book value and fair value of their shares and in the earnings and distributions per share. Furthermore, investors may experience a dilution in the value of their shares depending on the terms and pricing of any share issuances (including the shares being sold in the Offering) and the value of our assets at the time of issuance.

Our ability to implement our investment strategy is dependent, in part, upon the ability of our Dealer Manager to successfully conduct the Offering, which makes an investment in us more speculative.

We have retained Cantor Fitzgerald & Co., an affiliate of CFI and the Advisor, to conduct the Offering as our Dealer Manager. The Dealer Manager has not previously acted as a dealer manager for this type of offering or raised proceeds through a similar distribution system. The success of the Offering, and our ability to implement our business strategy, is dependent upon the ability of the Dealer Manager to build and maintain a network of broker-dealers to sell our shares to their clients. If the Dealer Manager is not successful in establishing, operating and managing this network of broker-dealers, our ability to raise proceeds through the Offering will be limited and we may not have adequate capital to implement our investment strategy. In addition, if the Dealer Manager has difficulties selling our shares of common stock, the amount of proceeds we raise in the Offering may be substantially less than the amount we would need to create a diversified portfolio of investments, which could result in less diversification in terms of the type, number and size of investments that we make. If we are unsuccessful in implementing our investment strategy, stockholders could lose all or a part of their investment.

CFI and its affiliates have not sponsored prior real estate investment programs that otherwise would be required to be disclosed under applicable rules and regulations of the SEC, which means that stockholders will be unable to assess their prior performance with other investment programs.

CFI and its affiliates have not sponsored prior real estate investment programs that otherwise would be required to be disclosed under applicable rules and regulations of the SEC. Accordingly, the prospectus for the Offering does not contain any information concerning prior performance of CFI and its affiliates, which means that stockholders will be unable to assess any results from their prior activities before deciding whether to purchase our shares of common stock.

The loss of or the inability to obtain key real estate professionals at the Advisor could delay or hinder implementation of our investment strategies, which could limit our ability to make distributions and decrease the value of our stockholders’ investment.

Our success depends upon the contributions of Messrs. Lutnick, Carpenter and Bisgay. The Advisor does not have an employment agreement with any of these key personnel and we cannot guarantee that all, or any particular one, will remain affiliated with us and/or the Advisor. If any of these persons were to cease their association with us, whether because they are internalized into other Cantor sponsored programs, or otherwise, our operating results could suffer. We do not intend to maintain key person life insurance on any person. We believe that our future success depends, in large part, upon the Advisor’s and its affiliates’ ability to attract and retain highly skilled managerial, operational and marketing professionals. There is competition for such professionals, and the Advisor and its affiliates may be unsuccessful in attracting and retaining such skilled individuals. If we lose or are unable to obtain the services of highly skilled professionals our ability to implement our investment strategies could be delayed or hindered, and the value of our stockholders’ investment may decline.

If we internalize our management functions, stockholders’ interests in us could be diluted and we could incur other significant costs associated with being self-managed.

Our board of directors may decide in the future to internalize our management functions. If we do so, we may elect to negotiate to acquire assets of the Advisor and/or to directly employ the personnel of CFI or its affiliates that the Advisor utilizes to perform services on its behalf for us.

Additionally, while we would no longer bear the cost of the various fees and expenses we expect to pay to the Advisor under the Advisory Agreement, our additional direct expenses would include general and administrative costs, including certain legal, accounting and other expenses related to corporate governance, SEC reporting and compliance matters that otherwise would be borne by the Advisor. We would also be required to employ personnel and would be subject to potential liabilities commonly faced by employers, such as workers disability and compensation claims, potential labor disputes and other employee-related liabilities and grievances as well as incur the compensation and benefits costs of our officers and other employees and consultants that will be paid by the Advisor or its affiliates. We may issue equity awards to officers, employees and consultants of the Advisor or its affiliates in connection with an internalization transaction, which awards would decrease net income and MFFO and may further dilute stockholders’ investment. We cannot reasonably estimate the amount of fees to the Advisor we would save or the costs we would incur if we became self-managed. If the expenses we assume as a result of an internalization are higher than the expenses we avoid paying to the Advisor, our net income and MFFO would be lower as a result of the internalization than it otherwise would have been, potentially decreasing the amount of cash available to distribute to our stockholders and the value of our shares.

Internalization transactions involving the acquisition of advisors affiliated with entity sponsors have also, in some cases, been the subject of litigation. Even if these claims are without merit, we could be forced to spend significant amounts of money defending claims which would reduce the amount of funds available for us to invest and cash available to pay distributions.

If we internalize our management functions, we could have difficulty integrating these functions as a stand-alone entity. Currently, the Advisor and/or its affiliates perform portfolio management and general and administrative functions, including accounting and financial reporting, for multiple entities. These personnel have substantial know-how and experience which provides us with economies of scale. We may fail to properly identify the appropriate mix of personnel and capital needs to operate as a stand-alone entity. Certain key employees may not become our employees but may instead remain employees of CFI or its affiliates. An inability to manage an internalization transaction effectively could result in our incurring excess costs and suffering deficiencies in our disclosure controls and procedures or our internal control over financial reporting. Such deficiencies could cause us to incur additional costs and our management’s attention could be diverted from most effectively managing our investments.

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

Payment of fees to the Advisor and its affiliates will reduce cash available for investment and distribution and increases the risk that our stockholders will not be able to recover the amount of their investment in our shares.

The Advisor and its affiliates will perform services for us in connection with the selection, acquisition, origination, management, and administration of our investments. We will pay them substantial fees for these services, which will result in immediate dilution to the value of our stockholders’ investment and will reduce the amount of cash available for investment or distribution to stockholders. Compensation to be paid to the Advisor may be increased, subject to approval by our board of directors, including a majority of our independent directors, and the other limitations in the Advisory Agreement and charter, which would further dilute our stockholders’ investment and reduce the amount of cash available for investment or distribution to stockholders. Depending primarily upon the number of shares of each class we sell in our primary offering and assuming that 40% of the proceeds are from the sale of Class A Shares, 50% of the proceeds are from the sale of Class T Shares and 10% of the proceeds are from the sale of Class I Shares, we estimate that we will use 96.6% (assuming the full payment of Sponsor Support and all shares available pursuant to our DRP are sold) of the gross proceeds from the primary offering for investments.

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

Neither we nor the Operating Partnership nor any of the subsidiaries of the Operating Partnership intend to register as an investment company under the Investment Company Act. We intend to make investments and conduct our operations so that we are not required to register as an investment company. If we were obligated to register as an investment company, we would have to comply with a variety of substantive requirements under the Investment Company Act that impose, among other things:

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

Because we are a holding company that conducts its businesses through subsidiaries in order to comply with the 40% test, the securities issued by our subsidiaries that rely on the exclusion from the definition of “investment company” in Section 3(c)(1) or 3(c)(7) of the Investment Company Act, together with any other investment securities we may own directly, may not have a combined value in excess of 40% of the value of our total assets on an unconsolidated basis. This requirement limits the types of businesses in which we may engage through these joint venture partnerships and subsidiaries. For the purposes of the 40% test, however, we take the position that general partnership interests in joint ventures structured as general partnerships are not considered securities at all and thus are not investment securities. We must monitor our holdings and those of the Operating Partnership to ensure that the value of their investment securities does not exceed 40% of their respective total assets (exclusive of U. S. government securities and cash items) on an unconsolidated basis. Through the Operating Partnership’s subsidiaries, we and the Operating Partnership will be primarily engaged in the non-investment company businesses of these subsidiaries, namely the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.

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

The Company has elected and qualified to be taxed as a REIT for U.S. federal income tax purposes beginning with the taxable year ending December 31, 2017. We have received the opinion of our U.S. federal income tax counsel, Greenberg Traurig, LLP, in connection with the Offering and with respect to our qualification as a REIT, although we do not intend to request a ruling from the Internal Revenue Service as to our REIT status. The opinion of Greenberg Traurig, LLP represents only the view of our counsel based on our counsel’s review and analysis of existing law and on certain representations as to factual matters and covenants made by us, including representations relating to the values of our assets and the sources of our income and is not binding on the Internal Revenue Service or any court. Greenberg Traurig, LLP has no obligation to advise us or the holders of our common stock of any subsequent change in the matters stated, represented or assumed in its opinion or of any subsequent change in applicable law. Furthermore, both the validity of the opinion of Greenberg Traurig, LLP and our qualification as a REIT will depend on our satisfaction of numerous requirements (some on an annual and quarterly basis) established under highly technical and complex provisions of the Code, for which there are only limited judicial or administrative interpretations, and involves the determination of various factual matters and circumstances not entirely within our control. The complexity of these provisions and of the applicable income tax regulations that have been promulgated under the Code is greater in the case of a REIT that holds its assets through a partnership, as we do. Moreover, no assurance can be given that legislation, new regulations, administrative interpretations or court decisions will not change the tax laws with respect to qualification as a REIT or the U.S. federal income tax consequences of that qualification.

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

Even though we have qualified as a REIT for federal income tax purposes, we may be subject to other tax liabilities that reduce our cash flow and our ability to make distributions.

Even though we have qualified as a REIT for federal income tax purposes, we may be subject to some federal, state and local taxes on our income or property. For example:

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

Legislation enacted in 2003 and modified in 2005, 2010 and 2013 generally reduces the maximum tax rate for dividends payable to certain shareholders who are domestic individuals, trusts and estates to 20%. Dividends payable by REITs, however, are generally not eligible for the reduced rates. Although this legislation does not adversely affect the taxation of REITs or dividends paid by REITs, the more favorable rates applicable to regular corporate dividends could cause certain investors to perceive investments in REITs to be relatively less attractive than investments in stock of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our common stock. Notwithstanding the foregoing, however, effective January 1, 2018, ordinary income dividends of a REIT (excluding distributions traceable to the dividends paid by a TRS of such REIT), are generally eligible for a 20% deduction from the taxable income of an individual including such dividends in their net taxable income.

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

With respect to the annual valuation requirements described above, we will provide a NAV per share for each class of our stock on a quarterly basis. We can make no claim whether such NAV per share will or will not satisfy the applicable annual valuation requirements under ERISA and the Internal Revenue Code. The Department of Labor or the Internal Revenue Service may determine that a plan fiduciary or an IRA custodian is required to take further steps to determine the value of our common stock. In the absence of an appropriate determination of value, a plan fiduciary or an IRA custodian may be subject to damages, penalties or other sanctions.

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

As of December 31, 2018, the Company owned the GR Property, the FM Property, the CO Property, the Lewisville Property, and an interest in the DST, which owns the DST Properties through an investment in real estate-related assets.

On January 2, 2019, the Company, through the Operating Partnership, made the following investments:

•

An investment, made together with a subsidiary of CFI, in a single purpose limited liability entity (the “Pennsylvania SPE”) which entered into a joint venture agreement (the “Pennsylvania JV”) with a subsidiary of USRA Net Lease III Capital Corp (“USRA”). The Pennsylvania JV is the sole member of an entity that purchased a cold storage and warehouse distribution facility located in Denver, Pennsylvania (the “PA Property”). The PA Property is 100% leased to New Albertsons L.P., which is a subsidiary of Albertsons Companies Inc. (“Albertsons”). For further information regarding the investment, refer to “Note 14—Subsequent Events” in the accompanying consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data”.

•

An investment, together with CFI, through a single purpose limited liability entity (the “Illinois SPE”). The Company, through the Illinois SPE, originated a fixed rate, subordinate mezzanine loan to Chicago Grocery Mezz B, LLC (the “IL Mezz B Borrower”), which is owned and controlled by USRA, for the acquisition of a cold storage and warehouse distribution facility located in Melrose Park, Illinois (the “IL Property”). The IL Property is 100% leased to New Albertsons L.P., which is a subsidiary of Albertsons. For further information regarding the investment, refer to “Note 14—Subsequent Events” in the accompanying consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data”.

Principal Executive Offices

Our principal executive and administrative offices are located in leased space at 110 East 59th Street, New York, New York 10022. We consider these facilities to be suitable and adequate for the management and operations of our business.

Item 3. Legal Proceedings.

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of December 31, 2018, we were not involved in any material legal proceedings.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

As of March 26, 2019, we had approximately 3,988,362 shares of common stock outstanding, held by a total of 1,959 stockholders of record. There is no established trading market for our common stock. Therefore, there is a risk that a stockholder may not be able to sell our stock at a time or price acceptable to the stockholder, or at all. Unless and until our shares are listed on a national securities exchange, we do not expect that a public market for the shares will develop.

On October 17, 2016, the Company filed a registration statement with the SEC on Form S-11 in connection with the Offering of up to $1.25 billion in shares of common stock, consisting of up to $1.0 billion in shares in its Primary Offering and up to $250 million in shares pursuant to its DRP. The registration statement was subsequently declared effective by the SEC on March 23, 2017. On May 18, 2017, the Company satisfied the Minimum Offering Requirement for the Offering as a result of CFI’s purchase of $2.0 million in Class I shares.

The Company determines its NAV as of the end of each quarter. As of December 31, 2018, the Company’s NAV was $25.26 per Class A share, $25.24 per Class T share and $25.26 per Class I share. As of March 27, 2019, the per share purchase price for shares of common stock in the Primary Offering was $26.59 per Class A share, $25.76 per Class T share, and $25.26 per Class I share. The price for each class of shares of common stock in the Company’s DRP was $25.26. The Company’s board of directors adjusts the offering prices of each class of shares such that the purchase price per share for each class equals the NAV per share as of the most recent valuation date, as determined on a quarterly basis, plus applicable upfront selling commissions and dealer manager fees, less applicable Sponsor Support.

The Company’s shares of common stock consist of Class A shares, Class T shares and Class I shares, all of which are collectively referred to herein as shares of common stock. As of December 31, 2018, the Company’s total number of authorized common shares was 400,000,000, consisting of 160,000,000 of Class A authorized common shares, 200,000,000 of Class T authorized common shares and 40,000,000 of Class I authorized common shares. The Company has the right to reallocate the shares of common stock offered between the Company’s Primary Offering and the Company’s DRP. The Class A shares, Class T shares and Class I shares have identical rights and privileges, including identical voting rights, but have different upfront selling commissions and dealer manager fees and the Class T shares have an ongoing distribution fee. The per share amount of distributions on Class T shares is lower than the per share amount of distributions on Class A shares and Class I shares because of the on-going distribution fee that is payable with respect to Class T shares sold in the Primary Offering.

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

As of December 31, 2018, the Company received one eligible share repurchase request for a total of $27,622. The shares underlying the redemption request were redeemed in October 2018.

Stockholders

As of March 26, 2019, the Company had sold an aggregate of 3,980,182 shares of its common stock (consisting of 2,378,642 Class A shares, 1,052,030 Class T shares, and 549,510 Class I shares) in the Offering held by 1,959 stockholders of record.

Distributions

The Company’s board of directors has authorized, and the Company has declared, distributions through May 14, 2019, in an amount equal to $0.004253787 per day per share of Class A common stock, Class I common stock and Class T common stock, less, for holders of the shares of Class T common stock, the distribution fees that are payable with respect to shares of Class T common stock. The distributions are payable by the 5th business day following each month end to stockholders of record at the close of business each day during the prior month.

The amount of distribution payable to the Company stockholders is determined by the board of directors and is dependent on a number of factors, including funds available for distribution, the Company’s financial condition, capital expenditure requirements, requirements of Maryland law and annual distribution requirements needed to qualify and maintain its status as a REIT. The Company board of directors may reduce the amount of distributions paid or suspend distribution payments at any time and, therefore, distribution payments are not assured.

To ensure that the Company has sufficient funds to cover cash distributions authorized and declared during the Offering, the Company and CFI entered into a distribution support agreement. The terms of the agreement provide that in the event that cash distributions exceed modified funds from operations (“MFFO”), defined as a supplemental measure to reflect the operating performance of a non-traded REIT, CFI shall purchase Class I shares from the Company in an amount equal to the distribution shortfall, up to $5 million (less the amount from any shares purchased by CFI in order to satisfy the Minimum Offering Requirement). As of December 31, 2018, the Company has received distribution support payments from CFI in the amount of $1,107,657.

For the years ended December 31, 2018 and December 31, 2017, the Company has declared distributions of $3,172,350 and $318,139, respectively, of which $424,967 and $101,174, respectively, was unpaid as of the respective reporting dates and has been recorded as distribution payable on the accompanying consolidated balance sheets. All of the unpaid distributions as of December 31, 2018 and December 31, 2017 were paid during January 2019 and January 2018, respectively. For the years ended December 31, 2018, and December 31, 2017, distributions reinvested pursuant to the Company’s DRP were $996,321 and $55,580 respectively.

The following table provides information regarding distributions declared by the Company as of December 31, 2018.

	Year Ended December 31, 2017	Year Ended December 31, 2018	Total
Distributions
Paid in cash(1)	$161,385	$1,751,062	$2,013,621
Payable(1)	101,174	424,967	424,967
Reinvested in shares	55,580	996,321	1,051,901
Total distributions	$318,139	$3,172,350	$3,490,489

Note:

(1) The amount of distributions payable as of December 31, 2017 was paid in cash during the year ended December 31, 2018, and therefore no longer remains payable as of December 31, 2018. Accordingly, such amount is included in the calculation of total distributions paid in cash as of December 31, 2018. However, the amount of distributions payable as of December 31, 2017 that was paid in cash during the year ended December 31, 2018 is not included in the presentation of distributions paid in cash during the year ended December 31, 2018, as it does not relate to such period.

Distribution Reinvestment Plan

We are offering up to $250 million in shares pursuant to our DRP at the then current NAV per share amount.  We reserve the right to reallocate the shares we are offering among our classes of common stock and between the primary offering and our DRP. We will not pay any selling commissions, dealer manager fees or distribution fees on shares sold pursuant to our DRP. The amount available for distributions on all Class T Shares will be reduced by the amount of distribution fees payable with respect to the Class T Shares issued in the primary offering. All Class T Shares will receive the same per share distributions. We may amend or terminate the DRP for any reason at any time upon 30 days’ notice to the participants. We may provide notice by including such information (a) in a Current Report on Form 8-K or in our annual or quarterly reports, all publicly filed with the SEC or (b) in a separate mailing to the participants. As of December 31, 2018, distributions reinvested pursuant to the Company’s DRP were $1,051,901.

Sales of Unregistered Securities

During the year ended December 31, 2018, the Company did not complete any sales of unregistered securities.

Use of Proceeds

On March 23, 2017, the Company’s Registrations Statement on Form S-11 (File No. 333-214310), was declared effective by the SEC. On May 18, 2017, the Company satisfied the Minimum Offering Requirement as a result of CFI purchasing $2.0 million in Class I shares at $25.00 per share. As of December 31, 2018, the Company’s NAV was $25.26 per Class A share, $25.24 per Class T share and $25.26 per Class I share, plus applicable selling commissions and dealer manager fees. Effective February 25, 2019, the new offering price was $26.59 per Class A share, $25.76 per Class T share and $25.26 per Class I share.

For the year ended December 31, 2018, the Company issued the following shares of common stock and raised the following gross proceeds in connection with the Offering:

	Shares sold	Gross offering proceeds
Offering	2,586,482	$66,927,336

For the period from the commencement of the Offering through December 31, 2018, the Company issued 3,449,206 shares of common stock generating total gross proceeds of $89,028,724 in the Offering.

During this time, the Company also incurred $2,906,154 in selling commissions net of Sponsor Support, and incurred $943,018 of distribution fees, in connection with the issuance and distribution of its registered securities. The company made reimbursement payments of $146,848 for organizational and offering expenses to the Advisor.

The net proceeds received from the Offering, after deducting the total expenses incurred as described above, were $85,032,704.

For the year ended December 31, 2018, the Company used proceeds of $3,867,646 to purchase interests in real estate-related assets. The Company used proceeds of $52,722,808 to purchase the FM Property, the CO Property, and the Lewisville Property.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During the year ended December 31, 2018, the Company received one eligible share repurchase request for a total of $27,622. The shares underlying the redemption request were redeemed in October 2018.

Item 6. Selected Financial Data.

The following selected consolidated historical financial data of the Company should be read in conjunction with Part II, Item 1A. — “Risk Factors”, “Forward Looking Statements”, Part II, Item 7. — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the related notes thereto that appear on pages F-1 to F-34 of this report.

	December 31, 2018	December 31, 2017
Operating Data:
Total revenues	$2,162,955	$222,675
Total operating expenses	(1,702,889)	(2,166,759)
Total other income (expense)	245,283	(8,313)
Net income (loss)	$705,349	$(1,952,397)

Per Share Data:
Net income (loss) per share of common stock	$0.33	$(8.47)
Distributions declared per share of common stock	$0.004253787	$0.004253787

Balance Sheet Data:
Total assets	$139,361,316	$25,749,697
Total liabilities	$59,416,598	$6,874,403
Total equity	$79,944,718	$18,875,294

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

Overview

The Company is a Maryland corporation that has elected and qualified to be taxed as a REIT for U.S. federal income tax purposes beginning with the taxable year ending December 31, 2017. The Company is externally managed by the Advisor, a Delaware limited liability company and wholly owned subsidiary of the Company’s sponsor, CFI. The Company is a commercial real estate company formed to invest in and manage a diversified portfolio of income-producing commercial properties and other real estate-related assets. The Company intends to invest primarily in the acquisition of single-tenant net leased commercial properties located in the U.S., United Kingdom and other European countries.

The Company was incorporated in the State of Maryland on February 2, 2016 under the name Rodin Global Access Property Trust, Inc. On September 12, 2016, the Company changed its name to Rodin Global Property Trust, Inc.

The Company plans to own substantially all of its assets and conduct its operations through the Operating Partnership. The Company is the sole general partner and limited partner of the Operating Partnership and CFI’s wholly owned subsidiary, the Special Unit Holder, is the sole special unit holder of the Operating Partnership.

On February 2, 2016, the Company was capitalized with a $200,001 investment by CFI. The Company has registered the Offering with the SEC. The Company’s Registration Statement for the Offering was declared effective by the SEC on March 23, 2017. On May 18, 2017, the Company satisfied the Minimum Offering Requirement. As of March 26, 2019, the Company had sold 2,337,934 Class A shares, 1,035,724 Class T shares and 545,860 Class I shares of common stock in the Primary Offering, as well as 40,708 Class A shares, 16,306 Class T shares and 3,650 Class I shares in the DRP for aggregate net proceeds of $98,186,589.

The Company determines its NAV as of the end of each quarter. NAV, as defined, is calculated consistent with the procedures set forth in the Company’s prospectus and excludes any O&O Costs, with such costs to be reflected in the Company’s NAV to the extent the Company reimburses the Advisor for these costs. The board of directors adjusts the offering prices of each class of shares such that the purchase price per share for each class equals the NAV per share as of the most recent valuation date, as determined on a quarterly basis, plus applicable upfront selling commissions and dealer manager fees, less Sponsor Support, up to a total of 4.0% of gross offering proceeds from the sale of Class A shares and Class T shares, and up to a total of 1.5% of gross offering proceeds from the sale of Class I shares, incurred in connection with the Offering. The Company intends to publish any adjustment to the NAV and the corresponding adjustments to the offering prices of its shares ordinarily within 45 days after the end of the applicable fiscal quarter. As of December 31, 2018, the Company’s NAV was $25.26 per Class A share, $25.24 per Class T share and $25.26 per Class I share. Accordingly, effective February 25, 2019, the new offering price was $26.59 per Class A share, $25.76 per Class T share and $25.26 per Class I share. For further discussion of the Company’s NAV calculation, please see “—Net Asset Value”.

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

As of December 31, 2018, the Company had made the following investments:

•	The GR Property
•	The FM Property
•	The CO Property
•	The Lewisville Property
•	The DST

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

Operating Highlights

2018 Activity

•	Purchased the remaining 3,868 beneficial interests in the DST totaling $3.9 million, bringing the Company’s total interest in the DST to 100%.
•	Acquired the FM Property for an aggregate acquisition cost of $39.3 million.
•	Acquired the CO Property for an aggregate acquisition cost of $47.0 million.
•	Acquired the Lewisville Property for an aggregate acquisition cost of $14.2 million.
•	Issued approximately 2,586,482 shares of common stock in the Offering for gross proceeds of approximately $66.9 million.
•	Total debt increased by $47.2 million, from $4.4 million to $51.6 million.

Portfolio Information

GR Property

On July 11, 2017, the Company, through the Operating Partnership, acquired the GR Property, at a contract purchase price of $7,936,508, exclusive of closing costs. The fee simple interest in the GR Property is held by a single purpose limited liability company. The GR Property was acquired from Barnes Development Walker, LLC (the “GR Seller”). The GR Seller is a third party and not affiliated with the Company.

The Company funded the purchase of the GR Property with cash from the Offering and a loan from UBS AG.

See below for information regarding the GR Property:

Location:	Grand Rapids, MI
Sector:	Retail
Acquisition Date:	July 2017
Acquisition Purchase Price:	$8,019,247
Sq. Feet:	14,552 sq. ft.

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

Lease Commencement Date(1)	Lease Termination Date	Rentable Square Feet	Annualized Rental Income (first 5 lease years)(2)	Rental Escalations	Tenant Termination Options
July 30, 2007	July 31, 2082	14,552	$500,000	None	On July 31, 2032 and every 5 years thereafter

Note:

(1) Represents the commencement date of the original lease on the GR Property with its previous owner. The Company acquired the GR Property on July 11, 2017, and as such began earning rent from the GR Property at such time.

(2) Represents the annualized rental income for the first five lease years for the GR Property commencing on the date the Company acquired the GR Property, July 11, 2017.

FM Property

On February 1, 2018, the Company, through the Operating Partnership, acquired, together with a subsidiary of CFI, the FM Property, at a contract purchase price of $40,000,000, exclusive of closing costs. The fee simple interest in the FM Property is held by a single purpose limited liability company (the “FM Property SPE”). The FM Property was acquired from LIC Charlotte Office Building, Inc. (the “FM Seller”). The FM Seller is a third party and not affiliated with the Company or CFI.

The Company funded its pro rata portion of the purchase price (approximately $8.4 million) and acquisition expenses with cash from the Offering. The FM Property SPE acquired the FM Property with the proceeds of contributions from its members and a loan from UBS AG.

Subsequent to the date of initial acquisition, the Company purchased additional membership interests in the FM Property SPE from CFI totaling $10,605,551 during the year ended December 31, 2018. As of December 31, 2018, the Company’s ownership interest in the FM Property SPE was 100%.

Based on the Company’s consolidation analysis, the FM Property SPE was accounted for as an equity method investment from the date of acquisition through August 9, 2018, the date on which the Operating Partnership exceeded 95% ownership of the FM Property SPE. Accordingly, on August 9, 2018, the Company replaced the Guarantor of the FM Loan (as defined below) with respect to the guarantee, and, per the terms of the FM Property SPE operating agreement, the Operating Partnership became the managing member of the FM Property SPE. Based on the consolidation analysis performed, the Company has accounted for its investment in the FM Property on August 9, 2018 at an acquisition purchase price of $39,290,702.

Lease

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

Lease Commencement Date(1)	Lease Termination Date	Rentable Square Feet	Annualized Rental Income (first 5 lease years)(2)	Rental Escalations	Tenant Renewal Options
June 15, 2008	December 31, 2028	150,164	$2,515,222	2.0% annual rent escalations	Two 5-year renewal options

Note:

(1) Represents the commencement date of the original lease on the FM Property with its previous owner. The Company acquired the FM Property on February 1, 2018, and as such began earning rent from the FM Property at such time.

(2) Represents the annualized rental income for the first five lease years for the FM Property commencing on the date the Company acquired the FM Property, February 1, 2018.

CO Property

On July 31, 2018, the Company, through the Operating Partnership, acquired, together with a subsidiary of CFI, the CO Property at a contract purchase price of $46,950,000, exclusive of closing costs. At closing, the Company owned interest totaling approximately 67%. The fee simple interest in the CO Property is held by a single purpose limited liability company (the “CO Property SPE”). The CO Property was acquired from ADS Place Phase III, LLC (the “CO Property Seller”). The CO Property Seller is a third party and not affiliated with the Company or CFI.

The Company funded its portion of the purchase price with cash from its ongoing initial public offering. The CO Property was acquired with the proceeds of contributions from the CO Property SPE’s members and a loan from Cantor Commercial Real Estate Lending, L.P. (“CCRE”) as described below.

Subsequent to the date of initial acquisition, the Company purchased additional membership interests in the CO Property SPE from CFI totaling $6,666,846 during the year ended December 31, 2018. As of December 31, 2018, the Company’s ownership interest in the CO Property SPE was 98.90%, and CFI’s interest was 1.10%.

Based on the Company’s consolidation analysis, the CO Property SPE was accounted for as an equity method investment from the date of acquisition through December 17, 2018, the date on which the CO Property SPE operating agreement was amended to include the Operating Partnership as a co-managing member, with CFI, of the CO Property SPE. Based on the consolidation analysis performed, the Company has accounted for its investment in the CO Property on December 17, 2018 at an acquisition purchase price of $47,005,910.

Lease

The CO Property is 100% leased to Comenity Servicing LLC, a subsidiary of Alliance Data Systems Corporation, which serves as the guarantor of the lease. The lease is net whereby the tenant is responsible for operating expenses, real estate taxes, insurance, utilities, repairs, maintenance and capital expenditures, in addition to its obligation to pay base rent.

The CO Property is currently managed by a subsidiary of CFI, pursuant to a property management agreement.

The following table provides certain information about the CO Property:

Rent Commencement Date(1)	Lease Expiration Date	Rentable Square Feet	Annualized Rental Income (first 5 lease years)(2)	Rental Escalations	Tenant Renewal Options
September 13, 2017	September 13, 2032	241,493	$3,147,787	1.07% annual rent escalations	One 10 year renewal option

Note:

(1) Represents the commencement date of the original lease on the CO Property with its previous owner. The Company acquired the CO Property on July 31, 2018, and as such began earning rent from the CO Property at such time.

(2) Represents the annualized rental income for the first five lease years for the CO Property commencing on the date the Company acquired the CO Property, July 31, 2018.

Lewisville Property

On November 7, 2018, the Company, through the Operating Partnership, acquired the Lewisville Property, at a contract purchase price of $14,120,000, exclusive of closing costs. The fee simple interest in the Lewisville Property is held by a single purpose limited liability company (the “Lewisville Property SPE”). The Lewisville Property was acquired from Mohr Whitsett, LLC (the “Lewisville Seller”). The Lewisville Seller is a third party and not affiliated with the Company.

The Company funded the purchase of the Lewisville Property with cash from the Offering. The Company has accounted for its investment in the Lewisville Property at an acquisition purchase price of $14,155,770.

Lease

The Lewisville Property is 100% leased to HOYA Optical Labs of America, Inc. (“HOYA”), a subsidiary of HOYA Corporation, which serves as the guarantor of the lease. The lease is net whereby the tenant is responsible for operating expenses, real estate taxes, insurance, repairs, maintenance and capital expenditures (excluding roof and structure), in addition to its obligation to pay base rent.

The following table provides certain information about the Lewisville Property:

Rent Commencement Date(1)	Lease Expiration Date	Rentable Square Feet	Annualized Rental Income (first 5 lease years)(2)	Rental Escalations	Tenant Renewal Options
June 15, 2016	June 30, 2028	89,473	$905,211	3.0% rent escalations every two years	Two 7 year renewal options

Note:

(1) Represents the commencement date of the original lease on the Lewisville Property with its previous owner. The Company acquired the Lewisville Property on November 7, 2018, and as such began earning rent from the Lewisville Property at such time.

(2) Represents the annualized rental income for the first five lease years for the Lewisville Property commencing on the date the Company acquired the Lewisville Property, November 7, 2018.

Investment in Real Estate-Related Assets

CF Net Lease Portfolio IV DST Interests

During the year ended December 31, 2017, the Company, through the Operating Partnership, acquired 9,980 beneficial interests (the “Interests”) in the DST, for a purchase price of $9,980,000.  Prior to the acquisition of the Interests, the DST was an indirect wholly owned subsidiary of CFI. Each Interest represents a 0.0072214% ownership of the DST.

During the year ended December 31, 2018, the Company, through the Operating Partnership, purchased the remaining 3,868 beneficial interests in the DST from a subsidiary owned by CFI totaling $3,867,646. As of December 31, 2018, the Company owned 100% of the interest in the DST.

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

DST Loan

On November 15, 2016, in connection with the purchase of the DST Properties, the DST entered into a loan agreement (the “DST Loan”) with Citigroup Global Markets Realty Corp. with an outstanding principal amount of $22,495,184. The DST Loan provides for monthly interest payments and bears interest at an initial fixed rate of 4.593% per annum (based on a 360-day year). The DST Loan matures on December 1, 2031 and may be prepaid (a) subject to customary yield maintenance provisions on or after January 2, 2019 and (b) without penalty on or after September 2, 2026; provided that in each case the DST Loan may be prepaid in whole, but not in part. The anticipated repayment date of the DST Loan is December 1, 2026 (the “Anticipated Repayment Date”). Commencing on September 1, 2026, excess cash flow generated by the DST Properties will be held as additional security for the DST Loan. To the extent the DST Loan has not been repaid by the Anticipated Repayment Date, excess cash flow from the DST Properties will be applied to the repayment of the outstanding principal and the DST Loan will bear interest at an increased rate of three percent per annum plus the greater of (a) 4.593% and (b) the ten year swap yield as of the first business day after the Anticipated Repayment Date. The DST Loan contains customary events of default. As is customary in such financings, if an event of default occurs under the DST Loan, the lender may accelerate the repayment of the outstanding principal amount and exercise other remedies subject, in certain instances, to the expiration of an applicable cure period. CF Real Estate Holdings, LLC, an affiliate of CFI, has guaranteed (x) any losses that the lender may incur as a result of the occurrence of certain bad acts of the borrower and (y) the repayment of the DST Loan upon the occurrence of certain other significant events, including bankruptcy.

Related Party Transactions

Fees and Expenses

Pursuant to the Advisory Agreement (as defined below) between the Company and the Advisor, and subject to certain restrictions and limitations, the Advisor is responsible for managing the Company's affairs on a day-to-day basis and for identifying, originating, acquiring and managing investments on behalf of the Company. For providing such services, the Advisor receives the following fees and reimbursements from the Company.

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

The Advisor has agreed to pay for all of the O&O Costs through the first anniversary of the date on which the Company satisfied the Minimum Offering Requirement, which was May 18, 2018 (the “Escrow Break Anniversary”). After the Escrow Break Anniversary, the Advisor, in its sole discretion, may pay some or all of the additional O&O Costs incurred, but is not required to do so. To the extent the Advisor pays such additional O&O Costs, the Company is obligated to reimburse the Advisor subject to the 1% Cap (as defined below). Following the Escrow Break Anniversary, the Company began reimbursing the Advisor for such costs on a monthly basis, which will continue through May 18, 2021; provided that the Company will not be obligated to reimburse any amounts that as a result of such payment would cause the aggregate payments for O&O Costs paid to the Advisor to exceed 1% of gross offering proceeds of the Offering (the “1% Cap”) as of such reimbursement date. As of December 31, 2018 and December 31, 2017, the Advisor had incurred $6,896,987 and $4,549,304, respectively, of O&O Costs (other than upfront selling commissions, dealer manager fees and distribution fees) on behalf of the Company. The amount of the Company’s obligation is limited to the 1% Cap less any reimbursement payments made by the Company to the Advisor for O&O Costs incurred, which at December 31, 2018 and December 31, 2017 was $743,439 and $223,014, respectively. As of December 31, 2018 and December 31, 2017, organizational costs were $13,039 and $4,188, respectively, and offering costs were $877,248 and $218,826, respectively. As of December 31, 2018 and December 31, 2017, the Company has made reimbursement payments of $146,848 and $0, respectively, to the Advisor for O&O Costs incurred. As of December 31, 2018, the Advisor has continued to pay all O&O Costs on behalf of the Company.

Acquisition Expenses. The Company currently does not intend to pay the Advisor any acquisition fees in connection with making investments. The Company will, however, provide reimbursement of customary acquisition expenses (including expenses relating to potential investments that the Company does not close), such as legal fees and expenses (including fees of in-house counsel of affiliates and other affiliated service providers that provide resources to the Company), costs of due diligence (including, as necessary, updated appraisals, surveys and environmental site assessments), travel and communication expenses, accounting fees and expenses and other closing costs and miscellaneous expenses relating to the acquisition or origination of the Company’s investments. While most of the acquisition expenses are expected to be paid to third parties, a portion of the out-of-pocket acquisition expenses may be paid or reimbursed to the Advisor or its affiliates. The Advisor has not incurred any reimbursable acquisition expenses on behalf of the Company as of December 31, 2018.

Asset Management Fees. Asset management fees are due to the Advisor and consist of monthly fees equal to one-twelfth of 1.25% of the cost of the Company’s investments at the end of each month. In the case of investments made through joint ventures, the asset management fee will be determined based on the Company’s proportionate share of the underlying investment. For the year ended December 31, 2018, the Company incurred asset management fees of $1,042,652. The asset management fee related to the first quarter of 2018 of $173,870 was waived by the Advisor. There can be no assurance that the Advisor will waive the asset management fee or any other fees or expenses in periods subsequent to March 31, 2018. The asset management fee related to the month of December 2018 of $152,072 is unpaid as of December 31, 2018. There were $123,960 of asset management fees incurred during the year ended December 31, 2017. The amount of asset management fees incurred by the Company during the applicable period is included in the calculation of the limitation of operating expenses pursuant to the 2%/25% Guidelines (as defined and described below).

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

Pursuant to the terms of the Advisory Agreement between the Company and the Advisor, the Company is obligated to reimburse the Advisor for certain operating expenses. Beginning on October 1, 2018, the Company was subject to the limitation that it generally may not reimburse the Advisor for any amounts by which the total operating expenses at the end of the four preceding fiscal quarters exceeds the greater of (i) 2.0% of average invested assets (as defined in the Advisory Agreement) and (ii) 25.0% of net income other than any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of investments for that period (the “2%/25% Guidelines”). If the Company’s independent directors determine that all or a portion of such amounts in excess of the limitation are justified based on certain factors, the Company may reimburse amounts in excess of the limitation to the Advisor. In addition, beginning on October 1, 2018, the Company may request any operating expenses that were previously reimbursed to the Advisor in prior or future periods in excess of the limitation to be remitted back to the Company. In accordance with the Advisory Agreement, $854,894 of operating expenses that previously had been incurred was determined to be in excess of the 2%/25% Guidelines and was recognized as a reduction in operating expenses during the year ended December 31, 2018. As of December 31, 2018, the Company has accrued but not reimbursed $1,004,539 in operating expenses pursuant to the Advisory Agreement, which represents the current operating expense reimbursement obligation to the Advisor. During the first quarter of 2019, the Company made a reimbursement payment to the Advisor of $1,004,539 for operating expenses accrued as of December 31, 2018.

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

Reimbursable operating expenses include personnel and related employment costs incurred by the Advisor or its Affiliates in performing the services described in the Advisory Agreement, including but not limited to reasonable salaries and wages, benefits and overhead of all employees directly involved in the performance of such services. The Company is not obligated to reimburse the Advisor for costs of such employees of the Advisor or its affiliates to the extent that such employees (A) perform services for which the Advisor receives acquisition fees or disposition fees or (B) serve as executive officers of the Company. At December 31, 2018, all of these expenses remain unpaid.

As of December 31, 2018, the total amount of unreimbursed operating expenses was $5,157,447. This includes operating expenses incurred by the Advisor on the Company’s behalf which have not been invoiced to the Company and also amounts invoiced to the Company by the Advisor but not yet reimbursed (“Unreimbursed Operating Expenses”). The amount of operating expenses incurred by the Advisor during the year ended December 31, 2018 which were not invoiced to the Company amounted to $3,298,014.

During the year ended December 31, 2017, the Company incurred operating expenses reimbursable to the Advisor of $1,859,433.

Property Management and Oversight Fees. If the Advisor or an affiliate is a property manager with respect to a particular property, the Company will pay property management fees of 1.5% of gross revenues received for management of the Company’s properties located in the U.S. and 2.0% of gross revenues received for management of the Company’s properties located outside of the U.S. For services in overseeing property management services provided by any person or entity that is not an affiliate of the Advisor, the Company will pay the Advisor or an affiliate an oversight fee equal to 1.0% of the gross revenues of the property managed. Neither the Advisor nor its affiliates will be paid an oversight fee if the Company contracts with a third party to provide property management services for fees greater than (i) 1.5% of gross revenues received for management of the Company’s properties located in the U.S. or (ii) 2.0% of gross revenues received for management of the Company’s properties located outside of the U.S. For the year ended December 31, 2018, the Company incurred property management fees of $23,523. The property management fee related to the first quarter of 2018 of $1,875 was waived by the Advisor. There can be no assurance the Advisor will waive the property management fee or any other fees or expenses in periods subsequent to March 31, 2018. The property management fee incurred during the month of December 2018 of $8,647 was unpaid as of December 31, 2018. For the year ended December 31, 2017, the Company incurred property management fees of $3,548. As of December 31, 2018, the Company’s consolidated financial statements include the FM Property SPE and the CO Property SPE.

Leasing Commissions. If the Advisor or an affiliate is the Company’s primary leasing agent, then the Company will pay customary leasing fees in amount that is usual and customary in that geographic area for that type of property. As of December 31, 2018, no leasing commissions have been incurred by the Company.

Refinancing Coordination Fee. If the Advisor provides services in connection with the refinancing of any debt that the Company obtains and uses to finance properties or other permitted investments, or refinancing of any debt that is assumed, directly or indirectly, in connection with the acquisition of properties or other permitted investments, the Company will pay the Advisor a refinancing coordination fee equal to 0.75% of the amount available or outstanding under such refinancing or assumed debt. Refinancing shall also include restructuring, workouts or other recapitalization of any debt. As of December 31, 2018, no refinancing coordination fees have been incurred by the Company.

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

The Company will not pay a disposition fee upon the maturity, prepayment, workout, modification or extension of a debt investment unless there is a corresponding fee paid by the borrower, in which case the disposition fee will be the lesser of: (i) 1.0% of the principal amount of the debt prior to such transaction; or (ii) the amount of the fee paid by the borrower in connection with such transaction. As of December 31, 2018, no disposition fees have been incurred by the Company.

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

Distribution Fees. Distribution fees are payable to the Dealer Manager with respect to the Company’s Class T shares only, all or a portion of which may be re-allowed by the Dealer Manager to participating broker-dealers. The distribution fees accrue daily and are calculated on outstanding Class T shares issued in the Primary Offering in an amount equal to 1.0% per annum of (i) the gross offering price per Class T share in the Primary Offering, or (ii) if the Company is no longer offering shares in a public offering, the most recently published per share NAV of Class T shares. The distribution fee will be payable monthly in arrears and will be paid on a continuous basis from year to year. During the years ended December 31, 2018 and December 31, 2017, the Company paid distribution fees of $130,156 and $6,889, respectively. As of December 31, 2018 and December 31, 2017, the Company has incurred a liability of $806,038 and $220,437, respectively, $19,415 and $4,396, respectively, of which was due as of December 31, 2018 and December 31, 2017 and paid during January 2019 and January 2018, respectively.

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

The following table summarizes the above mentioned fees and expenses incurred by the Company for the years ended December 31, 2018 and December 31, 2017:

		Due to related parties as of	Year ended December 31, 2018		Due to related parties as of
Type of Fee or Reimbursement	Financial Statement Location	December 31, 2017(3)	Incurred	Paid	December 31, 2018
Management Fees
Asset management fees(1)	Management fees	$34,092	$1,042,652	$924,672	$152,072
Property management and oversight fees(1)	Management fees	3,548	23,523	18,424	8,647
Organization, Offering and Operating Expense Reimbursements
Operating expenses(2)	General and administrative expenses	1,859,433	(854,894)	—	1,004,539
Organization expenses(4)	General and administrative expenses	4,188	8,851	2,179	10,860
Offering costs(4)	Additional paid-in capital	218,826	658,422	144,669	732,579
Commissions and Fees
Selling commissions and dealer manager fees, net	Additional paid-in capital	—	4,623,612	4,595,766	27,846
Distribution fees	Additional paid-in capital	220,437	715,757	130,156	806,038
Total(3)		$2,340,524	$6,217,923	$5,815,866	$2,742,581

Note:

(1) This table reflects the waiver of asset management fees and property management fees by the Advisor for the three month period ended March 31, 2018. There can be no assurance that the Advisor will waive the asset management fee, the property management fee or any other fees or expenses in periods subsequent to March 31, 2018.

(2) As of December 31, 2018, the Advisor has incurred, on behalf of the Company, a total of $5,157,447 in Unreimbursed Operating Expenses, including a total of $3,298,014 during the year ended December 31, 2018 for which the Advisor has not invoiced the Company for reimbursement. The total amount of Unreimbursed Operating Expenses may, in future periods, be subject to reimbursement by the Company pursuant to the terms of the Advisory Agreement.

(3) Due to related parties as of December 31, 2017 includes $290,071 of operating expenses payable to the Advisor that have been reclassified from amounts previously reported within Accounts payable and accrued expenses.

(4) As of December 31, 2018, the Advisor has incurred, on behalf of the Company, a total of $6,896,987 of O&O Costs, of which the Company’s obligation is limited to $743,439, pursuant to the 1% Cap.

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

As of December 31, 2018, CFI has invested $4,757,657 in the Company through the purchase of 190,357 shares (8,180 Class A shares for an aggregate purchase price of $200,001 and 182,177 Class I shares for an aggregate purchase price of $4,557,656). 124,177 of the Class I shares in the amount of $3,107,656 were purchased by CFI pursuant to the distribution support agreement, which provides that in certain circumstances where the Company’s cash distributions exceed the Company’s modified funds from operations, CFI will purchase up to $5.0 million of Class I shares (including the $2.0 million of shares purchased in order to satisfy the minimum offering) at the then current offering price per Class I share net of dealer manager fees to provide additional cash to support distributions to the Company’s stockholders. CFI has agreed to abstain from voting any shares it acquires in any vote for the election of directors or any vote regarding the approval or termination of any contract with CFI or any of its affiliates.

Sponsor Support

Our sponsor, CFI, is a Delaware limited liability company and an affiliate of CFLP. CFI will pay a portion of selling commissions and all of the dealer manager fees, up to a total of 4.0% of gross offering proceeds from the sale of Class A shares and Class T shares, as well as 1.5% of gross offering proceeds from the sale of Class I shares, incurred in connection with the Offering. The Company will reimburse such expenses (i) immediately prior to or upon the occurrence of a liquidity event, including (A) the listing of the Company’s common stock on a national securities exchange or (B) a merger, consolidation or a sale of substantially all of the Company’s assets or any similar transaction or any transaction pursuant to which a majority of the Company’s board of directors then in office are replaced or removed, or (ii) upon the termination of the Advisory Agreement by us or by the Advisor. In each such case, we only will reimburse CFI after the Company has fully invested the proceeds from the Offering and the Company’s stockholders have received, or are deemed to have received, in the aggregate, cumulative distributions equal to their invested capital plus a 6.0% cumulative, non-compounded annual pre-tax return on such invested capital. As of December 31, 2018, CFI has paid Sponsor Support totaling $3,177,278.

Results of Operations

Rental Revenues

The Company’s rental revenues consist primarily of rental income from triple net leased commercial properties. The increase in rental revenues of $1,575,726 for the year ended December 31, 2018, as compared to the year ended December 31, 2017, was primarily due to the acquisition of rental income-producing properties, namely the FM Property, the CO Property, and the Lewisville Property. As of December 31, 2018, the Company’s consolidated financial statements include the FM Property SPE and CO Property SPE.

Tenant Reimbursement Income

The tenant reimbursement income consists of amounts received by the Company from the tenants of its properties for reimbursable expenses paid by the Company on behalf of the tenants in accordance with the provisions of the respective property leases. The increase in tenant reimbursement income of $364,554 for the year ended December 31, 2018, as compared to the year ended December 31, 2017, was primarily due to the acquisition of the FM Property. As of December 31, 2018, the Company’s consolidated financial statements include the FM Property SPE and CO Property SPE.

General and Administrative Expenses

The general and administrative expenses consist primarily of operating expense reimbursements to the Advisor, accounting fees and other professional fees.

The decrease in general and administrative expenses of $2,627,902 during the year ended December 31, 2018, as compared to the year ended December 31, 2017, was mainly due to a decrease in the amount of operating expenses incurred by the Company during such periods. During the year ended December 31, 2018, an amount of $854,894 of operating expenses that had been previously incurred by the Company was reversed from the total amount of operating expenses due to the Advisor, as such amount was determined to be in excess of the 2%/25% Guidelines. As of December 31, 2018 the Advisor has incurred, on behalf of the Company, a total of $5,157,447 in Unreimbursed Operating Expenses, including a total of $3,298,014 during the year ended December 31, 2018 for which the Advisor has not invoiced the Company for reimbursement.

Management Fees

Pursuant to the terms of the Advisory Agreement with the Advisor, and based upon the amount of the Company’s current invested assets, the Company is required to pay to the Advisor a monthly asset management fee, and may pay a monthly property management fee to the Advisor or affiliate of the Advisor, if the Advisor or such affiliate serves as a property manager with respect to a particular property. Additionally, the Company may be required to reimburse certain expenses incurred by the Advisor in providing such asset management services, subject to limitations as set forth in the Advisory Agreement. The increase in management fees of $938,668 for the year ended December 31, 2018, as compared to the year ended December 31, 2017, was due to the acquisition of the FM Property, the CO Property, and the Lewisville Property.

Depreciation and Amortization

The increase in depreciation and amortization expenses of $860,810 for the year ended December 31, 2018, as compared to the year ended December 31, 2017, was primarily due to the acquisition of the FM Property, the CO Property, and the Lewisville Property. As of December 31, 2018, the Company’s consolidated financial statements include the FM Property SPE and the CO Property SPE.

Interest Expense

Interest expense is composed of interest paid and accrued on the Company’s outstanding loans payable, and also includes amortization of deferred financing costs.

The increase in interest expense of $533,177 during the year ended December 31, 2018, as compared to the year ended December 31, 2017, was primarily due to an increase in the aggregate amount of debt outstanding of $47,134,199 during the year ended December 31, 2018, as compared to the amount outstanding during the year ended December 31, 2017.

As of December 31, 2018, the Company’s consolidated financial statements include the FM Property SPE and CO Property SPE.

Interest Income

Interest income is composed of interest earned on interest bearing cash deposit accounts with banking institutions.

The increase in interest income of $132,277 during the year ended December 31, 2018, as compared to the year ended December 31, 2017, was primarily due to an increase in the amount of cash and cash equivalents held in interest bearing deposit accounts with banking institutions.

Income from Investments in Real Estate-Related Assets

Income from investments in real estate-related assets is earned on the Company’s investment in the DST. Income from investments in real estate-related assets was also earned on the Company’s investments in the FM Property SPE until August 9, 2018 and the CO Property SPE until December 17, 2018, as on these dates the Company transitioned from accounting for its investments in the FM Property SPE and the CO Property SPE under the equity method of accounting to consolidating the FM Property SPE and the CO Property SPE. As of December 31, 2018, the Company’s consolidated financial statements include the FM Property SPE and the CO Property SPE.

The increase in income from investments in real estate-related assets of $654,496 during the year ended December 31, 2018, as compared to the year ended December 31, 2017, was primarily due to increases in the Company’s ownership in the DST, the acquisition of the FM Property SPE, and the acquisition of the CO Property SPE.

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

The following table presents a reconciliation of FFO to net income:

Year Ended December 31, 2018
Net Income	$705,349
Adjustments:
Real estate depreciation and amortization	973,693
Funds from Operations	$1,679,042

The following table presents a reconciliation of FFO to MFFO:

Year Ended December 31, 2018
Funds from Operations	$1,679,042
Adjustments:
Amortization of above-market lease intangibles	30,296
Amortization of below-market lease intangibles	(15,177)
Straight-line rent	(120,224)
Other real estate investment related amortization	131,251
Organization expenses	8,851
Modified Funds from Operations	$1,714,039

Net Asset Value

On February 12, 2019, the Company’s board of directors approved an estimated NAV as of December 31, 2018 of $25.26 per share for Class A and I, and $25.24 for Class T. The calculation of the Company’s estimated NAV was performed by Robert A. Stanger & Co., Inc. (“Stanger”), its independent valuation firm, in accordance with the procedures described in the “Net Asset Value Calculation and Valuation Procedures” section of the Company’s prospectus and under the oversight of the Company’s board of directors. Although the independent valuation firm performs the calculation of the Company’s estimated NAV, the Company’s board of directors is solely responsible for the determination of the Company’s estimated NAV.

Summary of Methodology

In accordance with our current valuation procedures, our NAV was based in part upon: (i) the appraised value of the GR Property; (ii) the estimated net asset value of our real-estate related DST, based on the appraised value of the DST Properties and fair market value of the DST Properties’ mortgage debt; (iii) the acquisition price paid (before acquisition expenses) of the FM Property and Lewisville Property; (iv) the estimated net asset value of the consolidating CO Property SPE based upon the acquisition price paid for the CO Property inclusive of brokerage fees but excluding other acquisition expenses; and (v) the fair market value of our loans payable, as outlined in more detail below. For those properties for which the acquisition price was used in the determination of NAV, the acquisition price is supported by appraisals of the properties obtained at or around the date of acquisition.

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

DST Properties Mortgage Debt

Stanger performed a valuation of the mortgage debt encumbering the DST Properties in a manner as outlined below in “Fair Value of Long-Term Debt” and subject to the assumptions and limiting conditions contained therein. The appraised values of the DST Properties were utilized as a component of the mortgage debt analysis.  The discount rate applied to the future debt payments of the mortgage debt encumbering the DST Properties was 5.00%, producing a fair value estimate of the mortgage debt encumbering the DST Properties of $21,994,354, before reflecting the Company’s ownership interest in the DST.

In performing the calculation of the NAV, Stanger then added the other tangible net assets of the DST to the appraised value of the DST Properties less the estimated value of the DST Properties mortgage debt and multiplied the resulting total by the Company’s ownership interest in the DST (100%) to produce the value of the Company’s investment in the DST as of the valuation date.

Estimated Market Value of the Consolidated CO Property SPE

To value the CO Property, the Advisor has determined that the acquisition price paid before acquisition costs, but including the payment of a third-party brokerage fee that was part of the total acquisition price paid was appropriate in determining the value of the Company’s CO Property at the NAV valuation date pursuant to our valuation procedures and in order to represent a fair and accurate estimate of the value of the CO Property that would be received in an arm’s-length transaction between market participants. The value of the Company’s interest in the CO Property SPE utilized this property value, plus other tangible CO Property SPE assets, less an estimate of the value of the mortgage debt encumbering the CO Property (as discussed in “Fair Value of Long Term Debt” below) and other tangible CO Property SPE liabilities, and net of the 1.10% third-party interest held in the CO Property SPE.

Fair Value of Long Term Debt (GR Property, FM Property and CO Property)

Stanger performed a valuation of the property-level debt by reviewing available market data for comparable liabilities and applying a selected discount rate to the stream of future debt payments. The discount rate was selected based on several factors including U.S. Treasury yields as of the valuation date, as well as loan-specific items such as loan-to-value ratio, debt service coverage ratio, collateral property location, age, type, lease term and lessee credit quality, prepayment terms, and maturity and loan origination date. The discount rates applied to the future debt payments of our long-term debt ranged from 4.50% to 4.95%, with a weighted average of approximately 4.83%. Stanger’s valuation of the long-term debt is based in part on the appraisal of the GR Property, the acquisition price (before expenses) of the FM Property and the acquisition price paid before acquisition costs, but including the third-party brokerage fee paid, for the CO Property, which represent the collateral associated with such long-term debt as well as certain other assumptions and limiting conditions, including: (i) Stanger was provided with loan documents and other factual loan information by the Advisor and has relied upon and assumed that such information is correct in all material respects and no warranty is given by Stanger as to the accuracy of such information; (ii) the collateral property is assumed to be free and clear of liens (other than the mortgage being valued); (iii) information furnished by others, upon which all or portions of Stanger’s value opinion is based, is believed to be reliable but has not been verified, and no warranty is given as to the accuracy of such information; and (iv) the mortgage is assumed to be salable, transferable or assumable between parties and is further assumed not to be in default. Stanger’s opinion of the long-term debt value was predicated on the above assumptions.

Estimated NAV

In performing the calculation of the estimated NAV, Stanger added the appraised value of the GR Property, the acquisition price paid (before acquisition costs) of the FM Property and Lewisville Property, the estimated net asset value of the Company’s investment in the DST and the CO Property SPE, and other tangible assets of the Company, consisting of cash and equivalents, receivables and prepaid assets and subtracted the estimated fair market value of the long-term debt, other tangible liabilities of the Company, consisting of accounts payable and accrued expenses, but excluding amounts owed to the Advisor for reimbursement of O&O Costs less the current accrued O&O Costs liability (consistent with our valuation procedures), and consideration of any other amounts due to the Advisor or affiliates for repayment of the Sponsor Support or amounts due to the Special Unit Holder upon a liquidation of the Company to produce an estimated NAV as of December 31, 2018, consistent with the procedures described in the “Net Asset Value Calculation and Valuation Procedures” section of the Company’s prospectus, of $25.26 per share for Class A and I, and $25.24 for Class T shares.

The determination of NAV involves a number of assumptions and judgments, including estimates of the Advisor’s interest in disposition proceeds (if any). These assumptions and judgments may prove to be inaccurate. There can be no assurance that a stockholder would realize $25.26 per share of Class A and I common stock or $25.24 for Class T common stock if the Company were to liquidate or engage in another type of liquidity event today. In particular, the Company’s December 31, 2018 NAV is partially based on appraisals of the fair market value of certain of the Company’s real estate property investments from the preceding year and also acquisition prices paid during the preceding year for non-appraised properties, and does not consider fees or expenses that may be incurred in providing a liquidity event, including reimbursement of amounts to the Advisor for O&O Costs and any operating expenses that have not been invoiced by the Advisor. We believe the methodology of determining the Company’s NAV conforms to the Investment Program Association’s Practice Guideline for Valuations of Publicly Registered Non-Listed REITs (April 2013) and is prepared in accordance with the procedure described in the “Net Asset Value Calculation and Valuation Procedures” section of the Company’s prospectus. In addition, the Company’s board of directors periodically reviews the Company’s NAV policies and procedures.

The purchase price per share for each class of the Company’s common stock will generally equal the prior quarter’s NAV per share, as determined quarterly, plus applicable selling commissions and dealer manager fees. The NAV for each class of shares is based on the value of the Company’s assets and the deduction of any liabilities, and any distribution fees applicable to such class of shares.

The following table provides a breakdown of the major components of the Company’s NAV:

Components of NAV	December 31, 2018
Investment in real estate	$109,900,000
Investment in real estate-related assets	17,114,511
Cash and cash equivalents	14,046,766
Other assets	758,723
Debt obligations	(51,715,699)
Due to related parties(1)	(1,219,655)
Accounts payable and other liabilities	(1,308,854)
Distribution fee payable the following month(2)	(17,913)
Non-controlling interests in subsidiaries	(231,864)
Sponsor Support repayment / special unit holder interest in liquidation	—
Net Asset Value	$87,326,015
Number of outstanding shares	3,457,386
Note:

(1) Excluding $716,888 due to the Advisor for reimbursement of O&O ($743,439 less the current liability due of $26,551) pursuant to the procedures described in the “Net Asset Value Calculation and Valuation Procedures” section of the Company’s prospectus.

(2) Distribution fee only relates to Class T shares.

NAV Per Share	Class A Shares	Class T Shares	Class I Shares	Total
Total Gross Assets at Fair Value	$86,820,166	$38,524,832	$16,475,002	$141,820,000
Distribution fees due and payable	—	(17,913)	—	(17,913)
Debt obligations	(31,659,607)	(14,048,362)	(6,007,730)	(51,715,699)
Due to related parties	(746,656)	(331,314)	(141,685)	(1,219,655)
Accounts payable and other liabilities	(801,261)	(355,545)	(152,048)	(1,308,854)
Non-controlling interests in subsidiaries	(141,944)	(62,985)	(26,935)	(231,864)
Quarterly NAV	53,470,698	23,708,713	10,146,604	87,326,015
Number of outstanding shares	2,116,562	939,185	401,639	3,457,386
NAV per share	$25.26	$25.24	$25.26

The following table reconciles stockholders’ equity per the Company’s consolidated balance sheet to the Company’s NAV:

Reconciliation of Stockholders’ Equity to NAV	December 31, 2018
Stockholders’ equity under U.S. GAAP	$79,944,718
Adjustments:
Unrealized appreciation of real estate	1,996,818
Unrealized appreciation of real estate-related assets	4,067,286
Organization and offering costs	716,888
Acquisition costs	(748,397)
Deferred financing costs, net	(493,875)
Accrued distribution fee(1)	788,125
Accumulated depreciation and amortization	1,116,204
Fair value adjustment of debt obligations	334,301
Deferred rent receivable	(344,139)
Non-controlling interests in subsidiaries	(51,914)
NAV	$87,326,015
Note:	(1) Accrued distribution fee only relates to Class T shares.

The following details the adjustments to reconcile U.S. GAAP stockholders’ equity to the Company’s NAV:

Unrealized appreciation of real estate

Our investments in real estate are presented at historical cost, including acquisition costs, in our U.S. GAAP consolidated financial statements. As such, any increases in the fair market value of our investments in real estate are not included in our U.S. GAAP results. For purposes of determining our NAV, our investments in real estate are presented at fair value.

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

Organization and offering costs

The Advisor has agreed to pay, on behalf of the Company, all O&O Costs through the Escrow Break Anniversary. Such costs are being reimbursed to the Advisor, ratably, by the Company, over 36 months beginning on May 19, 2018, subject to the 1% Cap. After the Escrow Break Anniversary, the Advisor, in its sole discretion, may pay some or all of the additional O&O Costs incurred, but is not required to do so. To the extent the Advisor pays such additional O&O Costs, the Company is obligated to reimburse the Advisor subject to the 1% Cap. As of December 31, 2018, the Advisor has continued to pay all O&O Costs on behalf of the Company. Under U.S. GAAP, the Company's reimbursement liability pertaining to the O&O Costs is recorded as a component of Due to related parties in the Company's consolidated balance sheet. For NAV, such costs are recognized as a reduction in NAV as they are reimbursed.

Acquisition costs

The Company capitalizes acquisition costs incurred with the acquisition of its investments in real estate in accordance with U.S. GAAP. Such acquisition costs are not included in the value of real estate investments for purposes of determining NAV.

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

Deferred rent receivable

Deferred rent receivable represents rent earned in excess of rent received as a result of straight-lining rents over the term of the lease on certain of the Company’s properties. Such deferred rent receivable is not considered for purposes of determining NAV.

Non-controlling interests in subsidiaries

Non-controlling interests in subsidiaries represents the equity ownership in a consolidated subsidiary which is not attributable to the Company. The interests are presented at fair value for purposes of determining our NAV.

Sensitivity Analysis

Assuming all other factors remain unchanged, the table below presents the estimated increase or decrease to our December 31, 2018 NAV for a change in the going-in capitalization rate used in the GR Property appraisal and the DST Properties Appraisal together with a 5% change in the discount rates used to value our long-term debt and the DST Properties mortgage debt:

Sensitivity Analysis	Range of NAV (Class A & I)			Range of NAV (Class T)
	Low	Concluded	High	Low	Concluded	High
Estimated Per Share NAV	$24.23	$25.26	$26.33	$24.21	$25.24	$26.31
Capitalization Rate - GR Property	6.30%	6.00%	5.70%	6.30%	6.00%	5.70%
Capitalization Rate - DST Properties	5.88%	5.60%	5.32%	5.88%	5.60%	5.32%
Discount Rate - Long-Term Debt Consolidated	5.07%	4.83%	4.59%	5.07%	4.83%	4.59%
Discount Rate - DST Properties Mortgage Debt	5.25%	5.00%	4.75%	5.25%	5.00%	4.75%

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

If the Company is unable to raise substantial funds in the Offering, it will make fewer investments resulting in less diversification in terms of the type, number and size of investments it makes and the value of an investment in the Company will fluctuate with the performance of the limited assets it acquires. Further, the Company will have certain fixed operating expenses, including certain expenses as a REIT, regardless of whether it is able to raise substantial funds in the Offering. The Company’s inability to raise substantial funds would increase its fixed operating expenses as a percentage of gross income, reducing its net income and limiting its ability to make distributions. As of December 31, 2018, the Company raised gross proceeds of $89,028,724 in the Offering.

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

On July 11, 2017, in connection with the purchase of the GR Property, a wholly owned subsidiary of the Operating Partnership entered into a loan agreement (the “GR Loan”) with UBS AG with an outstanding principal amount of $4,500,000. As of December 31, 2018, the carrying amount of the GR Loan on the Company’s consolidated balance sheet is $4,430,122, which is net of $69,878 of deferred financing costs. The GR Loan provides for monthly interest payments and bears interest at an initial fixed rate of 4.1064% per annum through the anticipated repayment date, July 6, 2027, and thereafter at a revised interest rate of 3.0% per annum plus the greater of the initial interest rate or the 10 year swap yield through the maturity date, June 30, 2032.

On February 1, 2018, in connection with the purchase of the FM Property, a wholly owned subsidiary of the Operating Partnership entered into a loan agreement (the “FM Loan”) with UBS AG with an outstanding principal amount of $21,000,000. As of December 31, 2018, the carrying amount of the FM Loan on the Company’s consolidated balance sheet is $20,814,604, which is net of $185,396 of deferred financing costs. The FM Loan provides for monthly interest payments and bears interest at an initial fixed rate of 4.4329% per annum through the anticipated repayment date, February 6, 2028 (the “FM Anticipated Repayment Date”), and thereafter at a revised interest rate of 3.0% per annum plus the greater of the initial interest rate or the 10 year swap yield as of the first business day after the FM Anticipated Repayment Date.

On July 31, 2018, in connection with the purchase of the CO Property, the CO Property SPE entered into a loan agreement (the “CO Loan”) with CCRE with an outstanding principal amount of $26,550,000. As of December 31, 2018, the carrying amount of the CO Loan on the Company’s consolidated balance sheet is $26,311,399, which is net of $238,601 of deferred financing costs. The CO Loan provides for monthly interest payments and bears interest at an initial fixed rate of 4.9425% per annum through the anticipated repayment date, August 6, 2028 (the “CO Loan Anticipated Repayment Date”), and thereafter at an increased rate of 2.50% per annum plus the greater of the initial interest rate or the 10 year swap yield as of the first business day after the CO Loan Anticipated Repayment Date.

As of December 31, 2018, the Company’s debt to tangible assets ratio was 44.0%.

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

The Company anticipates that over time adequate cash will be generated from operations to fund its operating and administrative expenses, continuing debt service obligations and the payment of distributions. However, the Company’s ability to finance its operations is subject to some uncertainties. The Company’s ability to generate working capital is dependent on its ability to attract and retain tenants, investments that generate cash flow, and the economic and business environments of the various markets in which the Company’s properties will be located. The Company’s ability to sell its assets is partially dependent upon the state of real estate markets and the ability of purchasers to obtain financing at reasonable commercial rates. In general, the Company policy is to pay distributions from cash flow from operations but should operations not be sufficient to fund cash distributions, the Company has entered into the distribution support agreement with CFI to purchase up to $5 million in Class I shares from the Company to provide additional cash support distributions. However, if the Company has not generated sufficient cash flow from its operations and other sources, such as from the Distribution Support Agreement, or the Advisor's deferral, suspension and/or waiver of its fees and expense reimbursements, to fund distributions, the Company may use the proceeds from the Offering for such purposes. As of December 31, 2018, CFI’s remaining obligation pursuant to the distribution support agreement is limited to $1,892,344.

Cash Flows

The following table provides a breakdown of the net change in the Company’s cash and cash equivalents:

Year Ended December 31, 2018
Cash flows from operating activities	$1,816,524
Cash flows from investing activities	(56,590,454)
Cash flows from financing activities	61,163,671
Increase in cash and cash equivalents	$6,389,741

Operating Activities

During the year ended December 31, 2018, net cash provided by operating activities was $1,816,524, compared to $133,510 of net cash provided by operating activities for the year ended December 31, 2017. The change was primarily due an increase in net income of $2,657,746, an increase in depreciation and amortization expenses related to real estate assets and liabilities and deferred financing costs totaling $874,354, and an increase in proceeds received from investments in real-estate related assets of $1,437,408, offset by an increase in gains from investments in real estate-related assets of $732,111, and a a net decrease in working capital accounts of $2,554,383 (see “—Results of Operations”).

Investing Activities

Net cash used in investing activities was $56,590,454 for the year ended December 31, 2018, compared to $17,999,247 for the year ended December 31, 2017. The increase was primarily due to the acquisition of the FM property, the CO Property, and the Lewisville Property of $52,722,808 and the purchase of interest in real estate-related assets of $3,867,646 during the year ended December 31, 2018.

Financing Activities

During the year ended December 31, 2018, net cash provided by financing activities was $61,163,671, compared to $25,321,761 for the year ended December 31, 2017. The change was primarily due to an increase in proceeds from common stock issued of $42,382,798.

Distributions

The Company’s board of directors has authorized, and the Company has declared, distributions through May 14, 2019, in an amount equal to $0.004253787 per day (or approximately $1.55 on an annual basis) per share of Class A common stock, Class I common stock and Class T common stock, less, for holders of the shares of Class T common stock, the distribution fees that are payable with respect to shares of Class T common stock. The distributions are payable by the 5th business day following each month end to stockholders of record at the close of business each day during the prior month.

The amount of distributions payable to the Company’s stockholders is determined by the board of directors and is dependent on a number of factors, including funds available for distribution, the Company’s financial condition, capital expenditure requirements, requirements of Maryland law and annual distribution requirements needed to qualify and maintain its status as a REIT. The Company’s board of directors may reduce the amount of distributions paid or suspend distribution payments at any time, and therefore distribution payments are not assured.

Under the terms of the Distribution Support Agreement, if the cash distributions the Company pays for any calendar quarter exceed the Company’s MFFO for such quarter, CFI will purchase Class I shares following the end of such calendar quarter for a purchase price equal to the distribution shortfall. The distribution shortfall is defined in the Distribution Support Agreement as the amount by which the distributions paid on such shares exceed the MFFO for such quarter. In such instance, the Company may be paying distributions from proceeds of the shares purchased by CFI or its affiliates, not from cash flow from operations. Class I shares purchased by CFI pursuant to the Distribution Support Agreement will be eligible to receive all distributions payable by the Company with respect to Class I shares.

The following table summarizes our distributions declared during the years ended December 31, 2018 and December 31, 2017.

	Year Ended December 31, 2017		Year Ended December 31, 2018
	Amount	Percent	Amount	Percent
Distributions
Paid in cash	$161,385	51%	$1,751,062	56%
Payable	101,174	32%	424,967	13%
Reinvested in shares	55,580	17%	996,321	31%
Total distributions	$318,139	100%	$3,172,350	100%
Sources of Distributions:
Operating cash flows	$133,510	42%	$1,816,524	57%
Offering proceeds pursuant to Distribution Support Agreement(1)	38,326	12%	1,069,331	34%
Offering proceeds	146,303	46%	286,495	9%
Total sources of distributions	$318,139	100%	$3,172,350	100%
Note:

(1) Pursuant to the Distribution Support Agreement between the Company and CFI, CFI will purchase Class I shares of the Company’s common stock for any distribution shortfall within 15 business days following the Company’s filing with the SEC of its periodic report for such calendar quarter or year.

During the year ended December 31, 2018, the Company declared $3,172,350 of distributions to its shareholders (including those reinvested in shares pursuant to the DRP), compared to the Company’s total aggregate MFFO of $1,714,039 and the Company’s total aggregate net income of $705,349 for that period.

During the year ended December 31, 2017, the Company declared $318,139 of distributions to its shareholders (including those reinvested in shares pursuant to the DRP), compared to the Company’s total negative aggregate MFFO of $1,807,817 and the Company’s total aggregate net loss of $1,952,397 for that period.

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

Reimbursement of Organization and Offering Costs

The Advisor has agreed to pay, on behalf of the Company, all O&O Costs through the Escrow Break Anniversary. The Company was not required to reimburse the Advisor for payment of the O&O Costs prior to the Escrow Break Anniversary. After the Escrow Break Anniversary, the Advisor, in its sole discretion, may pay some or all of the additional O&O Costs incurred, but is not required to do so. To the extent the Advisor pays such additional O&O Costs, the Company is obligated to reimburse the Advisor subject to the 1% Cap. Following the Escrow Break Anniversary, the Company began reimbursing the Advisor for payment of the O&O Costs on a monthly basis, which will continue through the period ended May 18, 2021; provided, however, that the Company shall not be obligated to pay any amounts that as a result of such payment would cause the aggregate payments for O&O Costs (less selling commissions, dealer manager fees and distribution fees) paid to the Advisor to exceed the 1% Cap as of such payment date. Any amounts not reimbursed in any period shall be included in determining any reimbursement for a subsequent period. As of December 31, 2018, the Advisor has continued to pay all O&O Costs on behalf of the Company.

Variable Interest Entities

A Variable Interest Entity (“VIE”) is an entity that lacks one or more of the characteristics of a voting interest entity. A VIE is defined as an entity in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The determination of whether an entity is a VIE includes both a qualitative and quantitative analysis. The Company bases the qualitative analysis on the Company’s review of the design of the entity, its organizational structure including decision-making ability and relevant financial agreements and the quantitative analysis on the forecasted cash flow of the entity. The Company will reassess the initial evaluation of an entity as a VIE upon the occurrence of certain reconsideration events. A VIE must be consolidated only by its primary beneficiary, which is defined as the party who, along with its affiliates and agents has both the: (i) power to direct the activities that most significantly impact the VIE’s economic performance and (ii) obligation to absorb the losses of the VIE or the right to receive the benefits from the VIE, which could be significant to the VIE. The Company will determine whether it is the primary beneficiary of a VIE by considering qualitative and quantitative factors, including, but not limited to: which activities most significantly impact the VIE’s economic performance and which party controls such activities; the amount and characteristics of its investment; the obligation or likelihood for us or other interests to provide financial support; consideration of the VIE’s purpose and design, including the risks the VIE was designed to create and pass through to its variable interest holders and the similarity with and significance to the Company’s business activities and other interests. The Company will reassess the determination of whether it is the primary beneficiary of a VIE each reporting period. Significant judgments related to these determinations include estimates about the current and future fair value and performance of investments held by these VIE’s and general market conditions. As of December 31, 2018, the Company concluded that it did have investments in VIE’s and because the Company is not the primary beneficiary it did not consolidate such entities, as described in “Note 10—Variable Interest Entities” in its accompanying consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data.”

Voting Interest Entities

A voting interest entity is an entity in which the total equity investment at risk is sufficient to enable it to finance its activities independently and the equity holders have the power to direct the activities of the entity that most significantly impact its economic performance, the obligation to absorb the losses of the entity and the right to receive the residual returns of the entity. The usual condition for a controlling financial interest in a voting interest entity is ownership of a majority voting interest. If the Company has a majority voting interest in a voting interest entity, the entity will generally be consolidated. The Company will not consolidate a voting interest entity if there are substantive participating rights by other parties and/or kick-out rights by a single party. The Company performs on-going reassessments of whether entities previously evaluated under the voting interest framework have become VIEs, based on certain events, and therefore subject to the VIE consolidation framework, and vice versa.

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

Investment in Real Estate-Related Assets

The Company has performed a consolidation analysis in accordance with ASC Topic 810, Consolidation, as described in the “Variable Interest Entities” section of Note 2. The Company has determined, as a result of its analysis, that it is not the primary beneficiary of its investment in the DST, and therefore has not consolidated the entity. The Company has accounted for its investment in real estate-related assets, which is controlled and managed by CFI, under the equity method of accounting. In accordance with ASC Topic 323, Investments—Equity Method and Joint Ventures, the Company is able to exercise significant influence over these investees. Under the equity method, the investment is adjusted each period for capital contributions and distributions and its share of the entity’s net income (loss). Capital contributions, distributions and net income (loss) of such entities are recorded in accordance with the terms of the governing documents. An allocation of net income (loss) may differ from the stated ownership percentage interest in such entity as a result of preferred returns and allocation formulas, if any, as described in such governing documents. Investments in real estate-related assets are periodically reviewed for impairment based on projected cash flows from the underlying investment. If an impairment is identified, the carrying value of the investment will be reduced to the anticipated recoverable amount. As of December 31, 2018, no impairment has been identified.

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

Real Estate Debt Investments

Interest income is recognized on an accrual basis and any related premium, discount, origination costs and fees will be amortized over the life of the investment using the effective interest method. The amortization will be reflected as an adjustment to interest income in earnings. The amortization of a premium or accretion of a discount will be discontinued if such loan is reclassified to held for sale.

Credit Losses and Impairment on Investments

Operating Real Estate

The Company’s real estate portfolio is reviewed on a periodic basis, to assess whether there are any indicators that the value of its operating real estate may be impaired or that its carrying value may not be recoverable. A property’s value is considered impaired if management’s estimate of the aggregate expected future undiscounted cash flow generated by the property is less than the carrying value. In conducting this review, management considers global macroeconomic factors, real estate sector conditions and asset specific and other factors including the tenant’s financial well being. To the extent an impairment has occurred, the loss is measured as the excess of the carrying value of the property over the estimated fair value and recorded in impairment on operating real estate in the Company’s consolidated statements of operations. An allowance for a doubtful account for a tenant receivable is established based on a periodic review of aged receivables resulting from estimated losses due to the inability of tenants to make required rent and other payments contractually due. Additionally, the Company establishes, on a current basis, an allowance for future tenant credit losses on unbilled rent receivable based on an evaluation of the collectability of such amounts.

Real Estate Debt Investments

Loans will be considered impaired when, based on current information and events, it is probable that the Company will not be able to collect principal and interest amounts due according to the contractual terms. The Company assesses the credit quality of the portfolio and adequacy of loan loss reserves on a periodic basis. Significant judgment of management is required in this analysis. The Company considers the estimated net recoverable value of the loan as well as other factors, including but not limited to the fair value of any collateral, the amount and the status of any senior debt, the quality and financial condition of the borrower and tenants and the competitive situation of the area where the underlying collateral is located. Because this determination will be based on projections of future economic events, which are inherently subjective, the amount ultimately realized may differ materially from the carrying value as of the balance sheet date. If upon completion of the assessment, the estimated fair value of the underlying collateral is less than the net carrying value of the loan, a loan loss reserve will be recorded with a corresponding charge to provision for loan losses. The loan loss reserve for each loan will be maintained at a level that is determined to be adequate by management to absorb probable losses.

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

The Company provides for uncertain tax positions based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. Management is required to determine whether a tax position is more likely than not to be sustained upon examination by tax authorities, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Because assumptions are used in determining whether a tax benefit is more likely than not to be sustained upon examination by tax authorities, actual results may differ from the Company’s estimates under different assumptions or conditions.

Recently Adopted Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers. The ASU replaced certain previously existing revenue recognition guidance. The FASB has subsequently issued several additional amendments to the standard, including ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies the guidance on principal versus agent analysis based on the notion of control and affects recognition of revenue on a gross or net basis. Beginning January 1, 2018, companies are required to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and also includes additional disclosure requirements. The new standard could be adopted either retrospectively to prior reporting periods presented or as a cumulative effect adjustment as of the date of adoption. The Company adopted the new guidance on its required effective date of January 1, 2018 using the modified retrospective transition method applied to contracts that were not completed as of the adoption date. Accordingly, the new revenue standard is applied prospectively in the Company’s financial statements from January 1, 2018 onward and reported financial information for historical comparable periods is not revised and continues to be reported under the accounting standards in effect during those historical periods. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which makes changes to how cash receipts and cash payments are presented and classified in the Company’s consolidated statements of cash flows. The new standard became effective for the Company beginning January 1, 2018 and required adoption on a retrospective basis. The adoption of this guidance did not have a material impact on the Company’s consolidated statements of cash flows.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires that the statements of cash flows present the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. The new standard became effective for the Company beginning January 1, 2018 and required adoption on a retrospective basis. The adoption of this guidance did not have a material impact on the Company’s consolidated statements of cash flows.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which clarifies the definition of a business with the objective of providing additional guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The new standard became effective for the Company beginning January 1, 2018 and is applied on a prospective basis.  The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In February 2017, the FASB issued ASU No. 2017-05, Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets, which clarifies the scope and application of Accounting Standards Codification 610-20, Other Income—Gains and Losses from Derecognition of Nonfinancial Assets and defines in substance nonfinancial assets. The ASU also impacts the accounting for partial sales of nonfinancial assets (including in substance real estate). Under this guidance, when an entity transfers its controlling interest in a nonfinancial asset but retains a noncontrolling ownership interest, the entity will measure the retained interest at fair value, which results in a full gain or loss recognition upon the sale of a controlling interest in a nonfinancial asset. The Company adopted the standard on its required effective date of January 1, 2018. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

New Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This standard requires lessees to recognize a right-of-use (“ROU”) asset and lease liability for all leases with terms of more than 12 months. Recognition, measurement and presentation of expenses will depend on classification as a finance or operating lease. The amendments also require certain quantitative and qualitative disclosures. Accounting guidance for lessors is mostly unchanged. In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases, to clarify how to apply certain aspects of the new leases standard. The amendments address the rate implicit in the lease, impairment of the net investment in the lease, lessee reassessment of lease classification, lessor reassessment of lease term and purchase options, variable payments that depend on an index or rate and certain transition adjustments, among other issues. In addition, in July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, which provides an additional (and optional) transition method to adopt the new leases standard. Under the new transition method, a reporting entity would initially apply the new lease requirements at the effective date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption; continue to report comparative periods presented in the financial statements in the period of adoption in accordance with previous U.S. GAAP (i.e., ASC 840, Leases); and provide the required disclosures required by ASC 840 for all periods presented under that standard. Further, ASU No. 2018-11 contains a new practical expedient that allows lessors to avoid separating lease and associated non-lease components within a contract if certain criteria are met. In December 2018, the FASB issued ASU No. 2018-20, Leases (Topic 842): Narrow-Scope Improvements for Lessors, to clarify guidance for lessors on sales taxes and other similar taxes collected from lessees, certain lessor costs and recognition of variable payments for contracts with lease and non-lease components. The guidance in ASUs 2016-02, 2018-10, 2018-11 and 2018-20 was effective beginning January 1, 2019. The Company adopted the standards on their required effective date and used the effective date as the date of initial application. As a result, pursuant to this transition method financial information was not updated and the disclosures required under the new leases standards were not provided for dates and periods before January 1, 2019. The new guidance provides a number of optional practical expedients to be utilized upon transition. Accordingly, the Company expects to elect the ‘package of practical expedients,’ which permits the Company not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs. The Company does not expect to elect the use-of-hindsight or the practical expedient pertaining to land easements, with the latter not being applicable to the Company. While the new guidance identifies common area (building) maintenance as a non-lease component of the Company’s real estate lease contracts, the Company expects to apply the practical expedient to account for its real estate leases and associated common area maintenance service components as a single, combined operating lease component. Consequently, the Company does not expect the new standard’s changed guidance on contract components will have a significant impact on the Company’s consolidated financial statements. In addition, due to the new standard’s narrowed definition of initial direct costs, the Company expects to expense as incurred significant lease origination costs currently capitalized as initial direct costs and amortized to expense over the lease term.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires financial assets that are measured at amortized cost to be presented, net of an allowance for credit losses, at the amount expected to be collected over their estimated life. Expected credit losses for newly recognized financial assets, as well as changes to credit losses during the period, are recognized in earnings. For certain purchased financial assets with deterioration in credit quality since origination, the initial allowance for expected credit losses will be recorded as an increase to the purchase price. Expected credit losses, including losses on off-balance-sheet exposures such as lending commitments, will be measured based on historical experience, current conditions and reasonable and supportable forecasts that affect the collectability of the reported amount. The new standard will become effective for the Company beginning January 1, 2020, under a modified retrospective approach, and early adoption is permitted. In November 2018, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, to clarify that operating lease receivables accounted for under ASC 842, Leases, are not in the scope of the new credit losses guidance, and, instead, impairment of receivables arising from operating leases should be accounted for in accordance with ASC 842, Leases. The amendments in this ASU are required to be adopted concurrently with the guidance in ASU No. 2016-13. Management is currently evaluating the impact of the new guidance on the Company’s consolidated financial statements. Given the objective of the new standard, it is generally expected allowances for credit losses for the financial instruments within its scope would increase, however, the amount of any change will be dependent on the composition and quality of the Company’s portfolios at the adoption date as well as economic conditions and forecasts at that time.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. The guidance is part of the FASB’s disclosure framework project, whose objective and primary focus are to improve the effectiveness of disclosures in the notes to financial statements. The ASU eliminates, amends and adds certain disclosure requirements for fair value measurements. The FASB concluded that these changes improve the overall usefulness of the footnote disclosures for financial statement users and reduce costs for preparers. The new standard will become effective for the Company beginning January 1, 2020 and early adoption is permitted for eliminated and modified fair value measurement disclosures. Certain disclosures are required to be applied prospectively and other disclosures need to be adopted retrospectively in the period of adoption. As permitted by the transition guidance in the ASU, the Company early adopted eliminated and modified disclosure requirements as of September 30, 2018 and plans to adopt the remaining disclosure requirements effective January 1, 2020. The adoption of this standard did not impact the Company’s consolidated financial statements. See Note 13 — Fair Value Measurements for additional information.

In October 2018, the FASB issued ASU No. 2018-17, Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities (“VIE”). The guidance was issued in response to stakeholders’ observations that Topic 810, Consolidation, could be improved in the areas of applying the VIE guidance to private companies under common control and in considering indirect interests held through related parties under common control for determining whether fees paid to decision makers and service providers are variable interests. The new standard will become effective for the Company beginning January 1, 2020, with early adoption permitted, and must be applied retrospectively with a cumulative-effect adjustment to retained earnings at the beginning of the earliest period presented. Management is currently evaluating the impact of the new guidance on determining whether a decision-making fee is a variable interest on the Company’s consolidated financial statements.

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

Off-Balance Sheet Arrangements

As of December 31, 2018, the Company had no off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on the Company’s financial condition, revenue and expenses, results of operations, liquidity, capital expenditures, or capital resources.

Contractual Obligations

The following table presents the future principal payment due under the Company’s GR Loan, FM Loan, and CO Loan agreements as of December 31, 2018, which represents the Company’s aggregate contractual obligations and commitments with payments due subsequent to December 31, 2018.

Year	Amount
2019	$—
2020	—
2021	—
2022	—
2023	—
Thereafter	52,050,000
Total	$52,050,000

Subsequent Events

Preferred Equity Investment – Denver, PA

On January 2, 2019, the Company, through the Operating Partnership, made a preferred equity investment, together with a subsidiary of CFI. The Company’s initial investment of $4,779,353 was made through the Pennsylvania SPE, in which, as of January 2, 2019, the Company owned 40.5% of the membership interests and CFI owned 59.5% of the membership interests.

The Pennsylvania SPE entered into the Pennsylvania JV with a subsidiary of USRA. The Company and CFI, by and through the Pennsylvania SPE, invested $11,805,000 of capital in the Pennsylvania JV. The Pennsylvania JV is the sole member of an entity that purchased the PA Property for a purchase price of $117,050,000.

The PA Property is 100% leased to New Albertsons L.P., which is a subsidiary of Albertsons, which serves as the guarantor of the lease (the “PA Property Lease”). The PA Property Lease is a net lease whereby the tenant is responsible for operating expenses, real estate taxes, utilities, repairs, maintenance and capital expenditures, in addition to its obligation to pay base rent.

Subsequent to January 2, 2019, the Company purchased additional interests in the Pennsylvania SPE from CFI totaling $3,388,506. As of March 27, 2019, the Company’s interest in the Pennsylvania SPE was 69.2%.

Mezzanine Loan – Melrose Park, IL

On January 2, 2019, the Company, through the Operating Partnership, made a mezzanine loan investment, together with CFI. The Company’s initial investment of $5,099,190 was made through the Illinois SPE, in which, as of January 2, 2019, the Company owned 40.5% of the membership interests and CFI owned 59.5% of the membership interests.

The Illinois SPE, originated a fixed rate, subordinate mezzanine loan in the amount of $12,595,000 to Chicago Grocery Mezz B, LLC, which is owned and controlled by USRA, for the acquisition of the IL Property for a contract purchase price of $124,950,000.

The IL Property is 100% leased to New Albertsons L.P., which is a subsidiary of Albertsons, which serves as the guarantor of the lease (the “IL Property Lease”). The IL Property Lease is a net lease whereby the tenant is responsible for operating expenses, real estate taxes, utilities, repairs, maintenance and capital expenditures, in addition to its obligation to pay base rent.

Subsequent to January 2, 2019, the Company purchased additional interests in the Illinois SPE from CFI totaling $3,811,494. As of March 27, 2019, the Company’s interest in the Illinois SPE was 70.8%.

Status of the Offering

As of March 26, 2019, the Company had sold an aggregate of 3,980,182 shares of its common stock (consisting of 2,378,642 Class A shares, 1,052,030 Class T shares, and 549,510 Class I shares) in the Offering resulting in net proceeds of $98,186,589 to the Company as payment for such shares.

Distributions

On February 12, 2019, the Company’s board of directors authorized, and the Company declared, distributions for the period from February 15, 2019 to May 14, 2019, in an amount equal to $0.004253787 per day (or approximately $1.55 on an annual basis) per share of Class A common stock, Class I common stock and Class T common stock, less, for holders of the shares of Class T common stock, the distribution fees that are payable with respect to shares of Class T common stock. The distributions are payable by the 5th business day following each month end to stockholders of record at the close of business each day during the prior month.

Extension of Offering

On February 12, 2019, the Company’s board of directors authorized the extension of the term of the Offering until March 23, 2020.

Amendment of the Distribution Support Agreement

On March 21, 2019, the Company’s board of directors and CFI amended the Distribution Support Agreement to extend the term of the Distribution Support Agreement for the period ending upon the termination of the Primary Offering.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

The market risk associated with financial instruments and derivative financial instruments is the risk of loss from adverse changes in market prices or interest rates.  The Company’s interest rate risk management objectives are to limit the impact of interest rate changes in earnings and cash flows and to manage overall borrowing costs. To achieve these objectives, from time to time, the Company may enter into interest rate hedge contracts such as swaps, collars and treasury lock agreements in order to mitigate interest rate risk with respect to various debt instruments. The Company would not hold or issue these derivative contracts for trading or speculative purposes. As of December 31, 2018, there are no such hedging contracts outstanding. The Company does not have any foreign operations and thus is not exposed to foreign currency fluctuations.

Interest Rate Risk

As of December 31, 2018, the Company had fixed rate debt of $52.1 million, and therefore, is not exposed to interest rate changes in LIBOR.

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

As of December 31, 2018, the industry concentration of the Company’s investments was as follows:

•	Office – 65%
•	Retail – 20%
•	Industrial – 15%

As of December 31, 2018, the geographic concentration of the Company’s investments was as follows:

•	Ohio – 42%
•	South Carolina – 25%
•	Texas – 15%
•	Michigan – 9%
•	Oklahoma – 7%
•	Arkansas – 2%

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

As of December 31, 2018, the Company’s portfolio of real estate assets was leased to the following tenants:

•	Comenity Servicing LLC (a subsidiary of Alliance Data Systems Corporation) – 40%
•	Daimler – 25%
•	Walgreens – 20%
•	HOYA – 15%

Item 8. Financial Statements and Supplementary Data.

The financial statements required by this item and the reports of the independent accountants thereon required by Item 14(a)(2) appear on pages F-2 to F-34. See accompanying Index to the Consolidated Financial Statements on page F-1.

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

Internal Control over Financial Reporting

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Exchange Act Rule 13a-15(f), internal control over financial reporting is a process designed by, or under the supervision of, the principal executive and principal financial officer and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Under the supervision and with the participation of management, including the CEO and CFO, the Company carried out an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2018 based on the “Internal Control-Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2018.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our CEO and CFO, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance*

Item 11. Executive Compensation*

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters*

Item 13. Certain Relationships and Related Transactions, and Director Independence*

Item 14. Principal Accounting Fees and Services*

__________________________

*

The information that is required by Items 10, 11, 12, 13 and 14 (other than the information included in this Annual Report on Form 10-K) is incorporated herein by reference from the definitive proxy statement relating to the 2019 Annual Meeting of Stockholders of the Company, which is to be filed with the U.S. Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, no later than 120 days after the end of the Company’s fiscal year ended December 31, 2018.

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

3.2

Articles of Amendment to the Second Articles of Amendment and Restatement of Rodin Global Property Trust, Inc., dated June 6, 2018 (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 13, 2018)

3.3	Second Amended and Restated Bylaws of Rodin Global Property Trust, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Form 10-Q filed on May 12, 2017)

4.1	Form of Subscription Agreement (filed as Appendix A to the Prospectus Supplement No. 3 dated July 18, 2018)

4.2	Form of Distribution Reinvestment Plan (filed as Appendix B to the Company’s Pre-Effective Amendment No. 2 to Form S-11 (File No. 333-214130), filed with the SEC on March 21, 2017)

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

10.5*	Amended and Restated Distribution Support Agreement between Cantor Fitzgerald Investors, LLC and Rodin Global Property Trust, Inc. dated March 21, 2019

10.6	Rodin Global Property Trust, Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.7 to the Company’s Form 10-Q filed on May 12, 2017)

10.7	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.6 to the Company’s Pre-Effective Amendment No. 2 to Form S-11 (File No. 333-214130), filed on March 21, 2017)

10.8

Reimbursement Agreement among Rodin Global Property Trust, Inc., Cantor Fitzgerald Investors, LLC and Rodin Global Property Trust OP Holdings, LLC dated March 23, 2017 (incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q filed on May 12, 2017)

10.9

Agreement of Purchase and Sale by and between LIC Charlotte Office Building, Inc., and Cantor Real Estate Investment Management Investments, LLC dated December 19, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on February 2, 2018)

10.10	Loan Agreement between 2477 Deerfield Drive, LLC and UBS AG dated February 1, 2018 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on February 2, 2018)

10.11

Amended and Restated Advisory Agreement, by and among Rodin Global Property Trust, Inc., Rodin Global Property Trust Operating Partnership. L.P., Rodin Global Property Advisors, LLC, and Cantor Fitzgerald Investors, LLC and Rodin Global Property Trust OP Holdings, LLC, dated June 29, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on July 6, 2018)

10.12

Agreement of Purchase and Sale by and between ADS Place Phase III, LLC, and Cantor Real Estate Investment Management Investments, LLC dated June 28, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on July 31, 2018)

10.13

Loan Agreement between 3075 Loyalty Circle Owner, LLC and Cantor Commercial Real Estate Lending, L.P. dated July 31, 2018 (incorporated by reference to Exhibit 10.12 to the Company’s Post-Effective Amendment No. 7 to Form S-11 (File No. 333-214130), filed on January 28, 2019)

10.14

Purchase and Sale Contract dated as of September 10, 2018, as amended by that certain First Amendment to Purchase and Sale Agreement dated as of October 10, 2018, as further amended by that certain Second Amendment to Purchase and Sale Contract dated as of October 19, 2018, by and between Mohr Whitsett, LLC and Cantor Real Estate Investment Management Investments, LLC (incorporated by reference to exhibit 10.1 to the Company’s 8-K filed on November 13, 2018)

10.15

Dealer Manager Agreement among Rodin Global Property Trust, Inc., Cantor Fitzgerald Investors, LLC and Cantor Fitzgerald & Co. dated March 23, 2017 (incorporated by reference to Exhibit 1.1 to the Company’s Form 10-Q filed on May 12, 2017)

21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company’s Post-Effective Amendment No. 7 to Form S-11 (File No. 333-214130), filed on January 28, 2019)

24*	Power of Attorney (included in the signature page)

31.1*	Certification by the Chief Executive Officer pursuant to 17 CFR 240.13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification by the Chief Financial Officer pursuant to 17 CFR 240.13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

RODIN GLOBAL PROPERTY TRUST, INC.

Date: March 27, 2019	By:	/s/ Howard W. Lutnick
Howard W. Lutnick
Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Howard W. Lutnick and Steven Bisgay, and each of them severally, his true and lawful attorney-in-fact with power of substitution and re-substitution to sign in his name, place and stead, in any and all capacities, to do any and all things and execute any and all instruments that such attorney may deem necessary or advisable under the Securities Exchange Act of 1934 and any rules, regulations and requirements of the U.S. Securities and Exchange Commission in connection with this Annual Report on Form 10-K and any and all amendments hereto, as fully for all intents and purposes as he might or could do in person, and hereby ratifies and confirms all said attorneys-in-fact and agents, each acting alone, and his substitute or substitutes, may lawfully do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Howard W. Lutnick	Chief Executive Officer and Chairman of the Board of Directors	March 27, 2019
Howard W. Lutnick	(Principal Executive Officer)

/s/ Steven Bisgay	Chief Financial Officer	March 27, 2019
Steven Bisgay	(Principal Financial Officer and Principal Accounting Officer)

/s/ Arthur F. Backal	Director	March 27, 2019
Arthur F. Backal

/s/ John M. Matteson	Director	March 27, 2019
John M. Matteson

/s/ Dean Palin	Director	March 27, 2019
Dean Palin

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Rodin Global Property Trust, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Rodin Global Property Trust, Inc. (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, changes in equity, and cash flows for each of the two years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

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

New York, New York

March 27, 2019

RODIN GLOBAL PROPERTY TRUST, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2018	December 31, 2017
Assets
Investment in real estate, net of accumulated depreciation of $791,575 and $86,331, respectively	$98,590,705	$6,616,869
Cash and cash equivalents	14,046,766	7,657,025
Investment in real estate-related assets	13,047,225	9,932,438
Intangible assets, net of accumulated amortization of $339,907 and $40,437, respectively	12,573,758	1,275,610
Stock subscriptions receivable	286,918	250,760
Deferred rent receivable	344,139	—
Prepaid expenses and other assets	471,805	4,325
Due from related party	—	12,670
Total assets	$139,361,316	$25,749,697
Liabilities and Equity
Liabilities
Loans payable, net of deferred financing costs of $493,875 and $78,074, respectively	$51,556,125	$4,421,926
Intangible liabilities, net of accumulated amortization of $15,278 and $0, respectively	3,809,038	—
Due to related parties	2,742,581	2,340,524
Deferred revenue	497,457	—
Distributions payable	424,967	101,174
Restricted reserves	201,191	—
Accrued interest payable	159,855	10,779
Accounts payable and accrued expenses	25,384	—
Total liabilities	59,416,598	6,874,403
Stockholders' equity
Controlling interest
Preferred stock, $0.01 par value per share, 50,000,000 shares authorized, and 0 issued and outstanding at December 31, 2018 and December 31, 2017, respectively	—	—
Class A common stock, $0.01 par value per share, 160,000,000 shares authorized, and 2,116,562 and 478,956 issued and outstanding at December 31, 2018 and December 31, 2017, respectively	21,166	4,790
Class T common stock, $0.01 par value per share, 200,000,000 shares authorized, and 939,185 and 225,652 issued and outstanding at December 31, 2018 and December 31, 2017, respectively	9,392	2,257
Class I common stock, $0.01 par value per share, 40,000,000 shares authorized, and 401,639 and 166,296 issued and outstanding at December 31, 2018 and December 31, 2017, respectively	4,016	1,663
Additional paid-in capital	84,467,731	21,136,120
Accumulated deficit and cumulative distributions	(4,737,537)	(2,270,536)
Total controlling interest	79,764,768	18,874,294
Non-controlling interests in subsidiaries	179,950	1,000
Total stockholders' equity	79,944,718	18,875,294
Total liabilities and stockholders' equity	$139,361,316	$25,749,697

The accompanying notes are an integral part of these consolidated financial statements.

RODIN GLOBAL PROPERTY TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the	For the
	Year Ended	Year Ended
	December 31, 2018	December 31, 2017
Revenues:
Rental revenues	$1,798,401	$222,675
Tenant reimbursement income	364,554	—
Total revenues	2,162,955	222,675
Operating expenses (income):
General and administrative expenses	(701,534)	1,926,368
Depreciation and amortization	973,693	112,883
Management fees	1,066,176	127,508
Property operating expenses	364,554	—
Total operating expenses	1,702,889	2,166,759
Other income (expense):
Income from investments in real estate-related assets	732,111	77,615
Interest income	139,525	7,248
Interest expense	(626,353)	(93,176)
Total other income (expense)	245,283	(8,313)
Net income (loss)	705,349	(1,952,397)
Net income (loss) attributable to non-controlling interest	—	—
Net income (loss) attributable to common stockholders	$705,349	$(1,952,397)
Weighted average shares outstanding	2,137,472	230,517
Net income (loss) per common share - basic and diluted	$0.33	$(8.47)

The accompanying notes are an integral part of these consolidated financial statements.

RODIN GLOBAL PROPERTY TRUST, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Stockholders' Equity
								Accumulated
	Common Stock						Additional	Deficit and	Non-
	Class A		Class T		Class I		Paid-In	Cumulative	controlling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Distributions	interest	Equity
Balance as of January 1, 2017	8,180	$82	—	$—	—	$—	$199,919	$—	$1,000	$201,001
Common stock	469,222	4,692	225,105	2,252	166,152	1,662	22,037,202	—	—	22,045,808
Distribution reinvestment	1,554	16	547	5	144	1	55,558	—	—	55,580
Offering costs	—	—	—	—	—	—	(1,156,559)	—	—	(1,156,559)
Net income (loss)	—	—	—	—	—	—	—	(1,952,397)	—	(1,952,397)
Distributions declared on common stock	—	—	—	—	—	—	—	(318,139)	—	(318,139)
Acquired non-controlling interests	—	—	—	—	—	—	—	—	—	—
Balance as of December 31, 2017	478,956	$4,790	225,652	$2,257	166,296	$1,663	$21,136,120	$(2,270,536)	$1,000	$18,875,294

	Stockholders' Equity
								Accumulated
	Common Stock						Additional	Deficit and	Non-
	Class A		Class T		Class I		Paid-In	Cumulative	controlling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Distributions	interest	Equity
Balance as of January 1, 2018	478,956	$4,790	225,652	$2,257	166,296	$1,663	$21,136,120	$(2,270,536)	$1,000	$18,875,294
Common stock	1,610,981	16,110	702,328	7,023	233,410	2,334	65,905,548	—	—	65,931,015
Distribution reinvestment	26,625	266	11,205	112	1,933	19	995,924	—	—	996,321
Offering costs	—	—	—	—	—	—	(3,569,861)	—	—	(3,569,861)
Net income (loss)	—	—	—	—	—	—	—	705,349	—	705,349
Distributions declared on common stock	—	—	—	—	—	—	—	(3,172,350)	—	(3,172,350)
Acquired non-controlling interests	—	—	—	—	—	—	—	—	178,950	178,950
Balance as of December 31, 2018	2,116,562	$21,166	939,185	$9,392	401,639	$4,016	$84,467,731	$(4,737,537)	$179,950	$79,944,718

The accompanying notes are an integral part of these consolidated financial statements.

RODIN GLOBAL PROPERTY TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the	For the
	Year Ended	Year Ended
	December 31,	December 31,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$705,349	$(1,952,397)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	989,865	116,745
Gains from investments in real estate-related assets	(732,111)	—
Amortization of above-market lease intangibles	30,296	13,885
Amortization of below-market lease intangibles	(15,177)	—
Changes in assets and liabilities:
Proceeds from investments in real estate-related assets	1,484,970	47,562
(Increase) in deferred rent receivable	(344,139)	—
(Increase) in prepaid expenses and other assets	(467,480)	(4,325)
(Decrease)/increase in due to related parties	(708,157)	1,611,190
Increase in deferred revenue	497,457	—
Increase in restricted reserves	201,191	—
Increase in accrued interest payable	149,076	10,779
Increase in accounts payable and accrued expenses	25,384	290,071
Net cash provided by operating activities	1,816,524	133,510
Cash flows from investing activities:
Acquisition of real estate	(52,722,808)	(8,019,247)
Purchase of interest in real estate-related assets	(3,867,646)	(9,980,000)
Net cash used in investing activities	(56,590,454)	(17,999,247)
Cash flows from financing activities:
Proceeds from issuance of common stock, net	63,447,880	21,065,082
Borrowing from loans payable	—	4,500,000
Payment of deferred financing costs	(431,973)	(81,936)
Distributions	(1,852,236)	(161,385)
Net cash provided by financing activities	61,163,671	25,321,761
Net increase in cash and cash equivalents	6,389,741	7,456,024
Cash and cash equivalents, at beginning of period	$7,657,025	$201,001
Cash and cash equivalents, at end of period	$14,046,766	$7,657,025
Supplemental disclosure of cash flow information:
Cash paid for interest	$461,112	$78,535
Non-cash investing and financing activities:
Assumption of loans payable in conjunction with acquisitions of real estate	$47,550,000	$—
Distribution reinvestment	$996,321	$55,580
Distributions payable	$323,793	$101,174
Acquired non-controlling interests	$178,950	$—

The accompanying notes are an integral part of these consolidated financial statements.

RODIN GLOBAL PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Organization and Business Purpose

Rodin Global Property Trust, Inc. (the “Company”) was formed on February 2, 2016 as a Maryland corporation that has elected and qualified to be taxed as a real estate investment trust (“REIT”) for United States (“U.S.”) federal income tax purposes beginning with the taxable year ending December 31, 2017. The Company’s consolidated financial statements include Rodin Global Property Trust Operating Partnership, L.P. (the “Operating Partnership”) and its operating subsidiaries. Substantially all of the Company’s business is conducted through the Operating Partnership, a Delaware partnership formed on February 11, 2016. The Company is the sole general and limited partner of the Operating Partnership. Unless the context otherwise requires, the “Company” refers to the Company and the Operating Partnership. The Company currently operates its business in one reportable segment, which focuses on investing in and managing income-producing commercial properties and other real estate-related assets.

On February 2, 2016, the Company was capitalized with a $200,001 investment by the Company’s sponsor, Cantor Fitzgerald Investors, LLC (“CFI”) through the purchase of 8,180 Class A shares of common stock. In addition, a wholly owned subsidiary of CFI, Rodin Global Property Trust OP Holdings, LLC (the “Special Unit Holder”), has invested $1,000 in the Operating Partnership and has been issued a special class of limited partnership units (“Special Units”), which is recorded as a non-controlling interest on the consolidated balance sheet as of December 31, 2018. The Company has registered with the Securities and Exchange Commission (“SEC”) an offering of up to $1.25 billion in shares of common stock, consisting of up to $1.0 billion in shares in the Company’s primary offering (the “Primary Offering”) and up to $250 million in shares pursuant to its distribution reinvestment plan (the “DRP”, and together with the Primary Offering, the “Offering”). On May 18, 2017, the Company satisfied the minimum offering requirement as a result of CFI’s purchase of $2.0 million in Class I shares (the “Minimum Offering Requirement”).

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

As of December 31, 2018, the Company owned the following investments:

•	A retail property located in Grand Rapids, Michigan (the “GR Property”).
•	An office property located in Fort Mill, South Carolina (the “FM Property”).
•	A majority interest in an office property located in Columbus, Ohio (the “CO Property”).
•	A flex industrial property located in Lewisville, TX (the “Lewisville Property”).
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

RODIN GLOBAL PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, the Operating Partnership and any single member limited liability companies or other entities which are consolidated in accordance with U.S. GAAP. The Company consolidates variable interest entities (“VIEs”) where it is the primary beneficiary and voting interest entities which are generally majority owned or otherwise controlled by the Company. All intercompany balances are eliminated in consolidation.

Variable Interest Entities

The Company determines if an entity is a VIE in accordance with guidance in Accounting Standards Codification (“ASC”) Topic 810, Consolidation. For an entity in which the Company has acquired an interest, the entity will be considered a VIE if both of the following characteristics are not met: 1) the equity investors in the entity have the characteristics of a controlling financial interest and 2) the equity investors’ total investment at risk is sufficient to finance the entity’s activities without additional subordinated financial support. The Company makes judgments regarding the sufficiency of the equity at risk based first on a qualitative analysis, then a quantitative analysis, if necessary. A qualitative analysis is generally based on a review of the design of the entity, including its control structure and decision-making abilities, and also its financial structure. In a quantitative analysis, the Company would incorporate various estimates, including estimated future cash flows, assumed hold periods and capitalization or discount rates.

If an entity is determined to be a VIE, the Company then determines whether to consolidate the entity as the primary beneficiary. The primary beneficiary has both (i) the power to direct the activities that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could potentially be significant to the entity.

The Company evaluates all of its significant investments in real estate-related assets to determine if they are VIEs utilizing judgments and estimates that are inherently subjective. If different judgments or estimates were used for these evaluations, it could result in differing conclusions as to whether or not an entity is a VIE and whether or not to consolidate such entity. As of December 31, 2018, the Company concluded that it did have an investment in a VIE, and because the Company is not the primary beneficiary, it did not consolidate such entity, as described in further detail in Note 10.

Voting Interest Entities

A voting interest entity is an entity in which the total equity investment at risk is sufficient to enable it to finance its activities independently and the equity holders have the power to direct the activities of the entity that most significantly impact its economic performance, the obligation to absorb the losses of the entity and the right to receive the residual returns of the entity. The usual condition for a controlling financial interest in a voting interest entity is ownership of a majority voting interest. If the Company has a majority voting interest in a voting interest entity, the entity will generally be consolidated. The Company will not consolidate a voting interest entity if there are substantive participating rights by other parties and/or kick-out rights by a single party. The Company performs on-going reassessments of whether entities previously evaluated under the voting interest framework have become VIEs, based on certain events, and therefore subject to the VIE consolidation framework, and vice versa.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and highly liquid investments with original maturities of three months or less.

Deferred Rent Receivable

As of December 31, 2018 and December 31, 2017, deferred rent receivable was $344,139 and $0, respectively, and represents rent earned in excess of rent received as a result of straight-lining rents over the terms of the leases on the FM Property, the CO Property, and the Lewisville Property, in accordance with ASC Topic 840, Leases.

Prepaid Expenses and Other Assets

Prepaid expenses and other assets consist primarily of prepaid operating expenses and reimbursements due from tenants.

Investment in Real Estate, net

Real estate assets are stated at cost, less accumulated depreciation and amortization. Amounts capitalized to real estate assets consist of the costs of acquisition, including certain acquisition-related expenses, major improvements and betterments that extend the useful life of the real estate assets and leasing costs. All repairs and maintenance costs are expensed as incurred. The Company accounts for its acquisitions (or disposals) of assets or businesses in accordance with ASC Topic 805, Business Combinations.

RODIN GLOBAL PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company considers the period of future benefit of each respective asset to determine its appropriate useful life. The estimated useful lives of the Company’s real estate assets by class are generally as follows:

Description	Depreciable Life
Buildings	39 years
Site improvements	Over lease term
Intangible lease assets and liabilities	Over lease term

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

The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate assets may not be recoverable. Impairment indicators that the Company considers include, but are not limited to, bankruptcy or other credit concerns of a property’s major tenant, such as a history of late payments, rental concessions and other factors, a significant decrease in a property’s revenues due to lease terminations, vacancies, co-tenancy clauses, reduced lease rates or other circumstances. When indicators of potential impairment are present, the Company assesses the recoverability of the assets by determining whether the carrying amount of the assets will be recovered through the undiscounted future cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying amount, the Company will adjust the real estate assets to their respective fair values and recognize an impairment loss. Generally, fair value is determined using a discounted cash flow analysis and recent comparable sales transactions. No impairment losses were recorded during the year ended December 31, 2018 or during the year ended December 31, 2017 after the Company assessed the recoverability of its assets. As of December 31, 2018 and December 31, 2017, no impairment has been identified.

Investment in Real Estate-Related Assets

The Company has performed a consolidation analysis in accordance with ASC Topic 810, Consolidation, as described in the “Variable Interest Entities” section of Note 2. The Company has determined, as a result of its analysis, that it is not the primary beneficiary of its investment, and therefore has not consolidated the entity.  The Company has accounted for its investment in real estate-related assets, which is controlled and managed by CFI, under the equity method of accounting. In accordance with ASC Topic 323, Investments—Equity Method and Joint Ventures, the Company is able to exercise significant influence over these investees.  Under the equity method, the investment is adjusted each period for capital contributions and distributions and its share of the entity’s net income (loss). Capital contributions, distributions and net income (loss) of such entities are recorded in accordance with the terms of the governing documents. An allocation of net income (loss) may differ from the stated ownership percentage interest in such entity as a result of preferred returns and allocation formulas, if any, as described in such governing documents. Investments in real estate-related assets are periodically reviewed for impairment based on projected cash flows from the underlying investment. If an impairment is identified, the carrying value of the investment will be reduced to the anticipated recoverable amount. As of December 31, 2018 and December 31, 2017, no impairment has been identified.

Deferred Financing Costs

Costs incurred in connection with obtaining financing are capitalized and amortized over the term of the related loan on a straight-line basis, which approximates the effective interest method. The carrying value of the deferred financing costs at December 31, 2018 and December 31, 2017 was $493,875 and $78,074, respectively which is net of accumulated amortization of $20,034 and $3,862, respectively, and recorded as an offset to the related debt. For the years ended December 31, 2018 and December 31, 2017, amortization of deferred financing costs was $16,165 and $3,862, respectively, and is included in Interest expense on the accompanying consolidated statement of operations.

RODIN GLOBAL PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenue Recognition

Rental revenue is recognized on a straight-line basis over the life of the respective leases.

Stock Subscriptions Receivable

As prescribed by ASC Topic 505, Equity, Stock subscriptions receivable represent the purchase of common stock for which the Company has not yet received payment from the purchaser. As of December 31, 2018 and December 31, 2017, the amount of stock subscriptions receivable was $286,918 and $250,760, respectively. The amounts outstanding were received by the Company during January 2019 and January 2018, respectively.

Due from Related Party

Due from related party includes amounts owed to the Company by CFI pursuant to the terms of the Sponsor Support Agreement for the reimbursement of selling commissions and marketing fees, which at December 31, 2018 and December 31, 2017 was $0 and $12,670, respectively. The amount of Sponsor Support outstanding at December 31, 2017 was received by the Company during January 2018.

Deferred Revenue

Deferred revenue represents unearned rent received in advance from tenants at certain of the Company’s properties, which at December 31, 2018 and December 31, 2017 was $497,457 and $0, respectively.

Restricted Reserves

Restricted reserves is comprised of amounts received from tenants at certain of the Company’s properties for recoverable property operating expenses to be paid by the Company on behalf of the tenants, pursuant to the terms of the respective net lease arrangements, which at December 31, 2018 and December 31, 2017 was $201,191 and $0, respectively.

Tenant Reimbursement Income

Certain property operating expenses, including real estate taxes and insurance, among others, are paid by the Company and are reimbursed by the tenants of the Company’s properties pursuant to the terms of the respective net leases. These reimbursements are reflected as Tenant reimbursement income in the accompanying consolidated statements of operations, which for the year ended December 31, 2018 was $364,554. No Tenant reimbursement income was earned during the year ended December 31, 2017.

Property Operating Expenses

Certain property operating expenses, including real estate taxes and insurance, among others, are paid by the Company and are reimbursed by the tenants of the Company’s properties pursuant to the terms of the respective net leases. These expenses incurred are reflected as Property operating expenses in the accompanying consolidated statements of operations, which for the year ended December 31, 2018 were $364,554. No Property operating expenses were incurred during the year ended December 31, 2017.

Due to Related Parties

Due to related parties is comprised of amounts contractually owed by the Company for various services provided to the Company from related parties, which at December 31, 2018 and December 31, 2017 was $2,742,581 and $2,340,524, respectively (See Note 9).

RODIN GLOBAL PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Organization and Offering Costs

The Advisor has agreed to pay, on behalf of the Company, all organizational and offering costs (including legal, accounting, and other costs attributable to the Company’s organization and offering, but excluding upfront selling commissions, dealer manager fees and distribution fees) (“O&O Costs”) through the first anniversary of the date on which the Company satisfied the Minimum Offering Requirement, which was May 18, 2018 (the “Escrow Break Anniversary”). After the Escrow Break Anniversary, the Advisor, in its sole discretion, may pay some or all of the additional O&O Costs incurred, but is not required to do so. To the extent the Advisor pays such additional O&O Costs, the Company is obligated to reimburse the Advisor subject to the 1% Cap (as defined below). Following the Escrow Break Anniversary, the Company began reimbursing the Advisor for payment of O&O Costs on a monthly basis, which will continue through the period ended May 18, 2021; provided, however, that the Company shall not be obligated to pay any amounts that as a result of such payment would cause the aggregate payments for O&O Costs (less selling commissions, dealer manager fees and distribution fees) paid to the Advisor to exceed 1% of gross proceeds of the Offering (the “1% Cap”), as of such payment date. Any amounts not reimbursed in any period shall be included in determining any reimbursement liability for a subsequent period. As of December 31, 2018, the Advisor has continued to pay all O&O Costs on behalf of the Company.

As of December 31, 2018 and December 31, 2017, the Advisor has incurred O&O Costs on the Company’s behalf of $6,896,987 and $4,549,304, respectively. As of December 31, 2018 and December 31, 2017, the Company is obligated to reimburse the Advisor for O&O Costs in the amount of $743,439 and $223,014, respectively, which is included within Due to related parties in the accompanying consolidated balance sheets. As of December 31, 2018 and December 31, 2017, organizational costs of $13,039 and $4,188, respectively, were expensed, and offering costs of $877,248 and $218,826, respectively, were charged to stockholders’ equity. As of December 31, 2018 and December 31, 2017, the Company has made reimbursement payments of $146,848 and $0, respectively, to the Advisor for O&O Costs incurred.

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

The Company provides for uncertain tax positions based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. Management is required to determine whether a tax position is more likely than not to be sustained upon examination by tax authorities, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Because assumptions are used in determining whether a tax benefit is more likely than not to be sustained upon examination by tax authorities, actual results may differ from the Company’s estimates under different assumptions or conditions.

Earnings Per Share

Basic net income (loss) per share of common stock is determined by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period. All classes of common stock are allocated net income (loss) at the same rate per share.

RODIN GLOBAL PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recently Adopted Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers. The ASU replaced certain previously existing revenue recognition guidance. The FASB has subsequently issued several additional amendments to the standard, including ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies the guidance on principal versus agent analysis based on the notion of control and affects recognition of revenue on a gross or net basis. Beginning January 1, 2018, companies are required to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and also includes additional disclosure requirements. The new standard could be adopted either retrospectively to prior reporting periods presented or as a cumulative effect adjustment as of the date of adoption. The Company adopted the new guidance on its required effective date of January 1, 2018 using the modified retrospective transition method applied to contracts that were not completed as of the adoption date. Accordingly, the new revenue standard is applied prospectively in the Company’s financial statements from January 1, 2018 onward and reported financial information for historical comparable periods is not revised and continues to be reported under the accounting standards in effect during those historical periods. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which makes changes to how cash receipts and cash payments are presented and classified in the Company’s consolidated statements of cash flows. The new standard became effective for the Company beginning January 1, 2018 and required adoption on a retrospective basis. The adoption of this guidance did not have a material impact on the Company’s consolidated statements of cash flows.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires that the statements of cash flows present the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. The new standard became effective for the Company beginning January 1, 2018 and required adoption on a retrospective basis. The adoption of this guidance did not have a material impact on the Company’s consolidated statements of cash flows.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which clarifies the definition of a business with the objective of providing additional guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The new standard became effective for the Company beginning January 1, 2018 and is applied on a prospective basis.  The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In February 2017, the FASB issued ASU No. 2017-05, Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets, which clarifies the scope and application of Accounting Standards Codification 610-20, Other Income—Gains and Losses from Derecognition of Nonfinancial Assets and defines in substance nonfinancial assets. The ASU also impacts the accounting for partial sales of nonfinancial assets (including in substance real estate). Under this guidance, when an entity transfers its controlling interest in a nonfinancial asset but retains a noncontrolling ownership interest, the entity will measure the retained interest at fair value, which results in a full gain or loss recognition upon the sale of a controlling interest in a nonfinancial asset. The Company adopted the standard on its required effective date of January 1, 2018. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

RODIN GLOBAL PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

New Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This standard requires lessees to recognize a right-of-use (“ROU”) asset and lease liability for all leases with terms of more than 12 months. Recognition, measurement and presentation of expenses will depend on classification as a finance or operating lease. The amendments also require certain quantitative and qualitative disclosures. Accounting guidance for lessors is mostly unchanged. In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases, to clarify how to apply certain aspects of the new leases standard. The amendments address the rate implicit in the lease, impairment of the net investment in the lease, lessee reassessment of lease classification, lessor reassessment of lease term and purchase options, variable payments that depend on an index or rate and certain transition adjustments, among other issues. In addition, in July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, which provides an additional (and optional) transition method to adopt the new leases standard. Under the new transition method, a reporting entity would initially apply the new lease requirements at the effective date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption; continue to report comparative periods presented in the financial statements in the period of adoption in accordance with previous U.S. GAAP (i.e., ASC 840, Leases); and provide the required disclosures required by ASC 840 for all periods presented under that standard. Further, ASU No. 2018-11 contains a new practical expedient that allows lessors to avoid separating lease and associated non-lease components within a contract if certain criteria are met. In December 2018, the FASB issued ASU No. 2018-20, Leases (Topic 842): Narrow-Scope Improvements for Lessors, to clarify guidance for lessors on sales taxes and other similar taxes collected from lessees, certain lessor costs and recognition of variable payments for contracts with lease and non-lease components. The guidance in ASUs 2016-02, 2018-10, 2018-11 and 2018-20 was effective beginning January 1, 2019. The Company adopted the standards on their required effective date and used the effective date as the date of initial application. As a result, pursuant to this transition method financial information was not updated and the disclosures required under the new leases standards were not provided for dates and periods before January 1, 2019. The new guidance provides a number of optional practical expedients to be utilized upon transition. Accordingly, the Company expects to elect the ‘package of practical expedients,’ which permits the Company not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs. The Company does not expect to elect the use-of-hindsight or the practical expedient pertaining to land easements, with the latter not being applicable to the Company. While the new guidance identifies common area (building) maintenance as a non-lease component of the Company’s real estate lease contracts, the Company expects to apply the practical expedient to account for its real estate leases and associated common area maintenance service components as a single, combined operating lease component. Consequently, the Company does not expect the new standard’s changed guidance on contract components will have a significant impact on the Company’s consolidated financial statements. In addition, due to the new standard’s narrowed definition of initial direct costs, the Company expects to expense as incurred significant lease origination costs currently capitalized as initial direct costs and amortized to expense over the lease term.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires financial assets that are measured at amortized cost to be presented, net of an allowance for credit losses, at the amount expected to be collected over their estimated life. Expected credit losses for newly recognized financial assets, as well as changes to credit losses during the period, are recognized in earnings. For certain purchased financial assets with deterioration in credit quality since origination, the initial allowance for expected credit losses will be recorded as an increase to the purchase price. Expected credit losses, including losses on off-balance-sheet exposures such as lending commitments, will be measured based on historical experience, current conditions and reasonable and supportable forecasts that affect the collectability of the reported amount. The new standard will become effective for the Company beginning January 1, 2020, under a modified retrospective approach, and early adoption is permitted. In November 2018, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, to clarify that operating lease receivables accounted for under ASC 842, Leases, are not in the scope of the new credit losses guidance, and, instead, impairment of receivables arising from operating leases should be accounted for in accordance with ASC 842, Leases. The amendments in this ASU are required to be adopted concurrently with the guidance in ASU No. 2016-13. Management is currently evaluating the impact of the new guidance on the Company’s consolidated financial statements. Given the objective of the new standard, it is generally expected allowances for credit losses for the financial instruments within its scope would increase, however, the amount of any change will be dependent on the composition and quality of the Company’s portfolios at the adoption date as well as economic conditions and forecasts at that time.

RODIN GLOBAL PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. The guidance is part of the FASB’s disclosure framework project, whose objective and primary focus are to improve the effectiveness of disclosures in the notes to financial statements. The ASU eliminates, amends and adds certain disclosure requirements for fair value measurements. The FASB concluded that these changes improve the overall usefulness of the footnote disclosures for financial statement users and reduce costs for preparers. The new standard will become effective for the Company beginning January 1, 2020 and early adoption is permitted for eliminated and modified fair value measurement disclosures. Certain disclosures are required to be applied prospectively and other disclosures need to be adopted retrospectively in the period of adoption. As permitted by the transition guidance in the ASU, the Company early adopted eliminated and modified disclosure requirements as of September 30, 2018 and plans to adopt the remaining disclosure requirements effective January 1, 2020. The adoption of this standard did not impact the Company’s consolidated financial statements. See Note 13 — Fair Value Measurements for additional information.

In October 2018, the FASB issued ASU No. 2018-17, Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities (“VIE”). The guidance was issued in response to stakeholders’ observations that Topic 810, Consolidation, could be improved in the areas of applying the VIE guidance to private companies under common control and in considering indirect interests held through related parties under common control for determining whether fees paid to decision makers and service providers are variable interests. The new standard will become effective for the Company beginning January 1, 2020, with early adoption permitted, and must be applied retrospectively with a cumulative-effect adjustment to retained earnings at the beginning of the earliest period presented. Management is currently evaluating the impact of the new guidance on determining whether a decision-making fee is a variable interest on the Company’s consolidated financial statements.

Note 3 – Investment in Real Estate

Investment in real estate, net consisted of the following at December 31, 2018 and December 31, 2017:

	December 31, 2018	December 31, 2017
Building and building improvements	$86,672,153	$5,769,179
Land	12,710,127	934,021
Total	99,382,280	6,703,200
Accumulated depreciation	(791,575)	(86,331)
Investment in real estate, net	$98,590,705	$6,616,869

As of December 31, 2018, the Company owned four investments in real estate:

•	the GR Property, located at 3596 Alpine Avenue, Grand Rapids, Michigan;
•	the FM Property, located at 2477 Deerfield Drive, Fort Mills, South Carolina;
•	the CO Property, located at 3075 Loyalty Circle, Columbus, Ohio;
•	the Lewisville Property, located at 651 East Corporate Drive, Lewisville, Texas.

GR Property — 3596 Alpine Avenue — Grand Rapids, Michigan

On July 11, 2017, the Company, through the Operating Partnership, acquired the GR Property, at a contract purchase price of $7,936,508, exclusive of closing costs. The fee simple interest in the GR Property is held by a single purpose limited liability company. The GR Property was acquired from Barnes Development Walker, LLC (the “GR Seller”). The GR Seller is a third party and not affiliated with the Company.

The Company funded the purchase of the GR Property with cash from the Offering and a loan from UBS AG (described in Note 7).

The following table summarizes the acquisition cost allocation for the GR Property:

3596 Alpine Avenue
Building and building improvements	$5,769,179
Land	934,021
In-place lease intangibles	864,148
Above-market lease intangibles	451,899
Total acquisition cost	$8,019,247

RODIN GLOBAL PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The GR Property is 100% leased to Walgreen Co. (“Walgreens”), a subsidiary of Walgreens Boots Alliance Inc., which is rated investment grade by Moody’s and Standard & Poor’s. The lease is a triple net lease whereby, in addition to base rent, the lease requires the tenant to pay substantially all operating expenses, including repairs and maintenance, as well as real estate taxes.

The initial term of the lease commenced in 2007 and is 75 years with termination options every 5 years beginning on July 31, 2032.

The following table provides certain information about the GR Property:

Lease Commencement Date(1)	Lease Termination Date	Rentable Square Feet	Annualized Rental Income (first 5 lease years)(2)	Rental Escalations	Tenant Termination Options
July 30, 2007	July 31, 2082	14,552	$500,000	None	On July 31, 2032 and every 5 years thereafter

Note:

(1) Represents the commencement date of the original lease on the GR Property with its previous owner. The Company acquired the GR Property on July 11, 2017, and as such began earning rent from the GR Property at such time.

(2) Represents the annualized rental income for the first five lease years for the GR Property commencing on the date the Company acquired the GR Property, July 11, 2017.

FM Property — Daimler Trucks North America Office Building – Fort Mill, South Carolina

On February 1, 2018, the Company, through the Operating Partnership, acquired, together with a subsidiary of CFI, the FM Property, at a contract purchase price of $40,000,000, exclusive of closing costs. The fee simple interest in the FM Property is held by a single purpose limited liability company (the “FM Property SPE”). The FM Property was acquired from LIC Charlotte Office Building, Inc. (the “FM Property Seller”). The FM Property Seller is a third party and not affiliated with the Company or CFI.

The Company funded its pro rata portion of the purchase price of $8,412,500 and acquisition expenses with cash from the Offering. The FM Property SPE acquired the FM Property with the proceeds of contributions from its members and a loan from UBS AG (described in Note 7). The purchase price for any membership interests purchased by the Company from CFI was equal to the equity contributed by CFI in exchange for such membership interests.

Subsequent to the date of initial acquisition, the Company purchased additional membership interests in the FM Property SPE from CFI totaling $10,605,551 during the year ended December 31, 2018. As of December 31, 2018, the Company’s ownership interest in the FM Property SPE was 100%.

With the Company’s purchase of additional interests in the FM Property SPE from a subsidiary owned by CFI totaling $969,921 on August 9, 2018, the Operating Partnership exceeded 95% ownership of the FM Property SPE, and therefore, per the FM Property SPE operating agreement and as described below, the Company has replaced the Guarantor of the FM Loan (as defined in Note 7) with respect to the guarantee, and the Operating Partnership has become the managing member of the FM Property SPE. Based on the Company’s consolidation analysis, which was performed in accordance with ASC 810 as described in the “Variable Interest Entities” section of Note 2, management has determined that the Company is the primary beneficiary of the FM Property SPE. Accordingly, effective August 9, 2018, the Company has consolidated the FM Property SPE, and has no longer accounted for its investment in the FM Property SPE under the equity method of accounting.

FM Property Lease

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

RODIN GLOBAL PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s acquisition cost as of August 9, 2018 is comprised of the original acquisition purchase price as of February 1, 2018, net of all accumulated depreciation and amortization incurred by the FM Property SPE through August 9, 2018. The following table summarizes the Company’s acquisition cost allocation for the FM Property as of August 9, 2018:

2477 Deerfield Drive
Building and building improvements	$30,301,872
Land	4,253,467
In-place lease intangibles	4,735,363
Total acquisition cost	$39,290,702

The following table provides certain information about the FM Property:

Lease Commencement Date(1)	Lease Termination Date	Rentable Square Feet	Annualized Rental Income (first 5 lease years)(2)	Rental Escalations	Tenant Renewal Options
June 15, 2008	December 31, 2028	150,164	$2,515,222	2.0% annual rent escalations	Two 5-year renewal options

Note:

(1) Represents the commencement date of the original lease on the FM Property with its previous owner. The Company acquired the FM Property on February 1, 2018, and as such began earning rent from the FM Property at such time.

(2) Represents the annualized rental income for the first five lease years for the FM Property commencing on the date the Company acquired the FM Property, February 1, 2018.

CO Property – Alliance Data Systems Office Building – Columbus, Ohio

On July 31, 2018, the Company, through the Operating Partnership, acquired, together with a subsidiary of CFI, the CO Property at a contract purchase price of $46,950,000, exclusive of closing costs. At closing, the Company owned interest totaling approximately 67%. The fee simple interest in the CO Property is held by a single purpose limited liability company (the “CO Property SPE”). The CO Property was acquired from ADS Place Phase III, LLC (the “CO Property Seller”). The CO Property Seller is a third party and not affiliated with the Company or CFI.

The Company funded its portion of the purchase price with cash from the Offering. The CO Property was acquired with the proceeds of contributions from the CO Property SPE’s members and a loan from a related party, Cantor Commercial Real Estate Lending, L.P. (“CCRE”) (described in Note 7). The purchase price for any membership interests purchased by the Company from CFI was equal to the equity contributed by CFI in exchange for such membership interests.

Subsequent to the date of initial acquisition, the Company purchased additional membership interests in the CO Property SPE from CFI totaling $6,666,846 during the year ended December 31, 2018. As of December 31, 2018, the Company’s ownership interest in the CO Property SPE was 98.90%, and CFI’s interest was 1.10%.

On December 17, 2018, the CO Property SPE operating agreement was amended to include the Company as a co-managing member, with CFI. Based on the Company’s consolidation analysis, which was performed in accordance with ASC 810 as described in the “Variable Interest Entities” section of Note 2, management has determined that the Company is the primary beneficiary of the CO Property SPE. Accordingly, effective December 17, 2018, the Company has consolidated the CO Property SPE, and has no longer accounted for its investment in the CO Property SPE under the equity method of accounting. CFI’s total ownership interest of $179,950 has been recorded as a component of Non-controlling interests in subsidiaries on the Company’s consolidated balance sheet as of December 31, 2018.

CO Property Lease

The CO Property is 100% leased to Comenity Servicing LLC, a subsidiary of Alliance Data Systems Corporation, which serves as the guarantor of the lease. The lease is net whereby the tenant is responsible for operating expenses, real estate taxes, insurance, utilities, repairs, maintenance and capital expenditures, in addition to its obligation to pay base rent.

RODIN GLOBAL PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s acquisition cost as of December 17, 2018 is comprised of the original acquisition purchase price as of July 31, 2018, net of all accumulated depreciation and amortization incurred by the CO Property SPE through December 17, 2018. The following table summarizes the Company’s acquisition cost allocation for the CO Property as of December 17, 2018:

3075 Loyalty Circle
Building and building improvements	$39,086,467
Land	5,807,930
In-place lease intangibles	5,466,650
Below-market lease intangibles	(3,355,137)
Total acquisition cost	$47,005,910

The following table provides certain information about the CO Property:

Rent Commencement Date(1)	Lease Expiration Date	Rentable Square Feet	Annualized Rental Income (first 5 lease years)(2)	Rental Escalations	Tenant Renewal Options
September 13, 2017	September 13, 2032	241,493	$3,147,787	1.07% annual rent escalations	One 10 year renewal option

Note:

(1) Represents the commencement date of the original lease on the CO Property with its previous owner. The Company acquired the CO Property on July 31, 2018, and as such began earning rent from the CO Property at such time.

(2) Represents the annualized rental income for the first five lease years for the CO Property commencing on the date the Company acquired the CO Property, July 31, 2018.

Lewisville Property — HOYA Industrial Building – Lewisville, Texas

On November 7, 2018, the Company, through the Operating Partnership, acquired the Lewisville Property, at a contract purchase price of $14,120,000, exclusive of closing costs. The fee simple interest in the Lewisville Property is held by a single purpose limited liability company (the “Lewisville Property SPE”). The Lewisville Property was acquired from Mohr Whitsett, LLC (the “Lewisville Seller”). The Lewisville Seller is a third party and not affiliated with the Company.

The Company funded the purchase of the Lewisville Property with cash from the Offering.

The following table summarizes the acquisition cost allocation for the Lewisville Property:

651 E. Corporate Drive
Building and building improvements	$11,514,635
Land	1,714,709
In-place lease intangibles	1,395,605
Below-market lease intangibles	(469,179)
Total acquisition cost	$14,155,770

The Lewisville Property is 100% leased to HOYA Optical Labs of America, Inc. (“HOYA”), a subsidiary of HOYA Corporation, which serves as the guarantor of the lease. The lease is net whereby the tenant is responsible for operating expenses, real estate taxes, insurance, repairs, maintenance and capital expenditures (excluding roof and structure), in addition to its obligation to pay base rent.

The following table provides certain information about the Lewisville Property:

Rent Commencement Date(1)	Lease Expiration Date	Rentable Square Feet	Annualized Rental Income (first 5 lease years)(2)	Rental Escalations	Tenant Renewal Options
June 15, 2016	June 30, 2028	89,473	$905,211	3.0% rent escalations every two years	Two 7 year renewal options

Note:

(1) Represents the commencement date of the original lease on the Lewisville Property with its previous owner. The Company acquired the Lewisville Property on November 7, 2018, and as such began earning rent from the Lewisville Property at such time.

(2) Represents the annualized rental income for the first five lease years for the Lewisville Property commencing on the date the Company acquired the Lewisville Property, November 7, 2018.

RODIN GLOBAL PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Intangibles

The amortization of acquired above-market and/or below-market leases is recorded as an adjustment to rental revenue on the consolidated statements of operations. For the years ended December 31, 2018 and December 31, 2017, the net amount of such amortization included as a decrease to rental income was $15,119 and $13,885, respectively. The amortization of in-place leases is recorded as an adjustment to depreciation and amortization expense on the consolidated statements of operations. For the years ended December 31, 2018 and December 31, 2017, the amount of such amortization was $269,010 and $26,552, respectively.

As of December 31, 2018 and December 31, 2017, the gross carrying amount and accumulated amortization of the Company’s intangible assets consisted of the following:

	December 31, 2018	December 31, 2017
Intangible assets:
In-place lease intangibles	$12,461,766	$864,148
Above-market lease intangibles	451,899	451,899
Total intangible assets	12,913,665	1,316,047
Accumulated amortization:
In-place lease amortization	(295,726)	(26,552)
Above-market lease amortization	(44,181)	(13,885)
Total accumulated amortization	(339,907)	(40,437)
Intangible assets, net	$12,573,758	$1,275,610

The estimated future amortization on the Company’s intangible assets for each of the next five years and thereafter as of December 31, 2018 is as follows:

Year	In-place Lease Intangibles	Above-market Lease Intangibles	Total
2019	$1,053,883	$30,295	$1,084,178
2020	1,053,883	30,295	1,084,178
2021	1,053,883	30,295	1,084,178
2022	1,053,883	30,295	1,084,178
2023	1,053,883	30,295	1,084,178
Thereafter	6,896,625	256,243	7,152,868
	$12,166,040	$407,718	$12,573,758

As of December 31, 2018 and December 31, 2017, the gross carrying amount and accumulated amortization of the Company’s intangible liabilities consisted of the following:

	December 31, 2018	December 31, 2017
Intangible liabilities:
Below-market lease intangibles	$3,824,316	$—
Accumulated amortization:
Below-market lease amortization	(15,278)	—
Intangible liabilities, net	$3,809,038	$—

RODIN GLOBAL PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The estimated future amortization on the Company’s intangible liabilities for each of the next five years and thereafter as of December 31, 2018 is as follows:

Year	Below-market Lease Intangibles
2019	$292,302
2020	292,302
2021	292,302
2022	292,302
2023	292,302
Thereafter	2,347,528
$3,809,038

Note 5 - Five Year Minimum Rental Payments

The estimated future minimum rents the Company expects to receive for the GR Property, FM Property, CO Property, and Lewisville Property for each of the next five years and thereafter through the end of the primary term as of December 31, 2018 is as follows:

Year	GR Property	FM Property	CO Property	Lewisville Property	Total
2019	$500,000	$2,461,188	$3,146,314	$889,255	$6,996,757
2020	500,000	2,509,240	3,179,980	889,255	7,078,475
2021	500,000	2,560,296	3,214,006	915,933	7,190,235
2022	500,000	2,611,352	3,248,395	915,933	7,275,680
2023	500,000	2,663,909	3,283,153	943,411	7,390,473
Thereafter	4,250,000	14,136,439	30,264,651	4,358,982	53,010,072
Total	$6,750,000	$26,942,424	$46,336,499	$8,912,769	$88,941,692

Note 6 - Investment in Real Estate-Related Assets

CF Net Lease Portfolio IV DST Interests

During the year ended December 31, 2017, the Company, through the Operating Partnership, acquired 9,980 beneficial interests (the “Interests”) in the DST, for a purchase price of $9,980,000.  Prior to the acquisition of the Interests, the DST was an indirect wholly owned subsidiary of CFI.  Each Interest represents a 0.0072214% ownership of the DST.

During the year ended December 31, 2018, the Company, through the Operating Partnership, purchased the remaining 3,868 beneficial interests in the DST from a subsidiary owned by CFI totaling $3,867,646. As of December 31, 2018, the Company’s equity interest in the DST was 100%.

Based on the Company’s consolidation analysis, the DST is accounted for as an equity method investment in accordance with ASC 323. Although the Company is the owner of 100% of the Interests, the Company does not to consolidate the DST as CFI is the primary beneficiary due to its continued management and control of the DST and its guarantee of the DST Loan (as defined below). The Company’s consolidation analysis was performed in accordance with ASC 810 as described in the “Variable Interest Entities” section of Note 2.

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

The Company funded the acquisition of the Interests with cash from the Offering. The purchase price for any membership interests purchased by the Company from CFI was equal to the equity contributed by CFI in exchange for such membership interests.

RODIN GLOBAL PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The carrying value of the Company’s investment in the DST was $822,888 higher than its interest in the investee’s underlying net assets as of December 31, 2018. The basis difference relates to tangible and definite life intangible assets and is amortized over the remaining useful lives of the underlying assets.

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

The estimated future minimum rents associated with the DST Properties for each of the next five years and through the end of the primary term as of December 31, 2018 is as follows:

Year	Future Minimum Rents
2019	$2,195,958
2020	2,195,958
2021	2,209,683
2022	2,305,756
2023	2,305,756
Thereafter	18,970,609
Total	$30,183,720

RODIN GLOBAL PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

FM Property — Daimler Trucks North America Office Building – Fort Mill, South Carolina

As described in Note 3, the Company, through the Operating Partnership, acquired, together with a subsidiary of CFI, the FM Property on February 1, 2018.

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

Accordingly, the Company’s results of operations include income from investment in real-estate related assets from the FM Property SPE for the period February 1, 2018 through August 9, 2018, as the FM property SPE was accounted for under the equity method during such time. For the period August 10, 2018 through December 31, 2018, the results of operations related to the FM Property SPE have been consolidated into the Company’s financial statements; see Note 3 for further information.

CO Property – Alliance Data Systems Office Building – Columbus, Ohio

As described in Note 3, the Company, through the Operating Partnership, acquired, together with a subsidiary of CFI, the CO Property on July 31, 2018.

Based on the Company’s consolidation analysis, the CO Property SPE was accounted for as an equity method investment in accordance with ASC 323 from the date of acquisition through December 17, 2018, the date on which the CO Property SPE operating agreement was amended to include the Operating Partnership as a co-managing member, with CFI. The Company’s consolidation analysis was performed in accordance with ASC 810 as described in the “Variable Interest Entities” section of Note 2.

Accordingly, the Company’s results of operations include income from investment in real-estate related assets from the CO Property SPE for the period July 31, 2018 through December 17, 2018, as the CO property SPE was accounted for under the equity method during such time. For the period December 18, 2018 through December 31, 2018, the results of operations related to the CO Property SPE have been consolidated into the Company’s financial statements; see Note 3 for further information.

RODIN GLOBAL PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The results of operations for the Company’s investments in real estate-related assets for the years ended December 31, 2018 and December 31, 2017 are summarized below:

DST Properties	Year Ended December 31, 2018	Year Ended December 31, 2017
Revenues	$2,323,749	$2,323,749
Operating expenses	(816,498)	(831,907)
Other expenses, net	(1,073,161)	(1,073,011)
Net income	$434,090	$418,831

Net income attributable to the Company(1)	$423,042	$77,615

FM Property	Year Ended December 31, 2018	Year Ended December 31, 2017
Revenues	$2,785,335	$—
Operating expenses	(1,709,150)	—
Other expenses, net	(880,577)	—
Net income	$195,608	$—

Net income attributable to the Company(1)	$117,577	$—

CO Property	Year Ended December 31, 2018	Year Ended December 31, 2017
Revenues	$1,513,709	$—
Operating expenses	(732,466)	—
Other expenses, net	(568,688)	—
Net income	$212,555	$—

Net income attributable to the Company(1)	$191,493	$—

Note: (1) Represents the Company’s allocable share of net income based on the Company’s ownership interest in the underlying investment in real estate-related assets and is included within Income from investments in real estate-related assets on the Company’s consolidated statements of operations.

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

On February 1, 2018, in connection with the purchase of the FM Property (refer to Note 3), the FM Property SPE entered into a loan agreement (the “FM Loan”) with UBS AG with an outstanding principal amount of $21,000,000. The FM Loan provides for monthly interest payments and bears interest at an initial fixed rate of 4.4329% per annum through the anticipated repayment date, February 6, 2028 (the “FM” Anticipated Repayment Date”), and thereafter at revised rate of 3.0% per annum plus the greater of the initial interest rate or the 10 year swap yield as of the first business day after the FM Anticipated Repayment Date.

On July 31, 2018, in connection with the purchase of the CO Property (refer to Note 3), the CO Property SPE entered into a loan agreement (the “CO Loan”) with a related party, CCRE, with an outstanding principal amount of $26,550,000. The CO Loan provides for monthly interest payments and bears interest at an initial fixed rate of 4.9425% per annum through the anticipated repayment date, August 6, 2028 (the “CO Anticipated Repayment Date”), and thereafter at an increased rate of 2.50% per annum plus the greater of the initial interest rate or the 10 year swap yield as of the first business day after the CO Anticipated Repayment Date.

As of December 31, 2018 and December 31, 2017, the Company’s Loans payable balance was $51,556,125 and $4,421,926, net of deferred financing costs, respectively. As of December 31, 2018 and December 31, 2017, deferred financing costs were $493,875 and $78,074, net of accumulated amortization of $20,034 and $3,862, respectively, which has been accounted for within Interest expense on the consolidated statements of operations. As of December 31, 2018, the Company’s consolidated financial statements include the FM Property SPE and the CO Property SPE; see Note 3 for further information.

RODIN GLOBAL PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information on the Company’s Loans payable as of December 31, 2018 and December 31, 2017 is as follows:

Description	December 31, 2018				December 31, 2017
	GR Property	FM Property	CO Property	Total	GR Property / Total
Principal amount of loans	$4,500,000	$21,000,000	$26,550,000	$52,050,000	$4,500,000
Less: Deferred financing costs, net of accumulated amortization of $20,034 and $3,862, respectively	(69,878)	(185,396)	(238,601)	(493,875)	(78,074)
Loans payable, net of deferred financing costs and amortization	$4,430,122	$20,814,604	$26,311,399	$51,556,125	$4,421,926

For the years ended December 31, 2018 and December 31, 2017, the Company incurred $610,188 and $89,314, respectively, of interest expense, which is included within Interest expense on the consolidated statements of operations. As of December 31, 2018, $159,855 was unpaid and is recorded as accrued interest payable on the Company’s consolidated balance sheet. All of the unpaid interest expense accrued as of December 31, 2018 was paid during January 2019.

Also included within Interest expense on the consolidated statements of operations is amortization of deferred financing costs, which, for the years ended December 31, 2018 and December 31, 2017, was $16,165 and $3,862, respectively.

The following table presents the future principal payment due under the Company’s Loan agreements as of December 31, 2018:

Year	Amount
2019	$—
2020	—
2021	—
2022	—
2023	—
Thereafter	52,050,000
Total	$52,050,000

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

The Company determines its net asset value as of the end of each quarter. Net Asset Value (“NAV”), as defined, is calculated consistent with the procedures set forth in the Company’s prospectus and excludes any O&O Costs, with such costs to be reflected in the Company’s NAV to the extent the Company reimburses the Advisor for these costs. As of December 31, 2018, the per share purchase price for shares of common stock in the Primary Offering was $26.37 per Class A share, $25.54 per Class T share, and $25.05 per Class I share. The price for each class of shares of common stock in the Company’s DRP was $25.05. The Company’s board of directors adjusts the offering prices of each class of shares such that the purchase price per share for each class equals the NAV per share as of the most recent valuation date, as determined on a quarterly basis, plus applicable upfront selling commissions and dealer manager fees, less applicable support from CFI of a portion of selling commissions and dealer manager fees (as described below).

RODIN GLOBAL PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s shares of common stock consist of Class A shares, Class T shares and Class I shares, all of which are collectively referred to herein as shares of common stock. As of December 31, 2018, the Company’s total number of authorized common shares was 400,000,000, consisting of 160,000,000 of Class A authorized common shares, 200,000,000 of Class T authorized common shares and 40,000,000 of Class I authorized common shares. The Company has the right to reallocate the shares of common stock offered between the Company’s Primary Offering and the Company’s DRP. The Class A shares, Class T shares and Class I shares have identical rights and privileges, including identical voting rights, but have different upfront selling commissions and dealer manager fees and the Class T shares have an ongoing distribution fee. The per share amount of distributions on Class T shares is lower than the per share amount of distributions on Class A shares and Class I shares because of the on-going distribution fee that is payable with respect to Class T shares sold in the Primary Offering.

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

As of December 31, 2018, the Company had sold 3,449,206 shares of its common stock (consisting of 2,108,382 Class A shares, 939,185 Class T shares and 401,639 Class I shares) in the Offering for aggregate net proceeds of $85,032,704. As of December 31, 2017, the Company had sold 862,724 shares of its common stock (consisting of 470,776 Class A shares, 225,652 Class T shares and 166,296 Class I shares) in the Offering for aggregate net proceeds of $21,170,478.

Distributions

The Company’s board of directors has authorized, and the Company has declared, distributions through May 14, 2019, in an amount equal to $0.004253787 per day per share of Class A common stock, Class I common stock and Class T common stock, less, for holders of the shares of Class T common stock, the distribution fees that are payable with respect to shares of Class T common stock. The distributions are payable by the 5th business day following each month end to stockholders of record at the close of business each day during the prior month.

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

As of December 31, 2018 and December 31, 2017, the Company has declared distributions of $3,490,489 and $318,139, respectively, of which $424,967 and $101,174, respectively, was unpaid as of the respective reporting dates and has been recorded as distribution payable on the accompanying consolidated balance sheets. All of the unpaid distributions as of December 31, 2018 and December 31, 2017 were paid during January 2019 and January 2018, respectively. As of December 31, 2018 and December 31, 2017, distributions reinvested pursuant to the Company’s DRP are $1,051,901 and $55,580, respectively.

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

As of December 31, 2018, the Company received one eligible share repurchase request for a total of $27,622. The shares underlying the redemption request were redeemed in October 2018.

Non-controlling Interest

Special Unit Holder

The Special Unit Holder has invested $1,000 in the Operating Partnership and has been issued a special class of limited partnership units as part of the overall consideration for the services to be provided by the Advisor. This investment has been recorded as a component of Non-controlling interests in subsidiaries on the consolidated balance sheets as of December 31, 2018 and December 31, 2017, respectively.

CFI Interest in CO Property SPE

On December 17, 2018, the CO Property SPE operating agreement was amended to include the Company as a co-managing member, with CFI. Based on the Company’s consolidation analysis, which was performed in accordance with ASC 810 as described in the “Variable Interest Entities” section of Note 2, management has determined that the Company is the primary beneficiary of the CO Property SPE. Accordingly, effective December 17, 2018, the Company has consolidated the CO Property SPE, and has no longer accounted for its investment in the CO Property SPE under the equity method of accounting. As of December 31, 2018, the Company’s ownership interest in the CO Property SPE was 98.90%, and CFI’s interest was 1.10%. CFI’s total ownership interest of $179,950 has been recorded as a component of Non-controlling interests in subsidiaries on the Company’s consolidated balance sheet as of December 31, 2018.

RODIN GLOBAL PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 – Related Party Transactions

DST Interests

During the year ended December 31, 2018, the Company, through the Operating Partnership, acquired an additional 3,868 of the Interests in the DST, a Delaware statutory trust, which is controlled and managed by CFI, for a purchase price of $3,867,646. As of December 31, 2018, the Company’s interest in the DST was 100%. The Company continues to account for its investment in the DST under the equity method of accounting, as described in “Note 6—Investment in Real Estate-Related Assets”.

FM Property Interests

Subsequent to the initial acquisition, and during the year ended December 31, 2018, the Company, through the Operating Partnership, acquired additional membership interests in the FM Property SPE from CFI totaling $10,605,551. As of December 31, 2018, the Company’s interest in the FM Property SPE was 100%. As of December 31, 2018, the Company’s consolidated financial statements include the FM Property SPE; see Note 3 for further information.

CO Property Interests

Subsequent to the date of initial acquisition, and during the year ended December 31, 2018, the Company, through the Operating Partnership, purchased additional membership interests in the CO Property SPE from CFI totaling $6,666,846. As of December 31, 2018, the Company’s ownership interest in the CO Property SPE was 98.90%. As of December 31, 2018, the Company’s consolidated financial statements include the CO Property SPE; see Note 3 for further information.

Fees and Expenses

Pursuant to the Advisory Agreement (as defined below) between the Company and the Advisor, and subject to certain restrictions and limitations, the Advisor is responsible for managing the Company's affairs on a day-to-day basis and for identifying, originating, acquiring and managing investments on behalf of the Company. For providing such services, the Advisor receives the following fees and reimbursements from the Company.

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

The Advisor has agreed to pay for all of the O&O Costs on the Company’s behalf (other than selling commissions, dealer manager fees and distribution fees) through the Escrow Break Anniversary. After the Escrow Break Anniversary, the Advisor, in its sole discretion, may pay some or all of the additional O&O Costs incurred, but is not required to do so. To the extent the Advisor pays such additional O&O Costs, the Company is obligated to reimburse the Advisor subject to the 1% Cap. Following the Escrow Break Anniversary, the Company began reimbursing the Advisor for such costs on a monthly basis, which will continue through May 18, 2021; provided that the Company will not be obligated to reimburse any amounts that as a result of such payment would cause the aggregate payments for O&O Costs paid to the Advisor to exceed the 1% Cap as of such reimbursement date. As of December 31, 2018 and December 31, 2017, the Advisor had incurred $6,896,987 and $4,549,304, respectively, of O&O Costs (other than upfront selling commissions, dealer manager fees and distribution fees) on behalf of the Company. The amount of the Company’s obligation is limited to the 1% Cap less any reimbursement payments made by the Company to the Advisor for O&O Costs incurred, which, at December 31, 2018 and December 31, 2017, is $743,439 and $223,014, respectively, and is included within Due to related parties in the accompanying consolidated balance sheets. As of December 31, 2018 and December 31, 2017, organizational costs of $13,039 and $4,188 were expensed and offering costs of $877,248 and $218,826 were charged to stockholders’ equity. As of December 31, 2018 and December 31, 2017, the Company has made reimbursement payments of $146,848 and $0, respectively, to the Advisor for O&O Costs incurred. As of December 31, 2018, the Advisor has continued to pay all O&O Costs on behalf of the Company.

RODIN GLOBAL PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Acquisition Expenses. The Company currently does not intend to pay the Advisor any acquisition fees in connection with making investments. The Company will, however, provide reimbursement of customary acquisition expenses (including expenses relating to potential investments that the Company does not close), such as legal fees and expenses (including fees of in-house counsel of affiliates and other affiliated service providers that provide resources to the Company), costs of due diligence (including, as necessary, updated appraisals, surveys and environmental site assessments), travel and communication expenses, accounting fees and expenses and other closing costs and miscellaneous expenses relating to the acquisition or origination of the Company’s investments. While most of the acquisition expenses are expected to be paid to third parties, a portion of the out-of-pocket acquisition expenses may be paid or reimbursed to the Advisor or its affiliates. The Advisor has not incurred any reimbursable acquisition expenses on behalf of the Company as of December 31, 2018.

Distribution Fees. Distribution fees are payable to the Dealer Manager with respect to the Company’s Class T shares only, all or a portion of which may be re-allowed by the Dealer Manager to participating broker-dealers. The distribution fees accrue daily and are calculated on outstanding Class T shares issued in the Primary Offering in an amount equal to 1.0% per annum of (i) the gross offering price per Class T share in the Primary Offering, or (ii) if the Company is no longer offering shares in a public offering, the most recently published per share NAV of Class T shares. The distribution fee will be payable monthly in arrears and will be paid on a continuous basis from year to year. During the years ended December 31, 2018 and December 31, 2017, the Company paid distribution fees of $130,156 and $6,889, respectively. As of December 31, 2018 and December 31, 2017, the Company has incurred a liability of $806,038 and $220,437, respectively, which is included within Due to related parties on the consolidated balance sheets, $19,415 and $4,396, respectively, of which was due as of December 31, 2018 and December 31, 2017 and paid during January 2019 and January 2018, respectively.

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

Asset Management Fees. Asset management fees are due to the Advisor and consist of monthly fees equal to one-twelfth of 1.25% of the cost of the Company’s investments at the end of each month. In the case of investments made through joint ventures, the asset management fee will be determined based on the Company’s proportionate share of the underlying investment. For the year ended December 31, 2018, the Company incurred asset management fees of $1,042,652. The asset management fee related to the first quarter of 2018 of $173,870 was waived by the Advisor. There can be no assurance that the Advisor will waive the asset management fee or any other fees or expenses in periods subsequent to March 31, 2018. The asset management fee related to the month of December 2018 of $152,072 is unpaid as of December 31, 2018 and has been included within Due to related parties on the consolidated balance sheet. There were $123,960 of asset management fees incurred during the year ended December 31, 2017. The amount of asset management fees incurred by the Company during the applicable period is included in the calculation of the limitation of operating expenses pursuant to the 2%/25% Guidelines (as defined and described below).

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

RODIN GLOBAL PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pursuant to the terms of the Advisory Agreement between the Company and the Advisor, the Company is obligated to reimburse the Advisor for certain operating expenses. Beginning on October 1, 2018, the Company was subject to the limitation that it generally may not reimburse the Advisor for any amounts by which the total operating expenses at the end of the four preceding fiscal quarters exceeds the greater of (i) 2.0% of average invested assets (as defined in the Advisory Agreement) and (ii) 25.0% of net income other than any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of investments for that period (the “2%/25% Guidelines”). If the Company’s independent directors determine that all or a portion of such amounts in excess of the limitation are justified based on certain factors, the Company may reimburse amounts in excess of the limitation to the Advisor. In addition, beginning on October 1, 2018, the Company may request any operating expenses that were previously reimbursed to the Advisor in prior or future periods in excess of the limitation to be remitted back to the Company. In accordance with the Advisory Agreement, $854,894 of operating expenses that previously had been incurred was determined to be in excess of the 2%/25% Guidelines and was recognized as a reduction in operating expenses during the year ended December 31, 2018. As of December 31, 2018, the Company has accrued but not reimbursed $1,004,539 in operating expenses pursuant to the Advisory Agreement, which represents the current operating expense reimbursement obligation to the Advisor. During the first quarter of 2019, the Company made a reimbursement payment to the Advisor of $1,004,539 for operating expenses accrued as of December 31, 2018.

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

Reimbursable operating expenses include personnel and related employment costs incurred by the Advisor or its Affiliates in performing the services described in the Advisory Agreement, including but not limited to reasonable salaries and wages, benefits and overhead of all employees directly involved in the performance of such services. The Company is not obligated to reimburse the Advisor for costs of such employees of the Advisor or its affiliates to the extent that such employees (A) perform services for which the Advisor receives acquisition fees or disposition fees or (B) serve as executive officers of the Company. At December 31, 2018, all of these expenses remain unpaid and are included within Due to related parties on the consolidated balance sheet.

As of December 31, 2018, the total amount of unreimbursed operating expenses was $5,157,447. This includes operating expenses incurred by the Advisor on the Company’s behalf which have not been invoiced to the Company and also amounts invoiced to the Company by the Advisor but not yet reimbursed (“Unreimbursed Operating Expenses”). The amount of operating expenses incurred by the Advisor during the year ended December 31, 2018 which were not invoiced to the Company amounted to $3,298,014.

During the year ended December 31, 2017, the Company incurred operating expenses reimbursable to the Advisor of $1,859,433. These expenses are included within General and administrative expenses on the accompanying consolidated statement of operations.

RODIN GLOBAL PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property Management and Oversight Fees. If the Advisor or an affiliate is a property manager with respect to a particular property, the Company will pay property management fees of 1.5% of gross revenues received for management of the Company’s properties located in the U.S. and 2.0% of gross revenues received for management of the Company’s properties located outside of the U.S. For services in overseeing property management services provided by any person or entity that is not an affiliate of the Advisor, the Company will pay the Advisor or an affiliate an oversight fee equal to 1.0% of the gross revenues of the property managed. Neither the Advisor nor its affiliates will be paid an oversight fee if the Company contracts with a third party to provide property management services for fees greater than (i) 1.5% of gross revenues received for management of the Company’s properties located in the U.S. or (ii) 2.0% of gross revenues received for management of the Company’s properties located outside of the U.S. For the year ended December 31, 2018, the Company incurred property management fees of $23,523. The property management fee related to the first quarter of 2018 of $1,875 was waived by the Advisor. There can be no assurance the Advisor will waive the property management fee or any other fees or expenses in periods subsequent to March 31, 2018. The property management fees incurred during the month of December 2018 of $8,647 was unpaid as of December 31, 2018 and has been included within due to related parties on the consolidated balance sheet. There were $3,548 of property management fees incurred during the year ended December 31, 2017. As of December 31, 2018, the Company’s consolidated financial statements include the FM Property SPE and the CO Property SPE; see Note 3 for further information.

Leasing Commissions. If the Advisor or an affiliate is the Company’s primary leasing agent, then the Company will pay customary leasing fees in amount that is usual and customary in that geographic area for that type of property. As of December 31, 2018 and December 31, 2017, no such amounts have been incurred by the Company.

Refinancing Coordination Fee. If the Advisor provides services in connection with the refinancing of any debt that the Company obtains and uses to finance properties or other permitted investments, or refinancing of any debt that is assumed, directly or indirectly, in connection with the acquisition of properties or other permitted investments, the Company will pay the Advisor a refinancing coordination fee equal to 0.75% of the amount available or outstanding under such refinancing or assumed debt. Refinancing shall also include restructuring, workouts or other recapitalization of any debt. As of December 31, 2018 and December 31, 2017, no such amounts have been incurred by the Company.

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

The Company will not pay a disposition fee upon the maturity, prepayment, workout, modification or extension of a debt investment unless there is a corresponding fee paid by the borrower, in which case the disposition fee will be the lesser of: (i) 1.0% of the principal amount of the debt prior to such transaction; or (ii) the amount of the fee paid by the borrower in connection with such transaction. As of December 31, 2018 and December 31, 2017, no such amounts have been incurred by the Company.

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

RODIN GLOBAL PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2018, the likelihood, probability and timing of each of the possible occurrences or events listed in the preceding sentences (i) and (ii) in the above paragraph are individually and collectively uncertain. Additionally, whether or not the Company will have fully invested the proceeds from the Offering and also whether the Company’s stockholders will have received, or are deemed to have received, in the aggregate, cumulative distributions equal to their invested capital plus a 6% cumulative, non-compound annual pre-tax return on such invested capital at the time of any such occurrence or event is also uncertain. As of December 31, 2018 and December 31, 2017, CFI has paid Sponsor Support totaling $3,177,278 and $708,832, respectively, which will be subject to reimbursement by the Company to CFI in the event of these highly conditional circumstances. The following summarizes these fees:

Selling Commissions. Selling commissions payable to the Dealer Manager consist of (i) up to 1.0% of gross offering proceeds paid by CFI for Class A shares and Class T shares and (ii) up to 5.0% and 2.0% of gross offering proceeds from the sale of Class A shares and Class T shares, respectively, in the Primary Offering. All or a portion of such selling commissions may be re-allowed to participating broker-dealers. No selling commissions will be payable with respect to Class I shares. For the years ended December 31, 2018 and December 31, 2017, the Company incurred $2,751,321 and $887,895 of selling commissions, respectively, which is included within Additional paid-in capital on the consolidated balance sheets. At December 31, 2018 and December 31, 2017, $733,062 and $177,423 of Sponsor Support, respectively, has been recorded, and $761,197 and $171,729, respectively, has been reimbursed by CFI. During the first quarter of 2019, the Company returned the excess amount of reimbursement payments made by CFI for Sponsor Support due as of December 31, 2018 of $28,135.

Dealer Manager Fees. Dealer manager fees payable to the Dealer Manager consist of up to 3.0% of gross offering proceeds from the sale of Class A shares and Class T shares sold in the Primary Offering and up to 1.5% of gross offering proceeds from the sale of Class I shares sold in the Primary Offering, all of which will be paid by CFI. A portion of such dealer manager fees may be re-allowed to participating broker-dealers as a marketing fee. For the years ended December 31, 2018 and December 31, 2017, the Company recorded $1,872,291 and $544,079 of dealer manager fees, respectively, which is included within Additional paid-in capital on the consolidated balance sheets. As of December 31, 2018 and December 31, 2017, all of the Sponsor Support related to dealer manager fees has been recorded and $2,416,081 and $537,103, respectively, has been reimbursed by CFI. During the first quarter of 2019, the Company received the remaining Sponsor Support payment due of $289 related to the year ended December 31, 2018 as it relates to dealer manager fees.

RODIN GLOBAL PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the above mentioned fees and expenses incurred by the Company for the year ended December 31, 2018:

		Due to related parties as of	Year ended December 31, 2018		Due to related parties as of
Type of Fee or Reimbursement	Financial Statement Location	December 31, 2017(3)	Incurred	Paid	December 31, 2018
Management Fees
Asset management fees(1)	Management fees	$34,092	$1,042,652	$924,672	$152,072
Property management and oversight fees(1)	Management fees	3,548	23,523	18,424	8,647
Organization, Offering and Operating Expense Reimbursements
Operating expenses(2)	General and administrative expenses	1,859,433	(854,894)	—	1,004,539
Organization expenses(4)	General and administrative expenses	4,188	8,851	2,179	10,860
Offering costs(4)	Additional paid-in capital	218,826	658,422	144,669	732,579
Commissions and Fees
Selling commissions and dealer manager fees, net	Additional paid-in capital	—	4,623,612	4,595,766	27,846
Distribution fees	Additional paid-in capital	220,437	715,757	130,156	806,038
Total		$2,340,524	$6,217,923	$5,815,866	$2,742,581
Note:

(1) This table reflects the waiver of asset management fees and property management fees by the Advisor for the three month period ended March 31, 2018. There can be no assurance that the Advisor will waive the asset management fee, the property management fee or any other fees or expenses in periods subsequent to March 31, 2018.

(2) As of December 31, 2018, the Advisor has incurred, on behalf of the Company, a total of $5,157,447 in Unreimbursed Operating Expenses, including a total of $3,298,014 during the year ended December 31, 2018 for which the Advisor has not invoiced the Company for reimbursement. The total amount of Unreimbursed Operating Expenses may, in future periods, be subject to reimbursement by the Company pursuant to the terms of the Advisory Agreement.

(3) Due to related parties as of December 31, 2017 includes $290,071 of operating expenses payable to the Advisor that have been reclassified from amounts previously reported within Accounts payable and accrued expenses.

(4) As of December 31, 2018, the Advisor has incurred, on behalf of the Company, a total of $6,896,987 of O&O Costs, of which the Company’s obligation is limited to $743,439, pursuant to the 1% Cap.

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

As of December 31, 2018, CFI has invested $4,757,657 in the Company through the purchase of 190,357 shares (8,180 Class A shares for an aggregate purchase price of $200,001 and 182,177 Class I shares for an aggregate purchase price of $4,557,656). 124,177 of the Class I shares in the amount of $3,107,656 were purchased by CFI pursuant to the distribution support agreement, which provides that in certain circumstances where the Company’s cash distributions exceed the Company’s modified funds from operations, CFI will purchase up to $5.0 million of Class I shares (including the $2.0 million of shares purchased in order to satisfy the minimum offering) at the then current offering price per Class I share net of dealer manager fees to provide additional cash to support distributions to the Company’s stockholders.

RODIN GLOBAL PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Sponsor Support

Our sponsor, CFI, is a Delaware limited liability company and an affiliate of CFLP. CFI will pay a portion of selling commissions and all of the dealer manager fees, up to a total of 4.0% of gross offering proceeds from the sale of Class A shares and Class T shares, as well as 1.5% of gross offering proceeds from the sale of Class I shares, incurred in connection with the Offering. The Company will reimburse such expenses (i) immediately prior to or upon the occurrence of a liquidity event, including (A) the listing of the Company’s common stock on a national securities exchange or (B) a merger, consolidation or a sale of substantially all of the Company’s assets or any similar transaction or any transaction pursuant to which a majority of the Company’s board of directors then in office are replaced or removed, or (ii) upon the termination of the Advisory Agreement by us or by the Advisor. In each such case, we only will reimburse CFI after the Company has fully invested the proceeds from the Offering and the Company’s stockholders have received, or are deemed to have received, in the aggregate, cumulative distributions equal to their invested capital plus a 6.0% cumulative, non-compounded annual pre-tax return on such invested capital. As of December 31, 2018, CFI has paid Sponsor Support totaling $3,177,278.

Note 10 - Variable Interest Entities

As of December 31, 2018 and December 31, 2017, a VIE has been identified in which the Company has determined itself not to be the primary beneficiary, as CFI manages and controls the VIE. Therefore, the Company has not consolidated the VIE. The Company’s maximum exposure to loss from its interest in an unconsolidated VIE as of December 31, 2018 was $13,047,225, related to its investment in real estate-related assets, namely, the DST. The Company’s maximum exposure to loss from its interest in an unconsolidated VIE as of December 31, 2017 was $9,932,438, related to its investment in real estate-related assets, namely, the DST.

In connection with the acquisition of the FM Property in February 2018, the Company identified the FM Property SPE as a VIE, and, as the Company was not the primary beneficiary at such time, accounted for the acquisition using the equity method of accounting. With the Company’s purchase of additional interests in the FM Property SPE from a subsidiary owned by CFI totaling $969,921 on August 9, 2018, the Operating Partnership exceeded 95% ownership of the FM Property SPE, and therefore, per the FM Property SPE operating agreement and as described above, the Company has replaced the Guarantor of the FM Loan (as defined in Note 7 above) with respect to the guarantee, and the Operating Partnership became the managing member of the FM Property SPE. Accordingly, on August 9, 2018, the Company became the primary beneficiary and consolidated the FM Property SPE.

In connection with the acquisition of the CO Property in July 2018, the Company identified the CO Property SPE as a VIE, and, as the Company was not the primary beneficiary at such time, accounted for the acquisition using the equity method of accounting. On December 17, 2018, the CO Property SPE operating agreement was amended to include the Operating Partnership as a co-managing member, with CFI. Accordingly, on December 17, 2018, the Company became the primary beneficiary and consolidated the CO Property SPE.

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

Note 12 – Commitments and Contingencies

As of December 31, 2018 and December 31, 2017, the Company was not subject to litigation nor was the Company aware of any material litigation pending against it.

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

RODIN GLOBAL PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The GR Property and DST Properties are 100% leased to Walgreens, a subsidiary of Walgreens Boots Alliance Inc. (NASDAQ: WBA). The FM Property is 100% leased to Daimler, a subsidiary of Daimler AG. The CO Property is 100% leased to Comenity Servicing LLC, a subsidiary of Alliance Data Systems Corporation (collectively “ADS”), which serves as the guarantor of the lease. The Lewisville Property is 100% leased to HOYA, a subsidiary of HOYA Corporation. If Walgreens, Daimler, ADS or HOYA were to default on their obligations subject to each lease, such action could negatively affect returns at the portfolio level. The Company believes it mitigates this risk by employing a comprehensive set of controls around acquisitions which include detailed due diligence of all lessees. In addition, the Company monitors published credit ratings of its tenants, when available.

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

The following describes the methods the Company uses to estimate the fair value of the Company’s financial assets and liabilities:

Loans payable — The fair value is estimated by discounting the expected cash flows based on estimated borrowing rates available to the Company as of the measurement date. The current period liabilities’ carrying and fair values exclude net deferred financing costs. These financial instruments are valued using Level 2 inputs. As of December 31, 2018 and December 31, 2017, the estimated fair value of the Company’s loans payable was $51,715,699 and $4,525,211, respectively (excluding deferred financing costs). The Company has not elected the fair value option, and as such has accounted for its debt using the amortized cost method. As of December 31, 2018, the Company’s consolidated financial statements include the FM Property SPE and the CO Property SPE; see Note 3 for further information.

Other financial instruments — The Company considers the carrying values of its Cash and cash equivalents, Stock subscriptions receivable, Deferred rent receivable, Prepaid expenses and other assets, Due to related parties, Deferred revenue, Distributions payable, Restricted reserves, Accrued interest payable, and Accounts payable and accrued expenses to approximate their fair values because of the short period of time between their origination and their expected realization as well as their highly-liquid nature. Due to the short-term maturities of these instruments, Level 1 inputs are utilized to estimate the fair value of these financial instruments.

Note 14 – Subsequent Events

Preferred Equity Investment – Denver, PA

On January 2, 2019, the Company, through the Operating Partnership, made a preferred equity investment, together with a subsidiary of CFI. The Company’s initial investment of $4,779,353 was made through a single purpose limited liability entity (the “Pennsylvania SPE”), in which, as of January 2, 2019, the Company owned 40.5% of the membership interests and CFI owned 59.5% of the membership interests.

RODIN GLOBAL PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Pennsylvania SPE entered into a joint venture agreement (the “Pennsylvania JV”) with a subsidiary of USRA Net Lease III Capital Corp (“USRA”). The Company and CFI, by and through the Pennsylvania SPE, invested $11,805,000 of capital in the Pennsylvania JV. The Pennsylvania JV is the sole member of an entity that purchased a cold storage and warehouse distribution facility located in Denver, Pennsylvania (the “PA Property”) for a purchase price of $117,050,000.

The PA Property is 100% leased to New Albertsons L.P., which is a subsidiary of Albertsons Companies Inc. (“Albertsons”), which serves as the guarantor of the lease (the “PA Property Lease”). The PA Property Lease is a net lease whereby the tenant is responsible for operating expenses, real estate taxes, utilities, repairs, maintenance and capital expenditures, in addition to its obligation to pay base rent.

Subsequent to January 2, 2019, the Company purchased additional interests in the Pennsylvania SPE from CFI totaling $3,388,506. As of March 27, 2019, the Company’s interest in the Pennsylvania SPE was 69.2%.

Mezzanine Loan – Melrose Park, IL

On January 2, 2019, the Company, through the Operating Partnership, made a mezzanine loan investment, together with CFI. The Company’s initial investment of $5,099,190 was made through a single purpose limited liability entity (the “Illinois SPE”), in which, as of January 2, 2019, the Company owned 40.5% of the membership interests and CFI owned 59.5% of the membership interests.

The Illinois SPE, originated a fixed rate, subordinate mezzanine loan in the amount of $12,595,000 to Chicago Grocery Mezz B, LLC, which is owned and controlled by USRA, for the acquisition of a cold storage and warehouse distribution facility located in Melrose Park, Illinois (the “IL Property”) for a contract purchase price of $124,950,000.

The IL Property is 100% leased to New Albertsons L.P., which is a subsidiary of Albertsons, which serves as the guarantor of the lease (the “IL Property Lease”). The IL Property Lease is a net lease whereby the tenant is responsible for operating expenses, real estate taxes, utilities, repairs, maintenance and capital expenditures, in addition to its obligation to pay base rent.

Subsequent to January 2, 2019, the Company purchased additional interests in the Illinois SPE from CFI totaling $3,811,494. As of March 27, 2019, the Company’s interest in the Illinois SPE was 70.8%.

Status of the Offering

As of March 26, 2019, the Company had sold an aggregate of 3,980,182 shares of its common stock (consisting of 2,378,642 Class A shares, 1,052,030 Class T shares, and 549,510 Class I shares) in the Offering resulting in net proceeds of $98,186,589 to the Company as payment for such shares.

Distributions

On February 12, 2019, the Company’s board of directors authorized, and the Company declared, distributions for the period from February 15, 2019 to May 14, 2019, in an amount equal to $0.004253787 per day (or approximately $1.55 on an annual basis) per share of Class A common stock, Class I common stock and Class T common stock, less, for holders of the shares of Class T common stock, the distribution fees that are payable with respect to shares of Class T common stock. The distributions are payable by the 5th business day following each month end to stockholders of record at the close of business each day during the prior month.

Extension of Offering

On February 12, 2019, the Company’s board of directors authorized the extension of the term of the Offering until March 23, 2020.

Amendment of the Distribution Support Agreement

On March 21, 2019, the Company’s board of directors and CFI amended the Distribution Support Agreement to extend the term of the Distribution Support Agreement for the period ending upon the termination of the Primary Offering.