Form 10-Q
period 2019-03-31
RODIN GLOBAL PROPERTY TRUST, INC.
filed 2019-05-15
CIK 1666244

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number: 000-56043

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

As of May 14, 2019, the registrant had 2,545,163 Class A shares, 623,029 Class I shares, and 1,114,091 Class T shares of $0.01 par value common stock outstanding.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

RODIN GLOBAL PROPERTY TRUST, INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

RODIN GLOBAL PROPERTY TRUST, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2019	December 31, 2018
Assets
Investment in real estate, net of accumulated depreciation of $1,518,868 and $791,575, respectively	$97,863,412	$98,590,705
Investments in real estate-related assets	30,220,237	13,047,225
Cash and cash equivalents	9,275,415	14,046,766
Intangible assets, net of accumulated amortization of $610,951 and $339,907, respectively	12,302,714	12,573,758
Prepaid expenses and other assets	566,165	471,805
Deferred rent receivable	464,684	344,139
Stock subscriptions receivable	117,634	286,918
Due from related party	6,452	—
Total assets	$150,816,713	$139,361,316
Liabilities and Equity
Liabilities
Loans payable, net of deferred financing costs of $482,968 and $493,875, respectively	$51,567,032	$51,556,125
Intangible liabilities, net of accumulated amortization of $88,353 and $15,278, respectively	3,735,963	3,809,038
Due to related parties	2,076,452	2,742,581
Deferred revenue	540,697	497,457
Distributions payable	497,096	424,967
Accrued interest payable	159,855	159,855
Accounts payable and accrued expenses	22,027	25,384
Restricted reserves	162,129	201,191
Total liabilities	58,761,251	59,416,598
Stockholders' equity
Controlling interest
Preferred stock, $0.01 par value per share, 50,000,000 shares authorized, and 0 issued and outstanding at March 31, 2019 and December 31, 2018, respectively	—	—
Class A common stock, $0.01 par value per share, 160,000,000 shares authorized, and 2,392,700 and 2,116,562 issued and outstanding at March 31, 2019 and December 31, 2018, respectively	23,927	21,166
Class T common stock, $0.01 par value per share, 200,000,000 shares authorized, and 1,057,482 and 939,185 issued and outstanding at March 31, 2019 and December 31, 2018, respectively	10,575	9,392
Class I common stock, $0.01 par value per share, 40,000,000 shares authorized, and 551,490 and 401,639 issued and outstanding at March 31, 2019 and December 31, 2018, respectively	5,515	4,016
Additional paid-in capital	97,891,207	84,467,731
Accumulated deficit and cumulative distributions	(6,055,642)	(4,737,537)
Total controlling interest	91,875,582	79,764,768
Non-controlling interests in subsidiaries	179,880	179,950
Total stockholders' equity	92,055,462	79,944,718
Total liabilities and stockholders' equity	$150,816,713	$139,361,316

See accompanying notes to consolidated financial statements

RODIN GLOBAL PROPERTY TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months
	Ended March 31,
	2019	2018
Revenues:
Rental revenues	$1,923,220	$117,426
Tenant reimbursement income	375,913	2,669
Total revenues	2,299,133	120,095
Operating expenses (income):
General and administrative expenses	143,228	937,722
Depreciation and amortization	986,152	61,573
Management fees	527,774	—
Property operating expenses	375,913	2,669
Total operating expenses	2,033,067	1,001,964
Other income (expense):
Income from investments in real estate-related assets	378,318	166,960
Interest income	20,507	7,723
Interest expense	(614,234)	(48,246)
Total other income (expense)	(215,409)	126,437
Net income (loss)	$50,657	$(755,432)
Net income (loss) attributable to non-controlling interest	—	—
Net income (loss) attributable to common stockholders	$50,657	$(755,432)
Weighted average shares outstanding	3,738,367	1,109,043
Net income (loss) per common share - basic and diluted	$0.01	$(0.68)

See accompanying notes to consolidated financial statements

RODIN GLOBAL PROPERTY TRUST, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

	Stockholders' Equity
								Accumulated
	Common Stock						Additional	Deficit and	Non-
	Class A		Class T		Class I		Paid-In	Cumulative	controlling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Distributions	interest	Equity
Balance as of January 1, 2018	478,956	$4,790	225,652	$2,257	166,296	$1,663	$21,136,120	$(2,270,536)	$1,000	$18,875,294
Common stock	277,143	2,769	137,649	1,376	28,170	281	11,448,511	—	—	11,452,937
Distribution reinvestment	3,244	32	1,571	16	207	3	125,055	—	—	125,106
Offering costs, commissions and fees	—	—	—	—	—	—	(668,046)	—	—	(668,046)
Net income (loss)	—	—	—	—	—	—	—	(755,432)	—	(755,432)
Distributions declared on common stock	—	—	—	—	—	—	—	(404,764)	—	(404,764)
Acquired non-controlling interests	—	—	—	—	—	—	—	—	—	—
Balance as of March 31, 2018	759,343	$7,591	364,872	$3,649	194,673	$1,947	$32,041,640	$(3,430,732)	$1,000	$28,625,095

	Stockholders' Equity
								Accumulated
	Common Stock						Additional	Deficit and	Non-
	Class A		Class T		Class I		Paid-In	Cumulative	controlling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Distributions	interest	Equity
Balance as of January 1, 2019	2,116,562	$21,166	939,185	$9,392	401,639	$4,016	$84,467,731	$(4,737,537)	$179,950	$79,944,718
Common stock	263,629	2,636	113,727	1,137	148,278	1,483	13,599,025	—	—	13,604,281
Distribution reinvestment	12,509	125	4,570	46	1,573	16	468,239	—	—	468,426
Offering costs, commissions and fees	—	—	—	—	—	—	(643,788)	—	—	(643,788)
Net income (loss)	—	—	—	—	—	—	—	50,657	(70)	50,587
Distributions declared on common stock	—	—	—	—	—	—	—	(1,368,762)	—	(1,368,762)
Acquired non-controlling interests	—	—	—	—	—	—	—	—	—	—
Balance as of March 31, 2019	2,392,700	23,927	1,057,482	$10,575	551,490	$5,515	$97,891,207	$(6,055,642)	$179,880	$92,055,462

See accompanying notes to consolidated financial statements

6

RODIN GLOBAL PROPERTY TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months
	Ended March 31,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$50,657	$(755,432)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,000,580	63,622
Gains from investments in real estate-related assets	(378,318)	(166,960)
Amortization of above-market lease intangibles	8,664	7,574
Amortization of below-market lease intangibles	(73,075)	—
Changes in assets and liabilities:
Proceeds from investments in real estate-related assets	285,349	222,143
(Increase) in deferred rent receivable	(120,545)	—
(Increase) in prepaid expenses and other assets	(94,360)	(104,481)
(Increase) in due from related party	—	(185,836)
(Decrease)/increase in due to related parties	(1,011,599)	646,923
Increase in deferred revenue	43,240	—
(Decrease) in restricted reserves	(39,062)	—
(Decrease)/increase in accounts payable and accrued expenses	(3,357)	259,874
Net cash used in operating activities	(331,826)	(12,573)
Cash flows from investing activities:
Purchase of interest in real estate-related assets	(17,080,113)	(17,293,930)
Net cash used in investing activities	(17,080,113)	(17,293,930)
Cash flows from financing activities:
Proceeds from issuance of common stock, net	13,468,795	10,970,335
Distributions	(828,207)	(223,935)
Net cash provided by financing activities	12,640,588	10,746,400
Net decrease in cash and cash equivalents	(4,771,351)	(6,560,103)
Cash and cash equivalents, at beginning of period	14,046,766	7,657,025
Cash and cash equivalents, at end of period	$9,275,415	$1,096,922
Supplemental disclosure of cash flow information:
Cash paid for interest	$603,374	$46,197
Non-cash financing activities:
Distribution reinvestment	$468,426	$125,106
Distributions payable	$72,129	$55,723

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

On February 2, 2016, the Company was capitalized with a $200,001 investment by the Company’s sponsor, Cantor Fitzgerald Investors, LLC (“CFI”) through the purchase of 8,180 Class A shares of common stock. In addition, a wholly owned subsidiary of CFI, Rodin Global Property Trust OP Holdings, LLC (the “Special Unit Holder”), has invested $1,000 in the Operating Partnership and has been issued a special class of limited partnership units (“Special Units”), which is recorded as a non-controlling interest on the consolidated balance sheet as of March 31, 2019. The Company has registered with the Securities and Exchange Commission (“SEC”) an offering of up to $1.25 billion in shares of common stock, consisting of up to $1.0 billion in shares in the Company’s primary offering (the “Primary Offering”) and up to $250 million in shares pursuant to its distribution reinvestment plan (the “DRP”, and together with the Primary Offering, the “Offering”). On May 18, 2017, the Company satisfied the minimum offering requirement as a result of CFI’s purchase of $2.0 million in Class I shares (the “Minimum Offering Requirement”). On February 12, 2019, the Company’s board of directors authorized the extension of the term of the Offering until March 23, 2020.

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

As of March 31, 2019, the Company owned the following investments:

•	A retail property located in Grand Rapids, Michigan (the “GR Property”).
•	An office property located in Fort Mill, South Carolina (the “FM Property”).
•	A majority interest in an office property located in Columbus, Ohio (the “CO Property”).
•	A flex industrial property located in Lewisville, TX (the “Lewisville Property”).
•

An interest in CF Net Lease Portfolio IV DST, a Delaware Statutory Trust (the “DST”), which owns seven properties (individually, a “DST Property”, and collectively, the “DST Properties”) through an investment in real estate-related assets controlled and managed by CFI.

•

An interest in CF Lancaster, LLC (the “Pennsylvania SPE”), which entered into a joint venture agreement to purchase a cold storage and warehouse distribution facility located in Denver, Pennsylvania (the “PA Property”), through an investment in real estate-related assets controlled and managed by CFI.

•

An interest in CF Chicago, LLC (the “Illinois SPE”), which originated a fixed rate, subordinate mezzanine loan for the acquisition of a cold storage and warehouse distribution facility located in Melrose Park, Illinois (the “IL Property”), through an investment in real estate-related assets controlled and managed by CFI.

The Company is externally managed by Rodin Global Property Advisors, LLC (the “Advisor”), a Delaware limited liability company and wholly owned subsidiary of CFI. CFI is a wholly owned subsidiary of CFIM Holdings, LLC, which is a wholly owned subsidiary of Cantor Fitzgerald, L.P. (“CFLP”).

RODIN GLOBAL PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The Company evaluates all of its significant investments in real estate-related assets to determine if they are VIEs utilizing judgments and estimates that are inherently subjective. If different judgments or estimates were used for these evaluations, it could result in differing conclusions as to whether or not an entity is a VIE and whether or not to consolidate such entity. As of March 31, 2019, the Company concluded that it did have investments in VIEs, and because the Company is not the primary beneficiary, it did not consolidate such entities, as described in further detail in Note 10.

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

Deferred Rent Receivable

As of March 31, 2019 and December 31, 2018, deferred rent receivable was $464,684 and $344,139, respectively, and represents rent earned in excess of rent received as a result of straight-lining rents over the terms of the leases on the FM Property, the CO Property, and the Lewisville Property, in accordance with ASC Topic 842, Leases.

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

The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate assets may not be recoverable. Impairment indicators that the Company considers include, but are not limited to, bankruptcy or other credit concerns of a property’s major tenant, such as a history of late payments, rental concessions and other factors, a significant decrease in a property’s revenues due to lease terminations, vacancies, co-tenancy clauses, reduced lease rates or other circumstances. When indicators of potential impairment are present, the Company assesses the recoverability of the assets by determining whether the carrying amount of the assets will be recovered through the undiscounted future cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying amount, the Company will adjust the real estate assets to their respective fair values and recognize an impairment loss. Generally, fair value is determined using a discounted cash flow analysis and recent comparable sales transactions. No impairment losses were recorded during the three months ended March 31, 2019 or during the three months ended March 31, 2018 after the Company assessed the recoverability of its assets. As of March 31, 2019 and December 31, 2018, no impairment losses have been identified.

RODIN GLOBAL PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Investments in Real Estate-Related Assets

The Company has performed a consolidation analysis in accordance with ASC Topic 810, Consolidation, as described in the “Variable Interest Entities” section Note 2. The Company has determined, as a result of its analysis, that it is not the primary beneficiary of its investments, and therefore has not consolidated the entities. The Company has accounted for its investments in real estate-related assets, which are controlled and managed by CFI, under the equity method of accounting.  In accordance with ASC Topic 323, Investments-Equity Method and Joint Ventures, the Company is able to exercise significant influence over these investees. Under the equity method, the investment is adjusted each period for capital contributions and distributions and its share of the entity’s net income (loss). Capital contributions, distributions and net income (loss) of such entities are recorded in accordance with the terms of the governing documents. An allocation of net income (loss) may differ from the stated ownership percentage interest in such entity as a result of preferred returns and allocation formulas, if any, as described in such governing documents. Investments in real estate-related assets are periodically reviewed for impairment based on projected cash flows from the underlying investment. If an impairment is identified, the carrying value of the investment will be reduced to the anticipated recoverable amount. As of March 31, 2019 and December 31, 2018, no impairment has been identified.

Deferred Financing Costs

Costs incurred in connection with obtaining financing are capitalized and amortized over the term of the related loan on a straight-line basis, which approximates the effective interest method. The carrying value of the deferred financing costs at March 31, 2019 and December 31, 2018 was $482,968 and $493,875, respectively which is net of accumulated amortization of  $30,941 and $20,034, respectively, and recorded as an offset to the related debt. For the three months ended March 31, 2019 and the three months ended March 31, 2018, amortization of deferred financing costs was $10,860 and $2,049, respectively, and is included in Interest expense on the accompanying consolidated statement of operations.

Revenue Recognition

Rental revenue is recognized on a straight-line basis over the life of the respective leases.

Stock Subscriptions Receivable

As prescribed by ASC Topic 505, Equity, Stock subscriptions receivable represent the purchase of common stock for which the Company has not yet received payment from the purchaser. As of March 31, 2019 and December 31, 2018, the amount of stock subscriptions receivable was $117,634 and $286,918, respectively. The amounts outstanding were received by the Company during April 2019 and January 2019, respectively.

Due from Related Party

Due from related party includes amounts owed to the Company by CFI pursuant to the terms of the Sponsor Support Agreement for the reimbursement of selling commissions and marketing fees, which at March 31, 2019 and December 31, 2018 was $6,452 and $0, respectively. The amount of Sponsor Support outstanding at March 31, 2019 was received by the Company during April 2019.

Deferred Revenue

Deferred revenue represents unearned rent received in advance from tenants at certain of the Company’s properties, which at March 31, 2019 and December 31, 2018 was $540,697 and $497,457 respectively.

Restricted Reserves

Restricted reserves is comprised of amounts received from tenants at certain of the Company’s properties for recoverable property operating expenses to be paid by the Company on behalf of the tenants, pursuant to the terms of the respective net lease arrangements, which at March 31, 2019 and December 31, 2018 was $162,129 and $201,191, respectively.

Tenant Reimbursement Income

Certain property operating expenses, including real estate taxes and insurance, among others, are paid by the Company and are reimbursed by the tenants of the Company’s properties pursuant to the terms of the respective net leases. These reimbursements are reflected as Tenant reimbursement income in the accompanying consolidated statements of operations, which for the three months ended March 31, 2019 and March 31, 2018 was $375,913 and $2,669, respectively.

RODIN GLOBAL PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Property Operating Expenses

Certain property operating expenses, including real estate taxes and insurance, among others, are paid by the Company and are reimbursed by the tenants of the Company’s properties pursuant to the terms of the respective net leases. These expenses incurred are reflected as Property operating expenses in the accompanying consolidated statements of operations, which for the three months ended March 31, 2019 and March 31, 2018 was $375,913 and $2,669, respectively.

Due to Related Parties

Due to related parties is comprised of amounts contractually owed by the Company for various services provided to the Company from related parties, which at March 31, 2019 and December 31, 2018 was $2,076,452 and $2,742,581, respectively (See Note 9).

Organization and Offering Costs

The Advisor has agreed to pay, on behalf of the Company, all organizational and offering costs (including legal, accounting, and other costs attributable to the Company’s organization and offering, but excluding upfront selling commissions, dealer manager fees and distribution fees) (“O&O Costs”) through the first anniversary of the date on which the Company satisfied the Minimum Offering Requirement, which was May 18, 2018 (the “Escrow Break Anniversary”). After the Escrow Break Anniversary, the Advisor, in its sole discretion, may pay some or all of the additional O&O Costs incurred, but is not required to do so. To the extent the Advisor pays such additional O&O Costs, the Company is obligated to reimburse the Advisor subject to the 1% Cap (as defined below). Following the Escrow Break Anniversary, the Company began reimbursing the Advisor for payment of O&O Costs on a monthly basis, which will continue through the period ended May 18, 2021; provided, however, that the Company shall not be obligated to pay any amounts that as a result of such payment would cause the aggregate payments for O&O Costs (less selling commissions, dealer manager fees and distribution fees) paid to the Advisor to exceed 1% of gross proceeds of the Offering (the “1% Cap”), as of such payment date. Any amounts not reimbursed in any period shall be included in determining any reimbursement liability for a subsequent period. As of March 31, 2019, the Advisor has continued to pay all O&O Costs on behalf of the Company.

As of March 31, 2019 and December 31, 2018, the Advisor has incurred O&O Costs on the Company’s behalf of $7,617,759 and $6,896,987, respectively. As of March 31, 2019 and December 31, 2018, the Company is obligated to reimburse the Advisor for O&O Costs in the amount of $829,693 and $743,439, respectively, which is included within Due to related parties in the accompanying consolidated balance sheets. As of March 31, 2019 and December 31, 2018, organizational costs of $13,171 and $13,039, respectively, were expensed and offering costs of $1,017,844 and $877,248, respectively, were charged to stockholders’ equity. As of March 31, 2019 and December 31, 2018, the Company has made reimbursement payments of $201,322 and $146,848, respectively, to the Advisor for O&O Costs incurred.

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

RODIN GLOBAL PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

RODIN GLOBAL PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This standard requires lessees to recognize a right-of-use (“ROU”) asset and lease liability for all leases with terms of more than 12 months. Recognition, measurement and presentation of expenses will depend on classification as a finance or operating lease. The amendments also require certain quantitative and qualitative disclosures. Accounting guidance for lessors is mostly unchanged. In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases, to clarify how to apply certain aspects of the new leases standard. The amendments address the rate implicit in the lease, impairment of the net investment in the lease, lessee reassessment of lease classification, lessor reassessment of lease term and purchase options, variable payments that depend on an index or rate and certain transition adjustments, among other issues. In addition, in July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, which provides an additional (and optional) transition method to adopt the new leases standard. Under the new transition method, a reporting entity would initially apply the new lease requirements at the effective date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption; continue to report comparative periods presented in the financial statements in the period of adoption in accordance with previous U.S. GAAP (i.e., ASC 840, Leases); and provide the required disclosures required by ASC 840 for all periods presented under that standard. Further, ASU No. 2018-11 contains a new practical expedient that allows lessors to avoid separating lease and associated non-lease components within a contract if certain criteria are met. In December 2018, the FASB issued ASU No. 2018-20, Leases (Topic 842): Narrow-Scope Improvements for Lessors, to clarify guidance for lessors on sales taxes and other similar taxes collected from lessees, certain lessor costs and recognition of variable payments for contracts with lease and non-lease components. The guidance in ASUs 2016-02, 2018-10, 2018-11 and 2018-20 was effective beginning January 1, 2019. The Company adopted the standards on their required effective date and used the effective date as the date of initial application. As a result, pursuant to this transition method financial information was not updated and the disclosures required under the new leases standards were not provided for dates and periods before January 1, 2019. The new guidance provides a number of optional practical expedients to be utilized upon transition. Accordingly, the Company has elected the ‘package of practical expedients,’ which permits the Company not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs. The Company does not expect to elect the use-of-hindsight or the practical expedient pertaining to land easements, with the latter not being applicable to the Company. While the new guidance identifies common area (building) maintenance as a non-lease component of the Company’s real estate lease contracts, the Company has applied the practical expedient to account for its real estate leases and associated common area maintenance (“CAM”) service components as a single, combined operating lease component, however, the CAM service component is not material to the Company’s consolidated financial statements. Consequently, the application of the new guidance on contract components did not have a material effect on the Company’s consolidated financial statements. In addition, due to the new standard’s narrowed definition of initial direct costs, the Company will expense as incurred significant lease origination costs currently capitalized as initial direct costs and amortized to expense over the lease term. As these types of costs have not historically been incurred by the Company, the Company currently does not expect the change in accounting for any such costs to be incurred in the future to have a material impact on the Company’s consolidated financial statements.

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

RODIN GLOBAL PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In February 2017, the FASB issued ASU No. 2017-05, Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets, which clarifies the scope and application of Accounting Standards Codification 610-20, Other Income-Gains and Losses from Derecognition of Nonfinancial Assets and defines in substance nonfinancial assets. The ASU also impacts the accounting for partial sales of nonfinancial assets (including in substance real estate). Under this guidance, when an entity transfers its controlling interest in a nonfinancial asset but retains a noncontrolling ownership interest, the entity will measure the retained interest at fair value, which results in a full gain or loss recognition upon the sale of a controlling interest in a nonfinancial asset. The Company adopted the standard on its required effective date of January 1, 2018. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

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

RODIN GLOBAL PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 3 – Investment in Real Estate

Investment in real estate, net consisted of the following at March 31, 2019 and December 31, 2018.

	March 31, 2019	December 31, 2018
Building and building improvements	$86,672,153	$86,672,153
Land	12,710,127	12,710,127
Total	99,382,280	99,382,280
Accumulated depreciation	(1,518,868)	(791,575)
Investment in real estate, net	$97,863,412	$98,590,705

As of March 31, 2019, the Company owned four investments in real estate:

•	the GR Property, located at 3596 Alpine Avenue, Grand Rapids, Michigan;
•	the FM Property, located at 2477 Deerfield Drive, Fort Mills, South Carolina.;
•	the CO Property, located at 3075 Loyalty Circle, Columbus, Ohio;
•	the Lewisville Property, located at 651 East Corporate Drive, Lewisville, Texas.

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

GR Property Lease

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

RODIN GLOBAL PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table provides certain information about the GR Property:

Lease Commencement Date(1)	Lease Expiration Date	Rentable Square Feet	Annualized Rental Income (first 5 lease years)(2)	Rental Escalations	Tenant Renewal Options
July 30, 2007	July 31, 2082	14,552	$500,000	None	On July 31, 2032 and every 5 years thereafter
Note:

(1)Represents the commencement date of the original lease on the GR Property with its previous owner. The Company acquired the GR Property on July 11, 2017, and as such began earning rent from the GR Property at that time.

(2)Represents the annualized rental income for the first five lease years for the GR Property commencing on the date the Company acquired the GR Property, July 11, 2017.

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

Subsequent to the date of initial acquisition, the Company purchased additional membership interests in the FM Property SPE from CFI totaling $10,605,551 during the year ended December 31, 2018. As of March 31, 2019, the Company’s ownership interest in the FM Property SPE was 100%.

With the Company’s purchase of additional interests in the FM Property SPE from a subsidiary owned by CFI totaling $969,921 on August 9, 2018, the Operating Partnership exceeded 95% ownership of the FM Property SPE, and therefore, per the FM Property SPE operating agreement and as described below, the Company replaced the Guarantor of the FM Loan (as defined in Note 7) with respect to the guarantee, and the Operating Partnership became the managing member of the FM Property SPE. Based on the Company’s consolidation analysis, which was performed in accordance with ASC 810 as described in the “Variable Interest Entities” section of Note 2, management has determined that the Company is the primary beneficiary of the FM Property SPE. Accordingly, effective August 9, 2018, the Company has consolidated the FM Property SPE, and has no longer accounted for its investment in the FM Property SPE under the equity method of accounting.

FM Property Lease

The FM Property is 100% leased to Daimler Trucks North America, LLC, (“Daimler”), a subsidiary of Daimler AG. The lease is a triple net lease whereby the tenant is responsible for operating expenses, real estate taxes, insurance, repairs, maintenance and capital expenditures (excluding roof, structure and certain HVAC items), in addition to base rent.

The Company’s acquisition cost as of August 9, 2018 is comprised of the original acquisition purchase price as of February 1, 2018, net of all accumulated depreciation and amortization incurred by the FM Property SPE through August 9, 2018. The following table summarizes the Company’s acquisition cost allocation for the FM Property as of August 9, 2018.

2477 Deerfield Drive
Building and building improvements	$30,301,872
Land	4,253,467
In-place lease intangibles	4,735,363
Total acquisition cost	$39,290,702

RODIN GLOBAL PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table provides certain information about the FM Property:

Lease Commencement Date(1)	Lease Expiration Date	Rentable Square Feet	Annualized Rental Income (first 5 lease years)(2)	Rental Escalations	Tenant Renewal Options
June 15, 2008	December 31, 2028	150,164	$2,515,222	2.0% annual rent escalations	Two 5-year renewal options
Note:

(1)Represents the commencement date of the original lease on the FM Property with its previous owner. The Company acquired the FM Property on February 1, 2018, and as such began earning rent from the FM Property at that time.

(2)Represents the annualized rental income for the first five lease years for the FM Property commencing on the date the Company acquired the FM Property, February 1, 2018.

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

Subsequent to the date of initial acquisition, the Company purchased additional membership interests in the CO Property SPE from CFI totaling $6,666,846 during the year ended December 31, 2018. As of March 31, 2019, the Company’s ownership interest in the CO Property SPE was 98.90%, and CFI’s interest was 1.10%.

On December 17, 2018, the CO Property SPE operating agreement was amended to include the Company as a co-managing member, with CFI. Based on the Company’s consolidation analysis, which was performed in accordance with ASC 810 as described in the “Variable Interest Entities” section of Note 2, management has determined that the Company is the primary beneficiary of the CO Property SPE. Accordingly, effective December 17, 2018, the Company consolidated the CO Property SPE, and no longer accounted for its investment in the CO Property SPE under the equity method of accounting. CFI’s total ownership interest of $178,880 has been recorded as a component of Non-controlling interests in subsidiaries on the Company’s consolidated balance sheet as of March 31, 2019.

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

RODIN GLOBAL PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table provides certain information about the CO Property:

Lease Commencement Date(1)	Lease Expiration Date	Rentable Square Feet	Annualized Rental Income (first 5 lease years)(2)	Rental Escalations	Tenant Renewal Options
September 13, 2017	September 13, 2032	241,493	$3,147,787	1.07% annual rent escalations	One 10 year renewal option
Note:

(1) Represents the commencement date of the original lease on the CO Property with its previous owner. The Company acquired the CO Property on July 31, 2018, and as such began earning rent from the CO Property at that time.

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

Lewisville Property Lease

The Lewisville Property is 100% leased to HOYA Optical Labs of America, Inc. (“HOYA”), a subsidiary of HOYA Corporation, which serves as the guarantor of the lease. The lease is net whereby the tenant is responsible for operating expenses, real estate taxes, insurance, repairs, maintenance and capital expenditures (excluding roof and structure), in addition to its obligation to pay base rent.

The following table provides certain information about the Lewisville Property:

Lease Commencement Date(1)	Lease Expiration Date	Rentable Square Feet	Annualized Rental Income (first 5 lease years)(2)	Rental Escalations	Tenant Renewal Options
June 15, 2016	June 30, 2028	89,473	$905,211	3.0% rent escalations every two years	Two 7 year renewal options
Note:

(1)Represents the commencement date of the original lease on the Lewisville Property with its previous owner. The Company acquired the Lewisville Property on November 7, 2018, and as such began earning rent from the Lewisville Property at that time.

(2) Represents the annualized rental income for the first five lease years for the Lewisville Property commencing on the date the Company acquired the Lewisville Property, November 7, 2018.

Note 4 - Intangibles

The amortization of acquired above-market and/or below-market leases is recorded as an adjustment to rental revenue on the consolidated statements of operations. For the three months ended March 31, 2019, the net amount of such amortization included as an increase to rental income was $64,411. For the three months ended March 31, 2018, the net amount of such amortization included as a decrease to rental income was $7,574. The amortization of in-place leases is recorded as an adjustment to depreciation and amortization expense on the consolidated statements of operations. For the three months ended March 31, 2019 and March 31, 2018, the amount of such amortization was $262,380 and $14,483, respectively.

RODIN GLOBAL PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of March 31, 2019 and December 31, 2018, the gross carrying amount and accumulated amortization of the Company’s intangible assets consisted of the following:

	March 31, 2019	December 31, 2018
Intangible assets:
In-place lease intangibles	$12,461,766	$12,461,766
Above-market lease intangibles	451,899	451,899
Total intangible assets	12,913,665	12,913,665
Accumulated amortization:
In-place lease amortization	(559,197)	(295,726)
Above-market lease amortization	(51,754)	(44,181)
Total accumulated amortization	(610,951)	(339,907)
Intangible assets, net	$12,302,714	$12,573,758

The estimated future amortization on the Company’s intangible assets for each of the next five years and thereafter as of March 31, 2019 is as follows:

Year	In-place Lease Intangibles	Above-market Lease Intangibles	Total
2019 (remaining)	$790,412	$22,720	$813,132
2020	1,053,883	30,295	1,084,178
2021	1,053,883	30,295	1,084,178
2022	1,053,883	30,295	1,084,178
2023	1,053,883	30,295	1,084,178
Thereafter	6,896,625	256,245	7,152,870
	$11,902,569	$400,145	$12,302,714

As of March 31, 2019 and December 31, 2018, the gross carrying amount and accumulated amortization of the Company’s intangible liabilities consisted of the following:

	March 31, 2019	December 31, 2018
Intangible liabilities:
Below-market lease intangibles	$3,824,316	$3,824,316
Accumulated amortization:
Below-market lease amortization	(88,353)	(15,278)
Intangible liabilities, net	$3,735,963	$3,809,038

The estimated future amortization on the Company’s intangible liabilities for each of the next five years and thereafter as of March 31, 2019 is as follows:

Year	Below-market Lease Intangibles
2019 (remaining)	$219,227
2020	292,302
2021	292,302
2022	292,302
2023	292,302
Thereafter	2,347,528
$3,735,963

RODIN GLOBAL PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 5 - Five Year Minimum Rental Payments

The estimated future minimum rents the Company expects to receive for the GR Property, FM Property, CO Property, and Lewisville Property for each of the next five years and thereafter through the end of the primary term as of March 31, 2019 is as follows:

Year	GR Property	FM Property	CO Property	Lewisville Property	Total
2019 (remaining)	$375,000	$1,845,891	$2,361,834	$666,941	$5,249,666
2020	500,000	2,509,240	3,179,980	889,255	7,078,475
2021	500,000	2,560,296	3,214,006	915,933	7,190,235
2022	500,000	2,611,352	3,248,395	915,933	7,275,680
2023	500,000	2,663,909	3,283,153	943,411	7,390,473
Thereafter	4,250,000	14,136,439	30,264,651	4,358,982	53,010,072
Total	$6,625,000	$26,327,127	$45,552,019	$8,690,455	$87,194,601

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

During the year ended December 31, 2018, the Company, through the Operating Partnership, purchased the remaining 3,868 beneficial interests in the DST from a subsidiary owned by CFI totaling $3,867,646. As of March 31, 2019, the Company’s equity interest in the DST was 100%.

Based on the Company’s consolidation analysis, the DST is accounted for as an equity method investment in accordance with ASC 323. Although the Company is the owner of 100% of the Interests, the Company does not consolidate the DST as CFI is the primary beneficiary due to its continued management and control of the DST and its guarantee of the DST Loan (as defined below). The Company’s consolidation analysis was performed in accordance with ASC 810 as described in the “Variable Interest Entities” section of Note 2.

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

The carrying value of the Company’s investment in the DST was $807,187 higher than its interest in the investee’s underlying net assets as of March 31, 2019. The basis difference relates to tangible and definite life intangible assets and is amortized over the remaining useful lives of the underlying assets.

DST Properties

The DST acquired the DST Properties from Walgreens in a sale-leaseback transaction.

The DST Properties are 100% leased to Walgreens. Walgreens is rated investment grade by Moody’s and Standard & Poor’s. In addition to base rent, the leases require the tenant to pay substantially all operating expenses, including repairs and maintenance, as well as real estate taxes.

RODIN GLOBAL PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The estimated future minimum rents associated with the DST Properties for each of the next five years and through the end of the primary term as of March 31, 2019 is as follows:

Year	Future Minimum Rents
2019 (remaining)	$1,646,968
2020	2,195,958
2021	2,209,683
2022	2,305,756
2023	2,305,756
Thereafter	18,970,609
Total	$29,634,730

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

RODIN GLOBAL PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Subsequent to January 2, 2019, the Company purchased additional membership interests in the Pennsylvania SPE from CFI totaling $3,388,506, bringing the Company’s total investment in the Pennsylvania SPE to $8,167,859. As of March 31, 2019, the Company’s interest in the Pennsylvania SPE was 69.2%. The Company intends, but is not obligated, to purchase 100% of the membership interests of the Pennsylvania SPE from CFI. Subject to the limitations in the Company’s charter, the Company anticipates the purchase price for any membership interests purchased from CFI would be equal to CFI’s purchase price in exchange for such membership interests.

Based on the Company’s consolidation analysis, the Pennsylvania SPE is accounted for as an equity method investment in accordance with ASC 323. Although the Company’s ownership interest in the Pennsylvania SPE is 69.2%, the Company does not consolidate the Pennsylvania SPE as CFI is the primary beneficiary due to its continued management and control of the Pennsylvania SPE. The Company’s consolidation analysis was performed in accordance with ASC 810 as described in the “Variable Interest Entities” section of Note 2.

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

Subsequent to January 2, 2019, the Company purchased additional membership interests in the Illinois SPE from CFI totaling $3,811,494, bringing the Company’s total investment in the Illinois SPE to $8,910,684. As of March 31, 2019, the Company’s interest in the Illinois SPE was 70.8%. The Company intends, but is not obligated, to purchase 100% of the membership interests of the Illinois SPE from CFI. Subject to the limitations in the Company’s charter, the Company anticipates the purchase price for any membership interests purchased from CFI would be equal to CFI’s purchase price in exchange for such membership interests.

Based on the Company’s consolidation analysis, the Illinois SPE is accounted for as an equity method investment in accordance with ASC 323. Although the Company’s ownership interest in the Illinois SPE is 70.8%, the Company does not consolidate the Illinois SPE as CFI is the primary beneficiary due to its continued management and control of the Illinois SPE. The Company’s consolidation analysis was performed in accordance with ASC 810 as described in the “Variable Interest Entities” section of Note 2.

RODIN GLOBAL PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The results of operations for the Company’s investments in real estate-related assets for the three months ended March 31, 2019 and March 31, 2018 are summarized below:

	For the Three Months Ended March 31,
DST Properties	2019	2018
Revenues	$580,937	$580,937
Operating expenses	(210,410)	(210,768)
Other expenses, net	(258,301)	(258,301)
Net income	$112,226	$111,868

Net income attributable to the Company(1) (2)	$96,176	$100,820

	For the Three Months Ended March 31,
FM Property(3)	2019	2018
Revenues	$—	$445,106
Operating expenses	—	(204,970)
Other expenses, net	—	(138,087)
Net income	$—	$102,049

Net income attributable to the Company(1)	$—	$66,140

	For the Three Months Ended March 31,
Pennsylvania SPE	2019	2018
Revenues	$226,180	$—
Operating expenses	—	—
Other expenses, net	—	—
Net income	$226,180	$—

Net income attributable to the Company(1)	$136,438	$—

	For the Three Months Ended March 31,
Illinois SPE	2019	2018
Revenues	$241,317	$—
Operating expenses	—	—
Other expenses, net	—	—
Net income	$241,317	$—

Net income attributable to the Company(1)	$145,704	$—
Note:

(1) Represents the Company’s allocable share of net income based on the Company’s ownership interest in the underlying investment in real estate-related assets and is included within Income from investments in real-estate related assets on the Company’s consolidated statements of operations.

(2) Net income attributable to the Company from its investment in the DST includes amortization of the basis difference between the carrying value of the Company’s investment in the DST and the investee’s underlying net assets.

(3) Effective August 9, 2018, the Company has consolidated the FM Property SPE, and has no longer accounted for its investment in the FM Property SPE under the equity method of accounting. See Note 3 for additional information.

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

On February 1, 2018, in connection with the purchase of the FM Property (refer to Note 3), the FM Property SPE entered into a loan agreement (the “FM Loan”) with UBS AG with an outstanding principal amount of $21,000,000. The FM Loan provides for monthly interest payments and bears interest at an initial fixed rate of 4.4329% per annum through the anticipated repayment date, February 6, 2028 (the “FM Anticipated Repayment Date”), and thereafter at revised rate of 3.0% per annum plus the greater of the initial interest rate or the 10 year swap yield as of the first business day after the FM Anticipated Repayment Date.

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

As of March 31, 2019 and December 31, 2018, the Company’s Loans payable balance was $51,567,032 and $51,556,125, net of deferred financing costs, respectively. As of March 31, 2019 and December 31, 2018, deferred financing costs were $482,968 and $493,875, net of accumulated amortization of $30,941 and $20,034, respectively which has been accounted for within Interest expense on the consolidated statements of operations.

Information on the Company’s Loans payable as of March 31, 2019 and December 31, 2018 is as follows:

Description	March 31, 2019
	GR Property	FM Property	CO Property	Total
Principal amount of loans	$4,500,000	$21,000,000	$26,550,000	$52,050,000
Less: Deferred financing costs, net of accumulated amortization of $30,941	(67,829)	(180,829)	(234,310)	(482,968)
Loans payable, net of deferred financing costs and amortization	$4,432,171	$20,819,171	$26,315,690	$51,567,032

Description	December 31, 2018
	GR Property	FM Property	CO Property	Total
Principal amount of loans	$4,500,000	$21,000,000	$26,550,000	$52,050,000
Less: Deferred financing costs, net of accumulated amortization of $20,034	(69,878)	(185,396)	(238,601)	(493,875)
Loans payable, net of deferred financing costs and amortization	$4,430,122	$20,814,604	$26,311,399	$51,556,125

For the three months ended March 31, 2019 and three months ended March 31, 2018, the Company incurred $603,374 and $46,197, respectively, of interest expense, which is included within Interest expense on the consolidated statements of operations. As of March 31, 2019, $159,855 was unpaid and is recorded as accrued interest payable on the Company’s consolidated balance sheet. All of the unpaid interest expense accrued as of March 31, 2019 was paid during April 2019.

Also included within Interest expense on the consolidated statements of operations is amortization of deferred financing costs, which, for the three months ended March 31, 2019 and March 31, 2018, was $10,860 and $2,049, respectively.

RODIN GLOBAL PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the future principal payment due under the Company’s Loan agreements as of March 31, 2019:

Year	Amount
2019 (remaining)	$—
2020	—
2021	—
2022	—
2023	—
Thereafter	52,050,000
Total	$52,050,000

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

The Company determines its net asset value as of the end of each quarter. Net Asset Value (“NAV”), as defined, is calculated consistent with the procedures set forth in the Company’s prospectus and excludes any O&O Costs, with such costs to be reflected in the Company’s NAV to the extent the Company reimburses the Advisor for these costs. As of March 31, 2019, the per share purchase price for shares of common stock in the Primary Offering was $26.59 per Class A share, $25.76 per Class T share, and $25.26 per Class I share. The price for each class of shares of common stock in the Company’s DRP was $25.26. The Company’s board of directors adjusts the offering prices of each class of shares such that the purchase price per share for each class equals the NAV per share as of the most recent valuation date, as determined on a quarterly basis, plus applicable upfront selling commissions and dealer manager fees, less applicable support from CFI of a portion of selling commissions and dealer manager fees (as described below).

The Company’s shares of common stock consist of Class A shares, Class T shares and Class I shares, all of which are collectively referred to herein as shares of common stock. As of March 31, 2019, the Company’s total number of authorized common shares was 400,000,000, consisting of 160,000,000 of Class A authorized common shares, 200,000,000 of Class T authorized common shares and 40,000,000 of Class I authorized common shares. The Company has the right to reallocate the shares of common stock offered between the Company’s Primary Offering and the Company’s DRP. The Class A shares, Class T shares and Class I shares have identical rights and privileges, including identical voting rights, but have different upfront selling commissions and dealer manager fees and the Class T shares have an ongoing distribution fee. The per share amount of distributions on Class T shares is lower than the per share amount of distributions on Class A shares and Class I shares because of the on-going distribution fee that is payable with respect to Class T shares sold in the Primary Offering.

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

As of March 31, 2019, the Company had sold 3,993,492 shares of its common stock (consisting of 2,384,520 Class A shares, 1,057,482 Class T shares and 551,490 Class I shares) in the Offering for aggregate net proceeds of $98,547,681. As of December 31, 2018, the Company had sold 3,449,206 shares of its common stock (consisting of 2,108,382 Class A shares, 939,185 Class T shares and 401,639 Class I shares) in the Offering for aggregate net proceeds of $85,032,704.

Distributions

The Company’s board of directors has authorized, and the Company has declared, distributions through August 14, 2019, in an amount equal to $0.004253787 per day per share of Class A common stock, Class I common stock and Class T common stock, less, for holders of the shares of Class T common stock, the distribution fees that are payable with respect to shares of Class T common stock. The distributions are payable by the 5th business day following each month end to stockholders of record at the close of business each day during the prior month.

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

To ensure that the Company has sufficient funds to cover cash distributions authorized and declared during the Offering, the Company and CFI entered into a distribution support agreement (the “Distribution Support Agreement”). The terms of the agreement provide that in the event that cash distributions exceed modified funds from operations (“MFFO”), defined as a supplemental measure to reflect the operating performance of a non-traded REIT, for any calendar quarter through March 23, 2019, CFI shall purchase Class I shares from the Company in an amount equal to the distribution shortfall, up to $5 million (less the amount from any shares purchased by CFI in order to satisfy the Minimum Offering Requirement). On March 21, 2019, the Company’s board of directors and CFI amended the Distribution Support Agreement to extend the term of the Distribution Support Agreement for the period ending upon the termination of the Primary Offering.

As of March 31, 2019 and December 31, 2018, the Company has declared distributions of $4,859,251 and $3,490,489, respectively, of which $497,096 and $424,967, respectively, was unpaid as of the respective reporting dates and has been recorded as distribution payable on the accompanying consolidated balance sheets. All of the unpaid distributions as of March 31, 2019 and December 31, 2018 were paid during April 2019 and January 2019, respectively. As of March 31, 2019 and December 31, 2018, distributions reinvested pursuant to the Company’s DRP were $1,520,327 and $1,051,901, respectively.

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

As of March 31, 2019, the Company received one eligible share repurchase request for a total of $27,622. The shares underlying the repurchase request were repurchased in October 2018.

Non-controlling Interest

Special Unit Holder

The Special Unit Holder has invested $1,000 in the Operating Partnership and has been issued a special class of limited partnership units as part of the overall consideration for the services to be provided by the Advisor. This investment has been recorded as a component of Non-controlling interests in subsidiaries on the consolidated balance sheets as of March 31, 2019 and December 31, 2018, respectively.

CFI Interest in CO Property SPE

On December 17, 2018, the CO Property SPE operating agreement was amended to include the Company as a co-managing member, with CFI. Based on the Company’s consolidation analysis, which was performed in accordance with ASC 810 as described in the “Variable Interest Entities” section of Note 2, management has determined that the Company is the primary beneficiary of the CO Property SPE. Accordingly, effective December 17, 2018, the Company has consolidated the CO Property SPE, and has no longer accounted for its investment in the CO Property SPE under the equity method of accounting. As of March 31, 2019, the Company’s ownership interest in the CO Property SPE was 98.90%, and CFI’s interest was 1.10%. CFI’s total ownership interest of $178,880 has been recorded as a component of Non-controlling interests in subsidiaries on the Company’s consolidated balance sheet as of March 31, 2019.

Note 9 – Related Party Transactions

Pennsylvania SPE Interests

Subsequent to the initial acquisition, and during the three months ended March 31, 2019, the Company, through the Operating Partnership, acquired additional membership interests in the Pennsylvania SPE from CFI totaling $3,388,506. As of March 31, 2019, the Company’s interest in the Pennsylvania SPE was 69.2%. The Company accounts for its investment in the Pennsylvania SPE under the equity method of accounting, as described in “Note 6—Investment in Real Estate-Related Assets”.

Illinois SPE Interests

Subsequent to the date of initial acquisition, and during the three months ended March 31, 2019, the Company, through the Operating Partnership, acquired additional membership interests in the Illinois SPE from CFI totaling $3,811,494. As of March 31, 2019, the Company’s ownership interest in the Illinois SPE was 70.8%. As of March 31, 2019, the Company accounts for its investment in the Illinois SPE under the equity method of accounting, as described in “Note 6—Investment in Real Estate-Related Assets”.

DST Interests

During the year ended December 31, 2018, the Company, through the Operating Partnership, acquired an additional 3,868 Interests in the DST from a subsidiary owned by CFI totaling $3,867,646. As of March 31, 2019 and December 31, 2018, the Company’s interest in the DST was 100% and 100%, respectively.

RODIN GLOBAL PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

FM Property Interests

Subsequent to the initial acquisition closing, and during the year ended December 31, 2018, the Company, through the Operating Partnership, acquired additional membership interests in the FM Property SPE from CFI totaling $10,605,551. As of March 31, 2019 and December 31, 2018, the Company’s interest in the FM Property SPE was 100% and 100%, respectively.

CO Property Interests

Subsequent to the date of initial acquisition, and during the year ended December 31, 2018, the Company, through the Operating Partnership, acquired additional membership interests in the CO Property SPE from CFI totaling $6,666,846. As of March 31, 2019 and December 31, 2018, the Company’s ownership interest in the CO Property SPE was 98.90% and 98.90%, respectively.

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

The Advisor has agreed to pay for all of the O&O Costs on the Company’s behalf (other than selling commissions, dealer manager fees and distribution fees) through the Escrow Break Anniversary. After the Escrow Break Anniversary, the Advisor, in its sole discretion, may pay some or all of the additional O&O Costs incurred, but is not required to do so. To the extent the Advisor pays such additional O&O Costs, the Company is obligated to reimburse the Advisor subject to the 1% Cap. Following the Escrow Break Anniversary, the Company began reimbursing the Advisor for such costs on a monthly basis, which will continue through May 18, 2021; provided that the Company will not be obligated to reimburse any amounts that as a result of such payment would cause the aggregate payments for O&O Costs paid to the Advisor to exceed the 1% Cap as of such reimbursement date. As of March 31, 2019 and December 31, 2018, the Advisor had incurred $7,617,759 and $6,896,987, respectively, of O&O Costs (other than upfront selling commissions, dealer manager fees and distribution fees) on behalf of the Company. The amount of the Company’s obligation is limited to the 1% Cap less any reimbursement payments made by the Company to the Advisor for O&O Costs incurred, which, at March 31, 2019 and December 31, 2018, is $829,693 and $743,439, respectively, and is included within Due to related parties in the accompanying consolidated balance sheets. As of March 31, 2019 and December 31, 2018, organizational costs of $13,171 and $13,039 were expensed and offering costs of $1,017,844 and $877,248 were charged to stockholders’ equity. As of March 31, 2019 and December 31, 2018, the Company has made reimbursement payments of $201,322 and $146,848, respectively, to the Advisor for O&O Costs incurred. As of March 31, 2019, the Advisor has continued to pay all O&O Costs on behalf of the Company.

Acquisition Expenses. The Company currently does not intend to pay the Advisor any acquisition fees in connection with making investments. The Company will, however, provide reimbursement of customary acquisition expenses (including expenses relating to potential investments that the Company does not close), such as legal fees and expenses (including fees of in-house counsel of affiliates and other affiliated service providers that provide resources to the Company), costs of due diligence (including, as necessary, updated appraisals, surveys and environmental site assessments), travel and communication expenses, accounting fees and expenses and other closing costs and miscellaneous expenses relating to the acquisition or origination of the Company’s investments. While most of the acquisition expenses are expected to be paid to third parties, a portion of the out-of-pocket acquisition expenses may be paid or reimbursed to the Advisor or its affiliates. The Advisor has not incurred any reimbursable acquisition expenses on behalf of the Company as of March 31, 2019.

RODIN GLOBAL PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Distribution Fees. Distribution fees are payable to the Dealer Manager with respect to the Company’s Class T shares only, all or a portion of which may be re-allowed by the Dealer Manager to participating broker-dealers. The distribution fees accrue daily and are calculated on outstanding Class T shares issued in the Primary Offering in an amount equal to 1.0% per annum of (i) the gross offering price per Class T share in the Primary Offering, or (ii) if the Company is no longer offering shares in a public offering, the most recently published per share NAV of Class T shares. The distribution fee is payable monthly in arrears and is paid on a continuous basis from year to year. During the three months ended March 31, 2019 and March 31, 2018, the Company paid distribution fees of $58,817 and $16,485, respectively. As of March 31, 2019 and December 31, 2018, the Company has incurred a liability of $863,933 and $806,038, respectively, which is included within Due to related parties on the consolidated balance sheets, $20,071 and $19,415, respectively, of which was due as of March 31, 2019 and December 31, 2018 and paid during April 2019 and January 2019, respectively.

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

Asset Management Fees. Asset management fees are due to the Advisor and consist of monthly fees equal to one-twelfth of 1.25% of the cost of the Company’s investments at the end of each month. In the case of investments made through joint ventures, the asset management fee will be determined based on the Company’s proportionate share of the underlying investment. For the three months ended March 31, 2019, and March 31, 2018 the Company incurred asset management fees of $501,698 and $173,870, respectively. The asset management fee related to the first quarter of 2018 of $173,870 was waived by the Advisor. There can be no assurance that the Advisor will waive the asset management fee or any other fees or expenses in periods subsequent to March 31, 2018. The asset management fee related to the month of March 2019 of $169,833 is unpaid as of March 31, 2019 and has been included within Due to related parties on the consolidated balance sheet. The amount of asset management fees incurred by the Company during the applicable period is included in the calculation of the limitation of operating expenses pursuant to the 2%/25% Guidelines (as defined and described below).

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

Pursuant to the terms of the Advisory Agreement between the Company and the Advisor, the Company is obligated to reimburse the Advisor for certain operating expenses. Beginning October 1, 2018 the Company was subject to the limitation that it generally may not reimburse the Advisor for any amounts by which the total operating expenses at the end of the four preceding fiscal quarters exceeds the greater of (i) 2.0% of average invested assets (as defined in the Advisory Agreement) and (ii) 25.0% of net income other than any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of investments for that period (the “2%/25% Guidelines”). If the Company’s independent directors determine that all or a portion of such amounts in excess of the limitation are justified based on certain factors, the Company may reimburse amounts in excess of the limitation to the Advisor. In addition, beginning on October 1, 2018, the Company may request any operating expenses that were previously reimbursed to the Advisor in prior or future periods in excess of the limitation to be remitted back to the Company. The Company reimbursed $1,004,539 of the operating expense reimbursement obligation to the Advisor in January 2019. As of March 31, 2019, the Company has accrued but not reimbursed $204,253 in operating expenses pursuant to the Advisory Agreement, which represents the current operating expense reimbursement obligation to the Advisor.

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

As of March 31, 2019, the total amount of unreimbursed operating expenses was $4,958,242. This includes operating expenses incurred by the Advisor on the Company’s behalf which have not been invoiced to the Company and also amounts invoiced to the Company by the Advisor but not yet reimbursed (“Unreimbursed Operating Expenses”). The amount of operating expenses incurred by the Advisor during the three months ended March 31, 2019 which were not invoiced to the Company amounted to $601,082.

During the three months ended March 31, 2018, the Company incurred operating expenses reimbursable to the Advisor of $937,722. These expenses are included within General and administrative expenses on the accompanying consolidated statement of operations.

Property Management and Oversight Fees. If the Advisor or an affiliate is a property manager with respect to a particular property, the Company will pay property management fees of 1.5% of gross revenues received for management of the Company’s properties located in the U.S. and 2.0% of gross revenues received for management of the Company’s properties located outside of the U.S. For services in overseeing property management services provided by any person or entity that is not an affiliate of the Advisor, the Company will pay the Advisor or an affiliate an oversight fee equal to 1.0% of the gross revenues of the property managed. Neither the Advisor nor its affiliates will be paid an oversight fee if the Company contracts with a third party to provide property management services for fees greater than (i) 1.5% of gross revenues received for management of the Company’s properties located in the U.S. or (ii) 2.0% of gross revenues received for management of the Company’s properties located outside of the U.S. For the three months ended March 31, 2019 and March 31, 2018, the Company incurred property management fees of $26,076 and $1,875, respectively. The property management fee related to the first quarter of 2018 of $1,875 was waived by the Advisor. There can be no assurance the Advisor will waive the property management fee or any other fees or expenses in periods subsequent to March 31, 2018. The property management fees incurred during the month of March 2019 of $8,740 were unpaid as of March 31, 2019 and have been included within Due to related parties on the consolidated balance sheet.

Leasing Commissions. If the Advisor or an affiliate is the Company’s primary leasing agent, then the Company will pay customary leasing fees in amount that is usual and customary in that geographic area for that type of property. As of March 31, 2019 and December 31, 2018, no such amounts have been incurred by the Company.

RODIN GLOBAL PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Refinancing Coordination Fee. If the Advisor provides services in connection with the refinancing of any debt that the Company obtains and uses to finance properties or other permitted investments, or refinancing of any debt that is assumed, directly or indirectly, in connection with the acquisition of properties or other permitted investments, the Company will pay the Advisor a refinancing coordination fee equal to 0.75% of the amount available or outstanding under such refinancing or assumed debt. Refinancing shall also include restructuring, workouts or other recapitalization of any debt. As of March 31, 2019 and December 31, 2018, no such amounts have been incurred by the Company.

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

The Company will not pay a disposition fee upon the maturity, prepayment, workout, modification or extension of a debt investment unless there is a corresponding fee paid by the borrower, in which case the disposition fee will be the lesser of: (i) 1.0% of the principal amount of the debt prior to such transaction; or (ii) the amount of the fee paid by the borrower in connection with such transaction. As of March 31, 2019 and December 31, 2018, no such amounts have been incurred by the Company.

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

As of March 31, 2019, the likelihood, probability and timing of each of the possible occurrences or events listed in the preceding sentences (i) and (ii) in the above paragraph are individually and collectively uncertain. Additionally, whether or not the Company will have fully invested the proceeds from the Offering and also whether the Company’s stockholders will have received, or are deemed to have received, in the aggregate, cumulative distributions equal to their invested capital plus a 6% cumulative, non-compound annual pre-tax return on such invested capital at the time of any such occurrence or event is also uncertain. As of March 31, 2019 and December 31, 2018, CFI has paid Sponsor Support totaling $3,589,868 and $3,177,278, respectively, which will be subject to reimbursement by the Company to CFI in the event of these highly conditional circumstances. The following summarizes these fees:

Selling Commissions. Selling commissions payable to the Dealer Manager consist of (i) up to 1.0% of gross offering proceeds paid by CFI for Class A shares and Class T shares and (ii) up to 5.0% and 2.0% of gross offering proceeds from the sale of Class A shares and Class T shares, respectively, in the Primary Offering. All or a portion of such selling commissions may be re-allowed to participating broker-dealers. No selling commissions will be payable with respect to Class I shares. For the three months ended March 31, 2019 and the year ended December 31, 2018, the Company incurred $481,148 and $2,751,321 of selling commissions, respectively, which is included within Additional paid-in capital on the consolidated balance sheets. At March 31, 2019 and December 31, 2018, $827,730 and $733,062 of Sponsor Support, respectively, has been recorded and $824,713 and $761,197, respectively, has been reimbursed by CFI. During the second quarter of 2019, the Company received the remaining Sponsor Support payment due of $3,017 related to the three months ended March 31, 2019. During the first quarter of 2019, the Company returned the excess amount of reimbursement payments made by CFI for Sponsor Support due as of December 31, 2018 of $28,135.

RODIN GLOBAL PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Dealer Manager Fees. Dealer manager fees payable to the Dealer Manager consist of up to 3.0% of gross offering proceeds from the sale of Class A shares and Class T shares sold in the Primary Offering and up to 1.5% of gross offering proceeds from the sale of Class I shares sold in the Primary Offering, all of which will be paid by CFI. A portion of such dealer manager fees may be re-allowed to participating broker-dealers as a marketing fee. For the three months ended March 31, 2019 and the year ended December 31, 2018, the Company recorded $352,220 and $1,872,291 of dealer manager fees, respectively, which is included within Additional paid-in capital on the consolidated balance sheets. As of March 31, 2019 and December 31, 2018, all of the Sponsor Support related to dealer manager fees has been recorded and $2,765,155 and $2,416,081, respectively, has been reimbursed by CFI. During the second quarter of 2019 and the first quarter of 2019, the Company received the remaining Sponsor Support payments due of $3,435 and $289 related to the three months ended March 31, 2019 and the year ended December 31, 2018, respectively.

The following table summarizes the above mentioned fees and expenses incurred by the Company for three months ended March 31, 2019:

		Due to related parties as of	Three months ended March 31, 2019		Due to related parties as of
Type of Fee or Reimbursement	Financial Statement Location	December 31, 2018	Incurred	Paid	March 31, 2019
Management Fees
Asset management fees	Management fees	$152,072	$501,698	$483,937	$169,833
Property management and oversight fees	Management fees	8,647	26,076	25,983	8,740
Organization, Offering and Operating Expense Reimbursements
Operating expenses(1)	General and administrative expenses	1,004,539	204,253	1,004,539	204,253
Organization expenses(2)	General and administrative expenses	10,860	131	758	10,233
Offering costs(2)	Additional paid-in capital	732,579	140,595	53,714	819,460
Commissions and Fees
Selling commissions and dealer manager fees, net	Additional paid-in capital	27,846	833,368	861,214	—
Distribution fees	Additional paid-in capital	806,038	116,712	58,817	863,933
Total		$2,742,581	$1,822,833	$2,488,962	$2,076,452
Note:

(1) As of March 31, 2019, the Advisor has incurred, on behalf of the Company, a total of $4,958,242 in Unreimbursed Operating Expenses, including a total of $601,082 for the three months ended March 31, 2019, for which the Advisor has not invoiced the Company for reimbursement. The total amount of Unreimbursed Operating Expenses may, in future periods, be subject to reimbursement by the Company pursuant to the terms of the Advisory Agreement.

              (2) As of March 31, 2019, the Advisor has incurred, on behalf of the Company, a total of $7,617,759 of O&O Costs, of which the Company’s obligation is limited to $829,693, pursuant to the 1% Cap.

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

RODIN GLOBAL PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of March 31, 2019, CFI has invested $4,757,657 in the Company through the purchase of 190,357 shares (8,180 Class A shares for an aggregate purchase price of $200,001 and 182,177 Class I shares for an aggregate purchase price of $4,557,656). 124,177 of the Class I shares in the amount of $3,107,656 were purchased by CFI pursuant to the Distribution Support Agreement, which provides that in certain circumstances where the Company’s cash distributions exceed the Company’s modified funds from operations, CFI will purchase up to $5.0 million of Class I shares (including the $2.0 million of shares purchased in order to satisfy the minimum offering) at the then current offering price per Class I share net of dealer manager fees to provide additional cash to support distributions to the Company’s stockholders.

Sponsor Support

Our sponsor, CFI, is a Delaware limited liability company and an affiliate of CFLP. CFI will pay a portion of selling commissions and all of the dealer manager fees, up to a total of 4.0% of gross offering proceeds from the sale of Class A shares and Class T shares, as well as 1.5% of gross offering proceeds from the sale of Class I shares, incurred in connection with the Offering. The Company will reimburse such expenses (i) immediately prior to or upon the occurrence of a liquidity event, including (A) the listing of the Company’s common stock on a national securities exchange or (B) a merger, consolidation or a sale of substantially all of the Company’s assets or any similar transaction or any transaction pursuant to which a majority of the Company’s board of directors then in office are replaced or removed, or (ii) upon the termination of the Advisory Agreement by us or by the Advisor. In each such case, we only will reimburse CFI after the Company has fully invested the proceeds from the Offering and the Company’s stockholders have received, or are deemed to have received, in the aggregate, cumulative distributions equal to their invested capital plus a 6.0% cumulative, non-compounded annual pre-tax return on such invested capital. As of March 31, 2019, CFI has paid Sponsor Support totaling $3,589,868.

Note 10 - Variable Interest Entities

As of March 31, 2019 and December 31, 2018, certain VIE’s have been identified in which the Company has determined itself not to be the primary beneficiary, as CFI manages and controls the VIE’s. Therefore, the Company has not consolidated the VIE’s. The Company’s maximum exposure to loss from its interests in unconsolidated VIE’s as of March 31, 2019 was $30,220,237, related to its investments in real estate-related assets, namely, the DST, the Pennsylvania SPE and the Illinois SPE. The Company’s maximum exposure to loss from its interest in an unconsolidated VIE as of December 31, 2018 was $13,047,225, related to its investment in a real estate-related asset, namely, the DST.

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

Note 12 – Commitments and Contingencies

As of March 31, 2019 and December 31, 2018, the Company was not subject to litigation nor was the Company aware of any material litigation pending against it.

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

The GR Property and DST Properties are 100% leased to Walgreens. The FM Property is 100% leased to Daimler. The CO Property is 100% leased to Comenity Servicing LLC, a subsidiary of Alliance Data Systems Corporation (collectively “ADS”), which serves as the guarantor of the lease. The Lewisville Property is 100% leased to HOYA, a subsidiary of HOYA Corporation. The PA Property and IL Property are 100% leased to Albertsons. If Walgreens, Daimler, ADS, HOYA or Albertsons were to default on their obligations subject to each lease, such action could negatively affect returns at the portfolio level. The Company believes it mitigates this risk by employing a comprehensive set of controls around acquisitions which include detailed due diligence of all lessees. In addition, the Company monitors published credit ratings of its tenants, when available.

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

The following describes the methods the Company uses to estimate the fair value of the Company’s financial assets and liabilities:

Loans payable — The fair value is estimated by discounting the expected cash flows based on estimated borrowing rates available to the Company as of the measurement date. The current period liabilities’ carrying and fair values exclude net deferred financing costs. These financial instruments are valued using Level 2 inputs. As of March 31, 2019 and December 31, 2018, the estimated fair value of the Company’s loans payable was $53,311,503 and $51,715,699, respectively (excluding deferred financing costs). The Company has not elected the fair value option, and as such has accounted for its debt using the amortized cost method.

Other financial instruments — The Company considers the carrying values of its Cash and cash equivalents, Stock subscriptions receivable, Deferred rent receivable, Prepaid expenses and other assets, Due from related party, Deferred revenue, Distributions payable, Restricted reserves, Accrued interest payable, Due to related parties and Accounts payable and accrued expenses to approximate their fair values because of the short period of time between their origination and their expected realization as well as their highly-liquid nature. Due to the short-term maturities of these instruments, Level 1 inputs are utilized to estimate the fair value of these financial instruments.

Note 14 – Subsequent Events

Additional Purchase of Interest in the CO Property SPE and Guaranty for CO Loan

On April 30, 2019, the Company purchased additional membership interests in the CO Property SPE from a subsidiary owned by CFI for $190,057. As of May 15, 2019, the Company’s interest in the CO Property SPE was 100%.

As a result of such ownership interest, and pursuant to the terms of the CO Property SPE limited liability company agreement, the Company entered into a guaranty agreement pursuant to which the Company has agreed to replace the previous guarantor of the CO Loan, and to assume all of the liabilities and obligations of the previous guarantor as of April 30, 2019.

In addition, on April 30, 2019, the Company entered into an Environmental Indemnity Agreement, pursuant to which, effective as of April 30, 2019, the Company has agreed to (i) replace the previous guarantor and (ii) indemnify against certain environmental liabilities related to the CO Property.

RODIN GLOBAL PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Guaranty for GR Loan

On April 30, 2019, the Company entered into a consent and assumption agreement pursuant to which the Company has agreed to replace the previous guarantor (the “GR Guarantor”) of the GR Loan, and to assume all of the liabilities and obligations of the GR Guarantor as of July 11, 2017. Pursuant to the consent and assumption agreement, the Company also has agreed to indemnify the lender of the GR Loan against certain environmental liabilities related to the GR Property.

Reimbursement Agreement

On April 30, 2019, the Company entered into a Reimbursement Agreement with the GR Guarantor, an affiliate of CFI, pursuant to which the Company agreed to reimburse, promptly upon demand, all costs and expenses of the GR Guarantor incurred in connection with guaranteeing the GR Loan and an environmental indemnity related to the GR Loan provided by the GR Guarantor (the “Costs and Expenses”), not otherwise recovered by the GR Guarantor from another person or entity. The GR Guarantor shall not be required to recover the Costs and Expenses from any other third party and to the extent the GR Guarantor does receive any reimbursement of Costs and Expenses from a third party after the Company has reimbursed the GR Guarantor for such Costs and Expenses, the GR Guarantor has agreed to return to the Company an amount equal to the Costs and Expenses received from a third party. As of April 30, 2019, there have been no Costs and Expenses incurred by the GR Guarantor.

Amendment to Amended and Restated Trust Agreement of the DST

On May 9, 2019, the Company entered into an amendment to the amended and restated trust agreement of the DST, pursuant to which the Company may remove the manager of the DST, and in such case of removal, or resignation, of the manager, the Company may appoint a successor manager.

Status of the Offering

As of May 14, 2019, the Company had sold an aggregate of 4,274,103 shares of its common stock (consisting of 2,536,983 Class A shares, 1,114,091 Class T shares, and 623,029 Class I shares) in the Offering resulting in net proceeds of $105,518,571 to the Company as payment for such shares.

Distributions

On May 14, 2019, the Company’s board of directors authorized, and the Company declared, distributions for the period from May 15, 2019 to August 14, 2019, in an amount equal to $0.004253787 per day (or approximately $1.55 on an annual basis) per share of Class A common stock, Class I common stock and Class T common stock, less, for holders of the shares of Class T common stock, the distribution fees that are payable with respect to shares of Class T common stock. The distributions are payable by the 5th business day following each month end to stockholders of record at the close of business each day during the prior month.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. In addition to historical data, this discussion contains forward-looking statements about Rodin Global Property Trust, Inc.’s (the “Company”) business, operations and financial performance based on current expectations that involve risks, uncertainties and assumptions. The Company’s actual results may differ materially from those in this discussion as a result of various factors, including but not limited to those discussed under “Risk Factors” in the Company’s Registration Statement on Form S-11 (File No. 333-214130) (the “Registration Statement”), under Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, and elsewhere in this Quarterly Report on Form 10-Q. The Company does not undertake to revise or update any forward-looking statements.

Forward-Looking Statements

This Form 10-Q contains forward-looking statements about the Company’s business, including, in particular, statements about the Company’s plans, strategies and objectives. You can generally identify forward-looking statements by the Company’s use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue” or other similar words. These statements include the Company’s plans and objectives for future operations, including plans and objectives relating to future growth and availability of funds, and are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to these statements involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to accurately predict and many of which are beyond the Company’s control. Although the Company believes the assumptions underlying the forward-looking statements, and the forward-looking statements themselves, are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that these forward-looking statements will prove to be accurate and the Company’s actual results, performance and achievements may be materially different from that expressed or implied by these forward-looking statements. In light of the significant uncertainties inherent in these forward-looking statements, the inclusion of this information should not be regarded as a representation by the Company or any other person that the Company’s objectives and plans, which the Company considers to be reasonable, will be achieved.

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

The foregoing list of factors is not exhaustive. Factors that could have a material adverse effect on the Company’s operations and future prospects are set forth under Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. The factors set forth in the Risk Factors section could cause the Company’s actual results to differ significantly from those contained in any forward-looking statement contained in this quarterly report.

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

On February 2, 2016, the Company was capitalized with a $200,001 investment by CFI. The Company has registered with the SEC an offering of up to $1.25 billion in shares of common stock, consisting of up to $1.0 billion in shares in the Company’s primary offering (“Primary Offering”) and up to $250 million in shares pursuant to its distribution reinvestment plan (the “DRP”, and together with the Primary Offering, the “Offering”). The Company’s Registration Statement was declared effective by the SEC on March 23, 2017. On May 18, 2017, the Company satisfied the minimum offering requirement as a result of the purchase of $2.0 million in Class I shares by CFI (the “Minimum Offering Requirement”). As of May 14, 2019, the Company had sold 2,487,069 Class A shares, 1,094,544 Class T shares, and 618,050 Class I shares of common stock in the Primary Offering, as well as 49,914 Class A shares, 19,547 Class T shares, and 4,979 Class I shares in the DRP for aggregate net proceeds of $105,518,571. On February 12, 2019, the Company’s board of directors authorized the extension of the term of the Offering until March 23, 2020.

The Company determines its net asset value as of the end of each quarter. Net Asset Value (“NAV”), as defined, is calculated consistent with the procedures set forth in the Company’s prospectus and excludes any O&O Costs, with such costs to be reflected in the Company’s NAV to the extent the Company reimburses the Advisor for these costs. The board of directors adjusts the offering prices of each class of shares such that the purchase price per share for each class equals the NAV per share as of the most recent valuation date, as determined on a quarterly basis, plus applicable upfront selling commissions and dealer manager fees, less the portion of selling commissions and all of the dealer manager fees paid by CFI (“Sponsor Support”), up to a total of 4.0% of gross offering proceeds from the sale of Class A shares and Class T shares, and up to a total of 1.5% of gross offering proceeds from the sale of Class I shares, incurred in connection with the Offering. The Company intends to publish any adjustment to the NAV and the corresponding adjustments to the offering prices of its shares ordinarily within 45 days after the end of the applicable fiscal quarter. As of March 31, 2019, the Company’s NAV was $25.28 per Class A share, $25.26 per Class T share and $25.28 per Class I share. Accordingly, effective May 22, 2019, the new offering price will be $26.61 per Class A share, $25.78 per Class T share and $25.28 per Class I share. For further discussion of the Company’s NAV calculation, please see “—Net Asset Value”.

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

As of March 31, 2019, the Company had made the following investments:

•	A retail property located in Grand Rapids, Michigan (the “GR Property”).
•	An office building located in Fort Mill, South Carolina (the “FM Property”).
•	A consolidating interest in an office property located in Columbus, Ohio (the “CO Property”).
•	A flex industrial property located in Lewisville, TX (the “Lewisville Property”).

•

An interest in CF Net Lease Portfolio IV DST, a Delaware Statutory Trust (the “DST”), which owns seven properties (individually a “DST Property” and collectively the “DST Properties”) through an investment in real estate-related assets controlled and managed by CFI.

•

An interest in CF Lancaster, LLC (the “Pennsylvania SPE”), which entered into a joint venture agreement to purchase a cold storage and warehouse distribution facility located in Denver, Pennsylvania (the “PA Property”), through an investment in real estate-related assets controlled and managed by CFI.

•

An interest in CF Chicago, LLC (the “Illinois SPE”), which originated a fixed rate, subordinate mezzanine loan for the acquisition of a cold storage and warehouse distribution facility located in Melrose Park, Illinois (the “IL Property”), through an investment in real estate-related assets controlled and managed by CFI.

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

The Company is not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting real estate generally, that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from acquiring properties or real estate-related securities, other than those referred to in this Quarterly Report on Form 10-Q.

Operating Highlights

First Quarter of 2019 Activity

•	Purchased interests totaling $8.17 million in the Pennsylvania SPE.
•	Purchased interests totaling $8.91 million in the Illinois SPE.
•	Issued approximately 544,286 shares of common stock in the Offering for gross proceeds of approximately $14.1 million.

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

Lease Commencement Date(1)	Lease Expiration Date	Rentable Square Feet	Annualized Rental Income (first 5 lease years)(2)	Rental Escalations	Tenant Renewal Options
July 30, 2007	July 31, 2082	14,552	$500,000	None	On July 31, 2032 and every 5 years thereafter
Note:

(1) Represents the commencement date of the original lease on the GR Property with its previous owner. The Company acquired the GR Property on July 11, 2017, and as such began earning rent from the GR Property at that time.

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

Subsequent to the date of initial acquisition, the Company purchased additional membership interests in the FM Property SPE from CFI totaling $10,605,551. As of March 31, 2019, the Company’s ownership interest in the FM Property SPE was 100%.

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

Lease Commencement Date(1)	Lease Expiration Date	Rentable Square Feet	Annualized Rental Income (first 5 lease years)(2)	Rental Escalations	Tenant Renewal Options
June 15, 2008	December 31, 2028	150,164	$2,515,222	2.0% annual rent escalations	Two 5-year renewal options
Note:

(1) Represents the commencement date of the original lease on the FM Property with its previous owner. The Company acquired the FM Property on February 1, 2018, and as such began earning rent from the FM Property at that time.

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

Subsequent to the date of initial acquisition, the Company purchased additional membership interests in the CO Property SPE from CFI totaling $6,666,846. As of March 31, 2019, the Company’s ownership interest in the CO Property SPE was 98.90%, and CFI’s interest was 1.10%.

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

The CO Property is currently managed by a subsidiary of CFI, pursuant to a property management agreement.

The following table provides certain information about the CO Property:

Lease Commencement Date(1)	Lease Expiration Date	Rentable Square Feet	Annualized Rental Income (first 5 lease years)(2)	Rental Escalations	Tenant Renewal Options
September 13, 2017	September 13, 2032	241,493	$3,147,787	1.07% annual rent escalations	One 10 year renewal option
Note:

(1) Represents the commencement date of the original lease on the CO Property with its previous owner. The Company acquired the CO Property on July 31, 2018, and as such began earning rent from the CO Property at that time.

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

The following table provides certain information about the Lewisville Property:

Lease Commencement Date(1)	Lease Expiration Date	Rentable Square Feet	Annualized Rental Income (first 5 lease years)(2)	Rental Escalations	Tenant Renewal Options
June 15, 2016	June 30, 2028	89,473	$905,211	3.0% rent escalations every two years	Two 7 year renewal options
Note:

(1) Represents the commencement date of the original lease on the Lewisville Property with its previous owner. The Company acquired the Lewisville Property on November 7, 2018, and as such began earning rent from the Lewisville Property at that time.

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

During the year ended December 31, 2018, the Company, through the Operating Partnership, purchased the remaining 3,868 beneficial interests in the DST from a subsidiary owned by CFI totaling 3,867,646. As of March 31, 2019, the Company owned 100% of the interest in the DST.

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

Subsequent to January 2, 2019, the Company purchased additional membership interests in the Pennsylvania SPE from CFI totaling $3,388,506, bringing the Company’s total investment in the Pennsylvania SPE to $8,167,859. As of March 31, 2019, the Company’s interest in the Pennsylvania SPE was 69.2%. The Company intends, but is not obligated, to purchase 100% of the membership interests of the Pennsylvania SPE from CFI. Subject to the limitations in the Company’s charter, the Company anticipates the purchase price for any membership interests purchased from CFI would be equal to CFI’s purchase price in exchange for such membership interests.

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

Subsequent to January 2, 2019, the Company purchased additional membership interests in the Illinois SPE from CFI totaling $3,811,494, bringing the Company’s total investment in the Illinois SPE to $8,910,684. As of March 31, 2019, the Company’s interest in the Illinois SPE was 70.8%. The Company intends, but is not obligated, to purchase 100% of the membership interests of the Illinois SPE from CFI. Subject to the limitations in the Company’s charter, the Company anticipates the purchase price for any membership interests purchased from CFI would be equal to CFI’s purchase price in exchange for such membership interests.

Related Party Transactions

Pennsylvania SPE Interests

Subsequent to the initial acquisition, and during the three months ended March 31, 2019, the Company, through the Operating Partnership, acquired additional membership interests in the Pennsylvania SPE from CFI totaling $3,388,506. As of March 31, 2019, the Company’s interest in the Pennsylvania SPE was 69.2%.

Illinois SPE Interests

Subsequent to the date of initial acquisition, and during the three months ended March 31, 2019, the Company, through the Operating Partnership, acquired additional membership interests in the Illinois SPE from CFI totaling $3,811,494. As of March 31, 2019, the Company’s ownership interest in the Illinois SPE was 70.8%.

DST Interests

During the year ended December 31, 2018, the Company, through the Operating Partnership, acquired an additional 3,868 Interests in the DST from a subsidiary owned by CFI totaling $3,867,646. As of March 31, 2019 and December 31, 2018, the Company’s interest in the DST was 100% and 100%, respectively.

FM Property Interests

Subsequent to the initial acquisition closing, and during the year ended December 31, 2018, the Company, through the Operating Partnership, acquired additional membership interests in the FM Property SPE from CFI totaling $10,605,551. As of March 31, 2019 and December 31, 2018, the Company’s interest in the FM Property SPE was 100% and 100%, respectively.

CO Property Interests

Subsequent to the date of initial acquisition, and during the year ended December 31, 2018, the Company, through the Operating Partnership, acquired additional membership interests in the CO Property SPE from CFI totaling $6,666,846. As of March 31, 2019 and December 31, 2018, the Company’s ownership interest in the CO Property SPE was 98.90% and 98.90%, respectively.

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

The Advisor has agreed to pay for all of the O&O Costs through the first anniversary of the date on which the Company satisfied the Minimum Offering Requirement, which was May 18, 2018 (the “Escrow Break Anniversary”). After the Escrow Break Anniversary, the Advisor, in its sole discretion, may pay some or all of the additional O&O Costs incurred, but is not required to do so. To the extent the Advisor pays such additional O&O Costs, the Company is obligated to reimburse the Advisor subject to the 1% Cap (as defined below). Following the Escrow Break Anniversary, the Company began reimbursing the Advisor for such costs on a monthly basis, which will continue through May 18, 2021; provided that the Company will not be obligated to reimburse any amounts that as a result of such payment would cause the aggregate payments for O&O Costs paid to the Advisor to exceed 1% of gross offering proceeds of the Offering (the “1% Cap”) as of such reimbursement date. As of March 31, 2019 and December 31, 2018, the Advisor had incurred $7,617,759 and $6,896,987 respectively, of O&O Costs (other than upfront selling commissions, dealer manager fees and distribution fees) on behalf of the Company. The amount of the Company’s obligation is limited to the 1% Cap less any reimbursement payments made by the Company to the Advisor for O&O Costs incurred, which at March 31, 2019 and December 31, 2018 was $829,693 and $743,439, respectively. As of March 31, 2019 and December 31, 2018, organizational costs were $13,171 and $13,039, respectively, and offering costs were $1,017,844 and $877,248, respectively. As of March 31, 2019 and December 31, 2018, the Company has made reimbursement payments of $201,322 and $146,848, respectively, to the Advisor for O&O Costs incurred. As of March 31, 2019, the Advisor has continued to pay all O&O Costs on behalf of the Company.

Acquisition Expenses. The Company currently does not intend to pay the Advisor any acquisition fees in connection with making investments. The Company will, however, provide reimbursement of customary acquisition expenses (including expenses relating to potential investments that the Company does not close), such as legal fees and expenses (including fees of in-house counsel of affiliates and other affiliated service providers that provide resources to the Company), costs of due diligence (including, as necessary, updated appraisals, surveys and environmental site assessments), travel and communication expenses, accounting fees and expenses and other closing costs and miscellaneous expenses relating to the acquisition or origination of the Company’s investments. While most of the acquisition expenses are expected to be paid to third parties, a portion of the out-of-pocket acquisition expenses may be paid or reimbursed to the Advisor or its affiliates. The Advisor has not incurred any reimbursable acquisition expenses on behalf of the Company as of March 31, 2019.

Asset Management Fees. Asset management fees are due to the Advisor and consist of monthly fees equal to one-twelfth of 1.25% of the cost of the Company’s investments at the end of each month. In the case of investments made through joint ventures, the asset management fee will be determined based on the Company’s proportionate share of the underlying investment. For the three months ended March 31, 2019 and March 31, 2018, the Company incurred asset management fees of $501,698 and $173,870, respectively. The asset management fee related to the first quarter of 2018 of $173,870 was waived by the Advisor. There can be no assurance that the Advisor will waive the asset management fee or any other fees or expenses in periods subsequent to March 31, 2018. The asset management fee related to the month of March 2019 of $169,833 is unpaid as of March 31, 2019. The amount of asset management fees incurred by the Company during the applicable period is included in the calculation of the limitation of operating expenses pursuant to the 2%/25% Guidelines (as defined and described below).

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

Pursuant to the terms of the Advisory Agreement between the Company and the Advisor, the Company is obligated to reimburse the Advisor for certain operating expenses. Beginning on October 1, 2018, the Company was subject to the limitation that it generally may not reimburse the Advisor for any amounts by which the total operating expenses at the end of the four preceding fiscal quarters exceeds the greater of (i) 2.0% of average invested assets (as defined in the Advisory Agreement) and (ii) 25.0% of net income other than any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of investments for that period (the “2%/25% Guidelines”). If the Company’s independent directors determine that all or a portion of such amounts in excess of the limitation are justified based on certain factors, the Company may reimburse amounts in excess of the limitation to the Advisor. In addition, beginning on October 1, 2018, the Company may request any operating expenses that were previously reimbursed to the Advisor in prior or future periods in excess of the limitation to be remitted back to the Company. The Company reimbursed $1,004,539 of the operating expense reimbursement obligation to the Advisor in January 2019. As of March 31, 2019, the Company has accrued but not reimbursed $204,253 in operating expenses pursuant to the Advisory Agreement, which represents the current operating expense reimbursement obligation to the Advisor.

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

As of March 31, 2019, the total amount of unreimbursed operating expenses was $4,958,242. This includes operating expenses incurred by the Advisor on the Company’s behalf which have not been invoiced to the Company and also amounts invoiced to the Company by the Advisor but not yet reimbursed (“Unreimbursed Operating Expenses”). The amount of operating expenses incurred by the Advisor during the three months ended March 31, 2019 which were not invoiced to the Company amounted to $601,082.

During the three months ended March 31, 2018, the Company incurred operating expenses reimbursable to the Advisor of $937,722.

Property Management and Oversight Fees. If the Advisor or an affiliate is a property manager with respect to a particular property, the Company will pay property management fees of 1.5% of gross revenues received for management of the Company’s properties located in the U.S. and 2.0% of gross revenues received for management of the Company’s properties located outside of the U.S. For services in overseeing property management services provided by any person or entity that is not an affiliate of the Advisor, the Company will pay the Advisor or an affiliate an oversight fee equal to 1.0% of the gross revenues of the property managed. Neither the Advisor nor its affiliates will be paid an oversight fee if the Company contracts with a third party to provide property management services for fees greater than (i) 1.5% of gross revenues received for management of the Company’s properties located in the U.S. or (ii) 2.0% of gross revenues received for management of the Company’s properties located outside of the U.S. For the three months ended March 31, 2019 and March 31, 2018, the Company incurred property management fees of $26,076 and $1,875, respectively. The property management fee related to the first quarter of 2018 of $1,875 was waived by the Advisor. There can be no assurance the Advisor will waive the property management fee or any other fees or expenses in periods subsequent to March 31, 2018. The property management fees incurred during the month of March 2019 of $8,740 were unpaid as of March 31, 2019.

Leasing Commissions. If the Advisor or an affiliate is the Company’s primary leasing agent, then the Company will pay customary leasing fees in amount that is usual and customary in that geographic area for that type of property. As of March 31, 2019 and December 31, 2018, no leasing commissions have been incurred by the Company.

Refinancing Coordination Fee. If the Advisor provides services in connection with the refinancing of any debt that the Company obtains and uses to finance properties or other permitted investments, or refinancing of any debt that is assumed, directly or indirectly, in connection with the acquisition of properties or other permitted investments, the Company will pay the Advisor a refinancing coordination fee equal to 0.75% of the amount available or outstanding under such refinancing or assumed debt. Refinancing shall also include restructuring, workouts or other recapitalization of any debt. As of March 31, 2019 and December 31, 2018, no refinancing coordination fees have been incurred by the Company.

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

The Company will not pay a disposition fee upon the maturity, prepayment, workout, modification or extension of a debt investment unless there is a corresponding fee paid by the borrower, in which case the disposition fee will be the lesser of: (i) 1.0% of the principal amount of the debt prior to such transaction; or (ii) the amount of the fee paid by the borrower in connection with such transaction. As of March 31, 2019 and December 31, 2018, no disposition fees have been incurred by the Company.

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

Distribution Fees. Distribution fees are payable to the Dealer Manager with respect to the Company’s Class T shares only, all or a portion of which may be re-allowed by the Dealer Manager to participating broker-dealers. The distribution fees accrue daily and are calculated on outstanding Class T shares issued in the Primary Offering in an amount equal to 1.0% per annum of (i) the gross offering price per Class T share in the Primary Offering, or (ii) if the Company is no longer offering shares in a public offering, the most recently published per share NAV of Class T shares. The distribution fee will be payable monthly in arrears and will be paid on a continuous basis from year to year. During the three months ended March 31, 2019 and March 31, 2018, the Company paid distribution fees of $58,817 and $16,485, respectively. As of March 31, 2019 and December 31, 2018, the Company has incurred a liability of $863,933 and $806,038, respectively, $20,071 and $19,415, respectively, of which was due as of March 31, 2019 and December 31, 2018 and paid during April 2019 and January 2019, respectively.

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

The following table summarizes the above mentioned fees and expenses incurred by the Company for three months ended March 31, 2019:

		Due to related parties as of	Three months ended March 31, 2019		Due to related parties as of
Type of Fee or Reimbursement	Financial Statement Location	December 31, 2018	Incurred	Paid	March 31, 2019
Management Fees
Asset management fees	Management fees	$152,072	$501,698	$483,937	$169,833
Property management and oversight fees	Management fees	8,647	26,076	25,983	8,740
Organization, Offering and Operating Expense Reimbursements
Operating expenses(1)	General and administrative expenses	1,004,539	204,253	1,004,539	204,253
Organization expenses(2)	General and administrative expenses	10,860	131	758	10,233
Offering costs(2)	Additional paid-in capital	732,579	140,595	53,714	819,460
Commissions and Fees
Selling commissions and dealer manager fees, net	Additional paid-in capital	27,846	833,368	861,214	—
Distribution fees	Additional paid-in capital	806,038	116,712	58,817	863,933
Total		$2,742,581	$1,822,833	$2,488,962	$2,076,452
Note:

(1) As of March 31, 2019, the Advisor has incurred, on behalf of the Company, a total of $4,958,242 in Unreimbursed Operating Expenses, including a total of $601,082 for the three months ended March 31, 2019, for which the Advisor has not invoiced the Company for reimbursement. The total amount of Unreimbursed Operating Expenses may, in future periods, be subject to reimbursement by the Company pursuant to the terms of the Advisory Agreement.

              (2) As of March 31, 2019, the Advisor has incurred, on behalf of the Company, a total of $7,617,759 of O&O Costs, of which the Company’s obligation is limited to $829,693, pursuant to the 1% Cap.

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

As of March 31, 2019, CFI has invested $4,757,657 in the Company through the purchase of 190,357 shares (8,180 Class A shares for an aggregate purchase price of $200,001 and 182,177 Class I shares for an aggregate purchase price of $4,557,656). 124,177 of the Class I shares in the amount of $3,107,656 were purchased by CFI pursuant to the distribution support agreement, which provides that in certain circumstances where the Company’s cash distributions exceed the Company’s modified funds from operations, CFI will purchase up to $5.0 million of Class I shares (including the $2.0 million of shares purchased in order to satisfy the minimum offering) at the then current offering price per Class I share net of dealer manager fees to provide additional cash to support distributions to the Company’s stockholders.

Sponsor Support

Our sponsor, CFI, is a Delaware limited liability company and an affiliate of CFLP. CFI will pay a portion of selling commissions and all of the dealer manager fees, up to a total of 4.0% of gross offering proceeds from the sale of Class A shares and Class T shares, as well as 1.5% of gross offering proceeds from the sale of Class I shares, incurred in connection with the Offering. The Company will reimburse such expenses (i) immediately prior to or upon the occurrence of a liquidity event, including (A) the listing of the Company’s common stock on a national securities exchange or (B) a merger, consolidation or a sale of substantially all of the Company’s assets or any similar transaction or any transaction pursuant to which a majority of the Company’s board of directors then in office are replaced or removed, or (ii) upon the termination of the Advisory Agreement by us or by the Advisor. In each such case, we only will reimburse CFI after the Company has fully invested the proceeds from the Offering and the Company’s stockholders have received, or are deemed to have received, in the aggregate, cumulative distributions equal to their invested capital plus a 6.0% cumulative, non-compounded annual pre-tax return on such invested capital. As of March 31, 2019, CFI has paid Sponsor Support totaling $3,589,868.

Results of Operations

Rental Revenues

The Company’s rental revenues consist primarily of rental income from triple net leased commercial properties. The increase in rental revenues of $1,805,794 for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018, was primarily due to the acquisition of rental income-producing properties, namely the FM Property, the CO Property, and the Lewisville Property.

Tenant Reimbursement Income

The tenant reimbursement income consists of amounts received by the Company from the tenants of its properties for reimbursable expenses paid by the Company on behalf of the tenants in accordance with the provisions of the respective property leases. The increase in tenant reimbursement income of $373,244 for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018, was primarily due to the acquisition of the FM Property.

General and Administrative Expenses

The general and administrative expenses consist primarily of operating expense reimbursements to the Advisor, accounting fees and other professional fees.

The decrease in general and administrative expenses of $794,494 during the three months ended March 31, 2019, as compared to the three months ended March 31, 2018, was mainly due to a decrease in the amount of operating expenses incurred by the Company during such periods. As of March 31, 2019, the Advisor has incurred, on behalf of the Company, a total of $4,958,242 in Unreimbursed Operating Expenses, including a total of $601,082 for the three months ended March 31, 2019, for which the Advisor has not invoiced the Company for reimbursement.

Management Fees

Pursuant to the terms of the Advisory Agreement with the Advisor and based upon the amount of the Company’s current invested assets, the Company is required to pay to the Advisor a monthly asset management fee, and may pay a monthly property management fee to the Advisor or affiliate of the Advisor, if the Advisor or such affiliate serves as a property manager with respect to a particular property. Additionally, the Company may be required to reimburse certain expenses incurred by the Advisor in providing such asset management services, subject to limitations as set forth in the Advisory Agreement. The increase in management fees of $527,774 for the three ended March 31, 2019, as compared to the three ended March 31, 2018, was due to the acquisition of the FM Property, the CO Property, and the Lewisville Property, and certain other investments in real estate-related assets. For the three months ended March 31, 2018, the asset management fee and property management fees incurred by the Company were waived by the Advisor.

Depreciation and Amortization

The increase in depreciation and amortization expenses of $924,579 for the three months ended March 31, 2019, as compared to for the three months ended March 31, 2018, was primarily due to the acquisition of the FM Property, the CO Property, and the Lewisville Property.

Interest Expense

Interest expense is composed of interest paid and accrued on the Company’s outstanding loans payable, and also includes amortization of deferred financing costs.

The increase in interest expense of $565,988 during the three months ended March 31, 2019, as compared to the three months ended March 31, 2018, was primarily due to an increase of $47,143,057 in the aggregate amount of debt outstanding during the three months ended March 31, 2019, as compared to the amount outstanding during the three months ended March 31, 2018.

Interest Income

Interest income is composed of interest earned on interest bearing cash deposit accounts with banking institutions.

The increase in interest income of $12,784 during the three months ended March 31, 2019, as compared to the three months ended March 31, 2018, was primarily due to an increase in the amount of cash and cash equivalents held in interest bearing deposit accounts with banking institutions.

Income from Investments in Real Estate-Related Assets

Income from investments in real estate-related assets is earned on the Company’s investments in the DST, the Pennsylvania SPE and the Illinois SPE.

The increase in income from investments in real estate-related assets of $211,358 during the three months ended March 31, 2019, as compared to the three months ended March 31, 2018, was primarily due to the acquisition of membership interests in the Pennsylvania SPE and the Illinois SPE.

Funds from Operations and Modified Funds from Operations

The Company defines modified funds from operations (“MFFO”) in accordance with the definition established by the Institute for Portfolio Alternatives, or IPA. The Company’s computation of MFFO may not be comparable to other REITs that do not calculate MFFO using the current IPA definition. MFFO is calculated using funds from operations (“FFO”). The Company computes FFO in accordance with the standards established by the National Association of Real Estate Investment Trusts, or NAREIT, as net income or loss (computed in accordance with accounting principles generally accepted in the United States, or U.S. GAAP), excluding gains or losses from sales of depreciable properties, the cumulative effect of changes in accounting principles, real estate-related depreciation and amortization, impairment charges on depreciable property owned directly or indirectly and after adjustments for unconsolidated/uncombined partnerships and joint ventures. FFO, as defined by NAREIT, is a computation made by analysts and investors to measure a real estate company’s cash flow generated by operations. The Company’s computation of FFO may not be comparable to other REITs that do not calculate FFO in accordance with the current NAREIT definition. MFFO excludes from FFO the following items:

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

The following table presents a reconciliation of FFO to net income:

Three Months Ended March 31, 2019
Net Income	$50,657
Adjustments:
Real estate depreciation and amortization	986,152
Funds from Operations	$1,036,809

The following table presents a reconciliation of FFO to MFFO:

Three Months Ended March 31, 2019
Funds from Operations	$1,036,809
Adjustments:
Amortization of above-market lease intangibles	8,664
Amortization of below-market lease intangibles	(73,075)
Straight-line rent	(120,545)
Other real estate investment related amortization	53,713
Organization expenses	131
Modified Funds from Operations	$905,697

Net Asset Value

On May 14, 2019, the Company’s board of directors approved an estimated NAV as of March 31, 2019 of $25.28 per share for Class A and I, and $25.26 for Class T. The calculation of the Company’s estimated NAV was performed by Robert A. Stanger & Co., Inc. (“Stanger”), its independent valuation firm, in accordance with the procedures described in the “Net Asset Value Calculation and Valuation Procedures” section of the Company’s prospectus and under the oversight of the Company’s board of directors. Although the independent valuation firm performs the calculation of the Company’s estimated NAV, the Company’s board of directors is solely responsible for the determination of the Company’s estimated NAV.

Summary of Methodology

In accordance with our current valuation procedures, our NAV was based in part upon: (i) the appraised value of the GR Property, the FM Property, the CO Property and the Lewisville Property; (ii) the estimated net asset value of our real-estate related DST, based on the appraised value of the DST Properties and fair market value of the DST Properties’ mortgage debt; (iii) the fair market value of our loans payable; (iv) the estimated non-controlling interest held in our consolidated CO Property, based upon its appraised value and fair market value of its debt; (v) the Company’s investment amount in the Pennsylvania SPE and Illinois SPE that made a preferred equity investment (Pennsylvania SPE) and junior mezzanine loan (Illinois SPE), adjusted for changes in other tangible assets and liabilities of each SPE since the date of the Company’s investment; and (vi) the net tangible assets and liabilities of the Company as of the Valuation Date, as outlined in more detail below.

Appraisal of Consolidated Real Estate

Pursuant to its valuation guidelines, the Company engaged Stanger to provide its appraised market value of the GR Property as of September 30, 2018 and, as of March 31, 2019, the FM Property, the CO Property, and the Lewisville Property (collectively the “Appraised Properties”). Pursuant to our engagement agreement with Stanger, the appraisals of the Appraised Properties were prepared utilizing solely the income approach to value, using a direct capitalization analysis for the GR Property and both a direct capitalization analysis and discounted cash flow analysis (“DCF”) for the FM Property, CO Property and Lewisville Property. The direct capitalization analysis is based upon the estimated net operating income of the Appraised Properties capitalized at an appropriate capitalization rate considering property characteristics and competitive position, the credit profile of the tenant/guarantor under the leases encumbering the Appraised Properties, the terms of the leases encumbering the Appraised Properties, and market conditions as of the date of value. The DCF analysis (used for the FM Property, the CO Property and the Lewisville Property) is based upon multi-year cash flow projections for each applicable property prepared in accordance with the lease which currently encumbers each property. Each property was assumed to be sold after the expiration of the initial lease term and any renewal terms deemed materially favorable to the tenant, of which there were none. The reversion value of the property which can be realized upon sale is calculated based on the current economic rental rate deemed reasonable for the property, escalated at a rate indicative of current expectations in the marketplace for the property. The projected market rate net operating income of the property for the year following the year of sale is then capitalized at an appropriate capitalization rate reflecting the age and anticipated functional and economic obsolescence and competitive position of the property to determine its reversion value. Net proceeds of sale are determined by deducting estimated costs incurred at the time of sale, estimated at 2% of the gross reversion value. Finally, the discounted present value of the cash flow stream from operations (including any estimated releasing costs at the end of the assumed current lease term) and the discounted present value of the net proceeds from sale are summed to arrive at a total estimated value for the property. The capitalization rates applied to the Appraised Properties ranged from 6.00% to 6.25%, with a weighted average of approximately 6.11%. The discount rates applied to the estimated net cash flow from operations of the Appraised Properties for which a DCF analysis was conducted ranged from 5.50% to 7.50%, with a weighted average of approximately 6.74%. The discount rates applied to the estimated residual value of the Appraised Properties for which a DCF analysis was conducted ranged from 7.00% to 7.50%, with a weighted average of approximately 7.34%. The residual capitalization rates applied to the Appraised Properties for which a DCF analysis was conducted ranged from 6.25% to 6.75%, with a weighted average of approximately 6.59%. Where both a direct capitalization analysis and DCF was utilized, the indicated value from each approach was reviewed and a final appraised value was concluded. While a sales comparison approach was not conducted, Stanger reviewed regional property sale data for each Appraised Property in order to assist in the selection of capitalization rates applied in the appraisals and to observe transaction prices per square foot in the Appraised Properties’ regional markets. The aggregate appraised value of the Appraised Properties was of $112,580,000.

The appraised values of the Appraised Properties are subject to the general assumptions and limiting conditions set forth in the appraisal reports rendered to the Company by Stanger.

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

DST Properties Appraisal

The Company engaged Stanger to provide its appraised market value of each of the DST Properties as of September 30, 2018 (the “DST Property Appraisal”). Pursuant to our engagement agreement with Stanger, the DST Property Appraisal was prepared utilizing solely the income approach to value, specifically a direct capitalization analysis in a manner as outlined above in “Appraisal of Consolidated Real Estate” and subject to the assumptions and limiting conditions contained in the appraisal report rendered by Stanger. As with the appraisal of the Appraised Properties, the capitalization rates applied in the direct capitalization analysis were based upon several factors, including property characteristics and competitive position, the credit rating of the guarantor under the DST Property leases, the terms of the leases encumbering the DST Properties, and market conditions as of the date of value. The capitalization rates applied to the estimated net operating income for the 12-month period following the DST Property Appraisals’ valuation date were applied on a property-by-property basis and ranged from 5.0% to 6.0%, with a weighted average of 5.6%, producing an aggregate appraised value of the DST Properties of $39,200,000.

DST Properties Mortgage Debt

Stanger performed a valuation of the mortgage debt encumbering the DST Properties in a manner as outlined below in “Fair Value of Long-Term Debt” and subject to the assumptions and limiting conditions contained therein. The appraised values of the DST Properties were utilized as a component of the mortgage debt analysis. The discount rate applied to the future debt payments of the mortgage debt encumbering the DST Properties was 4.65%, producing a fair value estimate of the mortgage debt encumbering the DST Properties of $22,512,000, before reflecting the Company’s ownership interest in the DST.

In performing the calculation of the NAV, Stanger then added the other tangible net assets of the DST to the appraised value of the DST Properties less the estimated value of the DST Properties mortgage debt and multiplied the resulting total by the Company’s ownership interest in the DST (100%) to produce the value of the Company’s investment in the DST as of the valuation date.

Estimated Market Value of Unconsolidated Real Estate-Related Albertsons Investments

In accordance with the Company’s valuation procedures, both the Pennsylvania SPE and the Illinois SPE were included in the determination of NAV at the Company’s investment amount, as adjusted for any changes in other tangible assets less tangible liabilities of the SPE as of March 31, 2019. The investment amounts for the Pennsylvania SPE and Illinois SPE included in the NAV determination were approximately $8,324,000 and $9,074,000, respectively.

Estimated Market Value of the Non-Controlling Interest in the Consolidated CO Property SPE

To value the non-controlling interest in the consolidated CO Property SPE held by CFI, Stanger relied upon the appraised value of the CO Property (as discussed in “Appraisal of Consolidated Real Estate” above). The value of the 1.10% non-controlling interest in the CO Property SPE utilized this property value, plus other tangible CO Property SPE assets, less an estimate of the value of the mortgage debt encumbering the CO Property (as discussed in “Fair Value of Long Term Debt” below) and other tangible CO Property SPE liabilities. The deduction included in the NAV determination for the CO Property SPE non-controlling interest was approximately $250,000.

Fair Value of Long Term Debt (GR Property, FM Property and CO Property)

Stanger performed a valuation of the property-level debt by reviewing available market data for comparable liabilities and applying a selected discount rate to the stream of future debt payments. The discount rate was selected based on several factors including U.S. Treasury yields as of the valuation date, as well as loan-specific items such as loan-to-value ratio, debt service coverage ratio, collateral property location, age, type, lease term and lessee credit quality, prepayment terms, and maturity and loan origination date. The discount rates applied to the future debt payments of our long-term debt ranged from 4.15% to 4.45%, with a weighted average of approximately 4.42%. Stanger’s valuation of the long-term debt is based in part on the appraised values of the encumbered Appraised Properties, which represent the collateral associated with the long-term debt as well as certain other assumptions and limiting conditions, including: (i) Stanger was provided with loan documents and other factual loan information by the Advisor and has relied upon and assumed that such information is correct in all material respects and no warranty is given by Stanger as to the accuracy of such information; (ii) each collateral property is assumed to be free and clear of liens (other than the mortgage being valued); (iii) information furnished by others, upon which all or portions of Stanger’s value opinion is based, is believed to be reliable but has not been verified, and no warranty is given as to the accuracy of such information; (iv) no material change has occurred in the value of the collateral properties from the date of last appraisal through the NAV date; and (v) each mortgage is assumed to be salable, transferable or assumable between parties and is further assumed not to be in default. Stanger’s opinion of the long-term debt value was predicated on the above assumptions.

Estimated NAV

In performing the calculation of the estimated NAV, Stanger added the appraised values of the Appraised Properties, the estimated net asset value of the Company’s investment in the DST, the Company’s investment amount in the Pennsylvania SPE and Illinois SPE and other tangible assets of the Company, consisting of cash and equivalents, receivables and prepaid assets and subtracted the estimated fair market value of the Company’s long-term debt, the value of the non-controlling interest in the CO Property SPE, and other tangible liabilities of the Company, consisting of accounts payable and accrued expenses, but excluding amounts owed to the Advisor for reimbursement of O&O Costs less the current accrued O&O Costs liability (consistent with our valuation procedures), and consideration of any other amounts due to the Advisor or affiliates for repayment of the Sponsor Support or amounts due to the Special Unit Holder upon a liquidation of the Company to produce an estimated NAV as of March 31, 2019, consistent with the procedures described in the “Net Asset Value Calculation and Valuation Procedures” section of the Company’s prospectus, of $25.28 per share for Class A and I, and $25.26 for Class T shares.

The determination of NAV involves a number of assumptions and judgments, including estimates of the Advisor’s interest in disposition proceeds (if any). These assumptions and judgments may prove to be inaccurate. There can be no assurance that a stockholder would realize $25.28 per share of Class A and I common stock or $25.26 for Class T common stock if the Company were to liquidate or engage in another type of liquidity event today. In particular, the Company’s March 31, 2019 NAV is partially based on appraisals of the fair market value of certain of the Company’s real estate property investments from the preceding year and also the investment amounts in the Pennsylvania SPE and Illinois SPE paid during the current quarter, and does not consider fees or expenses that may be incurred in providing a liquidity event, including reimbursement of amounts to the Advisor for O&O Costs and any operating expenses that have not been invoiced by the Advisor. We believe the methodology of determining the Company’s NAV conforms to the Institute for Portfolio Alternative’s Practice Guideline for Valuations of Publicly Registered Non-Listed REITs (April 2013) and is prepared in accordance with the procedure described in the “Net Asset Value Calculation and Valuation Procedures” section of the Company’s prospectus. In addition, the Company’s board of directors periodically reviews the Company’s NAV policies and procedures.

The purchase price per share for each class of the Company’s common stock will generally equal the prior quarter’s NAV per share, as determined quarterly, plus applicable selling commissions and dealer manager fees. The NAV for each class of shares is based on the value of the Company’s assets and the deduction of any liabilities, and any distribution fees applicable to such class of shares.

The following table provides a breakdown of the major components of the Company’s NAV:

Components of NAV	March 31, 2019
Investment in real estate	$112,580,000
Investments in real estate-related assets	34,002,688
Cash and cash equivalents	9,275,415
Other assets	690,251
Debt obligations	(53,311,503)
Due to related parties(1)	(445,400)
Accounts payable and other liabilities	(1,381,804)
Distribution fee payable the following month(2)	(22,532)
Non-controlling interests in subsidiaries	(249,605)
Sponsor Support repayment / special unit holder interest in liquidation	—
Net Asset Value	$101,137,510
Number of outstanding shares	4,001,672
Note:

(1) Excluding $767,119 due to the Advisor for reimbursement of O&O ($829,693 less the current liability due of $62,574) pursuant to the procedures described in the “Net Asset Value Calculation and Valuation Procedures” section of the Company’s prospectus.

(2) Distribution fee only relates to Class T shares.

NAV Per Share	Class A Shares	Class T Shares	Class I Shares	Total
Total Gross Assets at Fair Value	$93,604,184	$41,369,475	$21,574,695	$156,548,354
Distribution fees due and payable	—	(22,532)	—	(22,532)
Debt obligations	(31,876,284)	(14,088,100)	(7,347,119)	(53,311,503)
Due to related parties	(266,315)	(117,702)	(61,383)	(445,400)
Accounts payable and other liabilities	(826,215)	(365,156)	(190,433)	(1,381,804)
Non-controlling interests in subsidiaries	(149,245)	(65,961)	(34,399)	(249,605)
Quarterly NAV	$60,486,125	$26,710,024	$13,941,361	$101,137,510
Number of outstanding shares	2,392,700	1,057,482	551,490	4,001,672
NAV per share	$25.28	$25.26	$25.28

The following table reconciles stockholders’ equity per the Company’s consolidated balance sheet to the Company’s NAV:

Reconciliation of Stockholders’ Equity to NAV	March 31, 2019
Stockholders’ equity under U.S. GAAP	$92,055,462
Adjustments:
Unrealized appreciation of real estate	4,676,888
Unrealized appreciation of real estate-related assets	3,782,451
Organization and offering costs	767,119
Acquisition costs	(748,397)
Deferred financing costs, net	(482,968)
Accrued distribution fee(1)	841,401
Accumulated depreciation and amortization	2,041,466
Fair value adjustment of debt obligations	(1,261,503)
Deferred rent receivable	(464,684)
Non-controlling interests in subsidiaries	(69,725)
NAV	$101,137,510
Note:	(1) Accrued distribution fee only relates to Class T shares.

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

Organization and offering costs

The Advisor has agreed to pay, on behalf of the Company, all O&O Costs through the Escrow Break Anniversary. Such costs are being reimbursed to the Advisor, ratably, by the Company, over 36 months beginning on May 19, 2018, subject to the 1% Cap. After the Escrow Break Anniversary, the Advisor, in its sole discretion, may pay some or all of the additional O&O Costs incurred, but is not required to do so. To the extent the Advisor pays such additional O&O Costs, the Company is obligated to reimburse the Advisor subject to the 1% Cap. As of March 31, 2019, the Advisor has continued to pay all O&O Costs on behalf of the Company. Under U.S. GAAP, the Company's reimbursement liability pertaining to the O&O Costs is recorded as a component of Due to related parties in the Company's consolidated balance sheet. For NAV, such costs are recognized as a reduction in NAV as they are reimbursed.

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

Sensitivity Analysis

Assuming all other factors remain unchanged, the table below presents the estimated increase or decrease to our March 31, 2019 NAV for a change in the going-in capitalization rate and, where a DCF analysis was utilized, discount rates and terminal capitalization rates used in the Appraised Properties appraisals and the DST Properties appraisal together with a 5% change in the discount rates used to value our long-term debt and the DST Properties mortgage debt:

Sensitivity Analysis	Range of NAV (Class A & I)			Range of NAV (Class T)
	Low	Concluded	High	Low	Concluded	High
Estimated Per Share NAV	$23.08	$25.28	$26.40	$23.06	$25.26	$26.38
Capitalization Rate - Appraised Properties	6.42%	6.11%	5.81%	6.42%	6.11%	5.81%
Capitalization Rate - DST Properties	5.88%	5.60%	5.32%	5.88%	5.60%	5.32%
Cash Flow Discount Rate - Appraised Properties	7.08%	6.74%	6.41%	7.08%	6.74%	6.41%
Residual Discount Rate - Appraised Properties	7.70%	7.34%	6.97%	7.70%	7.34%	6.97%
Terminal Capitalization Rate - Appraised Properties	6.92%	6.59%	6.26%	6.92%	6.59%	6.26%
Discount Rate - Long-Term Debt Consolidated	4.20%	4.42%	4.65%	4.20%	4.42%	4.65%
Discount Rate - DST Properties Mortgage Debt	4.42%	4.65%	4.88%	4.42%	4.65%	4.88%

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

If the Company is unable to raise substantial funds in the Offering, it will make fewer investments resulting in less diversification in terms of the type, number and size of investments it makes and the value of an investment in the Company will fluctuate with the performance of the limited assets it acquires. Further, the Company will have certain fixed operating expenses, including certain expenses as a REIT, regardless of whether it is able to raise substantial funds in the Offering. The Company’s inability to raise substantial funds would increase its fixed operating expenses as a percentage of gross income, reducing its net income and limiting its ability to make distributions. As of March 31, 2019, the Company raised gross proceeds of $103,101,431 in the Offering.

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

On July 11, 2017, in connection with the purchase of the GR Property, a wholly owned subsidiary of the Operating Partnership entered into a loan agreement (the “GR Loan”) with UBS AG with an outstanding principal amount of $4,500,000. As of March 31, 2019, the carrying amount of the GR Loan on the Company’s consolidated balance sheet is $4,432,171, which is net of $67,829 of deferred financing costs. The GR Loan provides for monthly interest payments and bears interest at an initial fixed rate of 4.1064% per annum through the anticipated repayment date, July 6, 2027, and thereafter at a revised interest rate of 3.0% per annum plus the greater of the initial interest rate or the 10 year swap yield through the maturity date, June 30, 2032.

On February 1, 2018, in connection with the purchase of the FM Property, a wholly owned subsidiary of the Operating Partnership entered into a loan agreement (the “FM Loan”) with UBS AG with an outstanding principal amount of $21,000,000. As of March 31, 2019, the carrying amount of the FM Loan on the Company’s consolidated balance sheet is $20,819,171, which is net of $180,829 of deferred financing costs. The FM Loan provides for monthly interest payments and bears interest at an initial fixed rate of 4.4329% per annum through the anticipated repayment date, February 6, 2028 (the “FM Anticipated Repayment Date”), and thereafter at a revised interest rate of 3.0% per annum plus the greater of the initial interest rate or the 10 year swap yield as of the first business day after the FM Anticipated Repayment Date.

On July 31, 2018, in connection with the purchase of the CO Property, the CO Property SPE entered into a loan agreement (the “CO Loan”) with CCRE with an outstanding principal amount of $26,550,000. As of March 31, 2019, the carrying amount of the CO Loan on the Company’s consolidated balance sheet is $26,315,690, which is net of $234,310 of deferred financing costs. The CO Loan provides for monthly interest payments and bears interest at an initial fixed rate of 4.9425% per annum through the anticipated repayment date, August 6, 2028 (the “CO Loan Anticipated Repayment Date”), and thereafter at an increased rate of 2.50% per annum plus the greater of the initial interest rate or the 10 year swap yield as of the first business day after the CO Loan Anticipated Repayment Date.

As of March 31, 2019, the Company’s debt to tangible assets ratio was 39.6%.

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

The Company anticipates that over time adequate cash will be generated from operations to fund its operating and administrative expenses, continuing debt service obligations and the payment of distributions. However, the Company’s ability to finance its operations is subject to some uncertainties. The Company’s ability to generate working capital is dependent on its ability to attract and retain tenants, investments that generate cash flow, and the economic and business environments of the various markets in which the Company’s properties will be located. The Company’s ability to sell its assets is partially dependent upon the state of real estate markets and the ability of purchasers to obtain financing at reasonable commercial rates. In general, the Company policy is to pay distributions from cash flow from operations but should operations not be sufficient to fund cash distributions, the Company has entered into the distribution support agreement with CFI to purchase up to $5 million in Class I shares from the Company to provide additional cash support distributions. However, if the Company has not generated sufficient cash flow from its operations and other sources, such as from the Distribution Support Agreement, or the Advisor's deferral, suspension and/or waiver of its fees and expense reimbursements, to fund distributions, the Company may use the proceeds from the Offering for such purposes. As of March 31, 2019, CFI’s remaining obligation pursuant to the distribution support agreement is limited to $1,892,344.

Cash Flows

The following table provides a breakdown of the net change in the Company’s cash and cash equivalents:

Three Months Ended March 31, 2019
Cash flows from operating activities	$(331,826)
Cash flows from investing activities	(17,080,113)
Cash flows from financing activities	12,640,588
Increase in cash and cash equivalents	$(4,771,351)

Operating Activities

During the three months ended March 31, 2019, net cash used in operating activities was $331,826, compared to $12,573 of net cash used in operating activities for the three months ended March 31, 2018. The change was primarily due to an increase in net income of $806,089, an increase in depreciation and amortization expenses related to real estate assets and liabilities and deferred financing costs totaling $864,973, and an increase in proceeds from investments in real estate-related assets of $63,206, offset by an increase in gains from investments in real estate-related assets of $211,358 and a net decrease in working capital accounts of $1,842,163 (see “—Results of Operations”).

Investing Activities

Net cash used in investing activities was $17,080,113 for the three months ended March 31, 2019, compared to $17,293,930 for the three months ended March 31, 2018. The change was primarily due to a decrease in purchases of interest in real estate-related assets of $213,817 during the three months ended March 31, 2019, as compared to the three months ended March 31, 2018.

Financing Activities

During the three months ended March 31, 2019, net cash provided by financing activities was $12,640,588, compared to $10,746,400 for the three months ended March 31, 2018. The change was primarily due to an increase in proceeds from common stock issued of $2,498,460.

Distributions

The Company’s board of directors has authorized, and the Company has declared, distributions through August 14, 2019, in an amount equal to $0.004253787 per day (or approximately $1.55 on an annual basis) per share of Class A common stock, Class I common stock and Class T common stock, less, for holders of the shares of Class T common stock, the distribution fees that are payable with respect to shares of Class T common stock. The distributions are payable by the 5th business day following each month end to stockholders of record at the close of business each day during the prior month.

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

The following table summarizes our distributions declared during the three months ended March 31, 2019 and March 31, 2018.

	Three Months Ended March 31, 2018		Three Months Ended March 31, 2019
	Amount	Percent	Amount	Percent
Distributions
Paid in cash	$122,761	30%	$403,240	30%
Payable	156,897	39%	497,096	36%
Reinvested in shares	125,106	31%	468,426	34%
Total distributions	$404,764	100%	$1,368,762	100%
Sources of Distributions:
Operating cash flows	$—	0%	$—	0%
Offering proceeds pursuant to Distribution Support Agreement(1)	—	0%	—	0%
Offering proceeds	404,764	100%	1,368,762	100%
Total sources of distributions	$404,764	100%	$1,368,762	100%
Note:

(1) Pursuant to the Distribution Support Agreement between the Company and CFI, CFI will purchase Class I shares of the Company’s common stock for any distribution shortfall within 15 business days following the Company’s filing with the SEC of its periodic report for such calendar quarter or year.

During the three months ended March 31, 2019 the Company declared $1,368,762 of distributions to its shareholders (including those reinvested in shares pursuant to the DRP), compared to the Company’s total aggregate MFFO of $905,697 and the Company’s total aggregate net income of $50,657 for that period.

During the three months ended March 31, 2018 the Company declared $404,764 of distributions to its shareholders (including those reinvested in shares pursuant to the DRP), compared to the Company’s total negative aggregate MFFO of $680,978 and the Company’s total aggregate net loss of $755,432 for that period.

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

Reimbursement of Organization and Offering Costs

The Advisor has agreed to pay, on behalf of the Company, all O&O Costs through the Escrow Break Anniversary. The Company was not required to reimburse the Advisor for payment of the O&O Costs prior to the Escrow Break Anniversary. After the Escrow Break Anniversary, the Advisor, in its sole discretion, may pay some or all of the additional O&O Costs incurred, but is not required to do so. To the extent the Advisor pays such additional O&O Costs, the Company is obligated to reimburse the Advisor subject to the 1% Cap. Following the Escrow Break Anniversary, the Company began reimbursing the Advisor for payment of the O&O Costs on a monthly basis, which will continue through the period ended May 18, 2021; provided, however, that the Company shall not be obligated to pay any amounts that as a result of such payment would cause the aggregate payments for O&O Costs (less selling commissions, dealer manager fees and distribution fees) paid to the Advisor to exceed the 1% Cap as of such payment date. Any amounts not reimbursed in any period shall be included in determining any reimbursement for a subsequent period. As of March 31, 2019, the Advisor has continued to pay all O&O Costs on behalf of the Company.

Variable Interest Entities

A Variable Interest Entity (“VIE”) is an entity that lacks one or more of the characteristics of a voting interest entity. A VIE is defined as an entity in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The determination of whether an entity is a VIE includes both a qualitative and quantitative analysis. The Company bases the qualitative analysis on the Company’s review of the design of the entity, its organizational structure including decision-making ability and relevant financial agreements and the quantitative analysis on the forecasted cash flow of the entity. The Company will reassess the initial evaluation of an entity as a VIE upon the occurrence of certain reconsideration events. A VIE must be consolidated only by its primary beneficiary, which is defined as the party who, along with its affiliates and agents has both the: (i) power to direct the activities that most significantly impact the VIE’s economic performance and (ii) obligation to absorb the losses of the VIE or the right to receive the benefits from the VIE, which could be significant to the VIE. The Company will determine whether it is the primary beneficiary of a VIE by considering qualitative and quantitative factors, including, but not limited to: which activities most significantly impact the VIE’s economic performance and which party controls such activities; the amount and characteristics of its investment; the obligation or likelihood for us or other interests to provide financial support; consideration of the VIE’s purpose and design, including the risks the VIE was designed to create and pass through to its variable interest holders and the similarity with and significance to the Company’s business activities and other interests. The Company will reassess the determination of whether it is the primary beneficiary of a VIE each reporting period. Significant judgments related to these determinations include estimates about the current and future fair value and performance of investments held by these VIE’s and general market conditions. As of March 31, 2019, the Company concluded that it did have investments in VIE’s and because the Company is not the primary beneficiary it did not consolidate such entities, as described in “Note 10—Variable Interest Entities” in its accompanying consolidated financial statements included in Part 1 - Item 1. “Financial Statements (Unaudited).”

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

Investments in Real Estate-Related Assets

The Company has performed a consolidation analysis in accordance with ASC Topic 810, Consolidation, as described in the “Variable Interest Entities” section of Note 2. The Company has determined, as a result of its analysis, that it is not the primary beneficiary of its investment in the DST, and therefore has not consolidated the entity. The Company has accounted for its investment in real estate-related assets, which is controlled and managed by CFI, under the equity method of accounting. In accordance with ASC Topic 323, Investments—Equity Method and Joint Ventures, the Company is able to exercise significant influence over these investees. Under the equity method, the investment is adjusted each period for capital contributions and distributions and its share of the entity’s net income (loss). Capital contributions, distributions and net income (loss) of such entities are recorded in accordance with the terms of the governing documents. An allocation of net income (loss) may differ from the stated ownership percentage interest in such entity as a result of preferred returns and allocation formulas, if any, as described in such governing documents. Investments in real estate-related assets are periodically reviewed for impairment based on projected cash flows from the underlying investment. If an impairment is identified, the carrying value of the investment will be reduced to the anticipated recoverable amount. As of March 31, 2019, no impairment has been identified.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This standard requires lessees to recognize a right-of-use (“ROU”) asset and lease liability for all leases with terms of more than 12 months. Recognition, measurement and presentation of expenses will depend on classification as a finance or operating lease. The amendments also require certain quantitative and qualitative disclosures. Accounting guidance for lessors is mostly unchanged. In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases, to clarify how to apply certain aspects of the new leases standard. The amendments address the rate implicit in the lease, impairment of the net investment in the lease, lessee reassessment of lease classification, lessor reassessment of lease term and purchase options, variable payments that depend on an index or rate and certain transition adjustments, among other issues. In addition, in July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, which provides an additional (and optional) transition method to adopt the new leases standard. Under the new transition method, a reporting entity would initially apply the new lease requirements at the effective date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption; continue to report comparative periods presented in the financial statements in the period of adoption in accordance with previous U.S. GAAP (i.e., ASC 840, Leases); and provide the required disclosures required by ASC 840 for all periods presented under that standard. Further, ASU No. 2018-11 contains a new practical expedient that allows lessors to avoid separating lease and associated non-lease components within a contract if certain criteria are met. In December 2018, the FASB issued ASU No. 2018-20, Leases (Topic 842): Narrow-Scope Improvements for Lessors, to clarify guidance for lessors on sales taxes and other similar taxes collected from lessees, certain lessor costs and recognition of variable payments for contracts with lease and non-lease components. The guidance in ASUs 2016-02, 2018-10, 2018-11 and 2018-20 was effective beginning January 1, 2019. The Company adopted the standards on their required effective date and used the effective date as the date of initial application. As a result, pursuant to this transition method financial information was not updated and the disclosures required under the new leases standards were not provided for dates and periods before January 1, 2019. The new guidance provides a number of optional practical expedients to be utilized upon transition. Accordingly, the Company has elected the ‘package of practical expedients,’ which permits the Company not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs. The Company does not expect to elect the use-of-hindsight or the practical expedient pertaining to land easements, with the latter not being applicable to the Company. While the new guidance identifies common area (building) maintenance as a non-lease component of the Company’s real estate lease contracts, the Company has applied the practical expedient to account for its real estate leases and associated common area maintenance (“CAM”) service components as a single, combined operating lease component, however, the CAM service component is not material to the Company’s consolidated financial statements. Consequently, the application of the new guidance on contract components did not have a material effect on the Company’s consolidated financial statements. In addition, due to the new standard’s narrowed definition of initial direct costs, the Company will expense as incurred significant lease origination costs currently capitalized as initial direct costs and amortized to expense over the lease term. As these types of costs have not historically been incurred by the Company, the Company currently does not expect the change in accounting for any such costs to be incurred in the future to have a material impact on the Company’s consolidated financial statements.

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

In February 2017, the FASB issued ASU No. 2017-05, Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets, which clarifies the scope and application of Accounting Standards Codification 610-20, Other Income-Gains and Losses from Derecognition of Nonfinancial Assets and defines in substance nonfinancial assets. The ASU also impacts the accounting for partial sales of nonfinancial assets (including in substance real estate). Under this guidance, when an entity transfers its controlling interest in a nonfinancial asset but retains a noncontrolling ownership interest, the entity will measure the retained interest at fair value, which results in a full gain or loss recognition upon the sale of a controlling interest in a nonfinancial asset. The Company adopted the standard on its required effective date of January 1, 2018. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

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

Off-Balance Sheet Arrangements

As of March 31, 2019, the Company had no off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on the Company’s financial condition, revenue and expenses, results of operations, liquidity, capital expenditures, or capital resources.

Contractual Obligations

The following table presents the future principal payment due under the Company’s GR Loan, FM Loan, and CO Loan agreements as of March 31, 2019, which represents the Company’s aggregate contractual obligations and commitments with payments due subsequent to March 31, 2019.

Year	Amount
2019 (remaining)	$—
2020	—
2021	—
2022	—
2023	—
Thereafter	52,050,000
Total	$52,050,000

Subsequent Events

Additional Purchase of Interest in the CO Property SPE and Guaranty for CO Loan

On April 30, 2019, the Company purchased additional membership interests in the CO Property SPE from a subsidiary owned by CFI for $190,057. As of May 15, 2019, the Company’s interest in the CO Property SPE was 100%.

As a result of such ownership interest, and pursuant to the terms of the CO Property SPE limited liability company agreement, the Company entered into a guaranty agreement pursuant to which the Company has agreed to replace the previous guarantor of the CO Loan, and to assume all of the liabilities and obligations of the previous guarantor as of April 30, 2019.

In addition, on April 30, 2019, the Company entered into an Environmental Indemnity Agreement, pursuant to which, effective as of April 30, 2019, the Company has agreed to (i) replace the previous guarantor and (ii) indemnify against certain environmental liabilities related to the CO Property.

Guaranty for GR Loan

On April 30, 2019, the Company entered into a consent and assumption agreement pursuant to which the Company has agreed to replace the previous guarantor (the “GR Guarantor”) of the GR Loan, and to assume all of the liabilities and obligations of the GR Guarantor as of July 11, 2017. Pursuant to the consent and assumption agreement, the Company also has agreed to indemnify the lender of the GR Loan against certain environmental liabilities related to the GR Property.

Reimbursement Agreement

On April 30, 2019, the Company entered into a Reimbursement Agreement with the GR Guarantor, an affiliate of CFI, pursuant to which the Company agreed to reimburse, promptly upon demand, all costs and expenses of the GR Guarantor incurred in connection with guaranteeing the GR Loan and an environmental indemnity related to the GR Loan provided by the GR Guarantor (the “Costs and Expenses”), not otherwise recovered by the GR Guarantor from another person or entity. The GR Guarantor shall not be required to recover the Costs and Expenses from any other third party and to the extent the GR Guarantor does receive any reimbursement of Costs and Expenses from a third party after the Company has reimbursed the GR Guarantor for such Costs and Expenses, the GR Guarantor has agreed to return to the Company an amount equal to the Costs and Expenses received from a third party. As of April 30, 2019, there have been no Costs and Expenses incurred by the GR Guarantor.

Amendment to Amended and Restated Trust Agreement of the DST

On May 9, 2019, the Company entered into an amendment to the amended and restated trust agreement of the DST, pursuant to which the Company may remove the manager of the DST, and in such case of removal, or resignation, of the manager, the Company may appoint a successor manager.

Status of the Offering

As of May 14, 2019, the Company had sold an aggregate of 4,274,103 shares of its common stock (consisting of 2,536,983 Class A shares, 1,114,091 Class T shares, and 623,029 Class I shares) in the Offering resulting in net proceeds of $105,518,571 to the Company as payment for such shares.

Distributions

On May 14, 2019, the Company’s board of directors authorized, and the Company declared, distributions for the period from May 15, 2019 to August 14, 2019, in an amount equal to $0.004253787 per day (or approximately $1.55 on an annual basis) per share of Class A common stock, Class I common stock and Class T common stock, less, for holders of the shares of Class T common stock, the distribution fees that are payable with respect to shares of Class T common stock. The distributions are payable by the 5th business day following each month end to stockholders of record at the close of business each day during the prior month.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

The market risk associated with financial instruments and derivative financial instruments is the risk of loss from adverse changes in market prices or interest rates.  The Company’s interest rate risk management objectives are to limit the impact of interest rate changes in earnings and cash flows and to manage overall borrowing costs. To achieve these objectives, from time to time, the Company may enter into interest rate hedge contracts such as swaps, collars and treasury lock agreements in order to mitigate interest rate risk with respect to various debt instruments. The Company would not hold or issue these derivative contracts for trading or speculative purposes. As of March 31, 2019, there are no such hedging contracts outstanding. The Company does not have any foreign operations and thus is not exposed to foreign currency fluctuations.

Interest Rate Risk

As of March 31, 2019, the Company had fixed rate debt of $52.1 million, and therefore, is not exposed to interest rate changes in LIBOR.

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

As of March 31, 2019, the industry concentration of the Company’s investment was as follows:

•	Industrial – 81%
•	Office – 13%
•	Retail – 6%

As of March 31, 2019, the geographic concentration of the Company’s investments was as follows:

•	Pennsylvania – 40%
•	Illinois – 38%
•	Ohio – 9%
•	South Carolina – 5%
•	Texas – 3%
•	Michigan – 2%
•	Oklahoma – 2%
•	Arkansas – 1%

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

As of March 31, 2019, the Company’s portfolio of real estate assets was leased to the following tenants:

•	Albertsons – 78%
•	Comenity Servicing LLC (a subsidiary of Alliance Data Systems Corporation) – 8%
•	Walgreens – 6%
•	Daimler – 5%
•	HOYA – 3%

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of March 31, 2019, we were not involved in any material legal proceedings.

Item 1A. Risk Factors.

The Company has disclosed in Part 1. Item 1A. – “Risk Factors” in its Annual Report on Form 10-K for the year ended December 31, 2018 (File No. 333-214130), filed with the SEC, risk factors which materially affect its business, financial condition or results of operations. There have been no material changes from the risk factors previously disclosed, except as noted below. You should carefully consider the risk factors set forth in the Annual Report on Form 10-K for the year ended December 31, 2018 and the other information set forth elsewhere in this Quarterly Report on Form 10-Q. You should be aware that these risk factors and other information may not describe every risk facing the Company. Additional risks and uncertainties not currently known to the Company or that management currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

If we pay cash distributions from sources other than our cash flow from operations, we will have less funds available for investments and our stockholders’ overall return may be reduced.

Our organizational documents do not restrict us from paying distributions from any source and do not restrict the amount of distributions we may pay from any source, including proceeds from the Offering or the proceeds from the issuance of securities in the future, other third party borrowings, advances from the Advisor or sponsor or from the Advisor’s deferral or waiver of its fees under the Advisory Agreement. Distributions paid from sources other than current or accumulated earnings and profits, particularly during the period before we have substantially invested the net proceeds from the Offering, may constitute a return of capital for tax purposes. From time to time, particularly during the period before we have substantially invested the net proceeds from the Offering, we may generate taxable income greater than our taxable income for financial reporting purposes, or our taxable income may be greater than our cash flow available for distribution to stockholders. In these situations, we may make distributions in excess of our cash flow from operations, investment activities and strategic financings to satisfy the REIT distribution requirement. In such an event, we would look first to other third party borrowings to fund these distributions. If we fund distributions from financings, the net proceeds from the Offering or sources other than our cash flow from operations, we will have less funds available for investment in income-producing commercial properties and other real estate-related assets and stockholders overall return may be reduced. In addition, if the aggregate amount of cash we distribute to stockholders in any given year exceeds the amount of our taxable income generated during the year, the excess amount will either be (1) a return of capital or (2) a gain from the sale or exchange of property to the extent that a stockholder’s basis in our common stock equals or is reduced to zero as the result of our current or prior year distributions. Such distributions may effectively dilute or reduce the value of the stockholders remaining interest in our company’s net asset value.

Pursuant to the Distribution Support Agreement, in certain circumstances where our cash distributions exceed MFFO, our sponsor will purchase up to $5.0 million of Class I shares (which includes the shares our sponsor has purchased in order to satisfy the minimum offering) at the then current offering price per Class I share net of dealer manager fees to provide additional cash to support distributions to our stockholders. The sale of these shares will result in the dilution of the ownership interests of our public stockholders. Upon termination or expiration of the distribution support agreement, we may not have sufficient cash available to pay distributions at the rate we had paid during preceding periods or at all. If we pay distributions from sources other than our cash flow from operations, we will have less cash available for investments, we may have to reduce our distribution rate, our net asset value may be negatively impacted and our stockholders overall return may be reduced. As of March 31, 2019, the Company has declared distributions of $4,859,251, of which 60% were paid using proceeds from the Offering.

Our NAV per share may materially change from quarter to quarter if the valuations of our properties materially change from prior valuation or the actual operating results materially differ from what we originally budgeted, including as a result of the Advisor invoicing us for previously unbilled operating expenses.

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

Our amended and restated Advisory Agreement provides that any operating expenses which have not been invoiced by the Advisor will not become our obligations. Without these provisions in our amended and restated Advisory Agreement, such operating expenses, if invoiced, would likely be recorded as liabilities of ours, which, in turn, would likely have a negative effect on our NAV per share. Our amended and restated Advisory Agreement provides that the Advisor will not invoice us for any reimbursement if the impact of such would result in the incurrence of an obligation in an amount that would result in our NAV per share for any class of shares to be less than $25.00. We may, however, incur and record an obligation to reimburse the Advisor, even if it would result in our NAV per share for any class of shares for such quarter to be less than $25.00, if our board of directors determines that the reasons for the decrease of our NAV per share below $25.00 were unrelated to our obligation to reimburse the Advisor for operating expenses. Our amended and restated Advisory Agreement also provides that the Advisor may be reimbursed for previously unbilled operating expenses for prior periods in any subsequent quarter, subject to certain limitations, including the limitation related to the NAV per share of $25.00 referenced above and the 2%/25% Guidelines. The incurrence of previously unbilled operating expenses likely will have a negative effect on our NAV per share. As of March 31, 2019, the Advisor has incurred $4,958,242 of Unreimbursed Operating Expenses, including $601,082 of Unreimbursed Operating Expenses incurred during the quarter ended March 31, 2019 that have not been invoiced to us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds of Registered Securities.

Unregistered Sales of Equity Securities

During the three months ended March 31, 2019, the Company did not complete any sales of unregistered securities.

Use of Proceeds

On March 23, 2017, the Company’s Registration Statement on Form S-11 (File No. 333-214310), was declared effective by the SEC. On May 18, 2017, the Company satisfied the Minimum Offering Requirement as a result of CFI purchasing $2.0 million in Class I shares at $25.00 per share. As of March 31, 2019, the Company’s NAV was $25.28 per Class A share, $25.26 per Class T share and $25.28 per Class I share, plus applicable selling commissions and dealer manager fees. Effective May 22, 2019, the new offering price will be $26.61 per Class A share, $25.78 per Class T share and $25.28 per Class I share.

During the three months ended March 31, 2019, the Company issued the following shares of common stock and raised the following gross proceeds in connection with the Offering:

	Shares sold	Gross offering proceeds
Offering	544,286	$14,072,707

For the period from the commencement of the Offering through March 31, 2019, the Company issued 3,993,492 shares of common stock generating total gross proceeds of $103,101,431 in the Offering.

During this time, the Company also incurred $3,292,634 in selling commissions net of Sponsor Support, and incurred $1,059,795 of distribution fees, in connection with the issuance and distribution of our registered securities. The Company made reimbursement payments of $201,321 for organization and offering expenses to the Advisor.

The net proceeds received from the Offering, after deducting the total expenses incurred as described above, were $98,547,681.

During the three months ended March 31, 2019, the Company used proceeds of $17,080,113 to purchase interests in real estate-related assets, and the ending cash and cash equivalents balance decreased by $4,771,351 from December 31, 2018.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

During the three months ended March 31, 2019, the Company did not receive any requests to repurchase any shares of its common stock.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits listed below are included, or incorporated by reference, in this Quarterly Report on Form 10-Q.

EXHIBITS INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
3.1

Second Articles of Amendment and Restatement of Rodin Global Property Trust, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 12, 2017)

3.2

Articles of Amendment to the Second Articles of Amendment and Restatement of Rodin Global Property Trust, Inc., dated June 6, 2018 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 13, 2018)

3.3	Second Amended and Restated Bylaws of Rodin Global Property Trust, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 12, 2017)

4.1	Form of Subscription Agreement (included as Appendix A to the Prospectus dated April 23, 2019, filed with the SEC on April 24, 2019 and incorporated by reference herein)

4.2	Form of Distribution Reinvestment Plan (included as Appendix B to the Prospectus dated April 23, 2019, filed with the SEC on April 24, 2019 and incorporated by reference herein)

10.1

Loan Agreement between 3075 Loyalty Circle Owner, LLC and Cantor Commercial Real Estate Lending, L.P., dated July 31, 2018 (incorporated by reference to Exhibit 10.12 to the Company’s Post-Effective Amendment No. 7 to the Registration Statement on Form S-11 (File No. 333-214130) filed with the SEC on January 28, 2019)

10.2*	Reimbursement Agreement, dated April 30, 2019, by and between Rodin Global Property Trust, Inc. and CF Real Estate Holdings, LLC.

10.3*

Consent and Assumption Agreement, dated April 30, 2019, by and among 3596 Alpine Ave, LLC, CF Real Estate Holdings, LLC, Rodin Global Property Trust, Inc. and Wells Fargo Bank, National Association, as Trustee for the Benefit of the Registered Holders of UBS Commercial Mortgage Trust 2017-C2, Commercial Mortgage Pass-through Certificates, Series 2017-C2, whose Master Servicer is Midland Loan Services, a division of PNC Bank, National Association.

10.4*

Guaranty Agreement, dated as of April 30, 2019, by Rodin Global Property Trust, Inc. in favor of Wells Fargo Bank, National Association, as Trustee for the Registered Holders of Morgan Stanley Capital I Trust 2018-L1, Commercial Mortgage Pass-through Certificates, Series 2018-L1.

10.5*

Environmental Indemnity Agreement, dated as of April 30, 2019, by 3075 Loyalty Circle Owner, LLC and Rodin Global Property Trust, Inc. in favor of Wells Fargo Bank, National Association, as Trustee for the Registered Holders of Morgan Stanley Capital I Trust 2018-L1, Commercial Mortgage Pass-through Certificates, Series 2018-L1.

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

The following materials from Rodin Global Property Trust, Inc.’s Quarterly Report on Form 10-Q for the  three months ended March 31, 2019 are formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Changes in Equity; (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

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

Dated: May 15, 2019