Form 10-Q
period 2019-06-30
RODIN GLOBAL PROPERTY TRUST, INC.
filed 2019-08-14
CIK 1666244

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of August 12, 2019, the registrant had 2,799,460 Class A shares, 695,398 Class I shares, and 1,184,157 Class T shares of $0.01 par value common stock outstanding.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

RODIN GLOBAL PROPERTY TRUST, INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

RODIN GLOBAL PROPERTY TRUST, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2019	December 31, 2018
Assets
Investment in real estate, net of accumulated depreciation of $2,343,805 and $791,575, respectively	$130,539,475	$98,590,705
Investments in real estate-related assets	21,034,336	13,047,225
Cash and cash equivalents	17,267,481	14,046,766
Intangible assets, net of accumulated amortization of $947,266 and $339,907, respectively	18,493,399	12,573,758
Deferred rent receivable	921,034	344,139
Prepaid expenses and other assets	533,715	471,805
Accrued preferred return receivable	76,241	—
Stock subscriptions receivable	—	286,918
Due from related party	2,450	—
Total assets	$188,868,131	$139,361,316
Liabilities and Equity
Liabilities
Loans payable, net of deferred financing costs of $787,870 and $493,875, respectively	$73,757,314	$51,556,125
Intangible liabilities, net of accumulated amortization of $169,709 and $15,278, respectively	4,482,607	3,809,038
Due to related parties	2,098,375	2,742,581
Deferred revenue	540,697	497,457
Distributions payable	538,785	424,967
Accrued interest payable	239,215	159,855
Accounts payable and accrued expenses	56,685	25,384
Restricted reserves	170,392	201,191
Total liabilities	81,884,070	59,416,598
Stockholders' equity
Controlling interest
Preferred stock, $0.01 par value per share, 50,000,000 shares authorized, and 0 issued and outstanding at June 30, 2019 and December 31, 2018, respectively	—	—
Class A common stock, $0.01 par value per share, 160,000,000 shares authorized, and 2,662,386 and 2,116,562 issued and outstanding at June 30, 2019 and December 31, 2018, respectively	26,624	21,166
Class T common stock, $0.01 par value per share, 200,000,000 shares authorized, and 1,147,847 and 939,185 issued and outstanding at June 30, 2019 and December 31, 2018, respectively	11,479	9,392
Class I common stock, $0.01 par value per share, 40,000,000 shares authorized, and 664,985 and 401,639 issued and outstanding at June 30, 2019 and December 31, 2018, respectively	6,650	4,016
Additional paid-in capital	114,119,507	84,467,731
Accumulated deficit and cumulative distributions	(7,440,977)	(4,737,537)
Total controlling interest	106,723,283	79,764,768
Non-controlling interests in subsidiaries	260,778	179,950
Total stockholders' equity	106,984,061	79,944,718
Total liabilities and stockholders' equity	$188,868,131	$139,361,316

See accompanying notes to consolidated financial statements

RODIN GLOBAL PROPERTY TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2019	2018	2019	2018
Revenues:
Rental revenues	$2,282,406	$117,427	$4,205,626	$234,853
Preferred return income	62,899	—	62,899	—
Tenant reimbursement income	219,082	—	594,995	2,669
Total revenues	2,564,387	117,427	4,863,520	237,522
Operating expenses (income):
General and administrative expenses	61,824	49,285	205,052	987,007
Depreciation and amortization	1,158,291	61,573	2,144,443	123,146
Management fees	540,126	254,661	1,067,900	254,661
Property operating expenses	219,082	—	594,995	2,669
Total operating expenses	1,979,323	365,519	4,012,390	1,367,483
Other income (expense):
Income from investments in real estate-related assets	322,904	146,055	701,222	313,015
Interest income	70,382	19,467	90,889	27,190
Interest expense	(781,268)	(48,759)	(1,395,502)	(97,005)
Total other income (expense)	(387,982)	116,763	(603,391)	243,200
Net income (loss)	$197,082	$(131,329)	$247,739	$(886,761)
Net income (loss) attributable to non-controlling interest	—	—	—	—
Net income (loss) attributable to common stockholders	$197,082	$(131,329)	$247,739	$(886,761)
Weighted average shares outstanding	4,275,839	1,719,648	4,008,580	1,416,046
Net income (loss) per common share - basic and diluted	$0.05	$(0.08)	$0.06	$(0.63)

See accompanying notes to consolidated financial statements

RODIN GLOBAL PROPERTY TRUST, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

	Stockholders' Equity
								Accumulated
	Common Stock						Additional	Deficit and	Non-
	Class A		Class T		Class I		Paid-In	Cumulative	controlling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Distributions	interest	Equity
Balance as of January 1, 2018	478,956	$4,790	225,652	$2,257	166,296	$1,663	$21,136,120	$(2,270,536)	$1,000	$18,875,294
Common stock	277,143	2,769	137,649	1,376	28,170	281	11,448,511	—	—	11,452,937
Common stock repurchased	—	—	—	—	—	—	—	—	—	—
Distribution reinvestment	3,244	32	1,571	16	207	3	125,055	—	—	125,106
Offering costs, commissions and fees	—	—	—	—	—	—	(668,046)	—	—	(668,046)
Net income (loss)	—	—	—	—	—	—	—	(755,432)	—	(755,432)
Distributions declared on common stock	—	—	—	—	—	—	—	(404,764)	—	(404,764)
Acquired non-controlling interests	—	—	—	—	—	—	—	—	—	—
Balance as of March 31, 2018	759,343	$7,591	364,872	$3,649	194,673	$1,947	$32,041,640	$(3,430,732)	$1,000	$28,625,095
Common stock	569,050	5,693	256,622	2,566	69,107	691	23,056,143	—	—	23,065,093
Common stock repurchased	—	—	—	—	—	—	—	—	—	—
Distribution reinvestment	5,219	52	2,489	25	345	3	200,758	—	—	200,838
Offering costs, commissions and fees	—	—	—	—	—	—	(1,233,380)	—	—	(1,233,380)
Net income (loss)	—	—	—	—	—	—	—	(131,329)	—	(131,329)
Distributions declared on common stock	—	—	—	—	—	—	—	(638,085)	—	(638,085)
Acquired non-controlling interests	—	—	—	—	—	—	—	—	—	—
Balance as of June 30, 2018	1,333,612	$13,336	623,983	$6,240	264,125	$2,641	$54,065,161	$(4,200,146)	$1,000	$49,888,232

See accompanying notes to consolidated financial statements

RODIN GLOBAL PROPERTY TRUST, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

	Stockholders' Equity
								Accumulated
	Common Stock						Additional	Deficit and	Non-
	Class A		Class T		Class I		Paid-In	Cumulative	controlling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Distributions	interest	Equity
Balance as of January 1, 2019	2,116,562	$21,166	939,185	$9,392	401,639	$4,016	$84,467,731	$(4,737,537)	$179,950	$79,944,718
Common stock	263,629	2,636	113,727	1,137	148,278	1,483	13,599,025	—	—	13,604,281
Common stock repurchased	—	—	—	—	—	—	—	—	—	—
Distribution reinvestment	12,509	125	4,570	46	1,573	16	468,239	—	—	468,426
Offering costs, commissions and fees	—	—	—	—	—	—	(643,788)	—	—	(643,788)
Net income (loss)	—	—	—	—	—	—	—	50,657	(70)	50,587
Distributions declared on common stock	—	—	—	—	—	—	—	(1,368,762)	—	(1,368,762)
Acquired non-controlling interests	—	—	—	—	—	—	—	—	—	—
Balance as of March 31, 2019	2,392,700	$23,927	1,057,482	$10,575	551,490	$5,515	$97,891,207	$(6,055,642)	$179,880	$92,055,462
Common stock	274,447	2,745	88,364	884	111,436	1,115	12,359,412	—	—	12,364,156
Common stock repurchased	(18,774)	(188)	(3,037)	(30)	—	—	(542,663)	—	—	(542,881)
Distribution reinvestment	14,013	140	5,038	50	2,059	20	533,057	—	—	533,267
Offering costs, commissions and fees	—	—	—	—	—	—	(598,424)	—	—	(598,424)
Net income (loss)	—	—	—	—	—	—	—	197,082	—	197,082
Distributions declared on common stock	—	—	—	—	—	—	—	(1,582,417)	—	(1,582,417)
Acquired non-controlling interests	—	—	—	—	—	—	4,476,918	—	80,898	4,557,816
Balance as of June 30, 2019	2,662,386	$26,624	1,147,847	$11,479	664,985	$6,650	$114,119,507	$(7,440,977)	$260,778	$106,984,061

See accompanying notes to consolidated financial statement

RODIN GLOBAL PROPERTY TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months
	Ended June 30,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$247,739	$(886,761)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,169,994	127,244
Gains from investments in real estate-related assets	(701,222)	(313,015)
Amortization of above-market lease intangibles	15,147	15,148
Amortization of below-market lease intangibles	(154,431)	—
Changes in assets and liabilities:
Proceeds from investments in real estate-related assets	1,180,347	499,801
(Increase) in deferred rent receivable	(576,895)	—
(Increase) in prepaid expenses and other assets	(61,910)	(87,168)
(Increase) in accrued preferred return receivable	(76,241)	—
(Increase) in due from related party	(1,200)	(81,429)
(Decrease)/increase in due to related parties	(1,140,530)	1,133,302
Increase in deferred revenue	43,240	—
(Decrease) in restricted reserves	(30,799)	—
Increase in accounts payable and accrued expenses	13,524	—
Increase/(decrease) in accrued interest payable	79,360	(513)
Net cash provided by operating activities	1,006,123	406,609
Cash flows from investing activities:
Acquisition of real estate	(414,546)	—
Purchase of interest in real estate-related assets	(20,518,307)	(21,915,777)
Net cash used in investing activities	(20,932,853)	(21,915,777)
Cash flows from financing activities:
Proceeds from issuance of common stock, net	24,983,113	33,538,534
Distributions	(1,835,668)	(578,429)
Net cash provided by financing activities	23,147,445	32,960,105
Net increase in cash and cash equivalents	3,220,715	11,450,937
Cash and cash equivalents, at beginning of period	14,046,766	7,657,025
Cash and cash equivalents, at end of period	$17,267,481	$19,107,962
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,290,590	$93,420
Non-cash investing and financing activities:
Assumption of loans payable in conjunction with acquisitions of real estate	$22,175,637	$—
Fair value adjustment related to consolidation of net assets	$4,476,918	$—
Distribution reinvestment	$1,001,693	$325,944
Acquired non-controlling interests	$259,778	$—
Distributions payable	$113,818	$138,476

See accompanying notes to consolidated financial statements

RODIN GLOBAL PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Organization and Business Purpose

Rodin Global Property Trust, Inc. (the “Company”) was formed on February 2, 2016 as a Maryland corporation that has elected to be taxed as a real estate investment trust (“REIT”) for United States (“U.S.”) federal income tax purposes beginning with the taxable year ending December 31, 2017. The Company’s consolidated financial statements include Rodin Global Property Trust Operating Partnership, L.P. (the “Operating Partnership”) and its operating subsidiaries. Substantially all of the Company’s business is conducted through the Operating Partnership, a Delaware partnership formed on February 11, 2016. The Company is the sole general and a limited partner of the Operating Partnership. Unless the context otherwise requires, the “Company” refers to the Company and the Operating Partnership. The Company currently operates its business in one reportable segment, which focuses on investing in and managing income-producing commercial properties and other real estate-related assets.

On February 2, 2016, the Company was capitalized with a $200,001 investment by the Company’s sponsor, Cantor Fitzgerald Investors, LLC (“CFI”) through the purchase of 8,180 Class A shares of common stock. In addition, a wholly owned subsidiary of CFI, Rodin Global Property Trust OP Holdings, LLC (the “Special Unit Holder”), has invested $1,000 in the Operating Partnership and has been issued a special class of limited partnership units (“Special Units”), which is recorded as a non-controlling interest on the consolidated balance sheet as of June 30, 2019. The Company has registered with the Securities and Exchange Commission (“SEC”) an offering of up to $1.25 billion in shares of common stock, consisting of up to $1.0 billion in shares in the Company’s primary offering (the “Primary Offering”) and up to $250 million in shares pursuant to its distribution reinvestment plan (the “DRP”, and together with the Primary Offering, the “Offering”). On May 18, 2017, the Company satisfied the minimum offering requirement as a result of CFI’s purchase of $2.0 million in Class I shares (the “Minimum Offering Requirement”). On February 12, 2019, the Company’s board of directors authorized the extension of the term of the Offering until March 23, 2020.

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

As of June 30, 2019, the Company owned the following investments:

•	A retail property located in Grand Rapids, Michigan (the “GR Property”).
•	An office property located in Fort Mill, South Carolina (the “FM Property”).
•	An office property located in Columbus, Ohio (the “CO Property”).
•	A flex industrial property located in Lewisville, TX (the “Lewisville Property”).
•	A Delaware Statutory Trust, CF Net Lease Portfolio IV DST (the “DST”), which owns seven properties (individually, a “DST Property”, and collectively, the “DST Properties”).
•

A majority interest in CF Lancaster, LLC (the “Pennsylvania SPE”), which made a preferred equity investment through a joint venture agreement to purchase a cold storage and warehouse distribution facility located in Denver, Pennsylvania (the “PA Property”).

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

The Company evaluates all of its investments in real estate-related assets to determine if they are VIEs utilizing judgments and estimates that are inherently subjective. If different judgments or estimates were used for these evaluations, it could result in differing conclusions as to whether or not an entity is a VIE and whether or not to consolidate such entity. As of June 30, 2019, the Company concluded that it did have an investment in a VIE, and because the Company is not the primary beneficiary, it did not consolidate the entity, as described in further detail in Note 10.

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

Deferred Rent Receivable

As of June 30, 2019 and December 31, 2018, deferred rent receivable was $921,034 and $344,139, respectively, and represents rent earned in excess of rent received as a result of straight-lining rents over the terms of the leases on the FM Property, the CO Property, the Lewisville Property, and the DST in accordance with ASC Topic 842, Leases.

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

Upon the acquisition of real estate properties, the Company allocates the purchase price to acquired tangible assets, consisting of land, buildings and improvements, and to identified intangible assets and liabilities, consisting of the value of above-market leases, below-market leases, and in-place leases, based in each case on their respective fair values. The Company utilizes independent appraisals to assist in the determination of the fair values of the tangible assets of an acquired property (which includes land and buildings). The information in the appraisal, along with any additional information available to the Company’s management, is used in estimating the amount of the purchase price that is allocated to land. Other information in the appraisal, such as building value and market rents, may be used by the Company’s management in estimating the allocation of purchase price to the building and to intangible lease assets and liabilities. The appraisal firm has no involvement in management’s allocation decisions other than providing this market information.

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

The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate assets may not be recoverable. Impairment indicators that the Company considers include, but are not limited to, bankruptcy or other credit concerns of a property’s major tenant, such as a history of late payments, rental concessions and other factors, a significant decrease in a property’s revenues due to lease terminations, vacancies, co-tenancy clauses, reduced lease rates or other circumstances. When indicators of potential impairment are present, the Company assesses the recoverability of the assets by determining whether the carrying amount of the assets will be recovered through the undiscounted future cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying amount, the Company will adjust the real estate assets to their respective fair values and recognize an impairment loss. Generally, fair value is determined using a discounted cash flow analysis and recent comparable sales transactions. No impairment losses were recorded during the six months ended June 30, 2019 or June 30, 2018 after the Company assessed the recoverability of its assets. As of June 30, 2019 and December 31, 2018, no impairment losses have been identified.

RODIN GLOBAL PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Investments in Real Estate-Related Assets

Unconsolidated Equity Method Investments

The Company has performed a consolidation analysis in accordance with ASC Topic 810, Consolidation, as described in the “Variable Interest Entities” section of Note 2. The Company has determined, as a result of its analysis, that it is not the primary beneficiary of its investment in the Illinois SPE, and therefore has not consolidated the entity. The Company has accounted for its investment in the Illinois SPE, which is controlled and managed by CFI, under the equity method of accounting, and included within Investments in real estate-related assets on the Company’s consolidated balance sheet. In accordance with ASC Topic 323, Investments-Equity Method and Joint Ventures, the Company is able to exercise significant influence over this investee. Under the equity method, the investment is adjusted each period for capital contributions and distributions and its share of the entity’s net income (loss). Capital contributions, distributions and net income (loss) of such entity is recorded in accordance with the terms of the governing documents. An allocation of net income (loss) may differ from the stated ownership percentage interest in such entity as a result of preferred returns and allocation formulas, if any, as described in such governing documents. Investments in real estate-related assets are periodically reviewed for impairment based on projected cash flows from the underlying investment. If an impairment is identified, the carrying value of the investment will be reduced to the anticipated recoverable amount. As of June 30, 2019 and December 31, 2018, no impairment has been identified.

Preferred Equity Investments

The Company has made a preferred equity investment in the Pennsylvania JV (as defined below in Note 6), an entity that holds commercial real estate. A preferred equity investment is typically made by the Company in an entity that has an ownership interest in another entity that owns the underlying property. Preferred equity investments are not typically secured by the underlying property. Preferred equity investments generally have loan like characteristics in that they have the right to receive preferential cash distributions at a predetermined rate and offer protection to the Company through covenants that limit the borrower entity’s activities and grant the preferred equity holder rights to control the property in certain events of default.

The Company has performed a consolidation analysis in accordance with ASC Topic 810, Consolidation, as described in the “Variable Interest Entities” section of Note 2. The Company has determined, as a result of its analysis, that it is the primary beneficiary of its investment in the Pennsylvania SPE, and therefore has consolidated the entity. The Company’s investment in the Pennsylvania SPE is included within Investments in real estate-related assets on the Company’s consolidated balance sheet.

Deferred Financing Costs

Costs incurred in connection with obtaining financing are capitalized and amortized over the term of the related loan on a straight-line basis, which approximates the effective interest method. The carrying value of the deferred financing costs at June 30, 2019 and December 31, 2018 was $787,870 and $493,875, respectively which is net of accumulated amortization of  $45,586 and $20,034, respectively, and recorded as an offset to the related debt. For the six months ended June 30, 2019 and June 30, 2018, amortization of deferred financing costs was $25,552 and $4,098, respectively, and for the three months ended June 30, 2019 and June 30, 2018, amortization of deferred financing costs was $14,692 and $2,049, respectively, and is included in Interest expense on the accompanying consolidated statements of operations.

Revenue Recognition

Rental revenue is recognized on a straight-line basis over the life of the respective leases.

Preferred return income from the Company’s preferred equity investment is recognized when earned and accrued based on the outstanding investment balance.

Stock Subscriptions Receivable

As prescribed by ASC Topic 505, Equity, Stock subscriptions receivable represent the purchase of common stock for which the Company has not yet received payment from the purchaser. As of June 30, 2019 and December 31, 2018, stock subscriptions receivable were $0 and $286,918, respectively. The amount of outstanding stock subscriptions receivable as of December 31, 2018 was received by the Company during January 2019.

RODIN GLOBAL PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Due from Related Party

Due from related party includes amounts owed to the Company by CFI pursuant to the terms of the Sponsor Support Agreement for the reimbursement of selling commissions and dealer manager fees, as well as payments made by the Company on behalf of related parties, which at June 30, 2019 and December 31, 2018 was $2,450 and $0, respectively. The amount of Sponsor Support outstanding at June 30, 2019 was received by the Company during July 2019.

Deferred Revenue

Deferred revenue represents unearned rent received in advance from tenants at certain of the Company’s properties, which at June 30, 2019 and December 31, 2018 was $540,697 and $497,457 respectively.

Accrued Preferred Return Receivable

Accrued preferred return receivable represents the outstanding accrued preferred return earned on the Company’s investment in the Pennsylvania SPE, which at June 30, 2019 and December 31, 2018 was $76,241 and $0, respectively.

Restricted Reserves

Restricted reserves is comprised of amounts received from tenants at certain of the Company’s properties for recoverable property operating expenses to be paid by the Company on behalf of the tenants, pursuant to the terms of the respective net lease arrangements, which at June 30, 2019 and December 31, 2018 was $170,392 and $201,191, respectively.

Due to Related Parties

Due to related parties is comprised of amounts contractually owed by the Company for various services provided to the Company from related parties, which at June 30, 2019 and December 31, 2018 was $2,098,375 and $2,742,581, respectively (See Note 9).

Tenant Reimbursement Income

Certain property operating expenses, including real estate taxes and insurance, among others, are paid by the Company and are reimbursed by the tenants of the Company’s properties pursuant to the terms of the respective net leases. These reimbursements are reflected as Tenant reimbursement income in the accompanying consolidated statements of operations, which, for the six months ended June 30, 2019 and June 30, 2018 was $594,995 and $2,669, respectively, and for the three months ended June 30, 2019 and June 30, 2018 was $219,082 and $0, respectively.

Property Operating Expenses

Certain property operating expenses, including real estate taxes and insurance, among others, are paid by the Company and are reimbursed by the tenants of the Company’s properties pursuant to the terms of the respective net leases. These expenses incurred are reflected as Property operating expenses in the accompanying consolidated statements of operations, which, for the six months ended June 30, 2019 and June 30, 2018 was $594,995 and $2,669, respectively, and for the three months ended June 30, 2019 and June 30, 2018 was $219,082 and $0, respectively.

Organization and Offering Costs

The Advisor has agreed to pay, on behalf of the Company, all organizational and offering costs (including legal, accounting, and other costs attributable to the Company’s organization and offering, but excluding upfront selling commissions, dealer manager fees and distribution fees) (“O&O Costs”) through the first anniversary of the date on which the Company satisfied the Minimum Offering Requirement, which was May 18, 2018 (the “Escrow Break Anniversary”). After the Escrow Break Anniversary, the Advisor, in its sole discretion, may pay some or all of the additional O&O Costs incurred, but is not required to do so. To the extent the Advisor pays such additional O&O Costs, the Company is obligated to reimburse the Advisor subject to the 1% Cap (as defined below). Following the Escrow Break Anniversary, the Company began reimbursing the Advisor for payment of O&O Costs on a monthly basis, which will continue through the period ended May 18, 2021; provided, however, that the Company shall not be obligated to pay any amounts that as a result of such payment would cause the aggregate payments for O&O Costs (less selling commissions, dealer manager fees and distribution fees) paid to the Advisor to exceed 1% of gross proceeds of the Offering (the “1% Cap”), as of such payment date. Any amounts not reimbursed in any period shall be included in determining any reimbursement liability for a subsequent period. As of June 30, 2019, the Advisor has continued to pay all O&O Costs on behalf of the Company.

RODIN GLOBAL PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of June 30, 2019 and December 31, 2018, the Advisor has incurred O&O Costs on the Company’s behalf of $8,023,284 and $6,896,987, respectively. As of June 30, 2019 and December 31, 2018, the Company is obligated to reimburse the Advisor for O&O Costs in the amount of $820,580 and $743,439, respectively, which is included within Due to related parties in the accompanying consolidated balance sheets. As of June 30, 2019 and December 31, 2018, organizational costs of $12,817 and $13,039, respectively, were expensed and offering costs of $1,141,743 and $877,248, respectively, were charged to stockholders’ equity. As of June 30, 2019 and December 31, 2018, the Company has made reimbursement payments of $333,980 and $146,848, respectively, to the Advisor for O&O Costs incurred.

Income Taxes

The Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended. Accordingly, the Company generally is not subject to U.S. federal income tax to the extent of its distributions to stockholders and as long as certain asset, income, share ownership, minimum distribution and other requirements are met. To qualify as a REIT, the Company must annually distribute at least 90% of its REIT taxable income to its stockholders and meet certain other requirements. Under certain circumstances, federal income and excise taxes may be due on its undistributed taxable income. The Company may also be subject to certain state and local taxes. If the Company fails to meet these requirements, it will be subject to U.S. federal income tax, which could have a material adverse impact on its results of operations and amounts available for distributions to its stockholders.

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

Recently Adopted Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers. The ASU replaced certain previously existing revenue recognition guidance. The FASB has subsequently issued several additional amendments to the standard, including ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies the guidance on principal versus agent analysis based on the notion of control and affects recognition of revenue on a gross or net basis. Beginning January 1, 2018, companies are required to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and also includes additional disclosure requirements. The standard could have been adopted either retrospectively to prior reporting periods presented or as a cumulative effect adjustment as of the date of adoption. The Company adopted the guidance on its required effective date of January 1, 2018 using the modified retrospective transition method applied to contracts that were not completed as of the adoption date. Accordingly, the revenue standard is applied prospectively in the Company’s financial statements from January 1, 2018 onward and reported financial information for historical comparable periods is not revised and continues to be reported under the accounting standards in effect during those historical periods. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which makes changes to how cash receipts and cash payments are presented and classified in the Company’s consolidated statements of cash flows.  The standard became effective for the Company beginning January 1, 2018 and required adoption on a retrospective basis.  The adoption of this guidance did not have a material impact on the Company’s consolidated statements of cash flows.

RODIN GLOBAL PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires that the statements of cash flows present the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents.  The standard became effective for the Company beginning January 1, 2018 and required adoption on a retrospective basis.  The adoption of this guidance did not have a material impact on the Company’s consolidated statements of cash flows.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which clarifies the definition of a business with the objective of providing additional guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses.  The standard became effective for the Company beginning January 1, 2018 and is applied on a prospective basis.  The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

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

RODIN GLOBAL PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This standard requires lessees to recognize a right-of-use (“ROU”) asset and lease liability for all leases with terms of more than 12 months. Recognition, measurement and presentation of expenses will depend on the classification of a lease as a finance or operating lease. The amendments also require certain quantitative and qualitative disclosures. Accounting guidance for lessors is mostly unchanged. In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases, to clarify how to apply certain aspects of the new leases standard. The amendments address the rate implicit in the lease, impairment of the net investment in the lease, lessee reassessment of lease classification, lessor reassessment of lease term and purchase options, variable payments that depend on an index or rate and certain transition adjustments, among other issues. In addition, in July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, which provides an additional (and optional) transition method to adopt the new leases standard. Under the new transition method, a reporting entity would initially apply the new lease requirements at the effective date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption; continue to report comparative periods presented in the financial statements in the period of adoption in accordance with previous U.S. GAAP (i.e., ASC 840, Leases); and provide the required disclosures required by ASC 840 for all periods presented under that standard. Further, ASU No. 2018-11 contains a new practical expedient that allows lessors to avoid separating lease and associated non-lease components within a contract if certain criteria are met. In December 2018, the FASB issued ASU No. 2018-20, Leases (Topic 842): Narrow-Scope Improvements for Lessors, to clarify guidance for lessors on sales taxes and other similar taxes collected from lessees, certain lessor costs and recognition of variable payments for contracts with lease and non-lease components. In March 2019, the FASB issued ASU 2019-01, Leases (Topic 842), Codification Improvements, to clarify certain application and transitional disclosure aspects of the new leases standard. The amendments address determination of the fair value of the underlying asset by lessors that are not manufacturers or dealers and clarify interim period transition disclosure requirements, among other issues. The guidance in ASUs 2016-02, 2018-10, 2018-11 and 2018-20 is effective beginning January 1, 2019, with early adoption permitted; whereas the guidance in ASU 2019-01 is effective beginning January 1, 2020, with early adoption permitted. The Company adopted the above mentioned standards on January 1, 2019 using the effective date as the date of initial application. As a result, pursuant to this transition method financial information was not updated and the disclosures required under the leases standards were not provided for dates and periods before January 1, 2019. The guidance provides a number of optional practical expedients to be utilized upon transition. Accordingly, the Company has elected the ‘package of practical expedients,’ which permits the Company not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs. The Company did not elect the use-of-hindsight or the practical expedient pertaining to land easements, with the latter not being applicable to the Company. While the guidance identifies common area (building) maintenance as a non-lease component of the Company’s real estate lease contracts, the Company has applied the practical expedient to account for its real estate leases and associated common area maintenance (“CAM”) service components as a single, combined operating lease component, however, the CAM service component is not material to the Company’s consolidated financial statements. Consequently, the application of the guidance on contract components did not have a material effect on the Company’s consolidated financial statements. In addition, due to the standard’s narrowed definition of initial direct costs, the Company will expense as incurred significant lease origination costs previously capitalized as initial direct costs and amortized to expense over the lease term. As these types of costs have not historically been incurred by the Company, the change in accounting for any such costs to be incurred in the future is not expected to have a material impact on the Company’s consolidated financial statements. See Note Note 3 – Investment in Real Estate for additional information on the Company’s leasing arrangements.

RODIN GLOBAL PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

New Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires financial assets that are measured at amortized cost to be presented, net of an allowance for credit losses, at the amount expected to be collected over their estimated life. Expected credit losses for newly recognized financial assets, as well as changes to credit losses during the period, are recognized in earnings. For certain purchased financial assets with deterioration in credit quality since origination, the initial allowance for expected credit losses will be recorded as an increase to the purchase price. Expected credit losses, including losses on off-balance-sheet exposures such as lending commitments, will be measured based on historical experience, current conditions and reasonable and supportable forecasts that affect the collectability of the reported amount. The new standard will become effective for the Company beginning January 1, 2020, under a modified retrospective approach, and early adoption is permitted. In November 2018, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, to clarify that operating lease receivables accounted for under ASC 842, Leases, are not in the scope of the new credit losses guidance, and, instead, impairment of receivables arising from operating leases should be accounted for in accordance with ASC 842, Leases. In April 2019, the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. The ASU makes changes to the guidance introduced or amended by ASU No. 2016-13 to clarify the scope of the credit losses standard and address guidance related to accrued interest receivable balances, recoveries, variable interest rates and prepayments, among other issues. In addition, in May 2019, the FASB issued ASU No. 2019-05, Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief. The amendments in this ASU allow entities, upon adoption of ASU No. 2016-13, to irrevocably elect the fair value option for financial instruments that were previously carried at amortized cost and are eligible for the fair value option under ASC 825-10, Financial Instruments: Overall. The amendments in ASUs No. 2018-19, 2019-04 and 2019-05 are required to be adopted concurrently with the guidance in ASU No. 2016-13. The Company plans to adopt the standards on their required effective date. Management is evaluating and planning for adoption and implementation of the new credit losses guidance, including forming an implementation team and continuing its assessment of the impact of the new guidance on the Company’s consolidated financial statements. Given the objective of the new standard, it is generally expected allowances for credit losses for the financial instruments within its scope would increase, however, the amount of any change will be dependent on the composition and quality of the Company’s portfolios at the adoption date as well as economic conditions and forecasts at that time.

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

RODIN GLOBAL PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 3 – Investment in Real Estate

Investment in real estate, net consisted of the following at June 30, 2019 and December 31, 2018.

	June 30, 2019	December 31, 2018
Building and building improvements	$115,184,153	$86,672,153
Land	17,699,127	12,710,127
Total	132,883,280	99,382,280
Accumulated depreciation	(2,343,805)	(791,575)
Investment in real estate, net	$130,539,475	$98,590,705

As of June 30, 2019, the Company owned five investments in real estate:

•	the GR Property, located at 3596 Alpine Avenue, Grand Rapids, Michigan;
•	the FM Property, located at 2477 Deerfield Drive, Fort Mills, South Carolina.;
•	the CO Property, located at 3075 Loyalty Circle, Columbus, Ohio;
•	the Lewisville Property, located at 651 East Corporate Drive, Lewisville, Texas; and
•	the DST, a portfolio comprised of seven properties located throughout the U.S.

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

On April 30, 2019, the Company entered into a consent and assumption agreement pursuant to which the Company agreed to replace CF Real Estate Holdings, LLC (the “CF Guarantor”), an affiliate of CFI and the previous guarantor of the GR Loan and assumed all of the liabilities and obligations in connection with the GR Loan of the CF Guarantor as of July 11, 2017. Pursuant to the consent and the assumption agreement, the Company also agreed to indemnify the lender of the GR Loan against certain environmental liabilities to the GR Property.

On April 30, 2019, the Company entered into a Reimbursement Agreement with the CF Guarantor, pursuant to which the Company agreed to reimburse, promptly upon demand, all costs and expenses of the CF Guarantor incurred in connection with guaranteeing the GR Loan and an environmental indemnity related to the GR Loan provided by the CF Guarantor (the “Costs and Expenses”), not otherwise recovered by the CF Guarantor from another person or entity. The CF Guarantor shall not be required to recover the Costs and Expenses from any other third party and to the extent the CF Guarantor does receive any reimbursement of Costs and Expenses from a third party after the Company has reimbursed the CF Guarantor for such Costs and Expenses, the CF Guarantor has agreed to return to the Company an amount equal to the Costs and Expenses received from a third party. As of June 30, 2019, there have been no Costs and Expenses incurred by the CF Guarantor.

The following table summarizes the acquisition cost allocation for the GR Property:

3596 Alpine Avenue
Building and building improvements	$5,769,179
Land	934,021
In-place lease intangibles	864,148
Above-market lease intangibles	451,899
Total acquisition cost	$8,019,247

RODIN GLOBAL PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Subsequent to the date of initial acquisition, the Company purchased additional membership interests in the FM Property SPE from CFI totaling $10,605,551 during the year ended December 31, 2018. As of June 30, 2019, the Company’s ownership interest in the FM Property SPE was 100%.

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

The Company funded its pro rata portion of the purchase price of $14,500,000 and acquisition expenses with cash from the Offering. The CO Property was acquired with the proceeds of contributions from the CO Property SPE’s members and a loan from a related party, Cantor Commercial Real Estate Lending, L.P. (“CCRE”) (described in Note 7). The purchase price for any membership interests purchased by the Company from CFI was equal to the equity contributed by CFI in exchange for such membership interests.

Subsequent to the date of initial acquisition, the Company purchased additional membership interests in the CO Property SPE from CFI totaling $6,666,846 during the year ended December 31, 2018. On April 30, 2019, the Company purchased additional interests of $190,057 in the CO Property SPE. As of June 30, 2019, the Company’s ownership interest in the CO Property SPE was 100%.

On December 17, 2018, the CO Property SPE operating agreement was amended to include the Company as a co-managing member, with CFI. Based on the Company’s consolidation analysis, which was performed in accordance with ASC 810 as described in the “Variable Interest Entities” section of Note 2, because the Company obtained 50% of the decision making power, and the CO Property SPE is most closely associated with the Company, management has determined that the Company is the primary beneficiary of the CO Property SPE. Accordingly, effective December 17, 2018, the Company consolidated the CO Property SPE, and no longer accounted for its investment in the CO Property SPE under the equity method of accounting.

RODIN GLOBAL PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Upon obtaining 100% ownership of the CO Property SPE with the purchase of the remaining ownership interests of CFI on April 30, 2019, and pursuant to the terms of the CO Property SPE limited liability company agreement, the Company replaced the CF Guarantor with respect to the guaranty and the environmental indemnification related to the CO Loan. The Operating Partnership became the sole managing member of the CO Property SPE.

In addition, on April 30, 2019, the Company entered into an Environmental Indemnity Agreement, pursuant to which, effective as of April 30, 2019, the Company has agreed to (i) replace the CF Guarantor and (ii) indemnify against certain environmental liabilities related to the CO Property.

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

RODIN GLOBAL PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

CF Net Lease Portfolio IV DST

On November 15, 2016, the DST acquired the fee simple interest in seven retail properties, the DST Properties, for a total purchase price of $36,317,830, including related acquisition expenses. The purchase price was comprised of $13,822,646 in equity and $22,495,184 in proceeds from the DST Loan (as defined below). The acquisition of the beneficial interests in the DST (the “Interests”) by the Company has been structured such that the total purchase price for 100% of the Interests equals the equity portion of the purchase price paid by CFI and its affiliates to acquire the DST Properties plus $25,000 (reflecting the DST’s cash reserves).

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

During the year ended December 31, 2017, the Company, through the Operating Partnership, acquired 9,980 Interests in the DST, for a purchase price of $9,980,000.  Prior to the acquisition of the Interests, the DST was an indirect wholly owned subsidiary of CFI.  Each Interest represents a 0.0072214% ownership of the DST.

During the year ended December 31, 2018, the Company, through the Operating Partnership, purchased the remaining 3,868 beneficial interests in the DST from a subsidiary owned by CFI totaling $3,867,646. As of June 30, 2019, the Company’s ownership interest in the DST was 100%.

On May 9, 2019, the Company entered into an amendment to the amended and restated trust agreement of the DST, pursuant to which the Company may remove the manager of the DST, and in such case of removal, or resignation, of the manager, the Company may appoint a successor manager. Based on the Company’s consolidation analysis, which was performed in accordance with ASC 810 as described in the “Variable Interest Entities” section of Note 2, management has determined that the Company is the primary beneficiary of the DST. Accordingly, effective May 9, 2019, the Company has consolidated the DST, and has no longer accounted for its investment in the DST under the equity method of accounting. The effect of the consolidation has been accounted for as an adjustment to Additional paid-in capital in the Company’s consolidated balance sheet.

RODIN GLOBAL PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the Company’s acquisition cost allocation for the DST as of May 9, 2019:

The DST
Building and building improvements	$28,512,000
Land	4,989,000
In-place lease intangibles	6,527,000
Below-market lease intangibles	(828,000)
Total acquisition cost	$39,200,000

DST Properties Lease

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

The following table provides certain information about the DST Properties lease:

Lease Commencement Date(1)	Lease Expiration Date	Rentable Square Feet	Annualized Rental Income (first 5 lease years)(2)	Rental Escalations	Tenant Renewal Options
November 15, 2016	November 30, 2031	103,537	$2,195,958	5.0% rent escalations every 5 years	12 extension options for 5 year each
Note:

(1)Represents the commencement date of the original lease on the DST Properties with its previous owner. The Company acquired Interests in the DST Properties on September 1, 2017, and as such began earning rent from the DST Properties at that time.

(2) Represents the annualized rental income for the first five lease years for the DST Properties commencing on the date the Company acquired the DST Properties, September 1, 2017.

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

RODIN GLOBAL PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 4 - Intangibles

The amortization of acquired above-market and/or below-market leases is recorded as an adjustment to rental revenue on the consolidated statements of operations. For the six months ended June 30, 2019 and June 30, 2018, the net amount of such amortization was included as an increase to rental income of $139,284 and a decrease to rental income of $15,148, respectively. For the three months ended June 30, 2019 and June 30, 2018, the net amount of such amortization was included as an increase to rental income of $74,873 and a decrease to rental income of $7,574, respectively.

The amortization of in-place leases is recorded as an adjustment to depreciation and amortization expense on the consolidated statements of operations. For the six months ended June 30, 2019 and June 30, 2018, the amount of such amortization was $592,212 and $28,966, respectively, and for the three months ended June 30, 2019 and June 30, 2018, the amount of such amortization was $329,832 and $14,483, respectively.

As of June 30, 2019 and December 31, 2018, the gross carrying amount and accumulated amortization of the Company’s intangible assets consisted of the following:

	June 30, 2019	December 31, 2018
Intangible assets:
In-place lease intangibles	$18,988,766	$12,461,766
Above-market lease intangibles	451,899	451,899
Total intangible assets	19,440,665	12,913,665
Accumulated amortization:
In-place lease amortization	(887,938)	(295,726)
Above-market lease amortization	(59,328)	(44,181)
Total accumulated amortization	(947,266)	(339,907)
Intangible assets, net	$18,493,399	$12,573,758

The estimated future amortization on the Company’s intangible assets for each of the next five years and thereafter as of June 30, 2019 is as follows:

Year	In-place Lease Intangibles	Above-market Lease Intangibles	Total
2019 (remaining)	$788,021	$15,146	$803,167
2020	1,576,043	30,295	1,606,338
2021	1,576,043	30,295	1,606,338
2022	1,576,043	30,295	1,606,338
2023	1,576,043	30,295	1,606,338
Thereafter	11,008,635	256,245	11,264,880
	$18,100,828	$392,571	$18,493,399

As of June 30, 2019 and December 31, 2018, the gross carrying amount and accumulated amortization of the Company’s intangible liabilities consisted of the following:

	June 30, 2019	December 31, 2018
Intangible liabilities:
Below-market lease intangibles	$4,652,316	$3,824,316
Accumulated amortization:
Below-market lease amortization	(169,709)	(15,278)
Intangible liabilities, net	$4,482,607	$3,809,038

RODIN GLOBAL PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The estimated future amortization on the Company’s intangible liabilities for each of the next five years and thereafter as of June 30, 2019 is as follows:

Year	Below-market Lease Intangibles
2019 (remaining)	$179,266
2020	358,542
2021	358,542
2022	358,542
2023	358,542
Thereafter	2,869,173
$4,482,607

Note 5 - Five Year Minimum Rental Payments

The estimated future minimum rents the Company expects to receive for the GR Property, FM Property, CO Property, Lewisville Property and the DST Properties for each of the next five years and thereafter through the end of the primary term as of June 30, 2019 is as follows:

Year	GR Property	FM Property	CO Property	Lewisville Property	DST Properties	Total
2019 (remaining)	$250,000	$1,230,594	$1,577,354	$444,628	$1,097,979	$4,600,555
2020	500,000	2,509,240	3,179,980	889,255	2,195,958	9,274,433
2021	500,000	2,560,296	3,214,006	915,933	2,209,683	9,399,918
2022	500,000	2,611,352	3,248,395	915,933	2,305,756	9,581,436
2023	500,000	2,663,909	3,283,153	943,411	2,305,756	9,696,229
Thereafter	4,250,000	14,136,439	30,264,651	4,358,982	18,970,609	71,980,681
Total	$6,500,000	$25,711,830	$44,767,539	$8,468,142	$29,085,741	$114,533,252

Note 6 - Investments in Real Estate-Related Assets

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

Subsequent to January 2, 2019, the Company purchased additional membership interests in the Pennsylvania SPE from CFI totaling $6,907,598, bringing the Company’s total investment in the Pennsylvania SPE to $11,686,951. As of June 30, 2019, the Company’s interest in the Pennsylvania SPE was 99.0%. The Company intends, but is not obligated, to purchase 100% of the membership interests of the Pennsylvania SPE from CFI. Subject to the limitations in the Company’s charter, the Company anticipates the purchase price for any membership interests purchased from CFI would be equal to CFI’s purchase price in exchange for such membership interests.

Based on the Company’s consolidation analysis, which was performed in accordance with ASC 810 as described in the “Variable Interest Entities” section of Note 2, management has determined that the Company is the primary beneficiary of the Pennsylvania SPE. Accordingly, on June 5, 2019, the Company has consolidated the Pennsylvania SPE, and has no longer accounted for its investment in the Pennsylvania SPE under the equity method of accounting.

RODIN GLOBAL PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Subsequent to January 2, 2019, the Company purchased additional membership interests in the Illinois SPE from CFI totaling $3,811,494, bringing the Company’s total investment in the Illinois SPE to $8,910,684. As of June 30, 2019, the Company’s interest in the Illinois SPE was 70.8%. The Company intends, but is not obligated, to purchase 100% of the membership interests of the Illinois SPE from CFI. Subject to the limitations in the Company’s charter, the Company anticipates the purchase price for any membership interests purchased from CFI would be equal to CFI’s purchase price in exchange for such membership interests.

Based on the Company’s consolidation analysis, the Illinois SPE is accounted for as an equity method investment in accordance with ASC 323. Although the Company’s ownership interest in the Illinois SPE is 70.8%, the Company does not consolidate the Illinois SPE, as CFI is the primary beneficiary due to its continued management and control of the Illinois SPE. The Company’s consolidation analysis was performed in accordance with ASC 810 as described in the “Variable Interest Entities” section of Note 2.

RODIN GLOBAL PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The results of operations for the Company’s investments in real estate-related assets for the three and six months ended June 30, 2019 and June 30, 2018 are summarized below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
DST Properties(4)	2019	2018	2019	2018
Revenues	$580,938	$580,937	$1,161,875	$1,161,874
Operating expenses	(280,885)	(210,450)	(491,295)	(421,218)
Other expenses, net	(261,170)	(261,171)	(519,471)	(519,472)
Net income	$38,883	$109,316	$151,109	$221,184

Net income attributable to the Company(1) (2)	$40,971	$109,315	$137,147	$210,135

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
FM Property(3)	2019	2018	2019	2018
Revenues	$—	$667,660	$—	$1,112,766
Operating expenses	—	(415,252)	—	(620,222)
Other expenses, net	—	(213,693)	—	(351,780)
Net income	$—	$38,715	$—	$140,764

Net income attributable to the Company(1)	$—	$36,740	$—	$102,880

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
CO Property(5)	2019	2018	2019	2018
Revenues	$840,711	$—	$1,681,422	$—
Operating expenses	(364,034)	—	(727,391)	—
Other expenses, net	(337,967)	—	(688,936)	—
Net income	$138,710	$—	$265,095	$—

Net income attributable to the Company(1)	$(11,177)	$—	$(11,177)	$—

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Pennsylvania SPE(6)	2019	2018	2019	2018
Revenues	$231,264	$—	$457,444	$—
Operating expenses	(267)	—	(267)	—
Other expenses, net	2,268	—	2,268	—
Net income	$233,265	$—	$459,445	$—

Net income attributable to the Company(1)	$117,003	$—	$253,441	$—

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Illinois SPE	2019	2018	2019	2018
Revenues	$246,739	$—	$488,056	$—
Operating expenses	(272)	—	(272)	—
Other expenses, net	2,447	—	2,447	—
Net income	$248,914	$—	$490,231	$—

Net income attributable to the Company(1)	$176,107	$—	$321,811	$—
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

(4) Effective May 9, 2019, the Company has consolidated the DST, and has no longer accounted for its investment in the DST under the equity method of accounting. See Note 3 for additional information.

(5) On April 30, 2019, the Company purchased CFI’s remaining interest in the CO Property SPE in the amount of $190,057. The difference between the purchase price paid by the Company to acquire the remaining interests and the value of the Non-controlling interest in subsidiaries per the Company’s balance sheet has been accounted for in Income from investments in real estate-related assets on the Company’s consolidated statements of operations.

(6) Effective June 5, 2019, the Company has consolidated the Pennsylvania SPE, and has no longer accounted for its investment in the Pennsylvania SPE under the equity method of accounting.

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

On November 15, 2016, in connection with the purchase of the DST Properties, (refer to Note 3), the DST entered into a loan agreement (the “DST Loan”) with Citigroup Global Markets Realty Corp. with an outstanding principal amount of $22,495,184. The DST Loan provides for monthly interest payments and bears interest at an initial fixed rate of 4.593% per annum through anticipated repayment date, December 1, 2026 (the “DST Anticipated Repayment Date”), and thereafter at an increased rate of 3% per annum plus the greater of the initial interest rate or the 10 year swap yield as of the first business day after the DST Anticipated Repayment Date.

As of June 30, 2019 and December 31, 2018, the Company’s Loans payable balance was $73,757,314 and $51,556,125, net of deferred financing costs, respectively. As of June 30, 2019 and December 31, 2018, deferred financing costs were $787,870 and $493,875, net of accumulated amortization of $45,586 and $20,034, respectively, which has been accounted for within Interest expense on the consolidated statements of operations.

RODIN GLOBAL PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Information on the Company’s Loans payable as of June 30, 2019 and December 31, 2018 is as follows:

Description	June 30, 2019
	GR Property	FM Property	CO Property	DST Properties	Total
Principal amount of loans	$4,500,000	$21,000,000	$26,550,000	$22,495,184	$74,545,184
Less: Deferred financing costs, net of accumulated amortization of $45,586	(65,780)	(176,210)	(229,970)	(315,910)	(787,870)
Loans payable, net of deferred financing costs and amortization	$4,434,220	$20,823,790	$26,320,030	$22,179,274	$73,757,314

Description	December 31, 2018
	GR Property	FM Property	CO Property	DST Properties(1)	Total
Principal amount of loans	$4,500,000	$21,000,000	$26,550,000	$—	$52,050,000
Less: Deferred financing costs, net of accumulated amortization of $20,034	(69,878)	(185,396)	(238,601)	—	(493,875)
Loans payable, net of deferred financing costs and amortization	$4,430,122	$20,814,604	$26,311,399	$—	$51,556,125
Note:

(1) Effective May 9, 2019, the Company has consolidated the DST, and has no longer accounted for its investment in the DST under the equity method of accounting. Accordingly, the Loans payable attributable to the DST were not included in the Company’s consolidated balance sheet at December 31, 2018. See Note 3 for additional information.

For the six months ended June 30, 2019 and June 30, 2018, the Company incurred $1,369,950 and $92,907, respectively, of interest expense, and for the three months ended June 30, 2019 and June 30, 2018, the Company incurred $766,576 and $46,710, respectively, of interest expense, which is included within Interest expense on the consolidated statements of operations. As of June 30, 2019 and December 31, 2018, $239,215 and $159,855, respectively, was unpaid and is recorded as accrued interest payable on the Company’s consolidated balance sheet. All of the unpaid interest expense accrued as of June 30, 2019 and December 31, 2018 was paid during July 2019 and January 2019, respectively.

Also included within Interest expense on the consolidated statements of operations is amortization of deferred financing costs, which, for the six months ended June 30, 2019 and June 30, 2018, was $25,552 and $4,098, respectively, and for the three months ended June 30, 2019 and June 30, 2018 was $14,692 and $2,049, respectively.

The following table presents the future principal payment due under the Company’s Loan agreements as of June 30, 2019:

Year	Amount
2019 (remaining)	$—
2020	—
2021	—
2022	—
2023	—
Thereafter	74,545,184
Total	$74,545,184

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

RODIN GLOBAL PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company determines its net asset value as of the end of each quarter. Net Asset Value (“NAV”), as defined, is calculated consistent with the procedures set forth in the Company’s prospectus and excludes any O&O Costs, with such costs to be reflected in the Company’s NAV to the extent the Company reimburses the Advisor for these costs. As of June 30, 2019, the per share purchase price for shares of common stock in the Primary Offering was $26.61 per Class A share, $25.78 per Class T share, and $25.28 per Class I share. The price for each class of shares of common stock in the Company’s DRP was $25.28. The Company’s board of directors adjusts the offering prices of each class of shares such that the purchase price per share for each class equals the NAV per share as of the most recent valuation date, as determined on a quarterly basis, plus applicable upfront selling commissions and dealer manager fees, less applicable support from CFI of a portion of selling commissions and dealer manager fees (as described below).

The Company’s shares of common stock consist of Class A shares, Class T shares and Class I shares, all of which are collectively referred to herein as shares of common stock. As of June 30, 2019, the Company’s total number of authorized common shares was 400,000,000, consisting of 160,000,000 of Class A authorized common shares, 200,000,000 of Class T authorized common shares and 40,000,000 of Class I authorized common shares. The Company has the right to reallocate the shares of common stock offered between the Company’s Primary Offering and the Company’s DRP. The Class A shares, Class T shares and Class I shares have identical rights and privileges, including identical voting rights, but have different upfront selling commissions and dealer manager fees and the Class T shares have an ongoing distribution fee. The per share amount of distributions on Class T shares is lower than the per share amount of distributions on Class A shares and Class I shares because of the on-going distribution fee that is payable with respect to Class T shares sold in the Primary Offering.

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

As of June 30, 2019, the Company had sold 4,467,038 shares of its common stock (consisting of 2,654,206 Class A shares, 1,147,847 Class T shares and 664,985 Class I shares) in the Offering for aggregate net proceeds of $110,295,038. As of December 31, 2018, the Company had sold 3,449,206 shares of its common stock (consisting of 2,108,382 Class A shares, 939,185 Class T shares and 401,639 Class I shares) in the Offering for aggregate net proceeds of $85,032,704.

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

To ensure that the Company has sufficient funds to cover cash distributions authorized and declared during the Offering, the Company and CFI entered into a distribution support agreement (the “Distribution Support Agreement”). The terms of the agreement provide that in the event that cash distributions exceed modified funds from operations (“MFFO”), defined as a supplemental measure to reflect the operating performance of a non-traded REIT, for any calendar quarter through March 23, 2019, CFI shall purchase Class I shares from the Company in an amount equal to the distribution shortfall, up to $5 million (less the $2.0 million of shares purchased by CFI in order to satisfy the Minimum Offering Requirement). On March 21, 2019, the Company’s board of directors and CFI amended the Distribution Support Agreement to extend the term of the Distribution Support Agreement for the period ending upon the termination of the Primary Offering. In addition to the shares purchased to satisfy the Minimum Offering Requirement, as of June 30, 2019, CFI has purchased $1,107,656 in Class I shares pursuant to the Distribution Support Agreement.

As of June 30, 2019 and December 31, 2018, the Company has declared distributions of $6,441,668 and $3,490,489, respectively, of which $538,785 and $424,967, respectively, was unpaid as of the respective reporting dates and has been recorded as distribution payable on the accompanying consolidated balance sheets. All of the unpaid distributions as of June 30, 2019 and December 31, 2018 were paid during July 2019 and January 2019, respectively. As of June 30, 2019 and December 31, 2018, distributions reinvested pursuant to the Company’s DRP were $2,053,594 and $1,051,901, respectively.

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

As of June 30, 2019, the Company has received eligible share repurchase requests for a total of $593,606. 1,140 shares were repurchased in October 2018, 21,811 shares were repurchased during the six months ended June 30, 2019, and 951 shares were repurchased in July 2019.

RODIN GLOBAL PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Non-controlling Interest

Special Unit Holder

The Special Unit Holder has invested $1,000 in the Operating Partnership and has been issued a special class of limited partnership units as part of the overall consideration for the services to be provided by the Advisor. This investment has been recorded as a component of Non-controlling interests in subsidiaries on the consolidated balance sheets as of June 30, 2019 and December 31, 2018, respectively.

CFI Interest in the Pennsylvania SPE

Based on the Company’s consolidation analysis, which was performed in accordance with ASC 810 as described in the “Variable Interest Entities” section of Note 2, management has determined that the Company is the primary beneficiary of the Pennsylvania SPE. Accordingly, effective June 5, 2019, with the purchase of $3,519,092 of additional interests in the Pennsylvania SPE from CFI, the Company has consolidated the Pennsylvania SPE, and no longer accounts for its investment in the Pennsylvania SPE under the equity method of accounting. As of June 30, 2019, the Company’s ownership interest in the Pennsylvania SPE was 99.0%, and CFI’s interest was 1.0%. CFI’s total ownership interest of $259,778 has been recorded as a component of Non-controlling interests in subsidiaries on the Company’s consolidated balance sheet as of June 30, 2019.

Purchase of Remaining CFI Interest in the CO Property SPE

On April 30, 2019, the Company purchased additional membership interests in the CO Property SPE from a subsidiary owned by CFI for $190,057. As of May 15, 2019, the Company’s interest in the CO Property SPE was 100%. Prior to the purchase, CFI’s remaining ownership interest in the CO Property SPE had been recorded as a component of Non-controlling interests in subsidiaries on the Company’s consolidated balance sheet.

Note 9 – Related Party Transactions

Pennsylvania SPE Interests

Subsequent to the initial acquisition, and during the six months ended June 30, 2019, the Company, through the Operating Partnership, acquired additional membership interests in the Pennsylvania SPE from CFI totaling $6,907,598. As of June 30, 2019, the Company’s interest in the Pennsylvania SPE was 99.0%. Accordingly, effective June 5, 2019, the Company has consolidated the Pennsylvania SPE and no longer accounts for its investment in the Pennsylvania SPE under the equity method of accounting, as described in “Note 6—Investment in Real Estate-Related Assets”.

Illinois SPE Interests

Subsequent to the date of initial acquisition, and during the six months ended June 30, 2019, the Company, through the Operating Partnership, acquired additional membership interests in the Illinois SPE from CFI totaling $3,811,494. As of June 30, 2019, the Company’s ownership interest in the Illinois SPE was 70.8%. As of June 30, 2019, the Company accounts for its investment in the Illinois SPE under the equity method of accounting, as described in “Note 6—Investment in Real Estate-Related Assets”.

DST Interests

During the year ended December 31, 2018, the Company, through the Operating Partnership, acquired an additional 3,868 Interests in the DST from a subsidiary owned by CFI totaling $3,867,646. As of June 30, 2019 and December 31, 2018, the Company’s interest in the DST was 100%.

On May 9, 2019, the Company entered into an amendment to the amended and restated trust agreement of the DST, pursuant to which the Company may remove the manager of the DST, and in such case of removal, or resignation, of the manager, the Company may appoint a successor manager. Based on the Company’s consolidation analysis, which was performed in accordance with ASC 810 as described in the “Variable Interest Entities” section of Note 2, management has determined that the Company has replaced CFI as the primary beneficiary of the DST. Accordingly, effective May 9, 2019, the Company has consolidated the DST and no longer accounts for its investment in the DST under the equity method of accounting, as described in “Note 3—Investment in Real Estate”.

RODIN GLOBAL PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

FM Property Interests

Subsequent to the initial acquisition closing, and during the year ended December 31, 2018, the Company, through the Operating Partnership, acquired additional membership interests in the FM Property SPE from CFI totaling $10,605,551. As of June 30, 2019 and December 31, 2018, the Company’s interest in the FM Property SPE was 100%.

CO Property Interests

Subsequent to the date of initial acquisition, and during the year ended December 31, 2018, the Company, through the Operating Partnership, acquired additional membership interests in the CO Property SPE from CFI totaling $6,666,846. On April 30, 2019, the Company purchased additional membership interests in the CO Property SPE from a subsidiary owned by CFI for $190,057. As of June 30, 2019 and December 31, 2018, the Company’s ownership interest in the CO Property SPE was 100% and 98.90%, respectively.

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

The Advisor has agreed to pay for all of the O&O Costs on the Company’s behalf (other than selling commissions, dealer manager fees and distribution fees) through the Escrow Break Anniversary. After the Escrow Break Anniversary, the Advisor, in its sole discretion, may pay some or all of the additional O&O Costs incurred, but is not required to do so. To the extent the Advisor pays such additional O&O Costs, the Company is obligated to reimburse the Advisor subject to the 1% Cap. Following the Escrow Break Anniversary, the Company began reimbursing the Advisor for such costs on a monthly basis, which will continue through May 18, 2021; provided that the Company will not be obligated to reimburse any amounts that as a result of such payment would cause the aggregate payments for O&O Costs paid to the Advisor to exceed the 1% Cap as of such reimbursement date. As of June 30, 2019 and December 31, 2018, the Advisor had incurred $8,023,284 and $6,896,987, respectively, of O&O Costs (other than upfront selling commissions, dealer manager fees and distribution fees) on behalf of the Company. The amount of the Company’s obligation is limited to the 1% Cap less any reimbursement payments made by the Company to the Advisor for O&O Costs incurred, which, at June 30, 2019 and December 31, 2018, is $820,580 and $743,439, respectively, and is included within Due to related parties in the accompanying consolidated balance sheets. As of June 30, 2019 and December 31, 2018, organizational costs of $12,817 and $13,039 were expensed and offering costs of $1,141,743 and $877,248 were charged to stockholders’ equity. As of June 30, 2019 and December 31, 2018, the Company has made reimbursement payments of $333,980 and $146,848, respectively, to the Advisor for O&O Costs incurred. As of June 30, 2019, the Advisor has continued to pay all O&O Costs on behalf of the Company.

Acquisition Expenses. The Company currently does not intend to pay the Advisor any acquisition fees in connection with making investments. The Company will, however, provide reimbursement of customary acquisition expenses (including expenses relating to potential investments that the Company does not close), such as legal fees and expenses (including fees of in-house counsel of affiliates and other affiliated service providers that provide resources to the Company), costs of due diligence (including, as necessary, updated appraisals, surveys and environmental site assessments), travel and communication expenses, accounting fees and expenses and other closing costs and miscellaneous expenses relating to the acquisition or origination of the Company’s investments. While most of the acquisition expenses are expected to be paid to third parties, a portion of the out-of-pocket acquisition expenses may be paid or reimbursed to the Advisor or its affiliates. The Advisor has not incurred any reimbursable acquisition expenses on behalf of the Company as of June 30, 2019.

RODIN GLOBAL PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Distribution Fees. Distribution fees are payable to the Dealer Manager with respect to the Company’s Class T shares only, all or a portion of which may be re-allowed by the Dealer Manager to participating broker-dealers. The distribution fees accrue daily and are calculated on outstanding Class T shares issued in the Primary Offering in an amount equal to 1.0% per annum of (i) the gross offering price per Class T share in the Primary Offering, or (ii) if the Company is no longer offering shares in a public offering, the most recently published per share NAV of Class T shares. The distribution fee is payable monthly in arrears and is paid on a continuous basis from year to year. During the six months ended June 30, 2019 and June 30, 2018, the Company paid distribution fees of $119,614 and $41,323, respectively. As of June 30, 2019 and December 31, 2018, the Company has incurred a liability of $891,241 and $806,038, respectively, which is included within Due to related parties on the consolidated balance sheets, $20,247 and $19,415, respectively, of which was due as of June 30, 2019 and December 31, 2018 and paid during July 2019 and January 2019, respectively.

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

Asset Management Fees. Asset management fees are due to the Advisor and consist of monthly fees equal to one-twelfth of 1.25% of the cost of the Company’s investments at the end of each month. In the case of investments made through joint ventures, the asset management fee will be determined based on the Company’s proportionate share of the underlying investment. For the six months ended June 30, 2019, and June 30, 2018, the Company incurred asset management fees of $1,015,490 and $252,786, respectively, and for the three months ended June 30, 2019 and June 30, 2018, the Company incurred asset management fees of $513,792 and $252,786, respectively. The asset management fee related to the first quarter of 2018 of $173,870 was waived by the Advisor. There can be no assurance that the Advisor will waive the asset management fee or any other fees or expenses in periods subsequent to March 31, 2018. The asset management fee related to the month of June 2019 of $173,559 is unpaid as of June 30, 2019 and has been included within Due to related parties on the consolidated balance sheet. The amount of asset management fees incurred by the Company during the applicable period is included in the calculation of the limitation of operating expenses pursuant to the 2%/25% Guidelines (as defined and described below).

Other Operating Expenses. The Company and the Advisor entered into an amended and restated advisory agreement, dated June 29, 2018 (the “Advisory Agreement”). Effective April 1, 2018, the Advisory Agreement (i) includes limitations with regards to the incurrence of and additional limitations on reimbursements of operating expenses and (ii) clarifies the reimbursement and expense timing and procedures, including potential reimbursement of unreimbursed operating expenses. On June 26, 2019, the Company’s board of directors approved the renewal of the Advisory Agreement upon terms identical to those in effect for an additional one-year term commencing on June 29, 2019 through June 29, 2020.

RODIN GLOBAL PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Pursuant to the terms of the Advisory Agreement between the Company and the Advisor, the Company is obligated to reimburse the Advisor for certain operating expenses. Beginning October 1, 2018 the Company was subject to the limitation that it generally may not reimburse the Advisor for any amounts by which the total operating expenses at the end of the four preceding fiscal quarters exceeds the greater of (i) 2.0% of average invested assets (as defined in the Advisory Agreement) and (ii) 25.0% of net income other than any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of investments for that period (the “2%/25% Guidelines”). If the Company’s independent directors determine that all or a portion of such amounts in excess of the limitation are justified based on certain factors, the Company may reimburse amounts in excess of the limitation to the Advisor. In addition, beginning on October 1, 2018, the Company may request any operating expenses that were previously reimbursed to the Advisor in prior or future periods in excess of the limitation to be remitted back to the Company. The Company reimbursed $1,004,539 of the operating expense reimbursement obligation to the Advisor in January 2019. As of June 30, 2019, the Company has accrued but not reimbursed $204,253 in operating expenses pursuant to the Advisory Agreement, which represents the current operating expense reimbursement obligation to the Advisor.

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

As of June 30, 2019, the total amount of unreimbursed operating expenses was $5,767,877. This includes operating expenses incurred by the Advisor on the Company’s behalf which have not been invoiced to the Company and also amounts invoiced to the Company by the Advisor but not yet reimbursed (“Unreimbursed Operating Expenses”). The amount of operating expenses incurred by the Advisor during the six months ended June 30, 2019 which were not invoiced to the Company amounted to $1,410,716.

During the six months ended June 30, 2018, the Company incurred operating expenses reimbursable to the Advisor of $686,857. These expenses are included within General and administrative expenses on the accompanying consolidated statement of operations.

RODIN GLOBAL PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Property Management and Oversight Fees. If the Advisor or an affiliate is a property manager with respect to a particular property, the Company will pay property management fees of 1.5% of gross revenues received for management of the Company’s properties located in the U.S. and 2.0% of gross revenues received for management of the Company’s properties located outside of the U.S. For services in overseeing property management services provided by any person or entity that is not an affiliate of the Advisor, the Company will pay the Advisor or an affiliate an oversight fee equal to 1.0% of the gross revenues of the property managed. Neither the Advisor nor its affiliates will be paid an oversight fee if the Company contracts with a third party to provide property management services for fees greater than (i) 1.5% of gross revenues received for management of the Company’s properties located in the U.S. or (ii) 2.0% of gross revenues received for management of the Company’s properties located outside of the U.S. For the six months ended June 30, 2019 and June 30, 2018, the Company incurred property management fees of $52,410 and $1,875, respectively, and for the three months ended June 30, 2019 and June 30, 2018, the Company incurred property management fees of $26,334 and $1,875, respectively. The property management fee related to the first quarter of 2018 of $1,875 was waived by the Advisor. There can be no assurance the Advisor will waive the property management fee or any other fees or expenses in periods subsequent to March 31, 2018. The property management fees incurred during the month of June 2019 of $8,742 were unpaid as of June 30, 2019 and have been included within Due to related parties on the consolidated balance sheet.

Leasing Commissions. If the Advisor or an affiliate is the Company’s primary leasing agent, then the Company will pay customary leasing fees in amount that is usual and customary in that geographic area for that type of property. As of June 30, 2019 and December 31, 2018, no such amounts have been incurred by the Company.

Refinancing Coordination Fee. If the Advisor provides services in connection with the refinancing of any debt that the Company obtains and uses to finance properties or other permitted investments, or refinancing of any debt that is assumed, directly or indirectly, in connection with the acquisition of properties or other permitted investments, the Company will pay the Advisor a refinancing coordination fee equal to 0.75% of the amount available or outstanding under such refinancing or assumed debt. Refinancing shall also include restructuring, workouts or other recapitalization of any debt. As of June 30, 2019 and December 31, 2018, no such amounts have been incurred by the Company.

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

The Company will not pay a disposition fee upon the maturity, prepayment, workout, modification or extension of a debt investment unless there is a corresponding fee paid by the borrower, in which case the disposition fee will be the lesser of: (i) 1.0% of the principal amount of the debt prior to such transaction; or (ii) the amount of the fee paid by the borrower in connection with such transaction. As of June 30, 2019 and December 31, 2018, no such amounts have been incurred by the Company.

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

RODIN GLOBAL PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of June 30, 2019, the likelihood, probability and timing of each of the possible occurrences or events listed in the preceding sentences (i) and (ii) in the above paragraph are individually and collectively uncertain. Additionally, whether or not the Company will have fully invested the proceeds from the Offering and also whether the Company’s stockholders will have received, or are deemed to have received, in the aggregate, cumulative distributions equal to their invested capital plus a 6% cumulative, non-compound annual pre-tax return on such invested capital at the time of any such occurrence or event is also uncertain. As of June 30, 2019 and December 31, 2018, CFI has paid Sponsor Support totaling $4,010,947 and $3,177,278, respectively, which will be subject to reimbursement by the Company to CFI in the event of these highly conditional circumstances. The following summarizes these fees:

Selling Commissions. Selling commissions payable to the Dealer Manager consist of (i) up to 1.0% of gross offering proceeds paid by CFI for Class A shares and Class T shares and (ii) up to 5.0% and 2.0% of gross offering proceeds from the sale of Class A shares and Class T shares, respectively, in the Primary Offering. All or a portion of such selling commissions may be re-allowed to participating broker-dealers. No selling commissions will be payable with respect to Class I shares. For the six months ended June 30, 2019 and the year ended December 31, 2018, the Company incurred $958,511 and $2,751,321 of selling commissions, respectively, which is included within Additional paid-in capital on the consolidated balance sheets. At June 30, 2019 and December 31, 2018, $918,673 and $733,062 of Sponsor Support, respectively, has been recorded and $918,023 and $761,197, respectively, has been reimbursed by CFI. During the third quarter of 2019, the Company received the remaining Sponsor Support payment due of $650 related to the six months ended June 30, 2019. During the first quarter of 2019, the Company returned the excess amount of reimbursement payments made by CFI for Sponsor Support due as of December 31, 2018 of $28,135.

Dealer Manager Fees. Dealer manager fees payable to the Dealer Manager consist of up to 3.0% of gross offering proceeds from the sale of Class A shares and Class T shares sold in the Primary Offering and up to 1.5% of gross offering proceeds from the sale of Class I shares sold in the Primary Offering, all of which will be paid by CFI. A portion of such dealer manager fees may be re-allowed to participating broker-dealers as a marketing fee. For the six months ended June 30, 2019 and the year ended December 31, 2018, the Company recorded $677,154 and $1,872,291 of dealer manager fees, respectively, which is included within Additional paid-in capital on the consolidated balance sheets. As of June 30, 2019 and December 31, 2018, all of the Sponsor Support related to dealer manager fees has been recorded and $3,092,924 and $2,416,081, respectively, has been reimbursed by CFI. During the third quarter of 2019 and the first quarter of 2019, the Company received the remaining Sponsor Support payments due of $600 and $289 related to the six months ended June 30, 2019 and the year ended December 31, 2018, respectively.

RODIN GLOBAL PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the above mentioned fees and expenses incurred by the Company for six months ended June 30, 2019:

		Due to related parties as of	Six months ended June 30, 2019		Due to related parties as of
Type of Fee or Reimbursement	Financial Statement Location	December 31, 2018	Incurred	Paid	June 30, 2019
Management Fees
Asset management fees	Management fees	$152,072	$1,015,490	$994,003	$173,559
Property management and oversight fees	Management fees	8,647	52,410	52,315	8,742
Organization, Offering and Operating Expense Reimbursements
Operating expenses(1)	General and administrative expenses	1,004,539	204,253	1,004,539	204,253
Organization expenses(2)	General and administrative expenses	10,860	—	2,408	8,452
Offering costs(2)	Additional paid-in capital	732,579	264,273	184,724	812,128
Commissions and Fees
Selling commissions and dealer manager fees, net	Additional paid-in capital	27,846	772,900	800,746	—
Distribution fees	Additional paid-in capital	806,038	204,817	119,614	891,241
Total		$2,742,581	$2,514,143	$3,158,349	$2,098,375
Note:

(1) As of June 30, 2019, the Advisor has incurred, on behalf of the Company, a total of $5,767,877 in Unreimbursed Operating Expenses, including a total of $1,410,716 for the six months ended June 30, 2019, for which the Advisor has not invoiced the Company for reimbursement. The total amount of Unreimbursed Operating Expenses may, in future periods, be subject to reimbursement by the Company pursuant to the terms of the Advisory Agreement.

(2) As of June 30, 2019, the Advisor has incurred, on behalf of the Company, a total of $8,023,284 of O&O Costs, of which the Company’s obligation is limited to $820,580, pursuant to the 1% Cap.

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

As of June 30, 2019, CFI has invested $4,757,657 in the Company through the purchase of 190,357 shares (8,180 Class A shares for an aggregate purchase price of $200,001 and 182,177 Class I shares for an aggregate purchase price of $4,557,656). 124,177 of the Class I shares in the amount of $3,107,656 were purchased by CFI pursuant to the Distribution Support Agreement, which provides that in certain circumstances where the Company’s cash distributions exceed the Company’s modified funds from operations, CFI will purchase up to $5.0 million of Class I shares (including the $2.0 million of shares purchased in order to satisfy the Minimum Offering Requirement) at the then current offering price per Class I share net of dealer manager fees to provide additional cash to support distributions to the Company’s stockholders.

RODIN GLOBAL PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Sponsor Support

Our sponsor, CFI, is a Delaware limited liability company and an affiliate of CFLP. CFI will pay a portion of selling commissions and all of the dealer manager fees, up to a total of 4.0% of gross offering proceeds from the sale of Class A shares and Class T shares, as well as 1.5% of gross offering proceeds from the sale of Class I shares, incurred in connection with the Offering. The Company will reimburse such expenses (i) immediately prior to or upon the occurrence of a liquidity event, including (A) the listing of the Company’s common stock on a national securities exchange or (B) a merger, consolidation or a sale of substantially all of the Company’s assets or any similar transaction or any transaction pursuant to which a majority of the Company’s board of directors then in office are replaced or removed, or (ii) upon the termination of the Advisory Agreement by us or by the Advisor. In each such case, we only will reimburse CFI after the Company has fully invested the proceeds from the Offering and the Company’s stockholders have received, or are deemed to have received, in the aggregate, cumulative distributions equal to their invested capital plus a 6.0% cumulative, non-compounded annual pre-tax return on such invested capital. As of June 30, 2019, CFI has paid Sponsor Support totaling $4,010,947.

Note 10 - Variable Interest Entities

As of June 30, 2019 and December 31, 2018, certain VIE’s have been identified in which the Company has determined itself not to be the primary beneficiary, as CFI manages and controls the VIE’s. Therefore, the Company has not consolidated the VIE’s. The Company’s maximum exposure to loss from its interests in unconsolidated VIE’s as of June 30, 2019 was $9,229,336, related to its investment in the Illinois SPE. The Company’s maximum exposure to loss from its interest in an unconsolidated VIE as of December 31, 2018 was $13,047,225, related to its investment in a real estate-related asset, namely, the DST.

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

Note 12 – Commitments and Contingencies

As of June 30, 2019 and December 31, 2018, the Company was not subject to litigation nor was the Company aware of any material litigation pending against it. The Company has entered into customary guaranty agreements (the “Guaranty Agreements”) in connection with the financing of certain specific investments, including the acquisition of the GR Property, the FM Property, and the CO Property, as further described in Note 7. Pursuant to the Guaranty Agreements, the Company has guaranteed any losses or liabilities that the lenders may incur as a result of the occurrence of certain enumerated bad acts as defined in the Guaranty Agreements. The Company has also guaranteed the repayment of obligations and indebtedness due to the lenders upon the occurrence of certain enumerated events as defined in the Guaranty Agreements. Additionally, in regards to the GR Property and the CO Property, the Company has also agreed to indemnify the lenders against certain environmental liabilities.

As of June 30, 2019, the Company’s liability under these arrangements is not quantifiable and the potential for the Company to be required to make payments under the Guaranty Agreements is remote.  Accordingly, no contingent liability is recorded in the Company’s consolidated balance sheet for these arrangements.

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

(Unaudited)

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

The following describes the methods the Company uses to estimate the fair value of the Company’s financial assets and liabilities:

Investments in real estate-related assets — The fair value is estimated by discounting the expected cash inflows and outflows based on the market interest and preferred return rates for similar loans and preferred equity investments to the Company’s investments in the Pennsylvania SPE and Illinois SPE, which the Company believes to be equal to the contractual rates as of the measurement date. The Company determined that the market interest rate for the Illinois SPE and the market preferred return rate for the Pennsylvania SPE as of June 30, 2019 were equal to their contractual rates. As of June 30, 2019 and December 31, 2018, the estimated fair value of the Company’s Investments in real estate-related assets was $21,864,232 and $17,114,511 respectively. The Company has not elected the fair value option to account for its Investments in real estate-related assets.

Loans payable — The fair value is estimated by discounting the expected cash flows based on estimated borrowing rates available to the Company as of the measurement date. The current period liabilities’ carrying and fair values exclude net deferred financing costs. These financial instruments are valued using Level 2 inputs. As of June 30, 2019 and December 31, 2018, the estimated fair value of the Company’s loans payable was $77,439,614 and $51,715,699, respectively (excluding deferred financing costs). The Company has not elected the fair value option, and as such has accounted for its debt using the amortized cost method.

RODIN GLOBAL PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Note 14 – Subsequent Events

Status of the Offering

As of August 12, 2019, the Company had sold an aggregate of 4,670,835 shares of its common stock (consisting of 2,791,280 Class A shares, 1,184,157 Class T shares, and 695,398 Class I shares) in the Offering resulting in net proceeds of $115,376,410 to the Company as payment for such shares.

Distributions

On August 7, 2019, the Company’s board of directors authorized, and the Company declared, distributions for the period from August 15, 2019 to November 14, 2019, in an amount equal to $0.004253787 per day (or approximately $1.55 on an annual basis) per share of Class A common stock, Class I common stock and Class T common stock, less, for holders of the shares of Class T common stock, the distribution fees that are payable with respect to shares of Class T common stock. The distributions are payable by the 5th business day following each month end to stockholders of record at the close of business each day during the prior month.

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

Factors that could cause the Company’s results to be materially different include, but are not limited to the following:

•	the Company’s ability to successfully raise capital in the Offering (as defined below);
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

•	the Company’s ability to realize current and expected returns over the life of its investments;
•	the Company’s ability to maintain effective internal controls;
•	regulatory requirements with respect to the Company’s business, as well as the related cost of compliance;
•	risks associated with guarantees and indemnities related to the Company’s loans;
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

Overview

The Company is a Maryland corporation that has elected to be taxed as a real estate investment trust (“REIT”) for United States (“U.S.”) federal income tax purposes beginning with the taxable year ending December 31, 2017. The Company is externally managed by the Advisor, a Delaware limited liability company and wholly owned subsidiary of the Company’s sponsor, CFI. The Company is a commercial real estate company formed to invest in and manage a diversified portfolio of income-producing commercial properties and other real estate-related assets. The Company intends to invest primarily in the acquisition of single-tenant net leased commercial properties located in the U.S., United Kingdom and other European countries.

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

On February 2, 2016, the Company was capitalized with a $200,001 investment by CFI. The Company has registered with the SEC an offering of up to $1.25 billion in shares of common stock, consisting of up to $1.0 billion in shares in the Company’s primary offering (“Primary Offering”) and up to $250 million in shares pursuant to its distribution reinvestment plan (the “DRP”, and together with the Primary Offering, the “Offering”). The Company’s Registration Statement was declared effective by the SEC on March 23, 2017. On May 18, 2017, the Company satisfied the minimum offering requirement as a result of the purchase of $2.0 million in Class I shares by CFI (the “Minimum Offering Requirement”). As of August 12, 2019, the Company had sold 2,726,775 Class A shares, 1,159,092 Class T shares, and 695,398 Class I shares of common stock in the Primary Offering, as well as 64,505 Class A shares, 25,065 Class T shares, and 7,185 Class I shares in the DRP for aggregate net proceeds of $115,376,410. On February 12, 2019, the Company’s board of directors authorized the extension of the term of the Offering until March 23, 2020.

The Company determines its net asset value as of the end of each quarter. Net Asset Value (“NAV”), as defined, is calculated consistent with the procedures set forth in the Company’s prospectus and excludes any O&O Costs, with such costs to be reflected in the Company’s NAV to the extent the Company reimburses the Advisor for these costs. The board of directors adjusts the offering prices of each class of shares such that the purchase price per share for each class equals the NAV per share as of the most recent valuation date, as determined on a quarterly basis, plus applicable upfront selling commissions and dealer manager fees, less the portion of selling commissions and all of the dealer manager fees paid by CFI (“Sponsor Support”), up to a total of 4.0% of gross offering proceeds from the sale of Class A shares and Class T shares, and up to a total of 1.5% of gross offering proceeds from the sale of Class I shares, incurred in connection with the Offering. The Company intends to publish any adjustment to the NAV and the corresponding adjustments to the offering prices of its shares ordinarily within 45 days after the end of the applicable fiscal quarter. As of June 30, 2019, the Company’s NAV was $25.02 per Class A share, $25.00 per Class T share and $25.02 per Class I share. Accordingly, effective August 21, 2019, the new offering price will be $26.34 per Class A share, $25.51 per Class T share and $25.02 per Class I share. For further discussion of the Company’s NAV calculation, please see “—Net Asset Value”.

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

As of June 30, 2019, the Company had made the following investments:

•	A retail property located in Grand Rapids, Michigan (the “GR Property”).
•	An office property located in Fort Mill, South Carolina (the “FM Property”).
•	An office property located in Columbus, Ohio (the “CO Property”).
•	A flex industrial property located in Lewisville, TX (the “Lewisville Property”).
•	A Delaware Statutory Trust, CF Net Lease Portfolio IV DST (the “DST”), which owns seven properties (individually, a “DST Property”, and collectively, the “DST Properties”).

•

A majority interest in CF Lancaster, LLC (the “Pennsylvania SPE”), which made a preferred equity investment through a joint venture agreement to purchase a cold storage and warehouse distribution facility located in Denver, Pennsylvania (the “PA Property”).

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

Operating Highlights

2nd Quarter of 2019 Activity

•	Purchased interests totaling $3.52 million in the Pennsylvania SPE.
•	Purchased interests totaling $0.2 million in the CO Property.
•	Issued approximately 473,546 shares of common stock in the Offering for gross proceeds of approximately $12.4 million.

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

On April 30, 2019, the Company entered into a consent and assumption agreement pursuant to which the Company agreed to replace CF Real Estate Holdings, LLC (the “CF Guarantor”), an affiliate of CFI and the previous guarantor of the GR Loan, and assumed all of the liabilities and obligations in connection with the GR Loan of the CF Guarantor as of July 11, 2017. Pursuant to the consent and the assumption agreement, the Company also agreed to indemnify the lender of the GR Loan against certain environmental liabilities to the GR Property.

On April 30, 2019, the Company entered into a Reimbursement Agreement with the CF Guarantor, pursuant to which the Company agreed to reimburse, promptly upon demand, all costs and expenses of the CF Guarantor incurred in connection with guaranteeing the GR Loan and an environmental indemnity related to the GR Loan provided by the CF Guarantor (the “Costs and Expenses”), not otherwise recovered by the CF Guarantor from another person or entity. The CF Guarantor shall not be required to recover the Costs and Expenses from any other third party and to the extent the CF Guarantor does receive any reimbursement of Costs and Expenses from a third party after the Company has reimbursed the CF Guarantor for such Costs and Expenses, the CF Guarantor has agreed to return to the Company an amount equal to the Costs and Expenses received from a third party. As of June 30, 2019, there have been no Costs and Expenses incurred by the CF Guarantor.

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

Subsequent to the date of initial acquisition, the Company purchased additional membership interests in the FM Property SPE from CFI totaling $10,605,551. As of June 30, 2019, the Company’s ownership interest in the FM Property SPE was 100%.

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

The Company funded its pro rata portion of the purchase price of $14,500,000 and acquisition expenses with cash from the Offering. The CO Property was acquired with the proceeds of contributions from the CO Property SPE’s members and a loan from Cantor Commercial Real Estate Lending, L.P. (“CCRE”) as described below.

Subsequent to the date of initial acquisition, the Company purchased additional membership interests in the CO Property SPE from CFI totaling $6,666,846 during the year ended December 31, 2018. On April 30, 2019, the Company purchased additional interests of $190,057 in the CO Property SPE. As of June 30, 2019, the Company’s ownership interest in the CO Property SPE was 100%.

On December 17, 2018, the CO Property SPE operating agreement was amended to include the Company as a co-managing member, with CFI. Based on the Company’s consolidation analysis, which was performed in accordance with ASC 810 as described in the “Variable Interest Entities” section of Note 2, management has determined that the Company is the primary beneficiary of the CO Property SPE. Accordingly, effective December 17, 2018, the Company consolidated the CO Property SPE, and no longer accounted for its investment in the CO Property SPE under the equity method of accounting. With the purchase of the additional ownership interests on April 30, 2019, and pursuant to the terms of the CO Property SPE limited liability company agreement, the Company replaced the CF Guarantor with respect to the guaranty and environmental indemnification related to the CO Loan. The Operating Partnership became the sole managing member of the CO Property SPE.

In addition, on April 30, 2019, the Company entered into an Environmental Indemnity Agreement, pursuant to which, effective as of April 30, 2019, the Company has agreed to (i) replace the CF Guarantor and (ii) indemnify against certain environmental liabilities related to the CO Property.

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

CF Net Lease Portfolio IV DST

On November 15, 2016, the DST acquired the fee simple interest in seven retail properties, the DST Properties, for a total purchase price of $36,317,830, including related acquisition expenses. The purchase price was comprised of $13,822,646 in equity and $22,495,184 in proceeds from the DST Loan (as defined below). The acquisition of the beneficial interests in the DST (the “Interests”) by the Company has been structured such that the total purchase price for 100% of the Interests equals the equity portion of the purchase price paid by CFI and its affiliates to acquire the DST Properties plus $25,000 (reflecting the DST’s cash reserves).

The Company acquired the Interests in a private placement. Cantor Fitzgerald & Co., a related party, acted as a broker-dealer in connection with the private placement, but did not receive any compensation in connection therewith.

The Company funded the acquisition of the Interests with cash from the Offering.

During the year ended December 31, 2017, the Company, through the Operating Partnership, acquired 9,980 Interests in the DST, for a purchase price of $9,980,000.  Prior to the acquisition of the Interests, the DST was an indirect wholly owned subsidiary of CFI.  Each Interest represents a 0.0072214% ownership of the DST.

During the year ended December 31, 2018, the Company, through the Operating Partnership, purchased the remaining 3,868 beneficial interests in the DST from a subsidiary owned by CFI totaling 3,867,646. As of June 30, 2019, the Company owned 100% of the interest in the DST.

On May 9, 2019, the Company entered into an amendment to the amended and restated trust agreement of the DST, pursuant to which the Company may remove the manager of the DST, and in such case of removal, or resignation, of the manager, the Company may appoint a successor manager. Based on the Company’s consolidation analysis, which was performed in accordance with ASC 810 as described in the “Variable Interest Entities” section of Note 2, management has determined that the Company has replaced CFI as the primary beneficiary of the DST. Accordingly, effective May 9, 2019, the Company has consolidated the DST, and has no longer accounted for its investment in the DST under the equity method of accounting. The effect of the consolidation has been presented through Additional paid-in capital in the Statement of Stockholders’ Equity.

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

The following table provides certain information about the DST Properties lease:

Lease Commencement Date(1)	Lease Expiration Date	Rentable Square Feet	Annualized Rental Income (first 5 lease years)(2)	Rental Escalations	Tenant Renewal Options
November 15, 2016	November 30, 2031	103,537	$2,195,958	5.0% rent escalations every 5 years	12 extension options for 5 year each
Note:

(1)Represents the commencement date of the original lease on the DST Properties with its previous owner. The Company acquired the DST Properties on September 1, 2017, and as such began earning rent from the DST Properties at that time.

(2) Represents the annualized rental income for the first five lease years for the DST Properties commencing on the date the Company acquired the DST Properties, September 1, 2017.

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

Investments in Real Estate-Related Assets

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

Subsequent to January 2, 2019, the Company purchased additional membership interests in the Pennsylvania SPE from CFI totaling $6,907,598, bringing the Company’s total investment in the Pennsylvania SPE to $11,686,951. As of June 30, 2019, the Company’s interest in the Pennsylvania SPE was 99.0%. The Company intends, but is not obligated, to purchase 100% of the membership interests of the Pennsylvania SPE from CFI. Subject to the limitations in the Company’s charter, the Company anticipates the purchase price for any membership interests purchased from CFI would be equal to CFI’s purchase price in exchange for such membership interests.

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

Subsequent to January 2, 2019, the Company purchased additional membership interests in the Illinois SPE from CFI totaling $3,811,494, bringing the Company’s total investment in the Illinois SPE to $8,910,684. As of June 30, 2019, the Company’s interest in the Illinois SPE was 70.8%. The Company intends, but is not obligated, to purchase 100% of the membership interests of the Illinois SPE from CFI. Subject to the limitations in the Company’s charter, the Company anticipates the purchase price for any membership interests purchased from CFI would be equal to CFI’s purchase price in exchange for such membership interests.

Related Party Transactions

Pennsylvania SPE Interests

Subsequent to the initial acquisition, and during the six months ended June 30, 2019, the Company, through the Operating Partnership, acquired additional membership interests in the Pennsylvania SPE from CFI totaling $6,907,598. As of June 30, 2019, the Company’s interest in the Pennsylvania SPE was 99.0%.

Illinois SPE Interests

Subsequent to the date of initial acquisition, and during the six months ended June 30, 2019, the Company, through the Operating Partnership, acquired additional membership interests in the Illinois SPE from CFI totaling $3,811,494. As of June 30, 2019, the Company’s ownership interest in the Illinois SPE was 70.8%.

DST Interests

During the year ended December 31, 2018, the Company, through the Operating Partnership, acquired an additional 3,868 Interests in the DST from a subsidiary owned by CFI totaling $3,867,646. As of June 30, 2019 and December 31, 2018, the Company’s interest in the DST was 100%.

On May 9, 2019, the Company entered into an amendment to the amended and restated trust agreement of the DST, pursuant to which the Company may remove the manager of the DST, and in such case of removal, or resignation, of the manager, the Company may appoint a successor manager.

FM Property Interests

Subsequent to the initial acquisition closing, and during the year ended December 31, 2018, the Company, through the Operating Partnership, acquired additional membership interests in the FM Property SPE from CFI totaling $10,605,551. As of June 30, 2019 and December 31, 2018, the Company’s interest in the FM Property SPE was 100%.

CO Property Interests

Subsequent to the date of initial acquisition, and during the year ended December 31, 2018, the Company, through the Operating Partnership, acquired additional membership interests in the CO Property SPE from CFI totaling $6,666,846. On April 30, 2019, the Company purchased $190,057 of additional membership interests in the CO Property SPE from a subsidiary owned by CFI. As of June 30, 2019 and December 31, 2018, the Company’s ownership interest in the CO Property SPE was 100% and 98.90%, respectively.

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

The Advisor has agreed to pay for all of the O&O Costs through the first anniversary of the date on which the Company satisfied the Minimum Offering Requirement, which was May 18, 2018 (the “Escrow Break Anniversary”). After the Escrow Break Anniversary, the Advisor, in its sole discretion, may pay some or all of the additional O&O Costs incurred, but is not required to do so. To the extent the Advisor pays such additional O&O Costs, the Company is obligated to reimburse the Advisor subject to the 1% Cap (as defined below). Following the Escrow Break Anniversary, the Company began reimbursing the Advisor for such costs on a monthly basis, which will continue through May 18, 2021; provided that the Company will not be obligated to reimburse any amounts that as a result of such payment would cause the aggregate payments for O&O Costs paid to the Advisor to exceed 1% of gross offering proceeds of the Offering (the “1% Cap”) as of such reimbursement date. As of June 30, 2019 and December 31, 2018, the Advisor had incurred $8,023,284 and $6,896,987 respectively, of O&O Costs (other than upfront selling commissions, dealer manager fees and distribution fees) on behalf of the Company. The amount of the Company’s obligation is limited to the 1% Cap less any reimbursement payments made by the Company to the Advisor for O&O Costs incurred, which at June 30, 2019 and December 31, 2018 was $820,580 and $743,439, respectively. As of June 30, 2019 and December 31, 2018, organizational costs were $12,817 and $13,039, respectively, and offering costs were $1,141,743 and $877,248, respectively. As of June 30, 2019 and December 31, 2018, the Company has made reimbursement payments of $333,980 and $146,848, respectively, to the Advisor for O&O Costs incurred. As of June 30, 2019, the Advisor has continued to pay all O&O Costs on behalf of the Company.

Acquisition Expenses. The Company currently does not intend to pay the Advisor any acquisition fees in connection with making investments. The Company will, however, provide reimbursement of customary acquisition expenses (including expenses relating to potential investments that the Company does not close), such as legal fees and expenses (including fees of in-house counsel of affiliates and other affiliated service providers that provide resources to the Company), costs of due diligence (including, as necessary, updated appraisals, surveys and environmental site assessments), travel and communication expenses, accounting fees and expenses and other closing costs and miscellaneous expenses relating to the acquisition or origination of the Company’s investments. While most of the acquisition expenses are expected to be paid to third parties, a portion of the out-of-pocket acquisition expenses may be paid or reimbursed to the Advisor or its affiliates. The Advisor has not incurred any reimbursable acquisition expenses on behalf of the Company as of June 30, 2019.

Asset Management Fees. Asset management fees are due to the Advisor and consist of monthly fees equal to one-twelfth of 1.25% of the cost of the Company’s investments at the end of each month. In the case of investments made through joint ventures, the asset management fee will be determined based on the Company’s proportionate share of the underlying investment. For the six months ended June 30, 2019 and June 30, 2018, the Company incurred asset management fees of $1,015,490 and $252,786, respectively, and for the three months ended June 30, 2019 and June 30, 2018, the Company incurred asset management fees of $513,792 and $252,786, respectively. The asset management fee related to the first quarter of 2018 of $173,870 was waived by the Advisor. There can be no assurance that the Advisor will waive the asset management fee or any other fees or expenses in periods subsequent to March 31, 2018. The asset management fee related to the month of June 2019 of $173,559 is unpaid as of June 30, 2019. The amount of asset management fees incurred by the Company during the applicable period is included in the calculation of the limitation of operating expenses pursuant to the 2%/25% Guidelines (as defined and described below).

Other Operating Expenses. The Company and the Advisor entered into an amended and restated advisory agreement, dated June 29, 2018 (the “Advisory Agreement”). Effective April 1, 2018, the Advisory Agreement (i) includes limitations with regards to the incurrence of and additional limitations on reimbursements of operating expenses and (ii) clarifies the reimbursement and expense timing and procedures, including potential reimbursement of unreimbursed operating expenses. On June 26, 2019, the Company’s board of directors approved the renewal of the Advisory Agreement upon terms identical to those in effect for an additional one-year term commencing on June 29, 2019 through June 29, 2020.

Pursuant to the terms of the Advisory Agreement between the Company and the Advisor, the Company is obligated to reimburse the Advisor for certain operating expenses. Beginning on October 1, 2018, the Company was subject to the limitation that it generally may not reimburse the Advisor for any amounts by which the total operating expenses at the end of the four preceding fiscal quarters exceeds the greater of (i) 2.0% of average invested assets (as defined in the Advisory Agreement) and (ii) 25.0% of net income other than any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of investments for that period (the “2%/25% Guidelines”). If the Company’s independent directors determine that all or a portion of such amounts in excess of the limitation are justified based on certain factors, the Company may reimburse amounts in excess of the limitation to the Advisor. In addition, beginning on October 1, 2018, the Company may request any operating expenses that were previously reimbursed to the Advisor in prior or future periods in excess of the limitation to be remitted back to the Company. The Company reimbursed $1,004,539 of the operating expense reimbursement obligation to the Advisor in January 2019. As of June 30, 2019, the Company has accrued but not reimbursed $204,253 in operating expenses pursuant to the Advisory Agreement, which represents the current operating expense reimbursement obligation to the Advisor.

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

As of June 30, 2019, the total amount of unreimbursed operating expenses was $5,767,877. This includes operating expenses incurred by the Advisor on the Company’s behalf which have not been invoiced to the Company and also amounts invoiced to the Company by the Advisor but not yet reimbursed (“Unreimbursed Operating Expenses”). The amount of operating expenses incurred by the Advisor during the six months ended June 30, 2019 which were not invoiced to the Company amounted to $1,410,716.

During the six months ended June 30, 2018, the Company incurred operating expenses reimbursable to the Advisor of $686,857.

Property Management and Oversight Fees. If the Advisor or an affiliate is a property manager with respect to a particular property, the Company will pay property management fees of 1.5% of gross revenues received for management of the Company’s properties located in the U.S. and 2.0% of gross revenues received for management of the Company’s properties located outside of the U.S. For services in overseeing property management services provided by any person or entity that is not an affiliate of the Advisor, the Company will pay the Advisor or an affiliate an oversight fee equal to 1.0% of the gross revenues of the property managed. Neither the Advisor nor its affiliates will be paid an oversight fee if the Company contracts with a third party to provide property management services for fees greater than (i) 1.5% of gross revenues received for management of the Company’s properties located in the U.S. or (ii) 2.0% of gross revenues received for management of the Company’s properties located outside of the U.S. For the six months ended June 30, 2019 and June 30, 2018, the Company incurred property management fees of $52,410 and $1,875, respectively, and for the three months ended June 30, 2019, and June 30, 2018, the Company incurred property management fees of $26,334 and $1,875, respectively. The property management fee related to the first quarter of 2018 of $1,875 was waived by the Advisor. There can be no assurance the Advisor will waive the property management fee or any other fees or expenses in periods subsequent to March 31, 2018. The property management fees incurred during the month of June 2019 of $8,742 were unpaid as of June 30, 2019.

Leasing Commissions. If the Advisor or an affiliate is the Company’s primary leasing agent, then the Company will pay customary leasing fees in amount that is usual and customary in that geographic area for that type of property. As of June 30, 2019 and December 31, 2018, no leasing commissions have been incurred by the Company.

Refinancing Coordination Fee. If the Advisor provides services in connection with the refinancing of any debt that the Company obtains and uses to finance properties or other permitted investments, or refinancing of any debt that is assumed, directly or indirectly, in connection with the acquisition of properties or other permitted investments, the Company will pay the Advisor a refinancing coordination fee equal to 0.75% of the amount available or outstanding under such refinancing or assumed debt. Refinancing shall also include restructuring, workouts or other recapitalization of any debt. As of June 30, 2019 and December 31, 2018, no refinancing coordination fees have been incurred by the Company.

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

The Company will not pay a disposition fee upon the maturity, prepayment, workout, modification or extension of a debt investment unless there is a corresponding fee paid by the borrower, in which case the disposition fee will be the lesser of: (i) 1.0% of the principal amount of the debt prior to such transaction; or (ii) the amount of the fee paid by the borrower in connection with such transaction. As of June 30, 2019 and December 31, 2018, no disposition fees have been incurred by the Company.

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

Distribution Fees. Distribution fees are payable to the Dealer Manager with respect to the Company’s Class T shares only, all or a portion of which may be re-allowed by the Dealer Manager to participating broker-dealers. The distribution fees accrue daily and are calculated on outstanding Class T shares issued in the Primary Offering in an amount equal to 1.0% per annum of (i) the gross offering price per Class T share in the Primary Offering, or (ii) if the Company is no longer offering shares in a public offering, the most recently published per share NAV of Class T shares. The distribution fee will be payable monthly in arrears and will be paid on a continuous basis from year to year. During the six months ended June 30, 2019 and June 30, 2018, the Company paid distribution fees of $119,614 and $41,323, respectively. As of June 30, 2019 and December 31, 2018, the Company has incurred a liability of $891,241 and $806,038, respectively, $20,427 and $19,415, respectively, of which was due as of June 30, 2019 and December 31, 2018 and paid during July 2019 and January 2019, respectively.

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

The following table summarizes the above mentioned fees and expenses incurred by the Company for six months ended June 30, 2019:

		Due to related parties as of	Six months ended June 30, 2019		Due to related parties as of
Type of Fee or Reimbursement	Financial Statement Location	December 31, 2018	Incurred	Paid	June 30, 2019
Management Fees
Asset management fees	Management fees	$152,072	$1,015,490	$994,003	$173,559
Property management and oversight fees	Management fees	8,647	52,410	52,315	8,742
Organization, Offering and Operating Expense Reimbursements
Operating expenses(1)	General and administrative expenses	1,004,539	204,253	1,004,539	204,253
Organization expenses(2)	General and administrative expenses	10,860	—	2,408	8,452
Offering costs(2)	Additional paid-in capital	732,579	264,273	184,724	812,128
Commissions and Fees
Selling commissions and dealer manager fees, net	Additional paid-in capital	27,846	772,900	800,746	—
Distribution fees	Additional paid-in capital	806,038	204,817	119,614	891,241
Total		$2,742,581	$2,514,143	$3,158,349	$2,098,375
Note:

(1) As of June 30, 2019, the Advisor has incurred, on behalf of the Company, a total of $5,767,877 in Unreimbursed Operating Expenses, including a total of $1,410,716 for the six months ended June 30, 2019, for which the Advisor has not invoiced the Company for reimbursement. The total amount of Unreimbursed Operating Expenses may, in future periods, be subject to reimbursement by the Company pursuant to the terms of the Advisory Agreement.

(2) As of June 30, 2019, the Advisor has incurred, on behalf of the Company, a total of $8,023,284 of O&O Costs, of which the Company’s obligation is limited to $820,580, pursuant to the 1% Cap.

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

As of June 30, 2019, CFI has invested $4,757,657 in the Company through the purchase of 190,357 shares (8,180 Class A shares for an aggregate purchase price of $200,001 and 182,177 Class I shares for an aggregate purchase price of $4,557,656). 124,177 of the Class I shares in the amount of $3,107,656 were purchased by CFI pursuant to the Distribution Support Agreement, which provides that in certain circumstances where the Company’s cash distributions exceed the Company’s modified funds from operations, CFI will purchase up to $5.0 million of Class I shares (including the $2.0 million of shares purchased in order to satisfy the Minimum Offering Requirement) at the then current offering price per Class I share net of dealer manager fees to provide additional cash to support distributions to the Company’s stockholders.

Sponsor Support

Our sponsor, CFI, is a Delaware limited liability company and an affiliate of CFLP. CFI will pay a portion of selling commissions and all of the dealer manager fees, up to a total of 4.0% of gross offering proceeds from the sale of Class A shares and Class T shares, as well as 1.5% of gross offering proceeds from the sale of Class I shares, incurred in connection with the Offering. The Company will reimburse such expenses (i) immediately prior to or upon the occurrence of a liquidity event, including (A) the listing of the Company’s common stock on a national securities exchange or (B) a merger, consolidation or a sale of substantially all of the Company’s assets or any similar transaction or any transaction pursuant to which a majority of the Company’s board of directors then in office are replaced or removed, or (ii) upon the termination of the Advisory Agreement by us or by the Advisor. In each such case, we only will reimburse CFI after the Company has fully invested the proceeds from the Offering and the Company’s stockholders have received, or are deemed to have received, in the aggregate, cumulative distributions equal to their invested capital plus a 6.0% cumulative, non-compounded annual pre-tax return on such invested capital. As of June 30, 2019, CFI has paid Sponsor Support totaling $4,010,947.

Results of Operations

Rental Revenues

For the three months ended June 30, 2019 and June 30, 2018, the Company earned rental revenues of $2,282,406 and $117,427, respectively. For the six months ended June 30, 2019 and June 30, 2018, the Company earned rental revenues of $4,205,626 and $234,853, respectively.

The Company’s rental revenues consist primarily of rental income from triple net leased commercial properties. The increase in rental revenues of $2,164,979 and $3,970,773 for the three and six months ended June 30, 2019, respectively, as compared to the three and six months ended June 30, 2018, was primarily due to the acquisition of rental income-producing properties, namely the FM Property, the CO Property, the Lewisville Property and the DST.

Preferred Return Income

For the three months ended June 30, 2019 and June 30, 2018, the Company earned preferred return income of $62,899 and $0, respectively. For the six months ended June 30, 2019 and June 30, 2018, the Company earned preferred return income of $62,899 and $0, respectively.

The Company’s preferred return income consists of preferred return accrued on the Company’s investment in the Pennsylvania SPE. The increase in preferred return income of $62,899 for the three and six months ended June 30, 2019, respectively, as compared to the three and six months ended June 30, 2018, was due to the acquisition of additional interests in the Pennsylvania SPE.

Tenant Reimbursement Income

For the three months ended June 30, 2019 and June 30, 2018, the Company earned tenant reimbursement income of $219,082 and $0, respectively. For the six months ended June 30, 2019 and June 30, 2018, the Company earned tenant reimbursement income of $594,995 and $2,669, respectively.

The tenant reimbursement income consists of amounts received by the Company from the tenants of its properties for reimbursable expenses paid by the Company on behalf of the tenants in accordance with the provisions of the respective property leases. The increase in tenant reimbursement income of $219,082 and $592,326 for the three and six months ended June 30, 2019, respectively, as compared to the three and six months ended June 30, 2018, was primarily due to the acquisition of the FM Property.

General and Administrative Expenses

For the three months ended June 30, 2019 and June 30, 2018, the Company incurred general and administrative expenses of $61,824 and $49,285, respectively. For the six months ended June 30, 2019 and June 30, 2018, the Company incurred general and administrative expenses of $205,052 and $987,007, respectively.

The general and administrative expenses consist primarily of operating expense reimbursements to the Advisor, accounting fees and other professional fees.

The increase in general and administrative expenses of $12,539 for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018, was mainly due to the increase in the amount of operating expenses incurred during such periods. The decrease in general and administrative expenses of $781,955 during the six months ended June 30, 2019, as compared to the six months ended June 30, 2018, was mainly due to a decrease in the amount of operating expenses incurred by the Company during such periods. As of June 30, 2019, the Advisor has incurred, on behalf of the Company, a total of $5,767,877 in Unreimbursed Operating Expenses, including a total of $1,410,716 for the six months ended June 30, 2019, for which the Advisor has not invoiced the Company for reimbursement.

Management Fees

For the three months ended June 30, 2019 and June 30, 2018, the Company incurred management fees of $540,126 and $254,661, respectively. For the six months ended June 30, 2019 and June 30, 2018, the Company incurred management fees of $1,067,900 and $254,661, respectively.

Pursuant to the terms of the Advisory Agreement with the Advisor and based upon the amount of the Company’s current invested assets, the Company is required to pay to the Advisor a monthly asset management fee, and may pay a monthly property management fee to the Advisor or affiliate of the Advisor, if the Advisor or such affiliate serves as a property manager with respect to a particular property. Additionally, the Company may be required to reimburse certain expenses incurred by the Advisor in providing such asset management services, subject to limitations as set forth in the Advisory Agreement. The increase in management fees of $285,465 and $813,239 for the three and six months ended June 30, 2019, respectively, as compared to the three and six months ended June 30, 2018, was due to the acquisition of the FM Property, the CO Property, the Lewisville Property, and certain other investments in real estate-related assets. For the three months ended March 31, 2018, the asset management fee and property management fees incurred by the Company were waived by the Advisor.

Depreciation and Amortization

For the three months ended June 30, 2019 and June 30, 2018, the Company incurred depreciation and amortization of $1,158,291 and $61,573, respectively. For the six months ended June 30, 2019 and June 30, 2018, the Company incurred depreciation and amortization of $2,144,443 and $123,146, respectively.

The increase in depreciation and amortization expenses of $1,096,718 and $2,021,297 for the three and six months ended June 30, 2019, respectively, as compared to for the three and six months ended June 30, 2018, was primarily due to the acquisition of the FM Property, the CO Property, the Lewisville Property and DST Properties.

Interest Expense

For the three months ended June 30, 2019 and June 30, 2018, the Company incurred interest expense of $781,268 and $48,759, respectively. For the six months ended June 30, 2019 and June 30, 2018, the Company incurred interest expense of $1,395,502 and $97,005, respectively.

Interest expense is composed of interest paid and accrued on the Company’s outstanding loans payable, and also includes amortization of deferred financing costs.

The increase in interest expense of $732,509 and $1,298,497 during the three and six months ended June 30, 2019, respectively, as compared to the three and six months ended June 30, 2018, was primarily due to an increase of $69,331,290 in the aggregate amount of debt outstanding during the three and six months ended June 30, 2019, as compared to the amount outstanding during the three and six months ended June 30, 2018.

Interest Income

For the three months ended June 30, 2019 and June 30, 2018, the Company earned interest income of $70,382 and $19,467, respectively. For the six months ended June 30, 2019 and June 30, 2018, the Company earned interest income of $90,889 and $27,190, respectively.

Interest income is composed of interest earned on interest bearing cash deposit accounts with banking institutions.

The increase in interest income of $50,915 and $63,699 during the three and six months ended June 30, 2019, respectively, as compared to the three and six months ended June 30, 2018, was primarily due to an increase in the amount of cash and cash equivalents held in interest bearing deposit accounts with banking institutions.

Income from Investments in Real Estate-Related Assets

For the three months ended June 30, 2019 and June 30, 2018, the Company earned income from investments in real estate-related assets of $322,904 and $146,055, respectively. For the six months ended June 30, 2019 and June 30, 2018, the Company earned income from investments in real estate-related assets of $701,222 and $313,015, respectively.

Income from investments in real estate-related assets is earned on the Company’s investments in the DST, the Pennsylvania SPE and the Illinois SPE.

The increase in income from investments in real estate-related assets of $176,849 and $388,207 during the three and six months ended June 30, 2019, respectively, as compared to the three and six months ended June 30, 2018, was primarily due to the acquisition of membership interests in the Pennsylvania SPE and the Illinois SPE.

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

The following table presents a reconciliation of FFO to net income:

Six Months Ended June 30, 2019
Net Income	$247,739
Adjustments:
Real estate depreciation and amortization	2,144,443
Funds from Operations	$2,392,182

The following table presents a reconciliation of FFO to MFFO:

Six Months Ended June 30, 2019
Funds from Operations	$2,392,182
Adjustments:
Amortization of above-market lease intangibles	15,147
Amortization of below-market lease intangibles	(154,431)
Straight-line rent	(304,985)
Other real estate investment related amortization	82,067
Prepaid expense amortization	29,282
O&O Costs	(222)
Modified Funds from Operations	$2,059,040

Net Asset Value

On August 7, 2019, the Company’s board of directors approved an estimated NAV as of June 30, 2019 of $25.02 per share for Class A and I, and $25.00 for Class T. The calculation of the Company’s estimated NAV was performed by Robert A. Stanger & Co., Inc. (“Stanger”), its independent valuation firm, in accordance with the procedures described in the “Net Asset Value Calculation and Valuation Procedures” section of the Company’s prospectus and under the oversight of the Company’s board of directors. Although the independent valuation firm performs the calculation of the Company’s estimated NAV, the Company’s board of directors is solely responsible for the determination of the Company’s estimated NAV.

Summary of Methodology

In accordance with our current valuation procedures, our NAV was based in part upon: (i) the most recent appraised value of the GR Property, the FM Property, the CO Property, the Lewisville Property and the DST Properties; (ii) the fair market value of our Debt Investments (as defined below); (iii) the fair market value of our loans payable; (iv) the estimated non-controlling interest held in our consolidated Pennsylvania SPE; (v) our ownership interest in the Illinois SPE; and (vi) the net tangible assets and liabilities of the Company as of the Valuation Date, as outlined in more detail below.

Appraisal of Consolidated Real Estate

Pursuant to its valuation guidelines, the Company engaged Stanger to provide its appraised market value of the FM Property, the CO Property, and the Lewisville Property as of March 31, 2019, the DST Properties as of May 9, 2019 and the GR Property as of June 30, 2019 (collectively the “Appraised Properties”). Pursuant to our engagement agreement with Stanger, the appraisals of the Appraised Properties were prepared utilizing solely the income approach to value, using a direct capitalization analysis for the GR Property and the DST Properties and both a direct capitalization analysis and discounted cash flow analysis (“DCF”) for the FM Property, CO Property and Lewisville Property. The direct capitalization analysis is based upon the estimated net operating income of the Appraised Properties capitalized at an appropriate capitalization rate considering property characteristics and competitive position, the credit profile of the tenant/guarantor under the leases encumbering the Appraised Properties, the terms of the leases encumbering the Appraised Properties, and market conditions as of the date of value. The DCF analysis (used for the FM Property, the CO Property and the Lewisville Property) is based upon multi-year cash flow projections for each applicable property prepared in accordance with the lease which currently encumbers each property. Each property was assumed to be sold after the expiration of the initial lease term and any renewal terms deemed materially favorable to the tenant, of which there were none. The reversion value of the property which can be realized upon sale is calculated based on the current economic rental rate deemed reasonable for the property, escalated at a rate indicative of current expectations in the marketplace for the property. The projected market rate net operating income of the property for the year following the year of sale is then capitalized at an appropriate capitalization rate reflecting the age and anticipated functional and economic obsolescence and competitive position of the property to determine its reversion value. Net proceeds of sale are determined by deducting estimated costs incurred at the time of sale, estimated at 2% of the gross reversion value. Finally, the discounted present value of the cash flow stream from operations (including any estimated releasing costs at the end of the assumed current lease term) and the discounted present value of the net proceeds from sale are summed to arrive at a total estimated value for the property. The capitalization rates applied to the Appraised Properties ranged from 5.00% to 6.25%, with a weighted average of approximately 5.98%. The discount rates applied to the estimated net cash flow from operations of the Appraised Properties for which a DCF analysis was conducted ranged from 5.50% to 7.50%, with a weighted average of approximately 6.74%. The discount rates applied to the estimated residual value of the Appraised Properties for which a DCF analysis was conducted ranged from 7.00% to 7.50%, with a weighted average of approximately 7.34%. The residual capitalization rates applied to the Appraised Properties for which a DCF analysis was conducted ranged from 6.25% to 6.75%, with a weighted average of approximately 6.59%. Where both a direct capitalization analysis and DCF was utilized, the indicated value from each approach was reviewed and a final appraised value was concluded. While a sales comparison approach was not conducted, Stanger reviewed regional property sale data for each Appraised Property in order to assist in the selection of capitalization rates applied in the appraisals and to observe transaction prices per square foot in the Appraised Properties’ regional markets. The aggregate appraised value of the Appraised Properties was $151,780,000. The appraised values of the Appraised Properties are subject to the general assumptions and limiting conditions set forth in the appraisal reports rendered to the Company by Stanger.

Debt Investments

In accordance with the Company’s valuation procedures, the preferred equity originated by the Pennsylvania SPE and the subordinated mezzanine loan originated by Illinois SPE (individually a “Debt Investment” and collectively the “Debt Investments”) were included in the determination of NAV at their estimated fair market value as of June 30, 2019, as determined by Stanger, adjusted to reflect the Company’s interest in the Debt Investments. The Debt Investments estimated value was based upon taking, for each Debt Investment, the loan payments over the remaining anticipated term and discounting such payments to present value at a discount rate range equal to the current estimated market interest rate on financing similar to the applicable Debt Investments. To provide their opinion of value of the Debt Investments, Stanger first reviewed the terms of each of the Debt Investments as contained in the loan documents. Stanger then reviewed mezzanine loan market terms at or around June 30, 2019 to ascertain current market interest rate levels for loans similar to the Debt Investments. This review was conducted by (i) recent interviews of participants in the mezzanine / preferred equity market, (ii) reviewing recent mezzanine loan transactions, and (iii) reviewing published surveys available at or around June 30, 2019. Based on Stanger’s reviews above and taking into consideration the Debt Investments’ unique factors, including, but not limited to, loan-to-value (based on the appraised value of the collateral), debt service coverage/debt yield, collateral property type, age and location, financial information pertaining to the lessee of the collateral properties, prepayment terms, and loan origination date, maturity date and extension terms, a market interest rate range was determined for each Debt Investment to utilize in the determination of the fair market value of the Debt Investments. The discount rates applied to the future payments of our Debt Investments was 7.75% for both facilities. The aggregate fair value of the Debt Investments, before adjustments for our ownership interest, was $25.35 million.

Estimated Market Value of the Non-Controlling Interest in the Pennsylvania SPE

In order to determine the net asset value attributable to the non-controlling interest in the Pennsylvania SPE, Stanger added to the fair value of the Pennsylvania SPE’s preferred equity, determined as described above in Debt Investments, the other tangible assets and deducted the tangible liabilities of the Pennsylvania SPE as of June 30, 2019 to determine the Pennsylvania SPE net asset value. This net asset value was then multiplied by the ownership interest held by parties other than the Company (approximately 1.0%) to determine the non-controlling interest adjustment related to the Pennsylvania SPE utilized in the Company’s June 30, 2019 NAV.

Estimated Market Value of the Illinois SPE

In order to determine the Company’s equity interest in the Illinois SPE, Stanger added to the fair value of the subordinated mezzanine loan, determined as described above in Debt Investments, the other tangible assets and deducted the tangible liabilities as of June 30, 2019 of the Illinois SPE to determine the Illinois SPE net asset value.  The Illinois SPE net asst value was then multiplied by the ownership interest of the Company (approximately 70.7%) to determine the equity interest value utilized in the Company’s June 30, 2019 NAV.

Fair Value of Long Term Debt

Stanger performed a valuation of the property-level debt by reviewing available market data for comparable liabilities and applying a selected discount rate to the stream of future debt payments. The discount rate was selected based on several factors including U.S. Treasury yields as of the valuation date, as well as loan-specific items such as loan-to-value ratio, debt service coverage ratio, collateral property location, age, type, lease term and lessee credit quality, prepayment terms, and maturity and loan origination date. The discount rates applied to the future debt payments of our long-term debt ranged from 4.05% to 4.25%, with a weighted average of approximately 4.17%. Stanger’s valuation of the long-term debt is based in part on the appraised values of the encumbered Appraised Properties, which represent the collateral associated with the long-term debt as well as certain other assumptions and limiting conditions, including: (i) Stanger was provided with loan documents and other factual loan information by the Advisor and has relied upon and assumed that such information is correct in all material respects and no warranty is given by Stanger as to the accuracy of such information; (ii) each collateral property is assumed to be free and clear of liens (other than the mortgage being valued); (iii) information furnished by others, upon which all or portions of Stanger’s value opinion is based, is believed to be reliable but has not been verified, and no warranty is given as to the accuracy of such information; (iv) no material change has occurred in the value of the collateral properties from the date of last appraisal through the NAV date; and (v) each mortgage is assumed to be salable, transferable or assumable between parties and is further assumed not to be in default. Stanger’s opinion of the long-term debt value was predicated on the above assumptions.

Estimated NAV

In performing the calculation of the estimated NAV, Stanger added the appraised values of the Appraised Properties, the fair value of the preferred equity originated by the Pennsylvania SPE, the value of the Illinois SPE adjusted for the Company’s ownership interest and other tangible assets of the Company, consisting of cash and equivalents, receivables and other assets, and subtracted the estimated fair market value of the Company’s long-term debt, the value of the non-controlling interest in the Pennsylvania SPE, and other tangible liabilities of the Company, consisting of accounts payable and accrued expenses, but excluding amounts owed to the Advisor for reimbursement of O&O Costs less the current accrued O&O Costs liability (consistent with our valuation procedures), and considered any other amounts due to the Advisor or affiliates for repayment of the Sponsor Support or amounts due to the Special Unit Holder upon a liquidation of the Company to produce an estimated NAV as of June 30, 2019, consistent with the procedures described in the “Net Asset Value Calculation and Valuation Procedures” section of the Company’s prospectus, of $25.02 per share for Class A and I, and $25.00 for Class T shares.

The determination of NAV involves a number of assumptions and judgments, including estimates of the Advisor’s interest in disposition proceeds (if any). These assumptions and judgments may prove to be inaccurate. There can be no assurance that a stockholder would realize $25.02 per share of Class A and I common stock or $25.00 for Class T common stock if the Company were to liquidate or engage in another type of liquidity event today. In particular, the Company’s June 30, 2019 NAV is based on appraisals of the fair market value of certain of the Company’s real estate property investments preceding June 30, 2019, and while we believe no material change has occurred in the value of our real estate property investments between the appraised value dates and June 30, 2019, Stanger has assumed no material change has occurred since the appraisal date of our real estate property investments in its calculation of our NAV. Furthermore, the Company’s June 30, 2019 NAV does not consider fees or expenses that may be incurred in providing a liquidity event, including reimbursement of amounts to the Advisor for O&O Costs and any operating expenses that have not been invoiced by the Advisor. We believe the methodology of determining the Company’s NAV conforms to the Institute for Portfolio Alternative’s Practice Guideline for Valuations of Publicly Registered Non-Listed REITs (April 2013) and is prepared in accordance with the procedure described in the “Net Asset Value Calculation and Valuation Procedures” section of the Company’s prospectus. In addition, the Company’s board of directors periodically reviews the Company’s NAV policies and procedures.

The purchase price per share for each class of the Company’s common stock will generally equal the prior quarter’s NAV per share, as determined quarterly, plus applicable selling commissions and dealer manager fees. The NAV for each class of shares is based on the value of the Company’s assets and the deduction of any liabilities, and any distribution fees applicable to such class of shares.

The following table provides a breakdown of the major components of the Company’s NAV:

Components of NAV	June 30, 2019
Investment in real estate	$151,780,000
Investments in real estate-related assets	21,864,232
Cash and cash equivalents	17,267,481
Other assets	612,406
Debt obligations	(77,439,614)
Due to related parties(1)	(422,279)
Accounts payable and other liabilities	(1,545,774)
Distribution fee payable the following month(2)	(23,662)
Non-controlling interests in subsidiaries	(127,258)
Sponsor Support repayment / special unit holder interest in liquidation	—
Net Asset Value	$111,965,532
Number of outstanding shares	4,475,218
Note:

(1) Excluding $784,855 due to the Advisor for reimbursement of O&O ($820,580 less the current liability due of $35,725) pursuant to the procedures described in the “Net Asset Value Calculation and Valuation Procedures” section of the Company’s prospectus.

(2) Distribution fee only relates to Class T shares.

NAV Per Share	Class A Shares	Class T Shares	Class I Shares	Total
Total Gross Assets at Fair Value	$113,941,071	$49,123,950	$28,459,098	$191,524,119
Distribution fees due and payable	—	(23,662)	—	(23,662)
Debt obligations	(46,070,190)	(19,862,458)	(11,506,966)	(77,439,614)
Due to related parties	(251,220)	(108,311)	(62,748)	(422,279)
Accounts payable and other liabilities	(919,607)	(396,475)	(229,692)	(1,545,774)
Non-controlling interests in subsidiaries	(75,708)	(32,640)	(18,910)	(127,258)
Quarterly NAV	$66,624,346	$28,700,404	$16,640,782	$111,965,532
Number of outstanding shares	2,662,386	1,147,847	664,985	4,475,218
NAV per share	$25.02	$25.00	$25.02

The following table reconciles stockholders’ equity per the Company’s consolidated balance sheet to the Company’s NAV:

Reconciliation of Stockholders’ Equity to NAV	June 30, 2019
Stockholders’ equity under U.S. GAAP	$106,984,061
Adjustments:
Unrealized appreciation of real estate	4,856,768
Unrealized appreciation of real estate-related assets	569,118
Organization and offering costs	784,855
Acquisition costs	(748,397)
Deferred financing costs, net	(787,870)
Accrued distribution fee(1)	867,579
Accumulated depreciation and amortization	3,121,362
Fair value adjustment of debt obligations	(2,894,430)
Deferred rent receivable	(921,034)
Non-controlling interests in subsidiaries	133,520
NAV	$111,965,532
Note:	(1) Accrued distribution fee only relates to Class T shares.

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

Organization and offering costs

The Advisor has agreed to pay, on behalf of the Company, all O&O Costs through the Escrow Break Anniversary. Such costs are being reimbursed to the Advisor, ratably, by the Company, over 36 months beginning on May 19, 2018, subject to the 1% Cap. After the Escrow Break Anniversary, the Advisor, in its sole discretion, may pay some or all of the additional O&O Costs incurred, but is not required to do so. To the extent the Advisor pays such additional O&O Costs, the Company is obligated to reimburse the Advisor subject to the 1% Cap. As of June 30, 2019, the Advisor has continued to pay all O&O Costs on behalf of the Company. Under U.S. GAAP, the Company's reimbursement liability pertaining to the O&O Costs is recorded as a component of Due to related parties in the Company's consolidated balance sheet. For NAV, such costs are recognized as a reduction in NAV as they are reimbursed.

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

Sensitivity Analysis

Assuming all other factors remain unchanged, the table below presents the estimated increase or decrease to our June 30, 2019 NAV for a change in the going-in capitalization rate and, where a DCF analysis was utilized, discount rates and terminal capitalization rates used in the Appraised Properties’ appraisals, a 5% change in the discount rates used to value our Debt Investments and a 5% change in the discount rates used to value our long-term debt:

Sensitivity Analysis	Range of NAV (Class A & I)			Range of NAV (Class T)
	Low	Concluded	High	Low	Concluded	High
Estimated Per Share NAV	$22.95	$25.02	$26.20	$22.93	$25.00	$26.18
Capitalization Rate - Appraised Properties	6.28%	5.98%	5.68%	6.28%	5.98%	5.68%
Cash Flow Discount Rate - Appraised Properties	7.08%	6.74%	6.41%	7.08%	6.74%	6.41%
Residual Discount Rate - Appraised Properties	7.70%	7.34%	6.97%	7.70%	7.34%	6.97%
Terminal Capitalization Rate - Appraised Properties	6.92%	6.59%	6.26%	6.92%	6.59%	6.26%
Discount Rate - Debt Investments	8.14%	7.75%	7.36%	8.14%	7.75%	7.36%
Discount Rate - Long-Term Debt Consolidated	3.97%	4.17%	4.38%	3.97%	4.17%	4.38%

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

If the Company is unable to raise substantial funds in the Offering, it will make fewer investments resulting in less diversification in terms of the type, number and size of investments it makes and the value of an investment in the Company will fluctuate with the performance of the limited assets it acquires. Further, the Company will have certain fixed operating expenses, including certain expenses as a REIT, regardless of whether it is able to raise substantial funds in the Offering. The Company’s inability to raise substantial funds would increase its fixed operating expenses as a percentage of gross income, reducing its net income and limiting its ability to make distributions. As of June 30, 2019, the Company raised gross proceeds of $115,655,973 in the Offering.

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

On July 11, 2017, in connection with the purchase of the GR Property, a wholly owned subsidiary of the Operating Partnership entered into a loan agreement (the “GR Loan”) with UBS AG with an outstanding principal amount of $4,500,000. As of June 30, 2019, the carrying amount of the GR Loan on the Company’s consolidated balance sheet is $4,434,220, which is net of $65,780 of deferred financing costs. The GR Loan provides for monthly interest payments and bears interest at an initial fixed rate of 4.1064% per annum through the anticipated repayment date, July 6, 2027, and thereafter at a revised interest rate of 3.0% per annum plus the greater of the initial interest rate or the 10 year swap yield through the maturity date, June 30, 2032.

On February 1, 2018, in connection with the purchase of the FM Property, a wholly owned subsidiary of the Operating Partnership entered into a loan agreement (the “FM Loan”) with UBS AG with an outstanding principal amount of $21,000,000. As of June 30, 2019, the carrying amount of the FM Loan on the Company’s consolidated balance sheet is $20,823,790, which is net of $176,210 of deferred financing costs. The FM Loan provides for monthly interest payments and bears interest at an initial fixed rate of 4.4329% per annum through the anticipated repayment date, February 6, 2028 (the “FM Anticipated Repayment Date”), and thereafter at a revised interest rate of 3.0% per annum plus the greater of the initial interest rate or the 10 year swap yield as of the first business day after the FM Anticipated Repayment Date.

On July 31, 2018, in connection with the purchase of the CO Property, the CO Property SPE entered into a loan agreement (the “CO Loan”) with CCRE with an outstanding principal amount of $26,550,000. As of June 30, 2019, the carrying amount of the CO Loan on the Company’s consolidated balance sheet is $26,320,030, which is net of $229,970 of deferred financing costs. The CO Loan provides for monthly interest payments and bears interest at an initial fixed rate of 4.9425% per annum through the anticipated repayment date, August 6, 2028 (the “CO Loan Anticipated Repayment Date”), and thereafter at an increased rate of 2.50% per annum plus the greater of the initial interest rate or the 10 year swap yield as of the first business day after the CO Loan Anticipated Repayment Date.

As of June 30, 2019, the Company’s debt to tangible assets ratio was 45.3%.

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

The Company anticipates that over time adequate cash will be generated from operations to fund its operating and administrative expenses, continuing debt service obligations and the payment of distributions. However, the Company’s ability to finance its operations is subject to some uncertainties. The Company’s ability to generate working capital is dependent on its ability to attract and retain tenants, investments that generate cash flow, and the economic and business environments of the various markets in which the Company’s properties will be located. The Company’s ability to sell its assets is partially dependent upon the state of real estate markets and the ability of purchasers to obtain financing at reasonable commercial rates. In general, the Company policy is to pay distributions from cash flow from operations but should operations not be sufficient to fund cash distributions, the Company has entered into the distribution support agreement with CFI (the “Distribution Support Agreement”), pursuant to which CFI will to purchase up to $5 million in Class I shares (including the $2.0 million of shares purchased to satisfy the Minimum Offering Requirement) from the Company to provide additional cash support distributions. However, if the Company has not generated sufficient cash flow from its operations and other sources, such as from the Distribution Support Agreement, or the Advisor's deferral, suspension and/or waiver of its fees and expense reimbursements, to fund distributions, the Company may use the proceeds from the Offering for such purposes. As June 30, 2019, CFI’s remaining obligation pursuant to the Distribution Support Agreement is limited to $1,892,344.

Cash Flows

The following table provides a breakdown of the net change in the Company’s cash and cash equivalents:

Six Months Ended June 30, 2019
Cash flows from operating activities	$1,006,123
Cash flows from investing activities	(20,932,853)
Cash flows from financing activities	23,147,445
Increase in cash and cash equivalents	$3,220,715

Operating Activities

During the six months ended June 30, 2019, net cash provided by operating activities was $1,006,123, compared to $406,609 of net cash provided by operating activities for the six months ended June 30, 2018. The change was primarily due to an increase in net income of $1,134,500, an increase in depreciation and amortization expenses related to real estate assets and liabilities and deferred financing costs totaling $1,888,318, and an increase in proceeds from investments in real estate-related assets of $680,546, offset by an increase in gains from investments in real estate-related assets of $388,207 and a net decrease in working capital accounts of $2,715,643 (see “—Results of Operations”).

Investing Activities

Net cash used in investing activities was $20,932,853 for the six months ended June 30, 2019, compared to $21,915,777 for the six months ended June 30, 2018. The change was primarily due to a decrease in purchases of interest in real estate-related assets of $1,397,470, and an increase in acquisition of real estate of $414,546.

Financing Activities

During the six months ended June 30, 2019, net cash provided by financing activities was $23,147,445, compared to $32,960,105 for the six months ended June 30, 2018. The change was primarily due to a decrease in proceeds from common stock issued of $8,555,421 and an increase in distributions of $1,257,239.

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

To ensure that the Company has sufficient funds to cover cash distributions authorized and declared during the Offering, the Company and CFI entered into the Distribution Support Agreement. The terms of the agreement provide that in the event that cash distributions exceed MFFO, defined as a supplemental measure to reflect the operating performance of a non-traded REIT, for any calendar quarter through March 23, 2019, CFI shall purchase Class I shares from the Company in an amount equal to the distribution shortfall, up to $5 million (less the $2.0 million of shares purchased by CFI in order to satisfy the Minimum Offering Requirement). On March 21, 2019, the Company’s board of directors and CFI amended the Distribution Support Agreement to extend the term of the Distribution Support Agreement for the period ending upon the termination of the Primary Offering. In addition to the shares purchased to satisfy the Minimum Offering Requirement, as of June 30, 2019, CFI has purchased $1,107,656 in Class I shares pursuant to the Distribution Support Agreement.

Under the terms of the Distribution Support Agreement, if the cash distributions the Company pays for any calendar quarter exceed the Company’s MFFO for such quarter, CFI will purchase Class I shares following the end of such calendar quarter for a purchase price equal to the distribution shortfall. The distribution shortfall is defined in the Distribution Support Agreement as the amount by which the distributions paid on such shares exceed the MFFO for such quarter. In such instance, the Company may be paying distributions from proceeds of the shares purchased by CFI or its affiliates, not from cash flow from operations. Class I shares purchased by CFI pursuant to the Distribution Support Agreement will be eligible to receive all distributions payable by the Company with respect to Class I shares. (1)

The following table summarizes our distributions declared during the three and six months ended June 30, 2019 and June 30, 2018.

	Three Months Ended June 30, 2019		Six Months Ended June 30, 2019
	Amount	Percent	Amount	Percent
Distributions
Paid in cash	$510,365	32%	$1,410,701	48%
Payable	538,785	34%	538,785	18%
Reinvested in shares	533,267	34%	1,001,693	34%
Total distributions	$1,582,417	100%	$2,951,179	100%
Sources of Distributions:
Operating cash flows	$1,337,949	85%	$1,006,123	34%
Offering proceeds pursuant to Distribution Support Agreement(1)	—	0%	—	0%
Offering proceeds	244,468	15%	1,945,056	66%
Total sources of distributions	$1,582,417	100%	$2,951,179	100%

	Three Months Ended June 30, 2018		Six Months Ended June 30, 2018
	Amount	Percent	Amount	Percent
Distributions
Paid in cash	$354,494	56%	$477,255	46%
Payable	82,753	13%	239,650	23%
Reinvested in shares	200,838	31%	325,944	31%
Total distributions	$638,085	100%	$1,042,849	100%

Sources of Distributions:
Operating cash flows	$219,823	35%	$219,823	21%
Offering proceeds pursuant to Distribution Support Agreement(1)	347,005	54%	347,005	33%
Offering proceeds	71,257	11%	476,021	46%
Total sources of distributions	$638,085	100%	$1,042,849	100%

Note:

(1) Pursuant to the Distribution Support Agreement between the Company and CFI, CFI will purchase Class I shares of the Company’s common stock for any distribution shortfall within 15 business days following the Company’s filing with the SEC of its periodic report for such calendar quarter or year.

During the three and six months ended June 30, 2019 the Company declared $1,582,417 and $2,951,179 of distributions to its shareholders (including those reinvested in shares pursuant to the DRP), respectively, compared to the Company’s total aggregate MFFO of $1,153,343 and $2,059,040 for the three and six months ended June 30, 2019, respectively, and the Company’s total aggregate net income of $197,082 and $247,739 for such periods, respectively.

During the three and six months ended June 30, 2018 the Company declared $638,085 and $1,042,849 of distributions to its shareholders (including those reinvested in shares pursuant to the DRP), respectively, compared to the Company’s total negative aggregate MFFO of $39,889 and $720,867 for the three and six months ended June 30, 2018, respectively, and the Company’s total aggregate net loss of $131,329 and $886,761 for such periods, respectively.

Election as a REIT

The Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended. The Company intends to operate in such a manner to qualify for taxation as a REIT, but no assurance can be given that the Company will operate in a manner so as to qualify or remain qualified as a REIT. In order to qualify and continue to qualify for taxation as a REIT, the Company generally must distribute annually at least 90% of the Company’s REIT taxable income. REITs are subject to a number of other organizational and operational requirements, including asset, income, share ownership, minimum distribution and other requirements. Even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, as well as federal income and excise taxes on its undistributed income.

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

Reimbursement of Organization and Offering Costs

The Advisor has agreed to pay, on behalf of the Company, all O&O Costs through the Escrow Break Anniversary. The Company was not required to reimburse the Advisor for payment of the O&O Costs prior to the Escrow Break Anniversary. After the Escrow Break Anniversary, the Advisor, in its sole discretion, may pay some or all of the additional O&O Costs incurred, but is not required to do so. To the extent the Advisor pays such additional O&O Costs, the Company is obligated to reimburse the Advisor subject to the 1% Cap. Following the Escrow Break Anniversary, the Company began reimbursing the Advisor for payment of the O&O Costs on a monthly basis, which will continue through the period ended May 18, 2021; provided, however, that the Company shall not be obligated to pay any amounts that as a result of such payment would cause the aggregate payments for O&O Costs (less selling commissions, dealer manager fees and distribution fees) paid to the Advisor to exceed the 1% Cap as of such payment date. Any amounts not reimbursed in any period shall be included in determining any reimbursement for a subsequent period. As of June 30, 2019, the Advisor has continued to pay all O&O Costs on behalf of the Company.

Variable Interest Entities

A Variable Interest Entity (“VIE”) is an entity that lacks one or more of the characteristics of a voting interest entity. A VIE is defined as an entity in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The determination of whether an entity is a VIE includes both a qualitative and quantitative analysis. The Company bases the qualitative analysis on the Company’s review of the design of the entity, its organizational structure including decision-making ability and relevant financial agreements and the quantitative analysis on the forecasted cash flow of the entity. The Company will reassess the initial evaluation of an entity as a VIE upon the occurrence of certain reconsideration events. A VIE must be consolidated only by its primary beneficiary, which is defined as the party who, along with its affiliates and agents has both the: (i) power to direct the activities that most significantly impact the VIE’s economic performance and (ii) obligation to absorb the losses of the VIE or the right to receive the benefits from the VIE, which could be significant to the VIE. The Company will determine whether it is the primary beneficiary of a VIE by considering qualitative and quantitative factors, including, but not limited to: which activities most significantly impact the VIE’s economic performance and which party controls such activities; the amount and characteristics of its investment; the obligation or likelihood for us or other interests to provide financial support; consideration of the VIE’s purpose and design, including the risks the VIE was designed to create and pass through to its variable interest holders and the similarity with and significance to the Company’s business activities and other interests. The Company will reassess the determination of whether it is the primary beneficiary of a VIE each reporting period. Significant judgments related to these determinations include estimates about the current and future fair value and performance of investments held by these VIE’s and general market conditions. As of June 30, 2019, the Company concluded that it did have investments in VIE’s and because the Company is not the primary beneficiary it did not consolidate such entities, as described in “Note 10—Variable Interest Entities” in its accompanying consolidated financial statements included in Part 1 - Item 1. “Financial Statements (Unaudited).”

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

Investments in Real Estate-Related Assets

Unconsolidated Equity Method Investments

The Company has performed a consolidation analysis in accordance with ASC Topic 810, Consolidation, as described in the “Variable Interest Entities” section of Note 2. The Company has determined, as a result of its analysis, that it is not the primary beneficiary of its investment in the Illinois SPE, and therefore has not consolidated the entity. The Company has accounted for its investment in real estate-related assets, which is controlled and managed by CFI, under the equity method of accounting. In accordance with ASC Topic 323, Investments—Equity Method and Joint Ventures, the Company is able to exercise significant influence over this investee. Under the equity method, the investment is adjusted each period for capital contributions and distributions and its share of the entity’s net income (loss). Capital contributions, distributions and net income (loss) of such entity is recorded in accordance with the terms of the governing documents. An allocation of net income (loss) may differ from the stated ownership percentage interest in such entity as a result of preferred returns and allocation formulas, if any, as described in such governing documents. Investments in real estate-related assets are periodically reviewed for impairment based on projected cash flows from the underlying investment. If an impairment is identified, the carrying value of the investment will be reduced to the anticipated recoverable amount. As of June 30, 2019, no impairment has been identified.

Preferred Equity Investments

The Company has made a preferred equity investment in the Pennsylvania JV (as defined in Note 6), an entity that holds commercial real estate. A preferred equity investment is typically made by the Company in an entity that has an ownership interest in another entity that owns the underlying property. Preferred equity investments are not typically secured by the underlying property. Preferred equity investments generally have loan like characteristics in that they have the right to receive preferential cash distributions at a predetermined rate and offer protection to the Company through covenants that limit the borrower entity’s activities and grant the preferred equity holder rights to control the property in certain events of default.

The Company has performed a consolidation analysis in accordance with ASC Topic 810, Consolidation, as described in the “Variable Interest Entities” section of Note 2. The Company has determined, as a result of its analysis, that it is the primary beneficiary of its investment in the Pennsylvania SPE, and therefore has consolidated the entity. The Company’s investment in the Pennsylvania SPE is included within Investments in real estate-related assets on the Company’s consolidated balance sheet.

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

Income Taxes

The Company has elected to be taxed as a REIT and complies with the related provisions under the Internal Revenue Code of 1986, as amended. As a REIT, the Company will not be subject to U.S. federal income tax with respect to the portion of the Company’s income that meets certain criteria and is distributed annually to stockholders. The Company intends to operate in a manner that allows it to meet the requirements for taxation as a REIT. Many of these requirements, however, are highly technical and complex. The Company will monitor the business and transactions that may potentially impact the Company’s REIT status. If the Company were to fail to meet these requirements, it could be subject to U.S. federal income tax on the Company’s taxable income at regular corporate rates. The Company would not be able to deduct distributions paid to stockholders in any year in which it fails to qualify as a REIT. The Company would also be disqualified for the four taxable years following the year during which qualification was lost unless the Company was entitled to relief under specific statutory provisions.

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

Recently Adopted Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers. The ASU replaced certain previously existing revenue recognition guidance. The FASB has subsequently issued several additional amendments to the standard, including ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies the guidance on principal versus agent analysis based on the notion of control and affects recognition of revenue on a gross or net basis. Beginning January 1, 2018, companies are required to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and also includes additional disclosure requirements. The standard could have been adopted either retrospectively to prior reporting periods presented or as a cumulative effect adjustment as of the date of adoption. The Company adopted the guidance on its required effective date of January 1, 2018 using the modified retrospective transition method applied to contracts that were not completed as of the adoption date. Accordingly, the revenue standard is applied prospectively in the Company’s financial statements from January 1, 2018 onward and reported financial information for historical comparable periods is not revised and continues to be reported under the accounting standards in effect during those historical periods. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which makes changes to how cash receipts and cash payments are presented and classified in the Company’s consolidated statements of cash flows.  The standard became effective for the Company beginning January 1, 2018 and required adoption on a retrospective basis.  The adoption of this guidance did not have a material impact on the Company’s consolidated statements of cash flows.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires that the statements of cash flows present the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents.  The standard became effective for the Company beginning January 1, 2018 and required adoption on a retrospective basis.  The adoption of this guidance did not have a material impact on the Company’s consolidated statements of cash flows.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which clarifies the definition of a business with the objective of providing additional guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses.  The standard became effective for the Company beginning January 1, 2018 and is applied on a prospective basis.  The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This standard requires lessees to recognize a right-of-use (“ROU”) asset and lease liability for all leases with terms of more than 12 months. Recognition, measurement and presentation of expenses will depend on the classification of a lease as a finance or operating lease. The amendments also require certain quantitative and qualitative disclosures. Accounting guidance for lessors is mostly unchanged. In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases, to clarify how to apply certain aspects of the new leases standard. The amendments address the rate implicit in the lease, impairment of the net investment in the lease, lessee reassessment of lease classification, lessor reassessment of lease term and purchase options, variable payments that depend on an index or rate and certain transition adjustments, among other issues. In addition, in July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, which provides an additional (and optional) transition method to adopt the new leases standard. Under the new transition method, a reporting entity would initially apply the new lease requirements at the effective date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption; continue to report comparative periods presented in the financial statements in the period of adoption in accordance with previous U.S. GAAP (i.e., ASC 840, Leases); and provide the required disclosures required by ASC 840 for all periods presented under that standard. Further, ASU No. 2018-11 contains a new practical expedient that allows lessors to avoid separating lease and associated non-lease components within a contract if certain criteria are met. In December 2018, the FASB issued ASU No. 2018-20, Leases (Topic 842): Narrow-Scope Improvements for Lessors, to clarify guidance for lessors on sales taxes and other similar taxes collected from lessees, certain lessor costs and recognition of variable payments for contracts with lease and non-lease components. In March 2019, the FASB issued ASU 2019-01, Leases (Topic 842), Codification Improvements, to clarify certain application and transitional disclosure aspects of the new leases standard. The amendments address determination of the fair value of the underlying asset by lessors that are not manufacturers or dealers and clarify interim period transition disclosure requirements, among other issues. The guidance in ASUs 2016-02, 2018-10, 2018-11 and 2018-20 is effective beginning January 1, 2019, with early adoption permitted; whereas the guidance in ASU 2019-01 is effective beginning January 1, 2020, with early adoption permitted. The Company adopted the above mentioned standards on January 1, 2019 using the effective date as the date of initial application. As a result, pursuant to this transition method financial information was not updated and the disclosures required under the leases standards were not provided for dates and periods before January 1, 2019. The guidance provides a number of optional practical expedients to be utilized upon transition. Accordingly, the Company has elected the ‘package of practical expedients,’ which permits the Company not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs. The Company did not elect the use-of-hindsight or the practical expedient pertaining to land easements, with the latter not being applicable to the Company. While the guidance identifies common area (building) maintenance as a non-lease component of the Company’s real estate lease contracts, the Company has applied the practical expedient to account for its real estate leases and associated common area maintenance (“CAM”) service components as a single, combined operating lease component, however, the CAM service component is not material to the Company’s consolidated financial statements. Consequently, the application of the guidance on contract components did not have a material effect on the Company’s consolidated financial statements. In addition, due to the standard’s narrowed definition of initial direct costs, the Company will expense as incurred significant lease origination costs previously capitalized as initial direct costs and amortized to expense over the lease term. As these types of costs have not historically been incurred by the Company, the change in accounting for any such costs to be incurred in the future is not expected to have a material impact on the Company’s consolidated financial statements. See Note Note 3 – Investment in Real Estate for additional information on the Company’s leasing arrangements.

New Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires financial assets that are measured at amortized cost to be presented, net of an allowance for credit losses, at the amount expected to be collected over their estimated life. Expected credit losses for newly recognized financial assets, as well as changes to credit losses during the period, are recognized in earnings. For certain purchased financial assets with deterioration in credit quality since origination, the initial allowance for expected credit losses will be recorded as an increase to the purchase price. Expected credit losses, including losses on off-balance-sheet exposures such as lending commitments, will be measured based on historical experience, current conditions and reasonable and supportable forecasts that affect the collectability of the reported amount. The new standard will become effective for the Company beginning January 1, 2020, under a modified retrospective approach, and early adoption is permitted. In November 2018, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, to clarify that operating lease receivables accounted for under ASC 842, Leases, are not in the scope of the new credit losses guidance, and, instead, impairment of receivables arising from operating leases should be accounted for in accordance with ASC 842, Leases. In April 2019, the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. The ASU makes changes to the guidance introduced or amended by ASU No. 2016-13 to clarify the scope of the credit losses standard and address guidance related to accrued interest receivable balances, recoveries, variable interest rates and prepayments, among other issues. In addition, in May 2019, the FASB issued ASU No. 2019-05, Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief. The amendments in this ASU allow entities, upon adoption of ASU No. 2016-13, to irrevocably elect the fair value option for financial instruments that were previously carried at amortized cost and are eligible for the fair value option under ASC 825-10, Financial Instruments: Overall. The amendments in ASUs No. 2018-19, 2019-04 and 2019-05 are required to be adopted concurrently with the guidance in ASU No. 2016-13. The Company plans to adopt the standards on their required effective date. Management is evaluating and planning for adoption and implementation of the new credit losses guidance, including forming an implementation team and continuing its assessment of the impact of the new guidance on the Company’s consolidated financial statements. Given the objective of the new standard, it is generally expected allowances for credit losses for the financial instruments within its scope would increase, however, the amount of any change will be dependent on the composition and quality of the Company’s portfolios at the adoption date as well as economic conditions and forecasts at that time.

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

Off-Balance Sheet Arrangements

As of June 30, 2019, the Company had no off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on the Company’s financial condition, revenue and expenses, results of operations, liquidity, capital expenditures, or capital resources.

Contractual Obligations

The following table presents the future principal payment due under the Company’s GR Loan, FM Loan, CO Loan and DST Loan agreements as of June 30, 2019, which represents the Company’s aggregate contractual obligations and commitments with payments due subsequent to June 30, 2019.

Year	Amount
2019 (remaining)	$—
2020	—
2021	—
2022	—
2023	—
Thereafter	74,545,184
Total	$74,545,184

Subsequent Events

Status of the Offering

As of August 12, 2019, the Company had sold an aggregate of 4,670,835 shares of its common stock (consisting of 2,791,280 Class A shares, 1,184,157 Class T shares, and 695,398 Class I shares) in the Offering resulting in net proceeds of $115,376,410 to the Company as payment for such shares.

Distributions

On August 7, 2019, the Company’s board of directors authorized, and the Company declared, distributions for the period from August 15, 2019 to November 14, 2019, in an amount equal to $0.004253787 per day (or approximately $1.55 on an annual basis) per share of Class A common stock, Class I common stock and Class T common stock, less, for holders of the shares of Class T common stock, the distribution fees that are payable with respect to shares of Class T common stock. The distributions are payable by the 5th business day following each month end to stockholders of record at the close of business each day during the prior month.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

The market risk associated with financial instruments and derivative financial instruments is the risk of loss from adverse changes in market prices or interest rates.  The Company’s interest rate risk management objectives are to limit the impact of interest rate changes in earnings and cash flows and to manage overall borrowing costs. To achieve these objectives, from time to time, the Company may enter into interest rate hedge contracts such as swaps, collars and treasury lock agreements in order to mitigate interest rate risk with respect to various debt instruments. The Company would not hold or issue these derivative contracts for trading or speculative purposes. As of June 30, 2019, there are no such hedging contracts outstanding. The Company does not have any foreign operations and thus is not exposed to foreign currency fluctuations.

Interest Rate Risk

As of June 30, 2019, the Company had fixed rate debt of $74.5 million, and therefore, is not exposed to interest rate changes in LIBOR.

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

As of June 30, 2019, the industry concentration of the Company’s investment was as follows:

•	Industrial – 86%
•	Office – 11%
•	Retail – 3%

As of June 30, 2019, the geographic concentration of the Company’s investments was as follows:

•	Pennsylvania – 51%
•	Illinois – 32%
•	Ohio – 7%
•	South Carolina – 4%
•	Texas – 3%
•	Michigan – 1%
•	Oklahoma – 1%
•	Arkansas – 1%

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

As of June 30, 2019, the Company’s portfolio of real estate assets was leased to the following tenants:

•	Albertsons – 83%
•	Comenity Servicing LLC (a subsidiary of Alliance Data Systems Corporation) – 7%
•	Walgreens – 3%
•	Daimler – 4%
•	HOYA – 3%

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of June 30, 2019, we were not involved in any material legal proceedings.

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

Pursuant to the Distribution Support Agreement, in certain circumstances where our cash distributions exceed MFFO, our sponsor will purchase up to $5.0 million of Class I shares (which includes the shares our sponsor has purchased in order to satisfy the Minimum Offering Requirement) at the then current offering price per Class I share net of dealer manager fees to provide additional cash to support distributions to our stockholders. The sale of these shares will result in the dilution of the ownership interests of our public stockholders. Upon termination or expiration of the Distribution Support Agreement, we may not have sufficient cash available to pay distributions at the rate we had paid during preceding periods or at all. If we pay distributions from sources other than our cash flow from operations, we will have less cash available for investments, we may have to reduce our distribution rate, our net asset value may be negatively impacted and our stockholders overall return may be reduced. As of June 30, 2019, the Company has declared distributions of $6,441,668, of which 54% were paid using proceeds from the Offering.

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

Our amended and restated Advisory Agreement provides that any operating expenses which have not been invoiced by the Advisor will not become our obligations. Without these provisions in our amended and restated Advisory Agreement, such operating expenses, if invoiced, would likely be recorded as liabilities of ours, which, in turn, would likely have a negative effect on our NAV per share. Our amended and restated Advisory Agreement provides that the Advisor will not invoice us for any reimbursement if the impact of such would result in the incurrence of an obligation in an amount that would result in our NAV per share for any class of shares to be less than $25.00. We may, however, incur and record an obligation to reimburse the Advisor, even if it would result in our NAV per share for any class of shares for such quarter to be less than $25.00, if our board of directors determines that the reasons for the decrease of our NAV per share below $25.00 were unrelated to our obligation to reimburse the Advisor for operating expenses. Our amended and restated Advisory Agreement also provides that the Advisor may be reimbursed for previously unbilled operating expenses for prior periods in any subsequent quarter, subject to certain limitations, including the limitation related to the NAV per share of $25.00 referenced above and the 2%/25% Guidelines. The incurrence of previously unbilled operating expenses likely will have a negative effect on our NAV per share. As of June 30, 2019, the Advisor has incurred $5,767,877 of Unreimbursed Operating Expenses, including $1,410,716 of Unreimbursed Operating Expenses incurred during the six months ended June 30, 2019 that have not been invoiced to us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds of Registered Securities.

Unregistered Sales of Equity Securities

During the six months ended June 30, 2019, the Company did not complete any sales of unregistered securities.

Use of Proceeds

On March 23, 2017, the Company’s Registration Statement on Form S-11 (File No. 333-214310), was declared effective by the SEC. On May 18, 2017, the Company satisfied the Minimum Offering Requirement as a result of CFI purchasing $2.0 million in Class I shares at $25.00 per share. As of June 30, 2019, the Company’s NAV was $25.02 per Class A share, $25.00 per Class T share and $25.02 per Class I share, plus applicable selling commissions and dealer manager fees. Effective August 21, 2019, the new offering price will be $26.34 per Class A share, $25.51 per Class T share and $25.02 per Class I share.

During the six months ended June 30, 2019, the Company issued the following shares of common stock and raised the following gross proceeds in connection with the Offering:

	Shares sold	Gross offering proceeds
Offering	1,017,832	$30,904,167

For the period from the commencement of the Offering through June 30, 2019, the Company issued 4,467,038 shares of common stock generating total gross proceeds of $115,455,972 in the Offering.

During this time, the Company also incurred $3,679,054 in selling commissions net of Sponsor Support, and incurred $1,147,900 of distribution fees, in connection with the issuance and distribution of our registered securities. The Company made reimbursement payments of $333,980 for organization and offering expenses to the Advisor.

The net proceeds received from the Offering, after deducting the total expenses incurred as described above, were $110,295,038.

During the six months ended June 30, 2019, the Company used proceeds of $20,518,307 to purchase interests in real estate-related assets, and the ending cash and cash equivalents balance increased by $3,220,715 from December 31, 2018.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

As of June 30, 2019, the Company has received eligible share repurchase requests for a total of $593,606. 1,140 shares were repurchased in October 2018, 21,811 shares were repurchased during the six months ended June 30, 2019, and 951 shares were repurchased in July 2019.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits listed below are included, or incorporated by reference, in this Quarterly Report on Form 10-Q.

EXHIBITS INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 (and are numbered in accordance with Item 601 of Regulation S-K).

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

3.4

Second Articles of Amendment to Second Articles of Amendment and Restatement of Rodin Global Property Trust, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 1, 2019)

4.1	Form of Subscription Agreement (included as Appendix A to the Prospectus dated April 23, 2019, filed with the SEC on April 24, 2019 and incorporated by reference herein)

4.2	Form of Distribution Reinvestment Plan (included as Appendix B to the Prospectus dated April 23, 2019, filed with the SEC on April 24, 2019 and incorporated by reference herein)

10.1

Reimbursement Agreement, dated April 30, 2019, by and between Rodin Global Property Trust, Inc. and CF Real Estate Holdings, LLC. (incorporated by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q filed with the SEC on May 15, 2019)

10.2

Consent and Assumption Agreement, dated April 30, 2019, by and among 3596 Alpine Ave, LLC, CF Real Estate Holdings, LLC, Rodin Global Property Trust, Inc. and Wells Fargo Bank, National Association, as Trustee for the Benefit of the Registered Holders of UBS Commercial Mortgage Trust 2017-C2, Commercial Mortgage Pass-through Certificates, Series 2017-C2, whose Master Servicer is Midland Loan Services, a division of PNC Bank, National Association. (incorporated by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q filed with the SEC on May 15, 2019)

10.3

Guaranty Agreement, dated as of April 30, 2019, by Rodin Global Property Trust, Inc. in favor of Wells Fargo Bank, National Association, as Trustee for the Registered Holders of Morgan Stanley Capital I Trust 2018-L1, Commercial Mortgage Pass-through Certificates, Series 2018-L1. (incorporated by reference to Exhibit 10.4 of the Quarterly Report on Form 10-Q filed with the SEC on May 15, 2019)

10.4

Environmental Indemnity Agreement, dated as of April 30, 2019, by 3075 Loyalty Circle Owner, LLC and Rodin Global Property Trust, Inc. in favor of Wells Fargo Bank, National Association, as Trustee for the Registered Holders of Morgan Stanley Capital I Trust 2018-L1, Commercial Mortgage Pass-through Certificates, Series 2018-L1. (incorporated by reference to Exhibit 10.5 of the Quarterly Report on Form 10-Q filed with the SEC on May 15, 2019)

10.5*

Acknowledgement of Renewal and Extension of Advisory Agreement, dated effective as of June 29, 2019, by and among Rodin Global Property Advisors, LLC, Rodin Global Property Trust, Inc., Rodin Global Property Trust Operating Partnership, L.P., Cantor Fitzgerald Investors, LLC, and Rodin Global Property Trust OP Holdings, LLC.

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

The following materials from Rodin Global Property Trust, Inc.’s Quarterly Report on Form 10-Q for the three months ended June 30, 2019 are formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Changes in Equity; (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

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

Dated: August 14, 2019