Form 10-K
period 2019-12-31
RODIN GLOBAL PROPERTY TRUST, INC.
filed 2020-03-19
CIK 1666244

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 000-56043

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

Securities registered pursuant to section 12(g) of the Act: Common Stock, $0.01 par value share.

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

The aggregate market value of the common stock held by non-affiliates of the Registrant: No established market exists for the Registrant’s common stock. As of March 17, 2020, the registrant had 3,297,714 Class A shares, 1,064,281 Class I shares, and 1,385,812 Class T shares of $0.01 par value common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the definitive proxy statement related to the registrant’s 2020 Annual Meeting of Stockholders to be filed hereafter are incorporated by reference into Part III (Items 10, 11, 12, 13 and 14) of this Annual Report on Form 10-K.

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

On February 2, 2016, the Company was capitalized with a $200,001 investment by CFI. The Company has registered with the SEC an offering of up to $1.25 billion in shares of common stock, consisting of up to $1.0 billion in shares in the Company’s primary offering (“Primary Offering”) and up to $250 million in shares pursuant to its distribution reinvestment plan (the “DRP”, and together with the Primary Offering, the “Offering”). The Company’s Registration Statement was declared effective by the SEC on March 23, 2017. On May 18, 2017, the Company satisfied the minimum offering requirement as a result of the purchase of $2.0 million in Class I shares by CFI (the “Minimum Offering Requirement”). As of March 17, 2020, the Company had sold 3,185,342 Class A shares, 1,345,782 Class T shares and 1,049,292 Class I shares of common stock in the Primary Offering, as well as 104,192 Class A shares, 40,030 Class T shares and 14,989 Class I shares in the DRP for aggregate net proceeds of $141,660,287. On February 12, 2019 the Company’s board of directors authorized the extension of the term of the Offering until March 23, 2020.

The Company determines its net asset value as of the end of each quarter. Net Asset Value (“NAV”), as defined, is calculated consistent with the procedures set forth in the Company’s prospectus and excludes any organization and offering expenses paid by the Advisor on the Company’s behalf (other than selling commissions, dealer manager fees and distribution fees) (“O&O Costs”), with such costs to be reflected in the Company’s NAV to the extent the Company reimburses the Advisor for these costs. The board of directors adjusts the offering prices of each class of shares such that the purchase price per share for each class equals the NAV per share as of the most recent valuation date, as determined on a quarterly basis, plus applicable upfront selling commissions and dealer manager fees, less the portion of selling commissions and all of the dealer manager fees paid by CFI (“Sponsor Support”), up to a total of 4.0% of gross offering proceeds from the sale of Class A shares and Class T shares, and up to a total of 1.5% of gross offering proceeds from the sale of Class I shares, incurred in connection with the Offering. The Company intends to publish any adjustment to the NAV and the corresponding adjustments to the offering prices of its shares ordinarily within 45 days after the end of the applicable fiscal quarter. As of December 31, 2019, the Company’s NAV was $25.11 per Class A share, $25.09 per Class T share and $25.11 per Class I share. Effective February 24, 2020, the new offering price was $26.43 per Class A share, $25.60 per Class T share and $25.11 per Class I share. For further discussion of the Company’s NAV calculation, please see “—Net Asset Value”.

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

As of December 31, 2019, the Company owned the following investments:

•	A retail property located in Grand Rapids, Michigan (the “GR Property”).

•	An office property located in Fort Mill, South Carolina (the “FM Property”).

•	An office property located in Columbus, Ohio (the “CO Property”).

•	A flex industrial property located in Lewisville, TX (the “Lewisville Property”).

•	A Delaware Statutory Trust, CF Net Lease Portfolio IV DST (the “DST”), which owns seven properties (individually, a “DST Property” and collectively the “DST Properties”).

•

CF Albertsons Lancaster, LLC (the “Pennsylvania SPE”), which made a preferred equity investment (the “Lancaster PE”) through a joint venture agreement to purchase a cold storage and warehouse distribution facility located in Denver, Pennsylvania (the “PA Property”).

•

CF Albertsons Chicago, LLC (the “Illinois SPE”), which originated a fixed rate, subordinate mezzanine loan (the “Chicago Jr Mezz”) for the acquisition of a cold storage and warehouse distribution facility located in Melrose Park, Illinois (the “IL Property”).

•	A majority interest in a joint venture with an unrelated third party (the “Battery Street SF JV”) that owns an office property located in San Francisco, California (the “SF Property”).

•	An industrial property located in Phoenix, Arizona (the “Buchanan Property”).

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

Our business and operations are dependent on the commercial real estate industry generally, which in turn is dependent upon broad economic conditions in the United States and abroad. A worsening of economic conditions would likely have a negative impact on the commercial real estate industry generally and on our business and operations specifically. Additionally, disruptions in the global economy, whether as a result of recent economic conditions in China and the Euro-zone, ongoing epidemics of infectious disease (including coronavirus), regional conflict or otherwise, may also have a negative impact on the commercial real estate market domestically. Adverse conditions in the commercial real estate industry could harm our business and financial condition by, among other factors, reducing the value of our existing assets, limiting our access to debt and equity capital, harming our ability to originate new commercial real estate debt and otherwise negatively impacting our operations.

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

Pandemics or other health crises may adversely affect our tenants’ financial condition and the profitability of our properties.

Our properties could be materially and adversely affected by the risks, or the public perception of the risks, related to a pandemic or other health crisis, such as the recent outbreak of novel coronavirus (COVID-19).

The risk, or public perception of the risk, of a pandemic or media coverage of infectious diseases could cause employees, customers and tenants to avoid our properties, which could adversely affect foot traffic to such properties or their ability to adequately staff the businesses located at those properties. Such events could adversely impact the operations of such properties and have a material adverse effect on our business, financial condition and results of operations.

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

As of December 31, 2019, 26% of our investments were concentrated in Ohio, 20% in South Carolina, 10% in Michigan, 9% in Arizona, 7% in Texas, 7% in Oklahoma, 6% in Pennsylvania, 6% in California, 6% in Illinois and 3% in Arkansas. In addition, our portfolio of real estate assets had the following industry concentration: 50% office, 28% industrial and 22% retail.

We have no established investment criteria limiting the size of each investment we make. If we have an investment that represents a material percentage of our assets and that investment experiences a loss, the value of our stockholders’ investment in us could be significantly diminished.

We are not limited in the size of any single investment we may make and certain of our investments may represent a significant percentage of our assets. We may be unable to raise significant capital and invest in a diverse portfolio of assets which would increase our asset concentration risk. Any such investment may carry the risk associated with a significant asset concentration. Should any investment representing a material percentage of our assets, experience a loss on all or a portion of the investment, we could experience a material adverse effect, which would result in the value of our stockholders’ investment in us being diminished. As of December 31, 2019, we have made nine investments and, as a result, each individual investment represents a significant portion of our portfolio.

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

Risks Related to Our Commercial Real Estate Debt and Securities Investments

The commercial real estate debt we may originate and invest in and the commercial real estate loans underlying the commercial real estate securities we invest in could be subject to delinquency, foreclosure and loss, which could result in losses to us.

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

In the event of any default under a commercial real estate loan held directly by us, we will bear a risk of loss of principal or accrued interest to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the commercial real estate loan, which could have a material adverse effect on our cash flow from operations. In the event of a default by a borrower on a non-recourse commercial real estate loan, we will only have recourse to the underlying asset (including any escrowed funds and reserves) collateralizing the commercial real estate loan. If a borrower defaults on one of our commercial real estate investments and the underlying property collateralizing the commercial real estate debt is insufficient to satisfy the outstanding balance of the debt, we may suffer a loss of principal or interest. In addition, even if we have recourse to a borrower’s assets, we may not have full recourse to such assets in the event of a borrower bankruptcy as the loan to such borrower will be deemed to be secured only to the extent of the value of the mortgaged property at the time of bankruptcy (as determined by the bankruptcy court) and the lien securing the loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law. We are also exposed to these risks though the commercial real estate loans underlying a commercial real estate security we hold may result in us not recovering a portion or all of our investment in such commercial real estate security.

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

If there is a shortfall between the revenues from our real estate investments and the cash flow needed to service our borrowings, then the amount available for distributions to stockholders may be reduced. In addition, incurring mortgage debt increases the risk of loss since defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. In that case, we could lose the investment securing our borrowings that is in default, thus reducing the value of our stockholders’ investment. We may give full or partial guarantees to lenders of our borrowings to the entities that own our investments. When we provide a guaranty on behalf of an entity that owns one of our investments, we will be responsible to the lender for satisfaction of the debt if it is not paid by such entity. If any mortgages contain cross-collateralization or cross-default provisions, a default on a single investment could affect multiple investments. If any of our investments are foreclosed upon due to a default, our ability to pay cash distributions to our stockholders will be adversely affected which could result in our losing our REIT status and would result in a decrease in the value of our stockholders’ investment. As of December 31, 2019, the Company’s debt to tangible assets ratio was 42.4%.

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

We rely on the Advisor and the real estate professionals the Advisor has assembled, including Messrs. Lutnick, Carpenter and Pion, for the day-to-day operation of our business. Messrs. Lutnick, Carpenter and Pion are also executive officers or managers of certain other Cantor Companies and affiliates. As a result of their interests in other Cantor Companies and affiliates, their obligations to other investors and the fact that they engage in and they will continue to engage in other business activities on behalf of themselves and others, Messrs. Lutnick, Carpenter and Pion will face conflicts of interest in allocating their time among us, the Advisor and its affiliates, other Cantor Companies as well as other business activities in which they are involved. During times of intense activity in other programs and ventures, these individuals may devote less time and fewer resources to our business than are desirable. As a result, the returns on our investments, and the value of investment in our company, may decline.

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

We are a recently formed company with limited operating history and may not be able to meet our investment objectives. We were incorporated in the State of Maryland on February 2, 2016, and as of December 31, 2019 we have made limited investments in real estate properties. Moreover, if our capital resources are insufficient to support our operations, we will not be successful.

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

We will seek to invest substantially all of the net proceeds from the primary offering after the payment of fees and expenses in income-producing commercial properties and other real estate-related assets. Because we have only made a limited number of investments to date and have not identified any other investments that we may make, we are not able to provide stockholders with any information to assist them in evaluating the merits of any specific investments that we may make. Because our stockholders will be unable to evaluate the economic merit of assets before we invest in them, they will have to rely entirely on the ability of the Advisor to select suitable and successful investment opportunities. We cannot predict our actual allocation of assets at this time because such allocation will also be dependent, in part, upon the amount of financing we are able to obtain, if any, with respect to each asset class in which we invest. Furthermore, our board of directors will have broad discretion in implementing policies regarding tenant or mortgagor creditworthiness and our stockholders will not have the opportunity to evaluate potential tenants, managers or borrowers. These factors increase the speculative nature of an investment in us.

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

Pursuant to a distribution support agreement, in certain circumstances where our cash distributions exceed MFFO, CFI will purchase up to $5.0 million of Class I shares (which includes the shares CFI has purchased in order to satisfy the minimum offering) at the then current offering price per Class I share net of dealer manager fees to provide additional cash to support distributions to our stockholders. The sale of these shares will result in the dilution of the ownership interests of our public stockholders. Upon termination or expiration of the distribution support agreement, we may not have sufficient cash available to pay distributions at the rate we had paid during preceding periods or at all. If we pay distributions from sources other than our cash flow from operations, we will have less cash available for investments, we may have to reduce our distribution rate, our net asset value may be negatively impacted and our stockholders overall return may be reduced. As of December 31, 2019, the Company has declared distributions of $10,144,642, of which 43% were paid using proceeds from the Offering, including $1,107,657 from the purchase of additional shares by CFI.

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

The Advisory Agreement provides that any operating expenses which have not been invoiced by the Advisor will not become our obligations. Without these provisions in the Advisory Agreement, such operating expenses, if invoiced, would likely be recorded as liabilities of ours, which, in turn, would likely have a negative effect on our NAV per share. The Advisory Agreement provides that the Advisor will not invoice us for any reimbursement if the impact of such would result in the incurrence of an obligation in an amount that would result in our NAV per share for any class of shares to be less than $25.00. We may, however, incur and record an obligation to reimburse the Advisor, even if it would result in our NAV per share for any class of shares for such quarter to be less than $25.00, if our board of directors determines that the reasons for the decrease of our NAV per share below $25.00 were unrelated to our obligation to reimburse the Advisor for operating expenses. The Advisory Agreement also provides that the Advisor may be reimbursed for previously unbilled operating expenses for prior periods in any subsequent quarter, subject to certain limitations, including the limitation related to the NAV per share of $25.00 referenced above and the 2%/25% limitation described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Related Party Transactions – Fees and Expenses – Other Operating Expenses” below. The incurrence of previously unbilled operating expenses likely will have a negative effect on our NAV per share. As of December 31, 2019, the Advisor has incurred $7,444,222 of unreimbursed operating expenses, including $3,087,063 of unreimbursed operating expenses that have not been invoiced to us.

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

Our success depends upon the contributions of Messrs. Lutnick, Carpenter and Pion. The Advisor does not have an employment agreement with any of these key personnel and we cannot guarantee that all, or any particular one, will remain affiliated with us and/or the Advisor. If any of these persons were to cease their association with us, whether because they are internalized into other Cantor sponsored programs, or otherwise, our operating results could suffer. We do not intend to maintain key person life insurance on any person. We believe that our future success depends, in large part, upon the Advisor’s and its affiliates’ ability to attract and retain highly skilled managerial, operational and marketing professionals. There is competition for such professionals, and the Advisor and its affiliates may be unsuccessful in attracting and retaining such skilled individuals. If we lose or are unable to obtain the services of highly skilled professionals our ability to implement our investment strategies could be delayed or hindered, and the value of our stockholders’ investment may decline.

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

Our share repurchase program includes numerous restrictions that limit stockholders’ ability to sell their shares. We limit the number of shares repurchased pursuant to the share repurchase program as follows: (i) during any calendar month, we may repurchase no more than 2% of the combined NAV of all classes of shares as of the last calendar day of the previous month (based on the most recently determined NAV per share) and (ii) during any calendar year, we may repurchase no more than 10% the combined NAV of all classes of shares as of the last calendar day of the previous calendar year. Further, we have no obligation to repurchase shares if the repurchase would violate the restrictions on distributions under Maryland law, which prohibits distributions that would cause a corporation to fail to meet statutory tests of solvency. These limits may prevent us from accommodating all repurchase requests made in any year. Our board is free to amend, suspend or terminate the share repurchase program upon 10 business days’ notice. The restrictions of our share repurchase program will severely limit our stockholders’ ability to sell their shares should they require liquidity and will limit their ability to recover the value they invest in us.

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

If we fail to maintain an exclusion from registration as an investment company, either because of SEC interpretational changes or otherwise, we could, among other things, be required either: (i) to substantially change the manner in which we conduct our operations to avoid being required to register as an investment company; or (ii) to register as an investment company, either of which could have an adverse effect on us. If we are required to register as an investment company under the Investment Company Act, we would become subject to substantial regulation with respect to our capital structure (including our ability to use leverage), management, operations, transactions with affiliated persons (as defined in the Investment Company Act), portfolio composition, including restrictions with respect to diversification and industry concentration and other matters.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Investments in Real Property

For an overview of the Company’s real estate investments, see Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Portfolio Information.”

Principal Executive Offices

Our principal executive and administrative offices are located in leased space at 110 East 59th Street, New York, New York 10022. We consider these facilities to be suitable and adequate for the management and operations of our business.

Item 3. Legal Proceedings.

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of December 31, 2019, we were not involved in any material legal proceedings.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

As of March 17, 2020, we had approximately 5,747,807 shares of common stock outstanding, held by a total of 2,761 stockholders of record. There is no established trading market for the Company’s common stock. Therefore, there is a risk that a stockholder may not be able to sell the Company’s stock at a time or price acceptable to the stockholder, or at all. Unless and until the Company’s shares are listed on a national securities exchange, we do not expect that a public market for the shares will develop.

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

The Company determines its NAV as of the end of each quarter. As of December 31, 2019, the Company’s NAV was $25.11 per Class A share, $25.09 per Class T share and $25.11 per Class I share. As of March 19, 2020, the per share purchase price for shares of common stock in the Primary Offering was $26.43 per Class A share, $25.60 per Class T share, and $25.11 per Class I share. The price for each class of shares of common stock in the Company’s DRP was $25.11. The Company’s board of directors adjusts the offering prices of each class of shares such that the purchase price per share for each class equals the NAV per share as of the most recent valuation date, as determined on a quarterly basis, plus applicable upfront selling commissions and dealer manager fees, less applicable Sponsor Support.

The Company’s shares of common stock consist of Class A shares, Class T shares and Class I shares, all of which are collectively referred to herein as shares of common stock. As of December 31, 2019, the Company’s total number of authorized common shares was 400,000,000, consisting of 160,000,000 of Class A authorized common shares, 200,000,000 of Class T authorized common shares and 40,000,000 of Class I authorized common shares. The Company has the right to reallocate the shares of common stock offered between the Company’s Primary Offering and the Company’s DRP. The Class A shares, Class T shares and Class I shares have identical rights and privileges, including identical voting rights, but have different upfront selling commissions and dealer manager fees and the Class T shares have an ongoing distribution fee. The per share amount of distributions on Class T shares is lower than the per share amount of distributions on Class A shares and Class I shares because of the on-going distribution fee that is payable with respect to Class T shares sold in the Primary Offering.

Stockholders

As of March 17, 2020, the Company had sold an aggregate of 5,739,627 shares of its common stock (consisting of 3,289,534 Class A shares, 1,385,812 Class T shares, and 1,064,281 Class I shares) in the Offering held by 2,761 stockholders of record.

Distributions

The Company’s board of directors has authorized, and the Company has declared, distributions through May 14, 2020, in an amount equal to $0.004253787 per day per Class A share, Class I share and Class T share, less, for holders of Class T shares, the distribution fees that are payable with respect to Class T shares. The distributions are payable by the 5th business day following each month end to stockholders of record at the close of business each day during the prior month.

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

To ensure that the Company has sufficient funds to cover cash distributions authorized and declared during the Offering, the Company and CFI entered into a distribution support agreement. The terms of the agreement provide that in the event that cash distributions exceed modified funds from operations (“MFFO”), defined as a supplemental measure to reflect the operating performance of a non-traded REIT, CFI shall purchase Class I shares from the Company in an amount equal to the distribution shortfall, up to $5 million (less the $2.0 million of shares purchased by CFI in order to satisfy the Minimum Offering Requirement). In addition to the shares purchased to satisfy the Minimum Offering Requirement, as of December 31, 2019, CFI has purchased $1,107,656 in class I shares pursuant to the Distribution Support Agreement.

For the years ended December 31, 2019 and December 31, 2018, the Company has declared distributions of $6,654,153 and $3,172,350, respectively, of which $668,092 and $424,967, respectively, was unpaid as of the respective reporting dates and has been recorded as Distributions payable on the accompanying consolidated balance sheets. All of the unpaid distributions as of December 31, 2019 and December 31, 2018 were paid during January 2020 and January 2019, respectively. For the years ended December 31, 2019, and December 31, 2018, distributions reinvested pursuant to the Company’s DRP were $2,234,033 and $996,321 respectively.

The following table provides information regarding distributions declared by the Company for the years ended December 31, 2019 and December 31, 2018.

	Year Ended December 31, 2018	Year Ended December 31, 2019
Distributions
Paid in cash	$1,785,039	$3,904,557
Payable	424,967	668,092
Reinvested in shares	962,344	2,081,504
Total distributions	$3,172,350	$6,654,153

Distribution Reinvestment Plan

We are offering up to $250 million in shares pursuant to our DRP at the then current NAV per share amount.  We reserve the right to reallocate the shares we are offering among our classes of common stock and between the primary offering and our DRP. We will not pay any selling commissions, dealer manager fees or distribution fees on shares sold pursuant to our DRP. The amount available for distributions on all Class T Shares will be reduced by the amount of distribution fees payable with respect to the Class T Shares issued in the primary offering. All Class T Shares will receive the same per share distributions. We may amend or terminate the DRP for any reason at any time upon 30 days’ notice to the participants. We may provide notice by including such information (a) in a Current Report on Form 8-K or in our annual or quarterly reports, all publicly filed with the SEC or (b) in a separate mailing to the participants. As of December 31, 2019, distributions reinvested pursuant to the Company’s DRP were $3,285,934.

Sales of Unregistered Securities

During the years ended December 31, 2019, 2018 and 2017 the Company did not complete any sales of unregistered securities.

Use of Proceeds

On March 23, 2017, the Company’s Registrations Statement on Form S-11 (File No. 333-214310), was declared effective by the SEC. On May 18, 2017, the Company satisfied the Minimum Offering Requirement as a result of CFI purchasing $2.0 million in Class I shares at $25.00 per share. As of December 31, 2019, the Company’s NAV was $25.11 per Class A share, $25.09 per Class T share and $25.11 per Class I share, plus applicable selling commissions and dealer manager fees. Effective February 24, 2020, the new offering price was $26.43 per Class A share, $25.60 per Class T share and $25.11 per Class I share.

For the year ended December 31, 2019, the Company issued the following shares of common stock and raised the following gross proceeds in connection with the Offering:

	Shares sold	Gross offering proceeds
Offering	1,882,963	$48,714,735

For the period from the commencement of the Offering through December 31, 2019, the Company issued 5,332,169 shares of common stock generating total gross proceeds of $137,743,459 in the Offering.

During this time, the Company also incurred $4,251,505 in selling commissions net of Sponsor Support, and incurred $1,320,508 of distribution fees, in connection with the issuance and distribution of its registered securities. The Company made reimbursement payments of $587,774 for organizational and offering expenses to the Advisor.

The net proceeds received from the Offering, after deducting the total expenses incurred as described above, were $131,583,672.

For the year ended December 31, 2019, the Company used proceeds of $41,392,867 to acquire real estate and to purchase interests in real estate-related assets, and the ending cash and cash equivalents balance increased by $3,258,235 from December 31, 2018. For the period from the commencement of the Offering through December 31, 2019, the Company used proceeds of $111,399,829 to acquire real estate and to purchase interests in real estate-related assets.

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

The table below summarizes the redemption activity for the year ended December 31, 2019:

For the Month Ended	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Redeemed as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Redeemed Under the Plans or Programs(1)
April 30, 2019	4,623	$25.24	4,623	75,417
May 31, 2019	—	—	—	80,033
June 30, 2019	17,187	24.80	17,187	63,170
July 31, 2019	952	24.27	952	88,581
August 31, 2019	—	—	—	89,504
September 30, 2019	7,699	24.75	7,699	81,889
October 31, 2019	—	—	—	98,408
November 30, 2019	17,990	24.52	17,990	80,785
December 31, 2019	—	—	—	98,408
Total	48,451	$24.72	48,451	296,984

Note: (1) The Company limits the number of shares that may be redeemed under the program as described above.

As of December 31, 2019, the Company has received eligible repurchase requests for a total of 49,591 shares in the amount of $1,225,329. 1,140 shares in the amount of $27,622 were repurchased in October 2018, and 48,451 shares in the amount of $1,197,706 were repurchased during the year ended December 31, 2019.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

CFI initially invested $200,001 in the Company through the purchase of 8,180 Class A shares at $24.45 per share. CFI may not sell any of these shares during the period it serves as the Company’s sponsor. Neither the Advisor nor CFI currently has any options or warrants to acquire any of the Company’s shares.

As of December 31, 2019, CFI has invested $4,757,657 in the Company through the purchase of 190,357 shares (8,180 Class A shares for an aggregate purchase price of $200,001 and 182,177 Class I shares for an aggregate purchase price of $4,557,656). 124,177 of the Class I shares in the amount of $3,107,656 were purchased by CFI pursuant to the Distribution Support Agreement, which provides that in certain circumstances where the Company’s cash distributions exceed the Company’s modified funds from operations, CFI will purchase up to $5.0 million of Class I shares (including the $2.0 million of shares purchased in order to satisfy the Minimum Offering Requirement) at the then current offering price per Class I share net of dealer manager fees to provide additional cash to support distributions to the Company’s stockholders.

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

	As of and For the Year Ended
	December 31, 2019	December 31, 2018
Operating Data:
Total revenues	$11,350,698	$2,162,955
Total operating expenses	(8,438,692)	(1,702,889)
Total other income (expense)	(2,067,358)	245,283
Net income (loss)	$844,648	$705,349

Per Share Data:
Net income (loss) per share of common stock	$0.19	$0.33
Distributions declared per share of common stock	$0.004253787	$0.004253787

Balance Sheet Data:
Total assets	$223,618,197	$139,361,316
Total liabilities	$95,561,348	$59,416,598
Total equity	$128,056,849	$79,944,718

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

On February 2, 2016, the Company was capitalized with a $200,001 investment by CFI. The Company has registered the Offering with the SEC. The Company’s Registration Statement for the Offering was declared effective by the SEC on March 23, 2017. On May 18, 2017, the Company satisfied the Minimum Offering Requirement. As of March 17, 2020, the Company had sold 3,185,342 Class A shares, 1,345,782 Class T shares and 1,049,292 Class I shares of common stock in the Primary Offering, as well as 104,192 Class A shares, 40,030 Class T shares and 14,989 Class I shares in the DRP for aggregate net proceeds of $141,660,287. On February 12, 2019, the Company’s board of directors authorized the extension of the term of the Offering until March 23, 2020.

The Company determines its NAV as of the end of each quarter. NAV, as defined, is calculated consistent with the procedures set forth in the Company’s prospectus and excludes any O&O Costs, with such costs to be reflected in the Company’s NAV to the extent the Company reimburses the Advisor for these costs. The board of directors adjusts the offering prices of each class of shares such that the purchase price per share for each class equals the NAV per share as of the most recent valuation date, as determined on a quarterly basis, plus applicable upfront selling commissions and dealer manager fees, less Sponsor Support, up to a total of 4.0% of gross offering proceeds from the sale of Class A shares and Class T shares, and up to a total of 1.5% of gross offering proceeds from the sale of Class I shares, incurred in connection with the Offering. The Company intends to publish any adjustment to the NAV and the corresponding adjustments to the offering prices of its shares ordinarily within 45 days after the end of the applicable fiscal quarter. As of December 31, 2019, the Company’s NAV was $25.11 per Class A share, $25.09 per Class T share and $25.11 per Class I share. Accordingly, effective February 24, 2020, the new offering price was $26.43 per Class A share, $25.60 per Class T share and $25.11 per Class I share. For further discussion of the Company’s NAV calculation, please see “—Net Asset Value”.

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

As of December 31, 2019, the Company had made the following investments:

•	the GR Property

•	the FM Property

•	the CO Property

•	the Lewisville Property

•	the DST

•	the Pennsylvania SPE

•	the Illinois SPE

•	a majority interest in a joint venture that owns the SF Property

•	the Buchanan Property

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

Operating Highlights

2019 Activity

•	Acquired the Pennsylvania SPE for an aggregate acquisition cost of $11.8 million.
•	Acquired the Illinois SPE for an aggregate acquisition cost of $12.6 million.
•	Acquired a 75% interest in the SF Property through the Battery Street SF JV (as defined below) for an aggregate acquisition cost of $11.9 million.
•	Acquired the Buchanan Property for an aggregate acquisition cost of $17.4 million.
•	Issued approximately 1,882,963 shares of common stock in the Offering for gross proceeds of approximately $48.7 million.
•	Total debt increased by $31.7 million, from $51.6 million to $83.3 million.

Portfolio Information

As of December 31, 2019, the Company owned interests in 13 real properties as described below:

Portfolio	Ownership Percentage	Location	Number of Properties	Square Feet	Remaining Lease Term(1)	Annualized Rental Income(2)	Acquisition Date	Purchase Price(3)
Walgreens Grand Rapids ("GR Property")	100%	Grand Rapids, MI	1	14,552	13.3 years	$500,000	July 2017	$7,936,508
CF Net Lease Portfolio IV DST ("DST Properties")	100%	Various	7	103,537	12.7 years	$2,323,749	September 2017	$35,706,642
Daimler Trucks North America Office Building ("FM Property")	100%	Fort Mill, SC	1	150,164	9.8 years	$2,670,638	February 2018	$40,000,000
Alliance Data Systems Office Building ("CO Property")	100%	Columbus, OH	1	241,493	13.5 years	$3,362,844	July 2018	$46,950,000
Hoya Optical Labs of America ("Lewisville Property")	100%	Lewisville, TX	1	89,473	9.3 years	$937,060	November 2018	$14,120,000
Williams Sonoma Office Building ("SF Property")	75%	San Francisco, CA	1	13,907	2.3 years	$582,860	September 2019	$11,600,000
Martin Brower Industrial Buildings ("Buchanan Property")	100%	Phoenix, AZ	1	93,302	12.8 years	$1,083,444	November 2019	$17,300,000

(1)   Reflects number of years remaining until the tenant’s first termination option.

(2)   Reflects the average annualized rental income for the lease.

(3)   Reflects the contract purchase price at 100% ownership as opposed to adjusted for current ownership percentage as applicable.

As of December 31, 2019, all of the Company’s properties were 100% leased and occupied.

As of December 31, 2019, lease expirations related to the Company’s portfolio of real estate assets based on rental income were as follows:

•	2016 – 2020 – 0%
•	2021 – 2025 – 1%
•	2026 – 2030 – 20%
•	After 2030 – 79%

As of December 31, 2019, the industry concentration of the Company’s portfolio of real estate assets based on purchase price was as follows:

•	Office – 50%
•	Industrial – 28%
•	Retail – 22%

As of December 31, 2019, the geographic concentration of the Company’s portfolio of real estate assets based on purchase price was as follows:

•	Ohio – 26%
•	South Carolina – 20%
•	Michigan – 10%
•	Arizona – 9%
•	Texas – 7%
•	Oklahoma – 7%
•	Pennsylvania – 6%
•	California – 6%
•	Illinois – 6%
•	Arkansas – 3%

As of December 31, 2019, the Company’s portfolio of real estate assets was leased to the following tenants based on square footage:

•	Comenity Servicing LLC (a subsidiary of Alliance Data Systems Corporation) – 34%
•	Daimler – 21%
•	Walgreens – 17%
•	HOYA – 13%
•	Martin Brower – 13%
•	Williams Sonoma – 2%
Note:

Albertsons is the tenant of properties in which the Company has made an investment in real estate-related assets. The Company is invested in such properties indirectly through preferred equity and a mezzanine loan. Accordingly, Albertsons has been omitted from the above calculation detailing the Company’s tenant concentration. If Albertsons was included in the calculation as of December 31, 2019, Albertsons’ percentage of rentable square footage would be 82%.

As of December 31, 2019, the market concentration of the Company’s portfolio of real estate assets based on purchase price was as follows:

•	Data services – 24%
•	Pharmacy store – 22%
•	Truck manufacturing and distribution – 20%
•	Grocery – 12%
•	Food distribution – 9%
•	Optical laboratory – 7%
•	Fine home goods – 6%

As of December 31, 2019, the Company owned the preferred equity investment described below:

Portfolio	Original Investment Amount	Preferred Return	Number of Properties	Square Feet	Lease Expiration Date	Acquisition Date	Tenant Renewal Options
Denver, PA— Pref Equity Investment	$11,805,000	Ranging from 7.75% in 2019 to 8.74% in 2028	1	1,539,407	January 31, 2039	January 2019	9 extension options for 5 years each

As of December 31, 2019, the Company owned the mezzanine loan investment described below:

Portfolio	Original Loan Amount	Annual Interest Rate Prior to Anticipated Repayment	Number of Properties	Square Feet	Acquisition Date	Initial Maturity Date	Amortization
Melrose Park, IL—Mezz B Loan	$12,595,000	Ranging from 7.75% in 2019 to 8.74% in 2028	1	1,561,613	January 2019	January 6, 2034(1)	Interest only

(1)   Anticipated repayment date is January 6, 2029.

Related Party Transactions

We have entered into agreements with the Advisor, the Dealer Manager and CFI and its affiliates, whereby we pay certain fees and reimbursements to these entities during the various phases of our organization and operation. During the organization and offering stage, these include payments to the Dealer Manager for selling commissions, the dealer manager fee, distribution fees, and payments to the Advisor for reimbursement of organization and offering costs. During the acquisition and operational stages, these include payments for certain services related to the management and performance of our investments and operations provided to us by the Advisor and its affiliates pursuant to various agreements we have entered into with these entities. In addition, CFI has provided Sponsor Support in connection with the Offering, which is subject to reimbursement under certain circumstances. See Note 9 — Related Party Transactions in the Notes to the consolidated financial statements contained elsewhere in this Annual Report on Form 10-K for additional information concerning our related party transactions and agreements.

Results of Operations

Rental Revenues

For the years ended December 31, 2019 and December 31, 2018, the Company earned rental revenues of $9,593,852 and $1,798,401, respectively.

The Company’s rental revenues consist primarily of rental income from triple net leased commercial properties. The increase in rental revenues of $7,795,451 for the year ended December 31, 2019, as compared to the year ended December 31, 2018, was primarily due to the acquisition of rental income-producing properties, namely the FM Property, the CO Property, the Lewisville Property, the DST, the SF Property and the Buchanan Property.

Preferred Return Income

For the years ended December 31, 2019 and December 31, 2018, the Company earned preferred return income of $531,143 and $0, respectively.

The Company’s preferred return income consists of preferred return accrued on the Company’s investment in the Pennsylvania SPE. The increase in preferred return income of $531,143 for the year ended December 31, 2019 as compared to the year ended December 31, 2018, was due to the acquisition of the Pennsylvania SPE.

Income from mezzanine loan investment

For the year ended December 31, 2019 and December 31, 2018, the Company earned income from mezzanine loan investment of $172,038 and $0, respectively.

The Company’s income from mezzanine loan investment consists of interest income accrued on the Company’s investment in the Illinois SPE. The increase in mezzanine loan investment of $172,038 for the year ended December 31, 2019 as compared to the year ended December 31, 2018 was due to the acquisition of the Illinois SPE.

Tenant Reimbursement Income

For the year ended December 31, 2019 and December 31, 2018, the Company earned tenant reimbursement income of $1,053,665 and $364,554, respectively.

The tenant reimbursement income consists of amounts received by the Company from the tenants of its properties for reimbursable expenses paid by the Company on behalf of the tenants in accordance with the provisions of the respective property leases. The increase in tenant reimbursement income of $689,111 for the year ended December 31, 2019, as compared to the year ended December 31, 2018, was primarily due to the acquisition of the FM Property, SF Property and Buchanan Property.

General and Administrative Expenses

For the years ended December 31, 2019 and December 31, 2018, the Company incurred general and administrative expenses of $401,546 and $(701,534), respectively.

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

The increase in general and administrative expenses of $1,103,080 during the year ended December 31, 2019, as compared to the year ended December 31, 2018, was mainly due to an increase in the amount of operating expenses incurred by the Company during such periods. During the year ended December 31, 2018, an amount of $854,894 of operating expenses that had been previously incurred by the Company was reversed from the total amount of operating expenses due to the Advisor, as such amount was determined to be in excess of the 2%/25% Guidelines. As of December 31, 2019 the Advisor has incurred, on behalf of the Company, a total of $7,444,222 in Unreimbursed Operating Expenses, including a total of $3,087,063 during the year ended December 31, 2019 for which the Advisor has not invoiced the Company for reimbursement.

Management Fees

For the years ended December 31, 2019 and December 31, 2018, the Company incurred management fees of $1,950,566 and $1,066,176, respectively.

Pursuant to the terms of the Advisory Agreement, the Company is required to pay to the Advisor a monthly asset management fee, and may pay a monthly property management fee to the Advisor or affiliate of the Advisor, if the Advisor or such affiliate serves as a property manager with respect to a particular property. Additionally, the Company may be required to reimburse certain expenses incurred by the Advisor in providing such asset management services, subject to limitations as set forth in the Advisory Agreement. The increase in management fees of $884,390 for the year ended December 31, 2019, as compared to the year ended December 31, 2018, was due to the acquisition of the FM Property, the CO Property, and the Lewisville Property, the SF Property, the Buchanan Property and certain other investments in real estate-related assets, as well as an increase in the Company’s NAV.  For the three months ended March 31, 2018, the asset management fee and property management fees incurred by the Company were waived by the Advisor.

Property Operating Expenses

For the years ended December 31, 2019 and December 31, 2018, the Company incurred property operating expenses of $1,095,787 and $364,554, respectively.

The property operating expenses consists of reimbursable expenses paid by the Company on behalf of the tenants in accordance with the provisions of the respective property leases. The increase in property operating expenses of 731,233 for the year ended December 31, 2019, as compared to the year ended December 31, 2018, was primarily due to the acquisition of the FM Property, the SF Property and the Buchanan Property.

Depreciation and Amortization

For the years ended December 31, 2019 and December 31, 2018, the Company incurred depreciation and amortization of $4,990,793 and $973,693, respectively.

The increase in depreciation and amortization expenses of $4,017,100 for the year ended December 31, 2019, as compared to the year ended December 31, 2018, was primarily due to the acquisition of the FM Property, the CO Property, the Lewisville Property, the DST Properties, the SF Property and the Buchanan Property.

Interest Expense

For the year ended December 31, 2019 and December 31, 2018, the Company incurred interest expense of $3,233,865 and $626,353, respectively.

Interest expense is composed of interest paid and accrued on the Company’s outstanding loans payable, and also includes amortization of deferred financing costs.

The increase in interest expense of $2,607,512 during the year ended December 31, 2019, as compared to the year ended December 31, 2018, was primarily due to an increase in the aggregate amount of debt outstanding of $31,747,444 during the year ended December 31, 2019, as compared to the amount outstanding during the year ended December 31, 2018.

Interest Income

For the years ended December 31, 2019 and December 31, 2018, the Company earned interest income of $251,616 and $139,525, respectively.

Interest income is composed of interest earned on interest bearing cash deposit accounts with banking institutions.

The increase in interest income of $112,091 during the year ended December 31, 2019, as compared to the year ended December 31, 2018, was primarily due to an increase in the amount of cash and cash equivalents held in interest bearing deposit accounts with banking institutions.

Income from Investments in Real Estate-Related Assets

For the years ended December 31, 2019 and December 31, 2018, the Company earned income from investments in real estate-related assets of $914,891 and $732,111, respectively.

The increase in income from investments in real estate-related assets of $182,780 during the year ended December 31, 2019, as compared to the year ended December 31, 2018, was primarily due to the acquisition of membership interests in the Pennsylvania SPE and the Illinois SPE.

Funds from Operations and Modified Funds from Operations

The Company defines MFFO in accordance with the definition established by the Institute for Portfolio Alternatives, or IPA. The Company’s computation of MFFO may not be comparable to other REITs that do not calculate MFFO using the current IPA definition. MFFO is calculated using funds from operations (“FFO”). The Company computes FFO in accordance with the standards established by the National Association of Real Estate Investment Trusts, or NAREIT, as net income or loss (computed in accordance with accounting principles generally accepted in the United States, or U.S. GAAP), excluding gains or losses from sales of depreciable properties, the cumulative effect of changes in accounting principles, real estate-related depreciation and amortization, impairment charges on depreciable property owned directly or indirectly and after adjustments for unconsolidated/uncombined partnerships and joint ventures. FFO, as defined by NAREIT, is a computation made by analysts and investors to measure a real estate company’s cash flow generated by operations. The Company’s computation of FFO may not be comparable to other REITs that do not calculate FFO in accordance with the current NAREIT definition. MFFO excludes from FFO the following items, as applicable:

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

The following table presents a reconciliation of FFO to net income:

Year Ended December 31, 2019
Net Income	$844,648
Adjustments:
Real estate depreciation and amortization	4,990,793
Funds from Operations	$5,835,441

The following table presents a reconciliation of FFO to MFFO:

Year Ended December 31, 2019
Funds from Operations	$5,835,441
Adjustments:
Amortization of above-market lease intangibles	30,295
Amortization of below-market lease intangibles	(401,296)
Straight-line rent	(609,829)
Other real estate investment related amortization	26,691
Acquisition cost	10,100
Modified Funds from Operations	$4,891,402

Net Asset Value

On February 13, 2020, the Company’s board of directors approved an estimated NAV as of December 31, 2019 of $25.11 for Class A and Class I shares, and $25.09 for Class T shares. The calculation of the Company’s estimated NAV was performed by Robert A. Stanger & Co., Inc. (“Stanger”), its independent valuation firm, in accordance with the procedures described in the “Net Asset Value Calculation and Valuation Procedures” section of the Company’s prospectus and under the oversight of the Company’s board of directors. Although the independent valuation firm performs the calculation of the Company’s estimated NAV, the Company’s board of directors is solely responsible for the determination of the Company’s estimated NAV.

Summary of Methodology

In accordance with our current valuation procedures, our NAV was based in part upon: (i) the most recent appraised value of the GR Property, the FM Property, the CO Property, the Lewisville Property, the DST Properties and the SF Property; (ii) the acquisition price paid for the Buchanan Property; (iii) the fair market value of our Debt Investments (as defined below); (iv) the fair market value of our loans payable; (v) the estimated non-controlling interest held in our consolidated Battery Street SF JV; and (vi) the net tangible assets and liabilities of the Company as of December 31, 2019, as outlined in more detail below.

Appraisal of Consolidated Real Estate

Pursuant to its valuation guidelines, the Company engaged Stanger to provide its appraised market value of the FM Property, the CO Property, and the Lewisville Property as of March 31, 2019, the DST Properties as of May 9, 2019, the GR Property as of June 30, 2019 and the SF Property as of September 30, 2019 (collectively the “Appraised Properties”). While the SF Property was purchased during the third quarter of 2019, the Company believed it was acquired at less than fair market value and, therefore, requested it be appraised in connection with the determination of the September 30, 2019 NAV. Pursuant to our engagement agreement with Stanger, the appraisals of the Appraised Properties were prepared utilizing the income approach to value, using a direct capitalization analysis for the GR Property and the DST Properties and both a direct capitalization analysis and discounted cash flow analysis (“DCF”) for the FM Property, CO Property, Lewisville Property and the SF Property. In addition, a sales comparison approach was conducted for the SF Property given the level of recent sales in the property’s market and as further support that the property was purchased below market value. The direct capitalization analysis is based upon the estimated net operating income of the Appraised Properties capitalized at an appropriate capitalization rate considering property characteristics and competitive position, the credit profile of the tenant/guarantor under the leases encumbering the Appraised Properties, the terms of the leases encumbering the Appraised Properties, and market conditions as of the date of value. The DCF analysis is based upon multi-year cash flow projections for each applicable property prepared in accordance with the lease which currently encumbers each property. Each property was assumed to be sold after the expiration of the initial lease term and any renewal terms deemed materially favorable to the tenant, or for which exercise was deemed likely based on other factors. The reversion value of the property which can be realized upon sale is calculated based on the current economic rental rate deemed reasonable for the property, escalated at a rate indicative of current expectations in the marketplace for the property. The projected market rate net operating income of the property for the year following the year of sale is then capitalized at an appropriate capitalization rate reflecting the age and anticipated functional and economic obsolescence and competitive position of the property to determine its reversion value. Net proceeds of sale are determined by deducting estimated costs incurred at the time of sale, estimated at 2% of the gross reversion value. Finally, the discounted present value of the cash flow stream from operations (including any estimated releasing costs at the end of the assumed current lease term) and the discounted present value of the net proceeds from sale are summed to arrive at a total estimated value for the property. The capitalization rates applied to the Appraised Properties ranged from 4.75% to 6.25%, with a weighted average of approximately 5.88%. The discount rates applied to the estimated net cash flow from operations of the Appraised Properties for which a DCF analysis was conducted ranged from 5.50% to 7.50%, with a weighted average of approximately 6.63%. The discount rates applied to the estimated residual value of the Appraised Properties for which a DCF analysis was conducted ranged from 6.25% to 7.50%, with a weighted average of approximately 7.21%. The residual capitalization rates applied to the Appraised Properties for which a DCF analysis was conducted ranged from 5.50% to 6.75%, with a weighted average of approximately 6.46%. Where both a direct capitalization analysis and DCF was utilized, the indicated value from each approach was reviewed and a final appraised value was concluded. While a sales comparison approach was not conducted, other than for the SF Property, Stanger reviewed regional property sale data for each Appraised Property in order to assist in the selection of capitalization rates applied in the appraisals and to observe transaction prices per square foot in the Appraised Properties’ regional markets. For the SF Property, the sales comparison approach conducted utilized the price per square foot from recent market sales and adjusted such indicated price per square foot to a price per square foot deemed reasonable for the SF Property, taking into account factors such as property size, location, tenancy/occupancy and condition/quality. The aggregate appraised value of the Appraised Properties was $165,480,000. The appraised values of the Appraised Properties are subject to the general assumptions and limiting conditions set forth in the appraisal reports rendered to the Company by Stanger.

Recent Investments

In accordance with the Company’s valuation procedures, the Company utilized the acquisition price of the Buchanan Property (the “Recent Acquisition”) (excluding any acquisition related expenses) in determining the NAV. In addition to discussing the Buchanan Property with the Company, Stanger reviewed the Company’s investment memorandum for such property, closing statement, acquisition appraisal (which approximated the acquisition price) and other documents as appropriate.

Debt Investments

In accordance with the Company’s valuation procedures, the Lancaster PE and the Chicago Jr Mezz (individually a “Debt Investment” and collectively the “Debt Investments”) were included in the determination of NAV at their estimated fair market value as of December 31, 2019, as determined by Stanger, adjusted to reflect the Company’s interest in the Debt Investments. The Debt Investments estimated value was based upon taking, for each Debt Investment, the loan payments over the remaining anticipated term and discounting such payments to present value at a discount rate range equal to the current estimated market interest rate on financing similar to the applicable Debt Investments. To provide their opinion of value of the Debt Investments, Stanger first reviewed the terms of each of the Debt Investments as contained in the loan documents. Stanger then reviewed mezzanine loan market terms at or around December 31, 2019 to ascertain current market interest rate levels for loans similar to the Debt Investments. This review was conducted by (i) recent interviews of participants in the mezzanine/preferred equity market, (ii) reviewing recent mezzanine loan transactions, and (iii) reviewing published surveys available at or around December 31, 2019. Based on Stanger’s reviews above and taking into consideration the Debt Investments’ unique factors, including, but not limited to, loan-to-value (based on the appraised value of the collateral), debt service coverage/debt yield, collateral property type, age and location, financial information pertaining to the lessee of the collateral properties, prepayment terms, and loan origination date, maturity date and extension terms, a market interest rate range was determined for each Debt Investment to utilize in the determination of the fair market value of the Debt Investments. The discount rate applied to the future payments of our Debt Investments was 7.60% for both facilities. The aggregate fair value of the Debt Investments was approximately $25,616,000.

Estimated Market Value of the Non-Controlling Interest in the Battery Street SF JV

In order to determine the net asset value attributable to the non-controlling interest and promote interest in the Battery Street SF JV, Stanger utilized the appraisal of the SF Property, and then, based on the December 31, 2019 Battery Street SF JV balance sheet provided, added tangible assets and deducted tangible liabilities of the Battery Street SF JV, including an adjustment for anticipated near term capital repairs at the SF Property not considered in the property appraisal, and determined any promote due to the Company’s Battery Street SF JV partner. This net asset value was then multiplied by the ownership interest held by parties other than the Company (25%) to determine the non-controlling interest adjustment related to the Battery Street SF JV utilized in the Company’s December 31, 2019 NAV.

Fair Value of Long Term Debt

Stanger performed a valuation of the property-level debt by reviewing available market data for comparable liabilities and applying a selected discount rate to the stream of future debt payments. The discount rate was selected based on several factors including U.S. Treasury yields as of the valuation date, as well as loan-specific items such as loan-to-value ratio, debt service coverage ratio, collateral property location, age, type, lease term and lessee credit quality, prepayment terms, and maturity and loan origination date. The discount rates applied to the future debt payments of our long-term debt ranged from 3.75% to 4.25%, with a weighted average of approximately 4.12%. Stanger’s valuation of the long-term debt is based in part on the appraised values of the encumbered Appraised Properties and the acquisition price of the Buchanan Property, which represent the collateral associated with the long-term debt as well as certain other assumptions and limiting conditions, including: (i) Stanger was provided with loan documents and other factual loan information by the Advisor and has relied upon and assumed that such information is correct in all material respects and no warranty is given by Stanger as to the accuracy of such information; (ii) each collateral property is assumed to be free and clear of liens (other than the mortgage being valued); (iii) information furnished by others, upon which all or portions of Stanger’s value opinion is based, is believed to be reliable but has not been verified, and no warranty is given as to the accuracy of such information; (iv) no material change has occurred in the value of the collateral properties from the date of last appraisal through the NAV date; and (v) each mortgage is assumed to be salable, transferable or assumable between parties and is further assumed not to be in default. Stanger’s opinion of the long-term debt value was predicated on the above assumptions.

Estimated NAV

In performing the calculation of the estimated NAV, Stanger added the appraised values of the Appraised Properties, the acquisition price of the Buchanan Property, the fair value of the Debt Investments and other tangible assets of the Company, consisting of cash and equivalents, receivables and other assets, and subtracted the estimated fair market value of the Company’s long-term debt, the value of the non-controlling interest in the Battery Street SF JV (including any promote due to the Company’s joint venture partner), the anticipated near-term capital needs of the SF Property, and other tangible liabilities of the Company, consisting of accounts payable and accrued expenses, but excluding amounts owed to the Advisor for reimbursement of O&O Costs less the current accrued O&O Costs liability (consistent with our valuation procedures), and considered any other amounts due to the Advisor or affiliates for repayment of the Sponsor Support or amounts due to the Special Unit Holder upon certain events, including, liquidation of the Company, to produce an estimated NAV as of December 31, 2019, consistent with the procedures described in the “Net Asset Value Calculation and Valuation Procedures” section of the Company’s prospectus, of $25.11 per share for Class A and Class I shares, and $25.09 for Class T shares.

The determination of NAV involves a number of assumptions and judgments, including estimates of the Advisor’s interest in disposition proceeds (if any). These assumptions and judgments may prove to be inaccurate. There can be no assurance that a stockholder would realize $25.11 per Class A and Class I share or $25.09 per Class T share if the Company were to liquidate or engage in another type of liquidity event today. In particular, the Company’s December 31, 2019 NAV is based on appraisals of the fair market value of certain of the Company’s real estate property investments for the Appraised Properties and the acquisition price for the Recent Investment which all precede December 31, 2019 and while we believe no material change has occurred in the value of our real estate property investments between the appraised value dates and the acquisition date for the Recent Investment and December 31, 2019, Stanger has assumed no material change has occurred since the appraisal date of the Appraised Properties and acquisition date for the Recent Investment of our real estate property investments in its calculation of our NAV. Furthermore, the Company’s December 31, 2019 NAV does not consider fees or expenses that may be incurred in providing a liquidity event, including reimbursement of amounts to the Advisor for O&O Costs and any operating expenses that have not been invoiced by the Advisor in accordance with the terms of the Advisory Agreement. We believe the methodology of determining the Company’s NAV conforms to the Institute for Portfolio Alternative’s Practice Guideline for Valuations of Publicly Registered Non-Listed REITs (April 2013) and is prepared in accordance with the procedure described in the “Net Asset Value Calculation and Valuation Procedures” section of the Company’s prospectus. In addition, the Company’s board of directors periodically reviews the Company’s NAV policies and procedures.

The purchase price per share for each class of the Company’s common stock will generally equal the prior quarter’s NAV per share, as determined quarterly, plus applicable selling commissions and dealer manager fees. The NAV for each class of shares is based on the value of the Company’s assets and the deduction of any liabilities, and any distribution fees applicable to such class of shares.

The following table provides a breakdown of the major components of the Company’s NAV:

Components of NAV	December 31, 2019
Investment in real estate	$182,830,000
Investments in real estate-related assets	25,615,522
Cash and cash equivalents(1)	17,065,001
Other assets	772,199
Debt obligations	(86,783,363)
Due to related parties(2)	(397,055)
Accounts payable and other liabilities	(1,551,856)
Distribution fee payable the following month(3)	(25,751)
Non-controlling interests in subsidiaries	(3,470,821)
Sponsor Support repayment / special unit holder interest in liquidation	—
Net Asset Value	$134,053,876
Number of outstanding shares	5,340,349
Note:	(1) Net of a reserve of $240,000 for anticipated near-term capital needs (“Deferred Maintenance”) at the SF Property that was not deducted in its appraised value.

(2) Excluding $740,307 due to the Advisor for reimbursement of O&O Costs ($789,661 less the current liability due of $49,354).

(3) Distribution fee only relates to Class T shares of common stock.

NAV Per Share	Class A Shares	Class T Shares	Class I Shares	Total
Total Gross Assets at Fair Value	$133,845,363	$56,262,709	$36,174,650	$226,282,722
Distribution fees due and payable	—	(25,751)	—	(25,751)
Debt obligations	(51,332,027)	(21,577,728)	(13,873,608)	(86,783,363)
Due to related parties	(234,856)	(98,724)	(63,475)	(397,055)
Accounts payable and other liabilities	(917,918)	(385,852)	(248,086)	(1,551,856)
Non-controlling interests in subsidiaries	(2,052,978)	(862,981)	(554,862)	(3,470,821)
Quarterly NAV	79,307,584	33,311,673	21,434,619	134,053,876
Number of outstanding shares	3,158,796	1,327,819	853,734	5,340,349
NAV per share	$25.11	$25.09	$25.11

The following table reconciles stockholders’ equity per the Company’s consolidated balance sheet to the Company’s NAV:

Reconciliation of Stockholders’ Equity to NAV	December 31, 2019
Stockholders’ equity under U.S. GAAP	$128,056,849
Adjustments:
Unrealized appreciation of real estate	3,967,849
Unrealized appreciation of real estate-related assets	1,215,522
Organization and offering costs	740,307
Acquisition costs	(1,179,155)
Deferred financing costs, net	(841,615)
Accrued distribution fee(1)	894,068
Accumulated depreciation and amortization	5,735,996
Fair value adjustment of debt obligations	(2,638,179)
Deferred rent receivable	(1,225,863)
Deferred maintenance	(240,000)
Non-controlling interests in subsidiaries	(431,903)
NAV	$134,053,876
Note:	(1) Accrued distribution fee only relates to Class T shares of common stock.

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

Organization and offering costs

The Advisor has agreed to pay, on behalf of the Company, all O&O Costs through the Escrow Break Anniversary. Such costs are being reimbursed to the Advisor, ratably, by the Company, over 36 months beginning on May 19, 2018, subject to the 1% Cap. After the Escrow Break Anniversary, the Advisor, in its sole discretion, may pay some or all of the additional O&O Costs incurred, but is not required to do so. To the extent the Advisor pays such additional O&O Costs, the Company is obligated to reimburse the Advisor subject to the 1% Cap. As of December 31, 2019, the Advisor has continued to pay all O&O Costs on behalf of the Company. Under U.S. GAAP, the Company's reimbursement liability pertaining to the O&O Costs is recorded as a component of due to related parties in the Company's consolidated balance sheet. For NAV, such costs are recognized as a reduction in NAV as they are reimbursed.

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

Sensitivity Analysis

Assuming all other factors remain unchanged, the table below presents the estimated increase or decrease to our December 31, 2019 NAV for a change in the going-in capitalization rate and, where a DCF analysis was utilized, discount rates and terminal capitalization rates used in the Appraised Properties’ appraisals, a 5% change in the discount rates used to value our Debt Investments and a 5% change in the discount rates used to value our long-term debt:

Sensitivity Analysis	Range of NAV (Class A & I)			Range of NAV (Class T)
	Low	Concluded	High	Low	Concluded	High
Estimated Per Share NAV	$23.22	$25.11	$26.17	$23.20	$25.09	$26.16
Capitalization Rate - Appraised Properties	6.17%	5.88%	5.58%	6.17%	5.88%	5.58%
Cash Flow Discount Rate - Appraised Properties	6.96%	6.63%	6.30%	6.96%	6.63%	6.30%
Residual Discount Rate - Appraised Properties	7.57%	7.21%	6.85%	7.57%	7.21%	6.85%
Terminal Capitalization Rate - Appraised Properties	6.79%	6.46%	6.14%	6.79%	6.46%	6.14%
Discount Rate - Debt Investments	7.98%	7.60%	7.22%	7.98%	7.60%	7.22%
Discount Rate - Long-Term Debt Consolidated	3.91%	4.12%	4.32%	3.91%	4.12%	4.32%

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

If the Company is unable to raise substantial funds in the Offering, it will make fewer investments resulting in less diversification in terms of the type, number and size of investments it makes and the value of an investment in the Company will fluctuate with the performance of the limited assets it acquires. Further, the Company will have certain fixed operating expenses, including certain expenses as a REIT, regardless of whether it is able to raise substantial funds in the Offering. The Company’s inability to raise substantial funds would increase its fixed operating expenses as a percentage of gross income, reducing its net income and limiting its ability to make distributions. As of December 31, 2019, the Company has raised gross proceeds of $137,743,459 in the Offering.

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

As of December 31, 2019, the Company’s debt to tangible assets ratio was 42.4%. See Note 7 — Loans Payable of our outstanding debt arrangement as of December 31, 2019.

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

Cash Flows

The following table provides a breakdown of the net change in the Company’s cash and cash equivalents:

Year Ended December 31, 2019
Cash flows from operating activities	$3,845,729
Cash flows from investing activities	(41,392,867)
Cash flows from financing activities	40,805,373
Increase in cash and cash equivalents	$3,258,235

Operating Activities

During the year ended December 31, 2019, net cash provided by operating activities was $3,845,729, compared to $1,816,524 of net cash provided by operating activities for the year ended December 31, 2018. The change was primarily due to an increase in net income of $139,299, an increase in depreciation and amortization expenses related to real estate assets and liabilities and deferred financing costs totaling $3,675,954, and an increase in proceeds from investments in real estate-related assets of $54,533, offset by an increase in gains from investments in real estate-related assets of $182,780, and a net decrease in working capital accounts of $1,657,801 (see “—Results of Operations”).

Investing Activities

Net cash used in investing activities was $41,392,867 for the year ended December 31, 2019, compared to $56,590,454 for the year ended December 31, 2018. The change was primarily due to a decrease in acquisition of real estate of $35,910,391 offset by an increase in purchases of interest in real estate-related assets of $20,712,804.

Financing Activities

During the year ended December 31, 2019, net cash provided by financing activities was $40,805,373, compared to $61,163,671 for the year ended December 31, 2018. The change was primarily due to a decrease in proceeds from common stock issued of $17,178,466, an increase in distributions of $2,324,759, an increase in payments for the redemptions of common stock of $1,197,706, offset by a decrease in payments of deferred financing costs of $342,633.

Distributions

The Company’s board of directors has authorized, and the Company has declared, distributions through May 14, 2020, in an amount equal to $0.004253787 per day (or approximately $1.55 on an annual basis) per Class A share, Class I share and Class T share, less, for holders of Class T shares, the distribution fees that are payable with respect to Class T shares. The distributions are payable by the 5th business day following each month end to stockholders of record at the close of business each day during the prior month.

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

To ensure that the Company has sufficient funds to cover cash distributions authorized and declared during the Offering, the Company and CFI entered into the Distribution Support Agreement. The terms of the agreement provide that in the event that cash distributions exceed MFFO, defined as a supplemental measure to reflect the operating performance of a non-traded REIT, for any calendar quarter through March 23, 2019, CFI shall purchase Class I shares from the Company in an amount equal to the distribution shortfall, up to $5 million (less the $2.0 million of shares purchased by CFI in order to satisfy the Minimum Offering Requirement). In addition to the shares purchased to satisfy the Minimum Offering Requirement, as of December 31, 2019, CFI has purchased $1,107,656 in Class I shares pursuant to the Distribution Support Agreement. As of December 31, 2019, CFI’s remaining obligation pursuant to the Distribution Support Agreement is limited to $1,892,344.

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

The following table summarizes the Company’s distributions declared during the years ended December 31, 2019 and December 31, 2018.

	Year Ended December 31, 2018		Year Ended December 31, 2019
	Amount	Percent	Amount	Percent
Distributions
Paid in cash	$1,785,039	57%	$3,904,557	59%
Payable	424,967	13%	668,092	10%
Reinvested in shares	962,344	30%	2,081,504	31%
Total distributions	$3,172,350	100%	$6,654,153	100%
Sources of Distributions:
Operating cash flows	$1,816,524	57%	$3,845,729	58%
Offering proceeds pursuant to Distribution Support Agreement(1)	1,069,331	34%	—	0%
Offering proceeds	286,495	9%	2,808,424	42%
Total sources of distributions	$3,172,350	100%	$6,654,153	100%
Note:

(1) Pursuant to the Distribution Support Agreement, CFI will purchase Class I shares to the extent cash distributions exceed MFFO within 15 business days following the Company’s filing with the SEC of its periodic report for such calendar quarter or year.

During the year ended December 31, 2019, the Company declared $6,654,153 of distributions to its shareholders (including those reinvested in shares pursuant to the DRP), compared to the Company’s total aggregate MFFO of $4,891,402 and the Company’s total aggregate net income of $848,403 for that period.

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

Reimbursement of Organization and Offering Costs

The Advisor has agreed to pay, on behalf of the Company, all O&O Costs through the Escrow Break Anniversary. The Company was not required to reimburse the Advisor for payment of the O&O Costs prior to the Escrow Break Anniversary. After the Escrow Break Anniversary, the Advisor, in its sole discretion, may pay some or all of the additional O&O Costs incurred, but is not required to do so. To the extent the Advisor pays such additional O&O Costs, the Company is obligated to reimburse the Advisor subject to the 1% Cap. Following the Escrow Break Anniversary, the Company began reimbursing the Advisor for payment of the O&O Costs on a monthly basis, which will continue through the period ended May 18, 2021; provided, however, that the Company will not be obligated to pay any amounts that as a result of such payment would cause the aggregate payments for O&O Costs (less selling commissions, dealer manager fees and distribution fees) paid to the Advisor to exceed the 1% Cap as of such payment date. Any amounts not reimbursed in any period are included in determining any reimbursement for a subsequent period. As of December 31, 2019, the Advisor has continued to pay all O&O Costs on behalf of the Company.

Variable Interest Entities

A Variable Interest Entity (“VIE”) is an entity that lacks one or more of the characteristics of a voting interest entity. A VIE is defined as an entity in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The determination of whether an entity is a VIE includes both a qualitative and quantitative analysis. The Company bases the qualitative analysis on the Company’s review of the design of the entity, its organizational structure including decision-making ability and relevant financial agreements and the quantitative analysis on the forecasted cash flow of the entity. The Company reassesses the initial evaluation of an entity as a VIE upon the occurrence of certain reconsideration events. A VIE must be consolidated only by its primary beneficiary, which is defined as the party who, along with its affiliates and agents has both the: (i) power to direct the activities that most significantly impact the VIE’s economic performance and (ii) obligation to absorb the losses of the VIE or the right to receive the benefits from the VIE, which could be significant to the VIE. The Company determines whether it is the primary beneficiary of a VIE by considering qualitative and quantitative factors, including, but not limited to: which activities most significantly impact the VIE’s economic performance and which party controls such activities; the amount and characteristics of its investment; the obligation or likelihood for the Company or other interests to provide financial support; consideration of the VIE’s purpose and design, including the risks the VIE was designed to create and pass through to its variable interest holders and the similarity with and significance to the Company’s business activities and other interests. The Company reassesses the determination of whether it is the primary beneficiary of a VIE each reporting period. Significant judgments related to these determinations include estimates about the current and future fair value and performance of investments held by these VIEs and general market conditions. As of December 31, 2019, the Company concluded that it had investments in VIEs and because the Company was deemed the primary beneficiary it consolidated such entities, as described in “Note 10—Variable Interest Entities” in its accompanying consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data.”

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

The Company provides for uncertain tax positions based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. Management is required to determine whether a tax position is more likely than not to be sustained upon examination by tax authorities, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Because assumptions are used in determining whether a tax benefit is more likely than not to be sustained upon examination by tax authorities, actual results may differ from the Company’s estimates under different assumptions or conditions. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in “Provision for income taxes” in the consolidated statement of operations.

See Note 2 – Summary of Significant Accounting Policies in the accompanying consolidated financial statements included in Part II, Item 8 “Financial Statements and Supplementary Data” for further information on other accounting policies.

Recent Accounting Pronouncements

See Note 2 – Summary of Significant Accounting Policies in the accompanying consolidated financial statements included in Part II, Item 8. “Financial Statements and Supplementary Data.”

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

Off-Balance Sheet Arrangements

As of December 31, 2019, the Company had no off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on the Company’s financial condition, revenue and expenses, results of operations, liquidity, capital expenditures, or capital resources.

Contractual Obligations

The following table presents the future principal payment due under the Company’s GR Loan, FM Loan, CO Loan, DST Loan and Buchanan Loan agreements as of December 31, 2019, which represents the Company’s aggregate contractual obligations and commitments with payments due subsequent to December 31, 2019.

Year	Amount
2020	$—
2021	—
2022	—
2023	—
2024	—
Thereafter	84,145,184
Total	$84,145,184

Subsequent Events

Status of the Offering

As of March 17, 2020, the Company had sold an aggregate of 5,739,627 shares of its common stock (consisting of 3,289,534 Class A shares, 1,385,812 Class T shares, and 1,064,281 Class I shares) in the Offering resulting in net proceeds of $141,660,287 to the Company as payment for such shares.

Distributions

On February 13, 2020, the Company’s board of directors authorized, and the Company declared, distributions for the period from February 15, 2020 to May 14, 2020, in an amount equal to $0.004253787 per day (or approximately $1.55 on an annual basis) per Class A share, Class I share and Class T share, less, for holders of Class T shares, the distribution fees that are payable with respect to Class T shares. The distributions are payable by the 5th business day following each month end to stockholders of record at the close of business each day during the prior month.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

The market risk associated with financial instruments and derivative financial instruments is the risk of loss from adverse changes in market prices or interest rates. The Company’s interest rate risk management objectives are to limit the impact of interest rate changes in earnings and cash flows and to manage overall borrowing costs. To achieve these objectives, from time to time, the Company may enter into interest rate hedge contracts such as swaps, collars and treasury lock agreements in order to mitigate interest rate risk with respect to various debt instruments. The Company would not hold or issue these derivative contracts for trading or speculative purposes. As of December 31, 2019, there are no such hedging contracts outstanding. The Company does not have any foreign operations and thus is not exposed to foreign currency fluctuations.

Interest Rate Risk

As of December 31, 2019, the Company had fixed rate debt of $84.1 million, and therefore, is not exposed to interest rate changes in LIBOR.

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

As of December 31, 2019, lease expirations related to the Company’s portfolio of real estate assets based on rental income were as follows:

•	2016-2020 – 0%
•	2021 – 2025 – 1%
•	2026 – 2030 – 20%
•	After 2030 – 79%

As of December 31, 2019, the industry concentration of the Company’s portfolio of real estate assets based on purchase price was as follows:

•	Office – 50%
•	Industrial – 28%
•	Retail – 22%

As of December 31, 2019, the geographic concentration of the Company’s portfolio of real estate assets based on purchase price was as follows:

•	Ohio – 26%
•	South Carolina – 20%
•	Michigan – 10%
•	Arizona – 9%
•	Texas – 7%
•	Oklahoma – 7%
•	Pennsylvania – 6%
•	California – 6%
•	Illinois – 6%
•	Arkansas – 3%

As of December 31, 2019, the Company’s portfolio of real estate assets was leased to the following tenants based on square footage:

•	Comenity Servicing LLC (a subsidiary of Alliance Data Systems Corporation) – 34%
•	Daimler – 21%
•	Walgreens – 17%
•	HOYA – 13%
•	Martin Brower – 13%
•	Williams Sonoma – 2%
Note:

Albertsons is the tenant of properties in which the Company has made an investment in real estate-related assets. The Company is invested in such properties indirectly through preferred equity and a mezzanine loan. Accordingly, Albertsons has been omitted from the above calculation detailing the Company’s tenant concentration. If Albertsons was included in the calculation as of December 31, 2019, Albertsons’ percentage of rentable square footage would be 82%.

As of December 31, 2019, the market concentration of the Company’s portfolio of real estate assets based on purchase price was as follows:

•	Data services – 24%
•	Pharmacy store – 22%
•	Truck manufacturing and distribution – 20%
•	Grocery – 12%
•	Food distribution – 9%
•	Optical laboratory – 7%
•	Fine home goods – 6%

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

Under the supervision and with the participation of management, including the CEO and CFO, the Company carried out an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2019 based on the “Internal Control-Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2019.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 11. Executive Compensation*

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters*

Item 13. Certain Relationships and Related Transactions, and Director Independence*

Item 14. Principal Accounting Fees and Services*

__________________________

*

The information that is required by Items 10, 11, 12, 13 and 14 (other than the information included in this Annual Report on Form 10-K) is incorporated herein by reference from the definitive proxy statement relating to the 2020 Annual Meeting of Stockholders of the Company, which is to be filed with the U.S. Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, no later than 120 days after the end of the Company’s fiscal year ended December 31, 2019.

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

3.2

Articles of Amendment to the Second Articles of Amendment and Restatement of Rodin Global Property Trust, Inc., dated June 6, 2018 (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 13, 2018)

3.3

Second Articles of Amendment to the Second Articles of Amendment and Restatement of Rodin Global Property Trust, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 1, 2019)

3.4	Second Amended and Restated Bylaws of Rodin Global Property Trust, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Form 10-Q filed on May 12, 2017)

4.1	Form of Subscription Agreement (included as Appendix A to the Prospectus dated April 23, 2019, filed with the SEC on April 24, 2019 and incorporated by reference herein)

4.2	Form of Distribution Reinvestment Plan (included as Appendix B to the Prospectus dated April 23, 2019, filed with the SEC on April 24, 2019 and incorporated by reference herein)

10.1

Amended and Restated Advisory Agreement, by and among Rodin Global Property Trust, Inc., Rodin Global Property Trust Operating Partnership. L.P., Rodin Global Property Advisors, LLC, and Cantor Fitzgerald Investors, LLC and Rodin Global Property Trust OP Holdings, LLC, dated June 29, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on July 6, 2018)

10.2

Amendment No. 1 to Amended and Restated Advisory Agreement, dated as of September  28, 2019, by and among Rodin Global Property Advisors, LLC, Rodin Global Property Trust, Inc., Rodin Global Property Trust Operating Partnership, L.P., Cantor Fitzgerald Investors, LLC, and Rodin Global Property Trust OP Holdings, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2019)

10.3

Agreement of Limited Partnership of Rodin Global Property Trust Operating Partnership, L.P. dated March 23, 2017 (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed on May 12, 2017)

10.4

Amended and Restated Distribution Support Agreement between Cantor Fitzgerald Investors, LLC and Rodin Global Property Trust, Inc. dated March 21, 2019 (incorporated by reference to Exhibit 10.5 to the Company’s Form 10-K filed on March 27, 2019)

10.5	Rodin Global Property Trust, Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.7 to the Company’s Form 10-Q filed on May 12, 2017)

10.6	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.6 to the Company’s Form S-11 (File No. 333-221814), filed with the SEC on November 30, 2017)

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

10.9	Loan Agreement between 2477 Deerfield Drive, LLC and UBS AG dated February 1, 2018 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on February 2, 2018)

10.10

Agreement of Purchase and Sale by and between ADS Place Phase III, LLC, and Cantor Real Estate Investment Management Investments, LLC dated June 28, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on July 31, 2018)

10.11

Loan Agreement between 3075 Loyalty Circle Owner, LLC and Cantor Commercial Real Estate Lending, L.P. dated July 31, 2018 (incorporated by reference to Exhibit 10.12 to the Company’s Post-Effective Amendment No. 7 to Form S-11 (File No. 333-214130), filed on January 28, 2019

10.12

Purchase and Sale Contract dated as of September 10, 2018, as amended by that certain First Amendment to Purchase and Sale Agreement dated as of October 10, 2018, as further amended by that certain Second Amendment to Purchase and Sale Contract dated as of October 19, 2018, by and between Mohr Whitsett, LLC and Cantor Real Estate Investment Management Investments, LLC (incorporated by reference to exhibit 10.1 to the Company’s 8-K filed on November 13, 2018)

10.13

Dealer Manager Agreement among Rodin Global Property Trust, Inc., Cantor Fitzgerald Investors, LLC and Cantor Fitzgerald & Co. dated March 23, 2017 (incorporated by reference to Exhibit 1.1 to the Company’s Form 10-Q filed on May 12, 2017)

10.14

Reimbursement Agreement, dated April 30, 2019, by and between Rodin Global Property Trust, Inc. and CF Real Estate Holdings, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on May 15, 2019)

10.15

Consent and Assumption Agreement, dated April 30, 2019, by and among 3596 Alpine Ave, LLC, CF Real Estate Holdings, LLC, Rodin Global Property Trust, Inc. and Wells Fargo Bank, National Association, as Trustee for the Benefit of the Registered Holders of UBS Commercial Mortgage Trust 2017-C2, Commercial Mortgage Pass-through Certificates, Series 2017-C2, whose Master Servicer is Midland Loan Services, a division of PNC Bank, National Association (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed on May 15, 2019)

10.16

Guaranty Agreement, dated as of April 30, 2019, by Rodin Global Property Trust, Inc. in favor of Wells Fargo Bank, National Association, as Trustee for the Registered Holders of Morgan Stanley Capital I Trust 2018-L1, Commercial Mortgage Pass-through Certificates, Series 2018-L1 (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed on May 15, 2019)

10.17

Environmental Indemnity Agreement, dated as of April 30, 2019, by 3075 Loyalty Circle Owner, LLC and Rodin Global Property Trust, Inc. in favor of Wells Fargo Bank, National Association, as Trustee for the Registered Holders of Morgan Stanley Capital I Trust 2018-L1, Commercial Mortgage Pass-through Certificates, Series 2018-L1 (incorporated by reference to Exhibit 10.5 to the Company’s 10-Q filed on May 15, 2019)

21.1*	Subsidiaries of the Company

24*	Power of Attorney (included in the signature page)

31.1*	Certification by the Chief Executive Officer pursuant to 17 CFR 240.13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification by the Chief Financial Officer pursuant to 17 CFR 240.13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*

Written statements of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*

The following materials from Rodin Global Property Trust, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2019 are formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Changes in Equity; (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

*	Filed herewith.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

RODIN GLOBAL PROPERTY TRUST, INC.

Date: March 19, 2020	By:	/s/ Howard W. Lutnick
Howard W. Lutnick
Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Howard W. Lutnick and Paul M. Pion, and each of them severally, his true and lawful attorney-in-fact with power of substitution and re-substitution to sign in his name, place and stead, in any and all capacities, to do any and all things and execute any and all instruments that such attorney may deem necessary or advisable under the Securities Exchange Act of 1934 and any rules, regulations and requirements of the U.S. Securities and Exchange Commission in connection with this Annual Report on Form 10-K and any and all amendments hereto, as fully for all intents and purposes as he might or could do in person, and hereby ratifies and confirms all said attorneys-in-fact and agents, each acting alone, and his substitute or substitutes, may lawfully do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Howard W. Lutnick	Chief Executive Officer and Chairman of the Board of Directors	March 19, 2020
Howard W. Lutnick	(Principal Executive Officer)

/s/ Paul M. Pion	Chief Financial Officer	March 19, 2020
Paul M. Pion	(Principal Financial Officer and Principal Accounting Officer)

/s/ Arthur F. Backal	Director	March 19, 2020
Arthur F. Backal

/s/ John M. Matteson	Director	March 19, 2020
John M. Matteson

/s/ Dean Palin	Director	March 19, 2020
Dean Palin

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Rodin Global Property Trust, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Rodin Global Property Trust, Inc. (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, changes in equity, and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

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

New York, New York

March 19, 2020

RODIN GLOBAL PROPERTY TRUST, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2019	December 31, 2018
Assets
Investment in real estate, net of accumulated depreciation of $4,275,639 and $791,575, respectively	$159,105,399	$98,590,705
Cash and cash equivalents	17,305,001	14,046,766
Investments in real estate-related assets	24,400,000	13,047,225
Intangible assets, net of accumulated amortization of $1,876,930 and $339,907, respectively	20,809,735	12,573,758
Stock subscriptions receivable	261,038	286,918
Deferred rent receivable	1,225,863	344,139
Prepaid expenses and other assets	461,251	471,805
Due from related party	49,910	—
Total assets	$223,618,197	$139,361,316
Liabilities and Equity
Liabilities
Loans payable, net of deferred financing costs of $841,615 and $493,875, respectively	$83,303,569	$51,556,125
Intangible liabilities, net of accumulated amortization of $416,574 and $15,278, respectively	8,648,742	3,809,038
Due to related parties	2,057,181	2,742,581
Deferred revenue	561,056	497,457
Distributions payable	668,092	424,967
Restricted reserves	33,124	201,191
Accrued interest payable	273,200	159,855
Accounts payable and accrued expenses	16,384	25,384
Total liabilities	95,561,348	59,416,598
Stockholders' equity
Controlling interest
Preferred stock, $0.01 par value per share, 50,000,000 shares authorized, and 0 issued and outstanding at December 31, 2019 and December 31, 2018, respectively	—	—
Class A common stock, $0.01 par value per share, 160,000,000 shares authorized, and 3,158,796 and 2,116,562 issued and outstanding at December 31, 2019 and December 31, 2018, respectively	31,580	21,166
Class T common stock, $0.01 par value per share, 200,000,000 shares authorized, and 1,327,819 and 939,185 issued and outstanding at December 31, 2019 and December 31, 2018, respectively	13,278	9,392
Class I common stock, $0.01 par value per share, 40,000,000 shares authorized, and 853,734 and 401,639 issued and outstanding at December 31, 2019 and December 31, 2018, respectively	8,537	4,016
Additional paid-in capital	135,507,823	84,467,731
Accumulated deficit and cumulative distributions	(10,543,287)	(4,737,537)
Total controlling interest	125,017,931	79,764,768
Non-controlling interests in subsidiaries	3,038,918	179,950
Total stockholders' equity	128,056,849	79,944,718
Total liabilities and stockholders' equity	$223,618,197	$139,361,316

The accompanying notes are an integral part of these consolidated financial statements.

RODIN GLOBAL PROPERTY TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the	For the
	Year Ended	Year Ended
	December 31, 2019	December 31, 2018
Revenues:
Rental revenues	$9,593,852	$1,798,401
Preferred return income	531,143	—
Income from mezzanine loan investment	172,038	—
Tenant reimbursement income	1,053,665	364,554
Total revenues	11,350,698	2,162,955
Operating expenses (income):
General and administrative expenses	401,546	(701,534)
Depreciation and amortization	4,990,793	973,693
Management fees	1,950,566	1,066,176
Property operating expenses	1,095,787	364,554
Total operating expenses	8,438,692	1,702,889
Other income (expense):
Income from investments in real estate-related assets	914,891	732,111
Interest income	251,616	139,525
Interest expense	(3,233,865)	(626,353)
Total other income (expense)	(2,067,358)	245,283
Net income (loss)	844,648	705,349
Net income (loss) attributable to non-controlling interest	(3,755)	—
Net income (loss) attributable to common stockholders	$848,403	$705,349
Weighted average shares outstanding	4,473,457	2,137,472
Net income (loss) per common share - basic and diluted	$0.19	$0.33

The accompanying notes are an integral part of these consolidated financial statements.

RODIN GLOBAL PROPERTY TRUST, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Stockholders' Equity
								Accumulated
	Common Stock						Additional	Deficit and	Non-
	Class A		Class T		Class I		Paid-In	Cumulative	controlling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Distributions	interest	Equity
Balance as of January 1, 2018	478,956	$4,790	225,652	$2,257	166,296	$1,663	$21,136,120	$(2,270,536)	$1,000	$18,875,294
Common stock	1,612,121	16,121	702,328	7,023	233,410	2,334	65,933,159	—	—	65,958,637
Common stock repurchased	(1,140)	(11)	—	—	—	—	(27,611)	—	—	(27,622)
Distribution reinvestment	26,625	266	11,205	112	1,933	19	995,924	—	—	996,321
Offering costs, commissions and fees	—	—	—	—	—	—	(3,569,861)	—	—	(3,569,861)
Net income (loss)	—	—	—	—	—	—	—	705,349	—	705,349
Distributions declared on common stock	—	—	—	—	—	—	—	(3,172,350)	—	(3,172,350)
Acquired non-controlling interests	—	—	—	—	—	—	—	—	178,950	178,950
Balance as of December 31, 2018	2,116,562	$21,166	939,185	$9,392	401,639	$4,016	$84,467,731	$(4,737,537)	$179,950	$79,944,718

	Stockholders' Equity
								Accumulated
	Common Stock						Additional	Deficit and	Non-
	Class A		Class T		Class I		Paid-In	Cumulative	controlling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Distributions	interest	Equity
Balance as of January 1, 2019	2,116,562	$21,166	939,185	$9,392	401,639	$4,016	$84,467,731	$(4,737,537)	$179,950	$79,944,718
Common stock	1,028,373	10,275	371,196	3,711	442,990	4,430	46,314,629	—	—	46,333,045
Common stock repurchased	(44,316)	(443)	(4,135)	(41)	—	—	(1,197,222)	—	—	(1,197,706)
Distribution reinvestment	58,177	582	21,573	216	9,105	91	2,233,144	—	—	2,234,033
Offering costs, commissions and fees	—	—	—	—	—	—	3,689,541	—	—	3,689,541
Net income (loss)	—	—	—	—	—	—	—	848,403	(3,755)	844,648
Distributions declared on common stock	—	—	—	—	—	—	—	(6,654,153)	—	(6,654,153)
Acquired non-controlling interests	—	—	—	—	—	—	—	—	2,862,723	2,862,723
Balance as of December 31, 2019	3,158,796	$31,580	1,327,819	$13,278	853,734	$8,537	$135,507,823	$(10,543,287)	$3,038,918	$128,056,849

The accompanying notes are an integral part of these consolidated financial statements.

RODIN GLOBAL PROPERTY TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the	For the
	Year Ended	Year Ended
	December 31,	December 31,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$844,648	$705,349
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,051,939	989,865
Gains from investments in real estate-related assets	(914,891)	(732,111)
Amortization of above-market lease intangibles	30,295	30,296
Amortization of below-market lease intangibles	(401,296)	(15,177)
Changes in assets and liabilities:
Proceeds from investments in real estate-related assets	1,539,503	1,484,970
(Increase) in deferred rent receivable	(881,724)	(344,139)
(Increase) in prepaid expenses and other assets	10,554	(467,480)
(Decrease) in due to related parties	(1,433,176)	(708,157)
Increase in deferred revenue	63,599	497,457
(Decrease)/increase in restricted reserves	(168,067)	201,191
(Decrease)/increase in accounts payable and accrued expenses	(9,000)	25,384
Increase in accrued interest payable	113,345	149,076
Net cash provided by operating activities	3,845,729	1,816,524
Cash flows from investing activities:
Acquisition of real estate	(16,812,417)	(52,722,808)
Purchase of interest in real estate-related assets	(24,580,450)	(3,867,646)
Net cash used in investing activities	(41,392,867)	(56,590,454)
Cash flows from financing activities:
Proceeds from issuance of common stock, net	46,269,414	63,447,880
Distributions	(4,176,995)	(1,852,236)
Payments from redemptions of common stock	(1,197,706)	—
Payment of deferred financing costs	(89,340)	(431,973)
Net cash provided by financing activities	40,805,373	61,163,671
Net increase in cash and cash equivalents	3,258,235	6,389,741
Cash and cash equivalents, at beginning of period	$14,046,766	$7,657,025
Cash and cash equivalents, at end of period	$17,305,001	$14,046,766
Supplemental disclosure of cash flow information:
Cash paid for interest	$3,059,373	$461,112
Non-cash investing and financing activities:
Assumption of loans payable in conjunction with acquisitions of real estate	$31,775,637	$47,550,000
Fair value adjustment related to consolidation of net assets	$4,476,918	$—
Distribution reinvestment	$2,233,144	$996,321
Acquired non-controlling interests	$3,037,918	$178,950
Distributions payable	$243,125	$323,793

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

On February 2, 2016, the Company was capitalized with a $200,001 investment by the Company’s sponsor, Cantor Fitzgerald Investors, LLC (“CFI”) through the purchase of 8,180 Class A shares. In addition, a wholly owned subsidiary of CFI, Rodin Global Property Trust OP Holdings, LLC (the “Special Unit Holder”), has invested $1,000 in the Operating Partnership and has been issued a special class of limited partnership units (“Special Units”), which is recorded as a non-controlling interest on the consolidated balance sheet as of December 31, 2019. The Company has registered with the Securities and Exchange Commission (“SEC”) an offering of up to $1.25 billion in shares of common stock, consisting of up to $1.0 billion in shares in the Company’s primary offering (the “Primary Offering”) and up to $250 million in shares pursuant to its distribution reinvestment plan (the “DRP”, and together with the Primary Offering, the “Offering”). On May 18, 2017, the Company satisfied the minimum offering requirement as a result of CFI’s purchase of $2.0 million in Class I shares (the “Minimum Offering Requirement”).

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

As of December 31, 2019, the Company owned the following investments:

•	A retail property located in Grand Rapids, Michigan (the “GR Property”).

•	An office property located in Fort Mill, South Carolina (the “FM Property”).

•	An office property located in Columbus, Ohio (the “CO Property”).

•	A flex industrial property located in Lewisville, TX (the “Lewisville Property”).
•	A Delaware Statutory Trust, CF Net Lease Portfolio IV DST (the “DST”), which owns seven properties (individually, a “DST Property” and collectively the “DST Properties”).

•

CF Albertsons Lancaster, LLC (the “Pennsylvania SPE”), which made a preferred equity investment (the “Lancaster PE”) through a joint venture agreement to purchase a cold storage and warehouse distribution facility located in Denver, Pennsylvania (the “PA Property”).

•

CF Albertsons Chicago, LLC (the “Illinois SPE”), which originated a fixed rate, subordinate mezzanine loan (the “Chicago Jr Mezz”) for the acquisition of a cold storage and warehouse distribution facility located in Melrose Park, Illinois (the “IL Property”).

•	A majority interest in a joint venture with an unrelated third party (the “Battery Street SF JV”) that owns an office property located in San Francisco, California (the “SF Property”).

•	An industrial property located in Phoenix, Arizona (the “Buchanan Property”).

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

The Company evaluates all of its investments in real estate-related assets to determine if they are VIEs utilizing judgments and estimates that are inherently subjective. If different judgments or estimates were used for these evaluations, it could result in differing conclusions as to whether or not an entity is a VIE and whether or not to consolidate such entity. As of December 31, 2019, and December 31, 2018, the Company concluded that it had investments in VIEs, and because the Company was the primary beneficiary, it consolidated the entities. Refer to Note 10 – Variable Interest Entities for additional information.

Voting Interest Entities

A voting interest entity is an entity in which the total equity investment at risk is sufficient to enable it to finance its activities independently and the equity holders have the power to direct the activities of the entity that most significantly impact its economic performance, the obligation to absorb the losses of the entity and the right to receive the residual returns of the entity. The usual condition for a controlling financial interest in a voting interest entity is ownership of a majority voting interest. If the Company has a majority voting interest in a voting interest entity, the entity will generally be consolidated. The Company will not consolidate a voting interest entity if there are substantive participating rights by other parties and/or kick-out rights by a single party. The Company performs ongoing reassessments of whether entities previously evaluated under the voting interest framework have become VIEs, based on certain events, and therefore subject to the VIE consolidation framework, and vice versa.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and highly liquid investments with original maturities of three months or less.

RODIN GLOBAL PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred Rent Receivable

Deferred rent receivable represents rent earned in excess of rent received as a result of straight-lining rents over the terms of the leases on the FM Property, the CO Property, the Lewisville Property, the SF Property, the Buchanan Property and the DST in accordance with ASC Topic 842, Leases. As of December 31, 2019 and December 31, 2018, Deferred rent receivable was $1,225,863 and $344,139, respectively.

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

Upon the acquisition of real estate properties, the Company allocates the purchase price to acquired tangible assets, consisting of land, buildings and improvements, and to identified intangible assets and liabilities, consisting of the value of above-market leases, below-market leases, and in-place leases, based in each case on their respective fair values. The Company utilizes independent appraisals to assist in the determination of the fair values of the tangible assets of an acquired property (which includes land and buildings). The information in the appraisal, along with any additional information available to the Company’s management, is used in estimating the amount of the purchase price that is allocated to land. Other information in the appraisal, such as building value and market rents, may be used by the Company’s management in estimating the allocation of purchase price to the building and to intangible lease assets and liabilities. The appraisal firm has no involvement in management’s allocation decisions other than providing this market information

The Company considers the period of future benefit of each respective asset to determine its appropriate useful life. The estimated useful lives of the Company’s real estate assets by class are generally as follows:

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

The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate assets may not be recoverable. Impairment indicators that the Company considers include, but are not limited to, bankruptcy or other credit concerns of a property’s major tenant, such as a history of late payments, rental concessions and other factors, a significant decrease in a property’s revenues due to lease terminations, vacancies, co-tenancy clauses, reduced lease rates or other circumstances. When indicators of potential impairment are present, the Company assesses the recoverability of the assets by determining whether the carrying amount of the assets will be recovered through the undiscounted future cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying amount, the Company will adjust the real estate assets to their respective fair values and recognize an impairment loss. Generally, fair value is determined using a discounted cash flow analysis and recent comparable sales transactions. No impairment losses were recorded during the year ended December 31, 2019 or December 31, 2018 after the Company assessed the recoverability of its assets. As of December 31, 2019 and December 31, 2018, no impairment losses have been identified.

Investments in Real Estate-Related Assets

Mezzanine Loan Investment

The Company has made a mezzanine loan investment through the Illinois SPE. Mezzanine loan investments are generally intended to be held for investment and, accordingly, are carried at cost, net of unamortized fees, premiums, discounts and unfunded commitments. Mezzanine loan investments that are deemed to be impaired are carried at amortized cost less a loss reserve, if deemed appropriate. Mezzanine loan investment where the Company does not have the intent to hold the investment for the foreseeable future or until its expected payoff are classified as held for sale and recorded at the lower of cost or estimated value.

RODIN GLOBAL PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Mezzanine loan investments are considered impaired when, based on current information and events, it is probable that the Company will not be able to collect principal and income from mezzanine loan amounts due according to the contractual terms. The Company assesses the credit quality of the portfolio and adequacy of loss reserves on a periodic basis. Significant judgment of management is required in this analysis. The Company considers the estimated net recoverable value of the mezzanine loan investment as well as other factors, including but not limited to the fair value of any collateral, the amount and the status of any senior debt, the quality and financial condition of the borrower and the competitive situation of the area where the underlying collateral is located. Because this determination is based on projections of future economic events, which are inherently subjective, the amount ultimately realized may differ materially from the carrying value as of the balance sheet date. If upon completion of the assessment, the estimated fair value of the underlying collateral is less than the net carrying value of the mezzanine loan investment, a loss reserve is recorded with a corresponding charge to provision for losses. The loss reserve for each mezzanine loan investment is maintained at a level that is determined to be adequate by management to absorb probable losses.

Income recognition is suspended for a mezzanine loan investment at the earlier of the date at which payments become 90-days past due or when, in the opinion of management, a full recovery of income and principal becomes doubtful. When the ultimate collectability of the principal of an impaired mezzanine loan investment is in doubt, all payments are applied to principal under the cost recovery method. When the ultimate collectability of the principal of an impaired mezzanine loan investment is not in doubt, contractual income from mezzanine loan is recorded as income from mezzanine loan when received, under the cash basis method until an accrual is resumed when the mezzanine loan investment becomes contractually current and performance is demonstrated to be resumed. A mezzanine loan investment is written off when it is no longer realizable and/or legally discharged. No impairment losses were recorded during the year ended December 31, 2019 or December 31, 2018 after the Company assessed the recoverability of its assets. As of December 31, 2019 and December 31, 2018, no impairment losses have been identified.

Preferred Equity Investment

The Company has made a preferred equity investment in the Pennsylvania JV, an entity that holds commercial real estate. Preferred equity investments are generally intended to be held to maturity and, accordingly, are carried at cost, net of unamortized fees, premium, discount and unfunded commitments. Preferred Equity investments that are deemed to be impaired are carried at amortized cost less a loss reserve, if deemed appropriate. Preferred equity investments where we do not have the intent to hold the investment for the foreseeable future or until its expected payoff are classified as held for sale and recorded at the lower of cost or estimated value.

Preferred equity investments are considered impaired when, based on current information and events, it is probable that the Company will not be able to collect principal and preferred return income amounts due according to the contractual terms. The Company assesses the credit quality of the portfolio and adequacy of loss reserves on a periodic basis. Significant judgment of management is required in this analysis. The Company considers the estimated net recoverable value of the preferred equity investment as well as other factors, including but not limited to the fair value of any collateral, the amount and the status of any senior debt, the quality and financial condition of the borrower and the competitive situation of the area where the underlying collateral is located. Because this determination is based on projections of future economic events, which are inherently subjective, the amount ultimately realized may differ materially from the carrying value as of the balance sheet date. If upon completion of the assessment, the estimated fair value of the underlying collateral is less than the net carrying value of the preferred equity investment, a loss reserve is recorded with a corresponding charge to provision for losses. The loss reserve for each preferred equity investment is maintained at a level that is determined to be adequate by management to absorb probable losses.

Income recognition is suspended for a preferred equity investment at the earlier of the date at which payments become 90-days past due or when, in the opinion of management, a full recovery of income and principal becomes doubtful. When the ultimate collectability of the principal of an impaired preferred equity investment is in doubt, all payments are applied to principal under the cost recovery method. When the ultimate collectability of the principal of an impaired preferred equity investment is not in doubt, contractual preferred return income is recorded as preferred return income when received, under the cash basis method until an accrual is resumed when the preferred return investment becomes contractually current and performance is demonstrated to be resumed. A preferred return investment is written off when it is no longer realizable and/or legally discharged. No impairment losses were recorded during the year ended December 31, 2019 or December 31, 2018 after the Company assessed the recoverability of its assets. As of December 31, 2019 and December 31, 2018, no impairment losses have been identified.

RODIN GLOBAL PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred Financing Costs

Costs incurred in connection with obtaining financing are capitalized and amortized over the term of the related loan on a straight-line basis, which approximates the effective interest method. The carrying value of the deferred financing costs at December 31, 2019 and December 31, 2018 was $841,615 and $493,875, respectively, which is net of accumulated amortization of $81,181 and $20,034, respectively, and recorded as an offset to the related debt. For the years ended December 31, 2019 and December 31, 2018, amortization of deferred financing costs was $61,147 and $16,165, respectively, and is included in Interest expense on the accompanying consolidated statements of operations.

Revenue Recognition

Rental revenue is recognized on a straight-line basis over the life of the respective leases.

Preferred return income from the Company’s preferred equity investment is recognized when earned and accrued based on the outstanding investment balance.

Income from mezzanine loan investment is recognized when earned and accrued based on the outstanding loan balance.

Stock Subscriptions Receivable

As prescribed by ASC Topic 505, Equity, Stock subscriptions receivable represent the purchase of common stock for which the Company has not yet received payment from the purchaser. As of December 31, 2019 and December 31, 2018, Stock subscriptions receivable were $261,038 and $286,918, respectively. The amounts of outstanding Stock subscriptions receivable as of December 31, 2019 and December 31, 2018 were received by the Company during January 2020 and January 2019, respectively.

Due from Related Party

Due from related party includes amounts owed to the Company by CFI pursuant to the terms of the sponsor support agreement for the reimbursement of selling commissions and dealer manager fees, which at December 31, 2019 and December 31, 2018 was $49,910 and $0, respectively. The amount of Sponsor Support (as defined below in Note 9 – Related Party Transactions) outstanding at December 31, 2019 was received by the Company during January 2020.

Deferred Revenue

Deferred revenue represents unearned rent received in advance from tenants at certain of the Company’s properties, which at December 31, 2019 and December 31, 2018 was $561,056 and $497,457, respectively.

Restricted Reserves

Restricted reserves is comprised of amounts received from tenants at certain of the Company’s properties for recoverable property operating expenses to be paid by the Company on behalf of the tenants, pursuant to the terms of the respective net lease arrangements, which at December 31, 2019 and December 31, 2018 was $33,124 and $201,191, respectively.

Tenant Reimbursement Income

Certain property operating expenses, including real estate taxes and insurance, among others, are paid by the Company and are reimbursed by the tenants of the Company’s properties pursuant to the terms of the respective net leases. These reimbursements are reflected as Tenant reimbursement income in the accompanying consolidated statements of operations, which, for the year ended December 31, 2019 and December 31, 2018 was $1,053,665 and $364,554, respectively.

Property Operating Expenses

Certain property operating expenses, including real estate taxes and insurance, among others, are paid by the Company and may be reimbursed by the tenants of the Company’s properties pursuant to the terms of the respective net leases. These expenses incurred are reflected as Property operating expenses in the accompanying consolidated statements of operations, which for the year ended December 31, 2019 and December 31, 2018 was $1,095,787 and $364,554, respectively.

RODIN GLOBAL PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Due to Related Parties

Due to related parties is comprised of amounts contractually owed by the Company for various services provided to the Company from related parties, which at December 31, 2019 and December 31, 2018 was $2,057,181 and $2,742,581, respectively (See Note 9 – Related Party Transactions).

Organization and Offering Costs

The Advisor has agreed to pay, on behalf of the Company, all organizational and offering costs (including legal, accounting, and other costs attributable to the Company’s organization and offering, but excluding upfront selling commissions, dealer manager fees and distribution fees) (“O&O Costs”) through the first anniversary of the date on which the Company satisfied the Minimum Offering Requirement, which was May 18, 2018 (the “Escrow Break Anniversary”). After the Escrow Break Anniversary, the Advisor, in its sole discretion, may pay some or all of the additional O&O Costs incurred, but is not required to do so. To the extent the Advisor pays such additional O&O Costs, the Company is obligated to reimburse the Advisor subject to the 1% Cap (as defined below). Following the Escrow Break Anniversary, the Company began reimbursing the Advisor for payment of O&O Costs on a monthly basis, which will continue through the period ended May 18, 2021; provided, however, that the Company will not be obligated to pay any amounts that as a result of such payment would cause the aggregate payments for O&O Costs (less selling commissions, dealer manager fees and distribution fees) paid to the Advisor to exceed 1% of gross proceeds of the Offering (the “1% Cap”), as of such payment date. Any amounts not reimbursed in any period shall be included in determining any reimbursement liability for a subsequent period. As of December 31, 2019, the Advisor has continued to pay all O&O Costs on behalf of the Company.

As of December 31, 2019 and December 31, 2018, the Advisor has incurred O&O Costs on the Company’s behalf of $8,613,586 and $6,896,987, respectively. As of December 31, 2019 and December 31, 2018, the Company is obligated to reimburse the Advisor for O&O Costs in the amount of $789,661 and $743,439, respectively, which is included within Due to related parties in the accompanying consolidated balance sheets. As of December 31, 2019 and December 31, 2018, organizational costs of $90,232 and $13,039, respectively, were expensed, and offering costs of $1,287,203 and $877,248, respectively, were charged to stockholders’ equity. As of December 31, 2019 and December 31, 2018, the Company has made reimbursement payments of $587,774 and $146,848, respectively, to the Advisor for O&O Costs incurred.

Income Taxes

The Company has elected and qualified to be taxed as a REIT and complies with the related provisions under the Internal Revenue Code of 1986, as amended. Accordingly, the Company generally is not and will not be subject to U.S. federal income tax to the extent of its distributions to stockholders and as long as certain asset, income share ownership, minimum distribution and other requirements are met. To qualify as a REIT, the Company must annually distribute at least 90% of its REIT taxable income to its stockholders and meet certain other requirements. Under certain circumstances, federal income and excise taxes may be due on its undistributed taxable income. The Company may also be subject to certain state, and local taxes. If the Company fails to meet these requirements, it will be subject to U.S. federal income tax, which could have a material adverse impact on its results of operations and amounts available for distributions to its stockholders.

The Company provides for uncertain tax positions based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. Management is required to determine whether a tax position is more likely than not to be sustained upon examination by tax authorities, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Because assumptions are used in determining whether a tax benefit is more likely than not to be sustained upon examination by tax authorities, actual results may differ from the Company’s estimates under different assumptions or conditions. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in “Provision for income taxes” in the consolidated statement of operations.

Earnings Per Share

Basic net income (loss) per share of common stock is determined by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is determined by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period, including common stock equivalents. As of December 31, 2019 and December 31, 2018, there were no material common stock equivalents that would have a dilutive effect on net income (loss) per share for common stockholders. All classes of common stock are allocated net income (loss) at the same rate per share.

For the years ended December 31, 2019 and December 31, 2018, basic and diluted net income per share was $0.19 and $0.33, respectively.

RODIN GLOBAL PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recently Adopted Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers. The ASU replaced certain previously existing revenue recognition guidance. The FASB has subsequently issued several additional amendments to the standard, including ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies the guidance on principal versus agent analysis based on the notion of control and affects recognition of revenue on a gross or net basis. Beginning January 1, 2018, companies are required to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and also includes additional disclosure requirements. The standard could have been adopted either retrospectively to prior reporting periods presented or as a cumulative effect adjustment as of the date of adoption. The Company adopted the guidance on its required effective date of January 1, 2018 using the modified retrospective transition method applied to contracts that were not completed as of the adoption date. Accordingly, the revenue standard is applied prospectively in the Company’s financial statements from January 1, 2018. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

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

RODIN GLOBAL PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This standard requires lessees to recognize a right-of-use (“ROU”) asset and lease liability for all leases with terms of more than 12 months. Recognition, measurement and presentation of expenses will depend on the classification of a lease as a finance or operating lease. The amendments also require certain quantitative and qualitative disclosures. Accounting guidance for lessors is mostly unchanged. In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842: Leases, to clarify how to apply certain aspects of the new leases standard. The amendments address the rate implicit in the lease, impairment of the net investment in the lease, lessee reassessment of lease classification, lessor reassessment of lease term and purchase options, variable payments that depend on an index or rate and certain transition adjustments, among other issues. In addition, in July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, which provides an additional (and optional) transition method to adopt the new leases standard. Under this transition method, a reporting entity would initially apply the lease requirements at the effective date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption; continue to report comparative periods presented in the financial statements in the period of adoption in accordance with previous U.S. GAAP (i.e., ASC 840, Leases); and provide the required disclosures required by ASC 840 for all periods presented under that standard. Further, ASU No. 2018-11 contains an additional practical expedient that allows lessors to avoid separating lease and associated non-lease components within a contract if certain criteria are met. In December 2018, the FASB issued ASU No. 2018-20, Leases (Topic 842): Narrow-Scope Improvements for Lessors, to clarify guidance for lessors on sales taxes and other similar taxes collected from lessees, certain lessor costs and recognition of variable payments for contracts with lease and non-lease components. In March 2019, the FASB issued ASU 2019-01, Leases (Topic 842): Codification Improvements, to clarify certain application and transitional disclosure aspects of the leases standard. The amendments address determination of the fair value of the underlying asset by lessors that are not manufacturers or dealers and clarify interim period transition disclosure requirements, among other issues. The guidance in ASUs 2016-02, 2018-10, 2018-11 and 2018-20 was effective beginning January 1, 2019, with early adoption permitted; whereas the guidance in ASU 2019-01 is effective beginning January 1, 2020, with early adoption permitted. The Company adopted the above mentioned standards on January 1, 2019 using the effective date as the date of initial application. As a result, pursuant to this transition method financial information was not updated and the disclosures required under the leases standards were not provided for dates and periods before January 1, 2019. The guidance provides a number of optional practical expedients to be utilized upon transition. Accordingly, the Company has elected the ‘package of practical expedients,’ which permitted the Company not to reassess under the leases standard its prior conclusions about lease identification, lease classification and initial direct costs. The Company did not elect the use-of-hindsight or the practical expedient pertaining to land easements, with the latter not being applicable to the Company. While the guidance identifies common area (building) maintenance as a non-lease component of the Company’s real estate lease contracts, the Company has applied the practical expedient to account for its real estate leases and associated common area maintenance (“CAM”) service components as a single, combined operating lease component, however, the CAM service component is not material to the Company’s consolidated financial statements. Consequently, the application of the guidance on contract components did not have a material effect on the Company’s consolidated financial statements. In addition, due to the standard’s narrowed definition of initial direct costs, the Company will expense as incurred significant lease origination costs that were previously capitalized as initial direct costs and amortized to expense over the lease term. As these types of costs have not historically been incurred by the Company, the change in accounting did not have a material impact on the Company’s consolidated financial statements. See Note 3 — Investment in Real Estate for additional information on the Company’s leasing arrangements.

RODIN GLOBAL PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

New Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires financial assets that are measured at amortized cost to be presented, net of an allowance for credit losses, at the amount expected to be collected over their estimated life. Expected credit losses for newly recognized financial assets, as well as changes to credit losses during the period, are recognized in earnings. For certain purchased financial assets with deterioration in credit quality since origination (“PCD assets”), the initial allowance for expected credit losses will be recorded as an increase to the purchase price. Expected credit losses, including losses on off-balance-sheet exposures such as lending commitments, will be measured based on historical experience, current conditions and reasonable and supportable forecasts that affect the collectability of the reported amount. In November 2018, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, to clarify that operating lease receivables accounted for under ASC 842, Leases, are not in the scope of the new credit losses guidance, and, instead, impairment of receivables arising from operating leases should be accounted for in accordance with ASC 842, Leases. In April 2019, the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. The ASU makes changes to the guidance introduced or amended by ASU No. 2016-13 to clarify the scope of the credit losses standard and address guidance related to accrued interest receivable balances, recoveries, variable interest rates and prepayments, among other issues. In addition, in May 2019, the FASB issued ASU No. 2019-05, Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief. The amendments in this ASU allow entities, upon adoption of ASU No. 2016-13, to irrevocably elect the fair value option for financial instruments that were previously carried at amortized cost and are eligible for the fair value option under ASC 825-10, Financial Instruments: Overall. In November 2019, the FASB issued ASU No. 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842) Effective Dates. Pursuant to this ASU, the effective date of the new credit losses standard was deferred, and the new credit impairment guidance will become effective for the Company on January 1, 2023, under a modified retrospective approach, and early adoption is permitted. In addition, in November 2019, the FASB issued ASU No. 2019-11, Codification Improvements to Topic 326, Financial Instruments—Credit Losses. The amendments in this ASU require entities to include certain expected recoveries of the amortized cost basis previously written off, or expected to be written off, in the allowance for credit losses for PCD assets; provide transition relief related to troubled debt restructurings; allow entities to exclude accrued interest amounts from certain required disclosures; and clarify the requirements for applying the collateral maintenance practical expedient. The amendments in ASUs No. 2018-19, 2019-04, 2019-05, 2019-10 and 2019-11 are required to be adopted concurrently with the guidance in ASU No. 2016-13. The Company plans to adopt the standards on their required effective date. Management is continuing to implement the new credit losses guidance, including the assessment of the impact of the new guidance on the Company’s consolidated financial statements. Given the objective of the new standard, it is generally expected allowances for credit losses for the financial instruments within its scope would increase, however, the amount of any change will be dependent on the composition and quality of the Company’s portfolios at the adoption date as well as economic conditions and forecasts at that time.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. The guidance is part of the FASB’s disclosure framework project, whose objective and primary focus are to improve the effectiveness of disclosures in the notes to financial statements. The ASU eliminates, amends and adds certain disclosure requirements for fair value measurements. The FASB concluded that these changes improve the overall usefulness of the footnote disclosures for financial statement users and reduce costs for preparers. The new standard will become effective for the Company beginning January 1, 2020 and early adoption is permitted for eliminated and modified fair value measurement disclosures. Certain disclosures are required to be applied prospectively and other disclosures need to be adopted retrospectively in the period of adoption. As permitted by the transition guidance in the ASU, the Company early adopted, eliminated and modified disclosure requirements as of September 30, 2018. The adoption of this standard did not impact the Company’s consolidated financial statements. See Note 13 — Fair Value Measurements for additional information. The Company plans to adopt the remaining disclosure requirements beginning January 1, 2020, and the adoption of the additional fair value measurement disclosures is not expected to have an impact on the Company’s consolidated financial statements.

In October 2018, the FASB issued ASU No. 2018-17, Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities (“VIE”). The guidance was issued in response to stakeholders’ observations that Topic 810, Consolidation, could be improved in the areas of applying the VIE guidance to private companies under common control and in considering indirect interests held through related parties under common control for determining whether fees paid to decision makers and service providers are variable interests. The new standard will become effective for the Company beginning January 1, 2020, with early adoption permitted, and must be applied retrospectively with a cumulative-effect adjustment to retained earnings at the beginning of the earliest period presented. The Company plans to adopt the standard on its effective date beginning January 1, 2020. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

RODIN GLOBAL PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In July 2019, the FASB issued ASU No. 2019-07, Codification Updates to SEC Sections—Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 33-10532, Disclosure Update and Simplification, and Nos. 33-10231 and 33-10442, Investment Company Reporting Modernization, and Miscellaneous Updates. The guidance clarifies or improves the disclosure and presentation requirements of a variety of codification topics by aligning them with already effective SEC rules, thereby eliminating redundancies and making the codification easier to apply. This ASU was effective upon issuance, and it did not have a material impact on the Company’s consolidated financial statements and related disclosures.

Note 3 – Investment in Real Estate

Investment in real estate, net consisted of the following at December 31, 2019 and December 31, 2018:

	December 31, 2019	December 31, 2018
Building and building improvements	$140,185,153	$86,672,153
Land	23,195,885	12,710,127
Total	163,381,038	99,382,280
Accumulated depreciation	(4,275,639)	(791,575)
Investment in real estate, net	$159,105,399	$98,590,705

As of December 31, 2019, the Company owned interests in 13 real properties as described below:

Portfolio	Ownership Percentage	Location	Number of Properties	Square Feet	Remaining Lease Term(1)	Annualized Rental Income(2)	Acquisition Date	Purchase Price(3)
Walgreens Grand Rapids ("GR Property")	100%	Grand Rapids, MI	1	14,552	13.3 years	$500,000	July 2017	$7,936,508
CF Net Lease Portfolio IV DST ("DST Properties")	100%	Various	7	103,537	12.7 years	$2,323,749	September 2017	$35,706,642
Daimler Trucks North America Office Building ("FM Property")	100%	Fort Mill, SC	1	150,164	9.8 years	$2,670,638	February 2018	$40,000,000
Alliance Data Systems Office Building ("CO Property")	100%	Columbus, OH	1	241,493	13.5 years	$3,362,844	July 2018	$46,950,000
Hoya Optical Labs of America ("Lewisville Property")	100%	Lewisville, TX	1	89,473	9.3 years	$937,060	November 2018	$14,120,000
Williams Sonoma Office Building ("SF Property")	75%	San Francisco, CA	1	13,907	2.3 years	$582,860	September 2019	$11,600,000
Martin Brower Industrial Buildings ("Buchanan Property")	100%	Phoenix, AZ	1	93,302	12.8 years	$1,083,444	November 2019	$17,300,000

(1)   Reflects number of years remaining until the tenant’s first termination option.

(2)   Reflects the average annualized rental income for the lease.

(3)   Reflects the contract purchase price at 100% ownership as opposed to adjusted for current ownership percentage as applicable.

As of December 31, 2019, all of the Company’s properties were 100% leased and occupied.

The following table summarizes the purchase price allocation for the properties acquired during the year ended December 31, 2019.

	SF Property	Buchanan Property	Total
Building and building improvements	$8,301,000	$16,700,000	$25,001,000
Land	2,968,509	2,528,249	5,496,758
In-place lease intangibles	1,002,000	2,244,000	3,246,000
Below-market lease intangibles	(362,000)	(4,051,000)	(4,413,000)
Total acquisition cost	$11,909,509	$17,421,249	$29,330,758

RODIN GLOBAL PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the purchase price allocation for the properties acquired during the year ended December 31, 2018.

	FM Property	CO Property	Lewisville Property	Total
Building and building improvements	$30,301,872	$39,086,467	$11,514,635	$80,902,974
Land	4,253,467	5,807,930	1,714,709	11,776,106
In-place lease intangibles	4,735,363	5,466,650	1,395,605	11,597,618
Below-market lease intangibles	—	(3,355,137)	(469,179)	(3,824,316)
Total acquisition cost	$39,290,702	$47,005,910	$14,155,770	$100,452,382

Note 4 - Intangibles

The amortization of acquired above-market and/or below-market leases is recorded as an adjustment to Rental revenue on the consolidated statements of operations. For the years ended December 31, 2019 and December 31, 2018, the net amount of such amortization was included as an increase to rental income of $371,001 and $15,119, respectively.

The amortization of in-place leases is recorded as an adjustment to Depreciation and amortization expense on the consolidated statements of operations. For the year ended December 31, 2019 and December 31, 2018, the net amount of such amortization was included as an increase to rental income of $1,478,895 and $269,010, respectively.

As of December 31, 2019 and December 31, 2018, the gross carrying amount and accumulated amortization of the Company’s intangible assets consisted of the following:

	December 31, 2019	December 31, 2018
Intangible assets:
In-place lease intangibles	$22,234,766	$12,461,766
Above-market lease intangibles	451,899	451,899
Total intangible assets	22,686,665	12,913,665
Accumulated amortization:
In-place lease amortization	(1,802,455)	(295,726)
Above-market lease amortization	(74,475)	(44,181)
Total accumulated amortization	(1,876,930)	(339,907)
Intangible assets, net	$20,809,735	$12,573,758

The estimated future amortization on the Company’s intangible assets for each of the next five years and thereafter as of December 31, 2019 is as follows:

Year	In-place Lease Intangibles	Above-market Lease Intangibles	Total
2020	2,203,322	30,295	2,233,617
2021	2,203,322	30,295	2,233,617
2022	1,757,989	30,295	1,788,284
2023	1,757,989	30,295	1,788,284
2024	1,757,989	30,295	1,788,284
Thereafter	10,751,700	225,949	10,977,649
	$20,432,311	$377,424	$20,809,735

As of December 31, 2019 and December 31, 2018, the gross carrying amount and accumulated amortization of the Company’s Intangible liabilities consisted of the following:

	December 31, 2019	December 31, 2018
Intangible liabilities:
Below-market lease intangibles	$9,065,316	$3,824,316
Accumulated amortization:
Below-market lease amortization	(416,574)	(15,278)
Intangible liabilities, net	$8,648,742	$3,809,038

RODIN GLOBAL PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The estimated future amortization on the Company’s intangible liabilities for each of the next five years and thereafter as of December 31, 2019 is as follows:

Year	Below-market Lease Intangibles
2020	$847,885
2021	$847,890
2022	$687,001
2023	$687,001
2024	$687,001
Thereafter	$4,891,964
$8,648,742

Note 5 - Five Year Minimum Rental Payments

The estimated future minimum rents the Company expects to receive for the GR Property, FM Property, CO Property, Lewisville Property, the DST Properties, SF Property, and the Buchanan Property for each of the next five years and thereafter through the end of the primary term as of December 31, 2019 is as follows:

Year	GR Property	FM Property	CO Property	Lewisville Property	DST Properties	SF Property	Buchanan Property	Total
2020	$500,000	$2,509,240	$3,182,808	$889,255	$2,195,958	$586,073	$1,034,857	$10,898,191
2021	500,000	2,560,296	3,216,864	915,933	2,209,683	586,073	1,034,857	11,023,706
2022	500,000	2,611,352	3,251,284	915,933	2,305,756	—	1,034,857	10,619,182
2023	500,000	2,663,909	3,286,073	943,411	2,305,756	—	1,075,458	10,774,607
2024	500,000	2,716,467	3,321,234	943,411	2,305,756	—	1,079,150	10,866,018
Thereafter	4,250,000	11,419,972	26,929,125	3,415,571	16,664,853	—	8,017,615	70,697,136
Total	$6,750,000	$24,481,236	$43,187,388	$8,023,514	$27,987,762	$1,172,146	$13,276,794	$124,878,840

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

The Pennsylvania SPE entered into a joint venture agreement (the “Pennsylvania JV”) with a subsidiary of USRA Net Lease III Capital Corp (“USRA”). The Company and CFI, by and through the Pennsylvania SPE, invested $11,805,000 of capital in the Pennsylvania JV. The Pennsylvania JV is the sole member of an entity that purchased the PA Property for a purchase price of $117,050,000. The acquisition of the PA Property was also financed by a mortgage loan in the amount of $76,732,500 (the “PA Mortgage Loan”) provided by Goldman Sachs Mortgage Company (the “PA Mortgage Lender”). In connection with entering into the Pennsylvania JV, CF Real Estate Holdings, LLC, an affiliate of CFI (“CFREH”), entered into a Back-Up Indemnification Agreement (the “CFREH Indemnification Agreement”) with USRA, whereby CFREH agreed to indemnify USRA and certain of its affiliates from certain claims asserted by the PA Mortgage Lender to the extent that such claims are caused by CFREH, the Pennsylvania SPE, or any of their affiliates.

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

Subsequent to January 2, 2019, the Company purchased additional membership interests in the Pennsylvania SPE from CFI totaling $7,025,647, bringing the Company’s total investment in the Pennsylvania SPE to $11,805,000. As of December 31, 2019, the Company’s interest in the Pennsylvania SPE was 100%. Accordingly, on December 24, 2019, the Company entered into a Back-Up Indemnification Agreement, whereby the Company assumed all of the past, present and future obligations and liabilities of CFREH under the CFREH Indemnification Agreement, and CFREH was released of such obligations. As of the date hereof, there are no outstanding claims or obligations under the CFREH Indemnification Agreement.

RODIN GLOBAL PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Subject to the limitations in the Company’s charter, the purchase price for any membership interests purchased from CFI was equal to CFI’s purchase price in exchange for such membership interests.

Based on the Company’s consolidation analysis, which was performed in accordance with ASC Topic 810, Consolidation as described in the “Variable Interest Entities” section of Note 2 — Summary of Significant Accounting Policies, management has determined that the Company is the primary beneficiary of the Pennsylvania SPE. Accordingly, on June 5, 2019, the Company has consolidated the Pennsylvania SPE, and has no longer accounted for its investment in the Pennsylvania SPE under the equity method of accounting.

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

Subsequent to January 2, 2019, the Company purchased additional membership interests in the Illinois SPE from CFI totaling $7,495,810, bringing the Company’s total investment in the Illinois SPE to $12,595,000. As of December 31, 2019, the Company’s interest in the Illinois SPE was 100%. Subject to the limitations in the Company’s charter, the purchase price for any membership interests purchased from CFI was equal to CFI’s purchase price in exchange for such membership interests.

Based on the Company’s consolidation analysis, which was performed in accordance with ASC Topic 810, Consolidation as described in the “Variable Interest Entities” section of Note 2 — Summary of Significant Accounting Policies, management has determined that the Company is the primary beneficiary of the Illinois SPE. Accordingly, on October 29, 2019, the Company has consolidated the Illinois SPE, and has no longer accounted for its investment in the Illinois SPE under the equity method of accounting.

RODIN GLOBAL PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The results of operations for the Company’s investments in real estate-related assets for the year ended December 31, 2019 and December 31, 2018 are summarized below:

	For the Year Ended December 31,
DST Properties(4)	2019	2018
Revenues	$2,323,751	$2,323,749
Operating expenses	(1,193,685)	(816,498)
Other expenses, net	(1,047,556)	(1,073,161)
Net income (loss)	$82,509	$434,090

Net income (loss) attributable to the Company(1) (2)	$137,147	$423,042

	For the Year Ended December 31,
FM Property(3)	2019	2018
Revenues	$2,670,638	$2,785,335
Operating expenses	(1,564,348)	(1,709,150)
Other expenses, net	(972,505)	(880,577)
Net income (loss)	$133,785	$195,608

Net income (loss) attributable to the Company(1)	$—	$117,577

	For the Year Ended December 31,
CO Property(5)	2019	2018
Revenues	$3,362,844	$1,513,709
Operating expenses	(1,454,305)	(732,466)
Other expenses, net	(1,377,652)	(568,688)
Net income (loss)	$530,887	$212,555

Net income (loss) attributable to the Company(1)	$(11,177)	$191,492

	For the Year Ended December 31,
Pennsylvania SPE(6)	2019	2018
Revenues	$925,167	$—
Operating expenses	(642)	—
Other expenses, net	4,242	—
Net income (loss)	$928,767	$—

Net income (loss) attributable to the Company(1)	$253,441	$—

	For the Year Ended December 31,
Illinois SPE(7)	2019	2018
Revenues	$986,958	$—
Operating expenses	(632)	—
Other expenses, net	4,529	—
Net income (loss)	$990,855	$—

Net income (loss) attributable to the Company(1)	$535,480	$—

RODIN GLOBAL PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

(7) Effective October 29, 2019, the Company has consolidated the Illinois SPE, and has no longer accounted for its investment in the Pennsylvania SPE under the equity method of accounting.

 Note 7 – Loans Payable

On July 11, 2017, in connection with the purchase of the GR Property (refer to Note 3 – Investment in Real Estate), a wholly owned subsidiary of the Operating Partnership entered into a loan agreement (the “GR Loan”) with UBS AG with an outstanding principal amount of $4,500,000. The GR Loan provides for monthly interest payments which accrue through the 10th of each month.  The GR Loan bears interest at an initial fixed rate of 4.11% per annum through the anticipated repayment date, July 6, 2027, and thereafter at a revised interest rate of 3.00% per annum plus the greater of the initial interest rate or the 10 year swap yield through the maturity date June 30, 2032.

On February 1, 2018, in connection with the purchase of the FM Property (refer to Note 3 – Investment in Real Estate), the FM Property SPE entered into a loan agreement (the “FM Loan”) with UBS AG with an outstanding principal amount of $21,000,000. The FM Loan provides for monthly interest payments and bears interest at an initial fixed rate of 4.43% per annum through the anticipated repayment date, February 6, 2028 (the “FM Anticipated Repayment Date”), and thereafter at revised rate of 3.00% per annum plus the greater of the initial interest rate or the 10 year swap yield as of the first business day after the FM Anticipated Repayment Date.

On July 31, 2018, in connection with the purchase of the CO Property (refer to Note 3 – Investment in Real Estate), the CO Property SPE entered into a loan agreement (the “CO Loan”) with a related party, CCRE, with an outstanding principal amount of $26,550,000. The CO Loan provides for monthly interest payments and bears interest at an initial fixed rate of 4.94% per annum through the anticipated repayment date, August 6, 2028 (the “CO Anticipated Repayment Date”), and thereafter at an increased rate of 2.50% per annum plus the greater of the initial interest rate or the 10 year swap yield as of the first business day after the CO Anticipated Repayment Date.

On November 15, 2016, in connection with the purchase of the DST Properties, (refer to Note 3 — Investment in Real Estate), the DST entered into a loan agreement (the “DST Loan”) with Citigroup Global Markets Realty Corp. with an outstanding principal amount of $22,495,184. The DST Loan provides for monthly interest payments and bears interest at an initial fixed rate of 4.59% per annum through anticipated repayment date, December 1, 2026 (the “DST Anticipated Repayment Date”), and thereafter at an increased rate of 3.00% per annum plus the greater of the initial interest rate or the 10 year swap yield as of the first business day after the DST Anticipated Repayment Date.

On November 26, 2019, in connection with the purchase of the Buchanan Property (refer to Note 3 – Investment in Real Estate), the Buchanan Property SPE entered into a loan agreement (the “Buchanan Loan”) with Goldman Sachs Bank USA with an outstanding principal amount of $9,600,000. The Buchanan Loan provides for monthly interest payments and bears interest at an initial fixed rate of 3.52% per annum through the anticipated repayment date, December 1, 2029 (the “Buchanan Anticipated Repayment Date”), and thereafter at revised rate of 2.50% per annum plus the greater of the initial interest rate or the 10 year swap yield as of the first business day after the Buchanan Anticipated Repayment Date.

RODIN GLOBAL PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2019 and December 31, 2018, the Company’s Loans payable balance was $83,303,569 and $51,556,125, net of deferred financing costs, respectively. As of December 31, 2019 and December 31, 2018, deferred financing costs were $841,615 and $493,875, net of accumulated amortization of $81,181 and $20,034, respectively, which has been accounted for within Interest expense on the consolidated statements of operations.

Information on the Company’s Loans payable as of December 31, 2019 and December 31, 2018 is as follows:

Description	December 31, 2019
	GR Property	FM Property	CO Property	DST Properties	Buchanan Property	Total
Principal amount of loans	$4,500,000	$21,000,000	$26,550,000	$22,495,184	$9,600,000	$84,145,184
Less: Deferred financing costs, net of accumulated amortization of $81,181	(61,682)	(166,872)	(221,196)	(303,146)	(88,719)	(841,615)
Loans payable, net of deferred financing costs and amortization	$4,438,318	$20,833,128	$26,328,804	$22,192,038	$9,511,281	$83,303,569

Description	December 31, 2018
	GR Property	FM Property	CO Property	DST Properties(1)	Buchanan Property	Total
Principal amount of loans	$4,500,000	$21,000,000	$26,550,000	$—	$—	$52,050,000
Less: Deferred financing costs, net of accumulated amortization of $20,034	(69,878)	(185,396)	(238,601)	—	—	(493,875)
Loans payable, net of deferred financing costs and amortization	$4,430,122	$20,814,604	$26,311,399	$—	$—	$51,556,125
Note:

(1) Effective May 9, 2019, the Company has consolidated the DST, and has no longer accounted for its investment in the DST under the equity method of accounting. Accordingly, the loan payable attributable to the DST was not included in the Company’s consolidated balance sheet at December 31, 2018. See Note 3 — Investment in Real Estate for additional information.

For the years ended December 31, 2019 and December 31, 2018, the Company incurred $3,172,718 and $610,188, respectively, of interest expense, which is included within Interest expense on the consolidated statements of operations. As of December 31, 2019 and December 31, 2018, $273,200  and $159,855 respectively, was unpaid and is recorded as accrued interest payable on the Company’s consolidated balance sheet. All of the unpaid interest expense accrued as of December 31, 2019 and December 31, 2018 was paid during January 2020 and January 2019, respectively.

Also included within Interest expense on the consolidated statements of operations is amortization of deferred financing costs, which, for the years ended December 31, 2019 and December 31, 2018, was $61,147 and $16,165, respectively.

The following table presents the future principal payment due under the Company’s Loan agreements as of December 31, 2019:

Year	Amount
2020	$—
2021	—
2022	—
2023	—
2024	—
Thereafter	84,145,184
Total	$84,145,184

RODIN GLOBAL PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of December 31, 2019, the Company’s total number of authorized common shares was 400,000,000, consisting of 160,000,000 of Class A authorized common shares, 200,000,000 of Class T authorized common shares and 40,000,000 of Class I authorized common shares. The Class A shares, Class T shares and Class I shares have identical rights and privileges, including identical voting rights, but have different upfront selling commissions and dealer manager fees and the Class T shares have an ongoing distribution fee. The per share amount of distributions on Class T shares is lower than the per share amount of distributions on Class A shares and Class I shares because of the on-going distribution fee that is payable with respect to Class T shares sold in the Primary Offering.

CFI pays a portion of selling commissions and all of the dealer manager fees (“Sponsor Support”), up to a total of 4% of gross offering proceeds from the sale of Class A shares and Class T shares, and up to a total of 1.5% of gross offering proceeds from the sale of Class I shares, incurred in connection with the Offering. Selling commissions and dealer manager fees are presented net of Sponsor Support on the Company’s consolidated statements of stockholders’ equity. The Company will reimburse Sponsor Support (i) immediately prior to or upon the occurrence of a liquidity event, including (A) the listing of the Company’s common stock on a national securities exchange or (B) a merger, consolidation or a sale of substantially all of the Company’s assets or any similar transaction or any transaction pursuant to which a majority of the Company’s board of directors then in office are replaced or removed, or (ii) upon the termination of the Advisory Agreement (as defined below) by the Company or by the Advisor. In each such case, the Company will only reimburse CFI after the Company has fully invested the proceeds from the Offering and the Company’s stockholders have received, or are deemed to have received, in the aggregate, cumulative distributions equal to their invested capital plus a 6% cumulative, non-compounded annual pre-tax return on such invested capital.

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

As of December 31, 2019, the Company had sold 5,332,169 shares of its common stock (consisting of 3,150,616 Class A shares, 1,327,819 Class T shares and 853,734 Class I shares) in the Offering for aggregate net proceeds of $131,583,672. As of December 31, 2018, the Company had sold 3,449,206 shares of its common stock (consisting of 2,108,382 Class A shares, 939,185 Class T shares and 401,639 Class I shares) in the Offering for aggregate net proceeds of $85,032,704.

Distributions

The Company’s board of directors has authorized, and the Company has declared, distributions through May 14, 2020, in an amount equal to $0.004253787 per day per Class A share, Class I share and Class T share, less, for holders of Class T shares, the distribution fees that are payable with respect to Class T shares. The distributions are payable by the 5th business day following each month end to stockholders of record at the close of business each day during the prior month.

To ensure that the Company has sufficient funds to cover cash distributions authorized and declared during the Offering, the Company and CFI entered into a distribution support agreement, as amended (the “Distribution Support Agreement”). The terms of the agreement provide that in the event that cash distributions exceed modified funds from operations (“MFFO”), defined as a supplemental measure to reflect the operating performance of a non-traded REIT, for any calendar quarter through the termination of the Primary Offering, CFI shall purchase Class I shares from the Company in an amount equal to the distribution shortfall, up to $5 million (less the $2.0 million of shares purchased by CFI in order to satisfy the Minimum Offering Requirement). In addition to the shares purchased to satisfy the Minimum Offering Requirement, as of December 31, 2019, CFI has purchased $1,107,656 in Class I shares pursuant to the Distribution Support Agreement.

RODIN GLOBAL PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2019 and December 31, 2018, the Company has declared distributions of $10,144,642 and $3,490,489, respectively, of which $668,092 and $424,967, respectively, was unpaid as of the respective reporting dates and has been recorded as distributions payable on the accompanying consolidated balance sheets. All of the unpaid distributions as of December 31, 2019 and December 31, 2018 were paid during January 2020 and January 2019, respectively. As of December 31, 2019 and December 31, 2018, distributions reinvested pursuant to the Company’s DRP were $3,285,934 and $1,051,901, respectively.

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

As of December 31, 2019, the Company has received eligible repurchase requests for a total of 49,591 shares in the amount of $1,225,329. 1,140 shares in the amount of $27,622 were repurchased in October 2018, and 48,451 shares in the amount of $1,197,706 were repurchased during the year ended December 31, 2019.

Non-controlling Interest

Special Unit Holder

The Special Unit Holder has invested $1,000 in the Operating Partnership and has been issued a special class of limited partnership units as part of the overall consideration for the services to be provided by the Advisor. This investment has been recorded as a component of Non-controlling interests in subsidiaries on the consolidated balance sheets as of December 31, 2019 and December 31, 2018, respectively.

CFI Interest in the Pennsylvania SPE

Based on the Company’s consolidation analysis, which was performed in accordance with ASC 810 as described in the “Variable Interest Entities” section of Note 2 — Summary of Significant Accounting Policies, management has determined that the Company is the primary beneficiary of the Pennsylvania SPE. Accordingly, effective June 5, 2019, with the purchase of $3,519,092 of additional interests in the Pennsylvania SPE from CFI, the Company has consolidated the Pennsylvania SPE, and no longer accounts for its investment in the Pennsylvania SPE under the equity method of accounting. On October 29, 2019, the Company purchased the remaining $118,049 ownership interests in the Pennsylvania SPE from CFI. As of December 31, 2019, the Company’s ownership interest in the Pennsylvania SPE was 100%. Prior to the purchase, CFI’s remaining ownership in the Pennsylvania SPE interest had been recorded as a component of Non-controlling interests in subsidiaries on the Company’s consolidated balance sheet.

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

GSR Interest in the SF Property SPE

Based on the Company’s consolidation analysis, which was performed in accordance with ASC 810 as described in the “Variable Interest Entities” section of Note 2 — Summary of Significant Accounting Policies, management has determined that the Company is the primary beneficiary of the SF Property SPE. Accordingly, the Company has consolidated the SF Property SPE. As of December 31, 2019, the Company’s ownership interest in the SF Property SPE was 75%, and GSR’s interest was 25%. GSR’s total ownership interest of $3,037,918 has been recorded as a component of Non-controlling interests in subsidiaries on the Company’s consolidated balance sheet as of December 31, 2019.

RODIN GLOBAL PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 – Related Party Transactions

Pennsylvania SPE Interests

Subsequent to the initial acquisition, and during the year ended December 31, 2019, the Company, through the Operating Partnership, acquired additional membership interests in the Pennsylvania SPE from CFI totaling $7,025,647. As of December 31, 2019, the Company’s interest in the Pennsylvania SPE was 100%. Accordingly, effective June 5, 2019, the Company has consolidated the Pennsylvania SPE and no longer accounts for its investment in the Pennsylvania SPE under the equity method of accounting, as described in Note 6 — Investments in Real Estate-Related Assets.

Illinois SPE Interests

Subsequent to the date of initial acquisition, and during the year ended December 31, 2019, the Company, through the Operating Partnership, acquired additional membership interests in the Illinois SPE from CFI totaling $7,495,810. As of December 31, 2019, the Company’s ownership interest in the Illinois SPE was 100%. Accordingly, effective October 29, 2019, the Company has consolidated the Illinois SPE and no longer accounts for its investment in the Illinois SPE under the equity method of accounting, as described in Note 6 — Investments in Real Estate-Related Assets.

DST Interests

During the year ended December 31, 2018, the Company, through the Operating Partnership, acquired an additional 3,868 Interests in the DST from a subsidiary owned by CFI totaling $3,867,646.  As of December 31, 2019 and December 31, 2018, the Company’s interest in the DST was 100%.

On May 9, 2019, the Company entered into an amendment to the amended and restated trust agreement of the DST, pursuant to which the Company may remove the manager of the DST, and in such case of removal, or resignation, of the manager, the Company may appoint a successor manager. Based on the Company’s consolidation analysis, which was performed in accordance with ASC Topic 810, Consolidation as described in the “Variable Interest Entities” section of Note 2 — Summary of Significant Accounting Policies, management has determined that the Company has replaced CFI as the primary beneficiary of the DST. Accordingly, effective May 9, 2019, the Company has consolidated the DST and no longer accounts for its investment in the DST under the equity method of accounting, as described in Note 3 — Investment in Real Estate.

FM Property Interests

Subsequent to the initial acquisition closing, and during the year ended December 31, 2018, the Company, through the Operating Partnership, acquired additional membership interests in the FM Property SPE from CFI totaling $10,605,551. As of December 31, 2019 and December 31, 2018, the Company’s interest in the FM Property SPE was 100%.

CO Property Interests

Subsequent to the date of initial acquisition, and during the year ended December 31, 2018, the Company, through the Operating Partnership, acquired additional membership interests in the CO Property SPE from CFI totaling $6,666,846. On April 30, 2019, the Company purchased additional membership interests in the CO Property SPE from a subsidiary owned by CFI for $190,057. As of December 31, 2019 and December 31, 2018, the Company’s ownership interest in the CO Property SPE was 100% and 98.90%, respectively.

Fees and Expenses

The Company and the Advisor entered into an amended and restated advisory agreement, dated as of June 29, 2018, as amended by amendment no. 1 (“Amendment No. 1”) to amended and restated advisory agreement, dated and effective as of September 28, 2019 (the “Advisory Agreement”). On June 26, 2019, the Company’s board of directors approved the renewal of the Advisory Agreement upon terms identical to those in effect for an additional one-year term commencing on June 29, 2019 through June 29, 2020. The purpose of Amendment No. 1 was to amend the monthly asset management fee from one-twelfth of 1.25% of the cost of the Company’s investments at the end of the month to one twelfth of 1.20% of the cost of the Company’s most recently disclosed NAV. Pursuant to the Advisory Agreement, and subject to certain restrictions and limitations, the Advisor is responsible for managing the Company's affairs on a day-to-day basis and for identifying, originating, acquiring and managing investments on behalf of the Company. For providing such services, the Advisor receives the following fees and reimbursements from the Company.

RODIN GLOBAL PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Organization and Offering Expenses. The Company will reimburse the Advisor and its affiliates for O&O Costs it incurs on the Company’s behalf but only to the extent that the reimbursement does not cause the selling commissions, the dealer manager fee and the other O&O Costs borne by the Company to exceed 15% of gross offering proceeds of the Offering as of the date of the reimbursement. If the Company raises the maximum offering amount in the Primary Offering and under the DRP, the Company estimates O&O Costs (other than upfront selling commissions, dealer manager fees and distribution fees), in the aggregate, to be 1% of gross offering proceeds of the Offering. These O&O Costs include all costs (other than upfront selling commissions, dealer manager fees and distribution fees) to be paid by the Company in connection with the initial set up of the organization of the Company as well as the Offering, including legal, accounting, printing, mailing and filing fees, charges of the transfer agent, charges of the Advisor for administrative services related to the issuance of shares in the Offering, reimbursement of bona fide due diligence expenses of broker-dealers, and reimbursement of the Advisor for costs in connection with preparing supplemental sales materials.

The Advisor has agreed to pay for all of the O&O Costs on the Company’s behalf (other than selling commissions, dealer manager fees and distribution fees) through the Escrow Break Anniversary. After the Escrow Break Anniversary, the Advisor, in its sole discretion, may pay some or all of the additional O&O Costs incurred, but is not required to do so. To the extent the Advisor pays such additional O&O Costs, the Company is obligated to reimburse the Advisor subject to the 1% Cap. Following the Escrow Break Anniversary, the Company began reimbursing the Advisor for such costs on a monthly basis, which will continue through May 18, 2021; provided that the Company will not be obligated to reimburse any amounts that as a result of such payment would cause the aggregate payments for O&O Costs paid to the Advisor to exceed the 1% Cap as of such reimbursement date. As of December 31, 2019 and December 31, 2018, the Advisor had incurred $8,613,586 and $6,896,987, respectively, of O&O Costs (other than upfront selling commissions, dealer manager fees and distribution fees) on behalf of the Company. The amount of the Company’s obligation is limited to the 1% Cap less any reimbursement payments made by the Company to the Advisor for O&O Costs incurred, which, at December 31, 2019 and December 31, 2018, is $789,661 and $743,439, respectively, and is included within Due to related parties in the accompanying consolidated balance sheets. As of December 31, 2019 and December 31, 2018, organizational costs of $90,232 and $13,039, respectively, were expensed and offering costs of $1,287,203 and $877,248, respectively, were charged to stockholders’ equity. As of December 31, 2019 and December 31, 2018, the Company has made reimbursement payments of $587,774 and $146,848, respectively, to the Advisor for O&O Costs incurred. As of December 31, 2019, the Advisor has continued to pay all O&O Costs on behalf of the Company.

Acquisition Expenses. The Company currently does not intend to pay the Advisor any acquisition fees in connection with making investments. The Company will, however, provide reimbursement of customary acquisition expenses (including expenses relating to potential investments that the Company does not close), such as legal fees and expenses (including fees of in-house counsel of affiliates and other affiliated service providers that provide resources to the Company), costs of due diligence (including, as necessary, updated appraisals, surveys and environmental site assessments), travel and communication expenses, accounting fees and expenses and other closing costs and miscellaneous expenses relating to the acquisition or origination of the Company’s investments. While most of the acquisition expenses are expected to be paid to third parties, a portion of the out-of-pocket acquisition expenses may be paid or reimbursed to the Advisor or its affiliates. The Advisor has not incurred any reimbursable acquisition expenses on behalf of the Company as of December 31, 2019.

Distribution Fees. Distribution fees are payable to the Dealer Manager with respect to the Company’s Class T shares only, all or a portion of which may be re-allowed by the Dealer Manager to participating broker-dealers. The distribution fees accrue daily and are calculated on outstanding Class T shares issued in the Primary Offering in an amount equal to 1% per annum of (i) the gross offering price per Class T share in the Primary Offering, or (ii) if the Company is no longer offering shares in a public offering, the most recently published per share NAV of Class T shares. The distribution fee is payable monthly in arrears and is paid on a continuous basis from year to year. During the years ended December 31, 2019 and December 31, 2018, the Company paid distribution fees of $263,645 and $130,156, respectively. As of December 31, 2019 and December 31, 2018, the Company has incurred a liability of $919,819 and $806,038, respectively, which is included within Due to related parties on the consolidated balance sheets, $25,751 and $19,415, respectively, of which was due as of December 31, 2019 and December 31, 2018 and paid during January 2020 and January 2019, respectively.

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

RODIN GLOBAL PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Asset Management Fees. Asset management fees are due to the Advisor. Asset management fees payable to the Advisor prior to September 2019 consisted of monthly fees equal to one-twelfth of 1.25% of the cost of the Company’s investments at the end of each month. Asset management fees payable to the Advisor as of September 2019 consist of monthly fees equal to one twelfth of 1.20% of the Company’s most recently disclosed NAV.

For the years ended December 31, 2019 and December 31, 2018, the Company incurred asset management fees of $1,840,152 and $1,042,652, respectively. The asset management fee related to the first quarter of 2018 of $173,870 was waived by the Advisor. There can be no assurance that the Advisor will waive the asset management fee or any other fees or expenses in periods subsequent to March 31, 2018. The asset management fee related to the month of December 2019 of $123,179 is unpaid as of December 31, 2019 and has been included within Due to related parties on the consolidated balance sheet. The amount of asset management fees incurred by the Company during the applicable period is included in the calculation of the limitation of operating expenses pursuant to the 2%/25% Guidelines (as defined and described below).

Other Operating Expenses. Effective April 1, 2018, the Advisory Agreement (i) includes limitations with regards to the incurrence of and additional limitations on reimbursements of operating expenses and (ii) clarifies the reimbursement and expense timing and procedures, including potential reimbursement of unreimbursed operating expenses.

Pursuant to the terms of the Advisory Agreement, the Company is obligated to reimburse the Advisor for certain operating expenses. Beginning October 1, 2018, the Company was subject to the limitation that it generally may not reimburse the Advisor for any amounts by which the total operating expenses at the end of the four preceding fiscal quarters exceeds the greater of (i) 2% of average invested assets (as defined in the Advisory Agreement) and (ii) 25% of net income other than any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of investments for that period (the “2%/25% Guidelines”). If the Company’s independent directors determine that all or a portion of such amounts in excess of the limitation are justified based on certain factors, the Company may reimburse amounts in excess of the limitation to the Advisor. In addition, beginning on October 1, 2018, the Company may request any operating expenses that were previously reimbursed to the Advisor in prior or future periods in excess of the limitation to be remitted back to the Company. The Company reimbursed $1,004,539 of the operating expense reimbursement obligation to the Advisor in January 2019. As of December 31, 2019, the Company has accrued but not reimbursed $204,253 in operating expenses pursuant to the Advisory Agreement, which represents the current operating expense reimbursement obligation to the Advisor.

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

RODIN GLOBAL PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2019, the total amount of unreimbursed operating expenses was $7,444,222. This includes operating expenses incurred by the Advisor on the Company’s behalf which have not been invoiced to the Company and also amounts invoiced to the Company by the Advisor but not yet reimbursed (“Unreimbursed Operating Expenses”). The amount of operating expenses incurred by the Advisor during the year ended December 31, 2019 which were not invoiced to the Company amounted to $3,087,063.

During the year ended December 31, 2018, the Company incurred operating expenses reimbursable to the Advisor of $1,004,539. These expenses are included within General and administrative expenses on the accompanying consolidated statement of operations.

Property Management and Oversight Fees. If the Advisor or an affiliate is a property manager with respect to a particular property, the Company will pay property management fees of 1.5% of gross revenues received for management of the Company’s properties located in the U.S. and 2% of gross revenues received for management of the Company’s properties located outside of the U.S. For services in overseeing property management services provided by any person or entity that is not an affiliate of the Advisor, the Company will pay the Advisor or an affiliate an oversight fee equal to 1% of the gross revenues of the property managed. Neither the Advisor nor its affiliates will be paid an oversight fee if the Company contracts with a third party to provide property management services for fees greater than (i) 1.5% of gross revenues received for management of the Company’s properties located in the U.S. or (ii) 2% of gross revenues received for management of the Company’s properties located outside of the U.S. For the years ended December 31, 2019 and December 31, 2018, the Company incurred property management fees of $110,415 and $23,523, respectively. The property management fee related to the first quarter of 2018 of $1,875 was waived by the Advisor. There can be no assurance the Advisor will waive the property management fee or any other fees or expenses in periods subsequent to March 31, 2018. The property management fee incurred during the month of December 2019 of $20,269 was unpaid as of December 31, 2019 and has been included within Due to related parties on the consolidated balance sheet.

Leasing Commissions. If the Advisor or an affiliate is the Company’s primary leasing agent, then the Company will pay customary leasing fees in amount that is usual and customary in that geographic area for that type of property. As of December 31, 2019 and December 31, 2018, no such amounts have been incurred by the Company.

Refinancing Coordination Fee. If the Advisor provides services in connection with the refinancing of any debt that the Company obtains and uses to finance properties or other permitted investments, or refinancing of any debt that is assumed, directly or indirectly, in connection with the acquisition of properties or other permitted investments, the Company will pay the Advisor a refinancing coordination fee equal to 0.75% of the amount available or outstanding under such refinancing or assumed debt. Refinancing will also include restructuring, workouts or other recapitalization of any debt. As of December 31, 2019 and December 31, 2018, no such amounts have been incurred by the Company.

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

The Company will not pay a disposition fee upon the maturity, prepayment, workout, modification or extension of a debt investment unless there is a corresponding fee paid by the borrower, in which case the disposition fee will be the lesser of: (i) 1% of the principal amount of the debt prior to such transaction; or (ii) the amount of the fee paid by the borrower in connection with such transaction. As of December 31, 2019 and December 31, 2018, no such amounts have been incurred by the Company.

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

As of December 31, 2019, the likelihood, probability and timing of each of the possible occurrences or events listed in the preceding sentences (i) and (ii) in the above paragraph are individually and collectively uncertain. Additionally, whether or not the Company will have fully invested the proceeds from the Offering and also whether the Company’s stockholders will have received, or are deemed to have received, in the aggregate, cumulative distributions equal to their invested capital plus a 6% cumulative, non-compound annual pre-tax return on such invested capital at the time of any such occurrence or event is also uncertain. As of December 31, 2019 and December 31, 2018, CFI has paid Sponsor Support totaling $4,675,394 and $3,177,278, respectively, which will be subject to reimbursement by the Company to CFI in the event of these highly conditional circumstances. The following summarizes these fees:

Selling Commissions. Selling commissions payable to the Dealer Manager consist of (i) up to 1% of gross offering proceeds paid by CFI for Class A shares and Class T shares and (ii) up to 5% and 2% of gross offering proceeds from the sale of Class A shares and Class T shares, respectively, in the Primary Offering. All or a portion of such selling commissions may be re-allowed to participating broker-dealers. No selling commissions will be payable with respect to Class I shares. For the years ended December 31, 2019 and December 31, 2018, the Company incurred $1,671,545 and $2,751,321 of selling commissions, respectively, which is included within Additional paid-in capital on the consolidated balance sheets. At December 31, 2019 and December 31, 2018, $1,059,256 and $733,062 of Sponsor Support, respectively, has been recorded, and $1,015,121 and $761,197, respectively, has been reimbursed by CFI.  During the first quarter of 2020, the Company received the remaining Sponsor Support payment due of $44,135 related to the year ended December 31, 2019. During the first quarter of 2019, the Company returned the excess amount of reimbursement payments made by CFI for Sponsor Support due as of December 31, 2018 of $28,135.

Dealer Manager Fees. Dealer manager fees payable to the Dealer Manager consist of up to 3% of gross offering proceeds from the sale of Class A shares and Class T shares sold in the Primary Offering and up to 1.5% of gross offering proceeds from the sale of Class I shares sold in the Primary Offering, all of which will be paid by CFI. A portion of such dealer manager fees may be re-allowed to participating broker-dealers as a marketing fee. For the years ended December 31, 2019 and December 31, 2018, the Company recorded $1,249,678 and $1,872,291 of dealer manager fees, respectively, which is included within Additional paid-in capital on the consolidated balance sheets. As of December 31, 2019 and December 31, 2018, all of the Sponsor Support related to dealer manager fees has been recorded and $3,660,273 and $2,416,081, respectively, has been reimbursed by CFI. During the first quarter of 2020 and the first quarter of 2019, the Company received the remaining Sponsor Support payment due of $5,775 and $289 related to the years ended December 31, 2019 and December 31, 2018, respectively.

RODIN GLOBAL PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the above mentioned fees and expenses incurred by the Company for the year ended December 31, 2019:

		Due to related parties as of	Year ended December 31, 2019		Due to related parties as of
Type of Fee or Reimbursement	Financial Statement Location	December 31, 2018	Incurred	Paid	December 31, 2019
Management Fees
Asset management fees	Management fees	$152,072	$1,840,152	$1,869,045	$123,179
Property management and oversight fees	Management fees	8,647	110,415	98,793	20,269
Organization, Offering and Operating Expense Reimbursements
Operating expenses(1)	General and administrative expenses	1,004,539	204,253	1,004,539	204,253
Organization expenses(2)	General and administrative expenses	10,860	77,193	16,891	71,162
Offering costs(2)	Additional paid-in capital	732,579	287,289	301,369	718,499
Commissions and Fees
Selling commissions and dealer manager fees, net	Additional paid-in capital	27,846	1,345,353	1,373,199	—
Distribution fees	Additional paid-in capital	806,038	377,426	263,645	$919,819
Total		$2,742,581	$4,242,081	$4,927,481	$2,057,181
Note:

(1) As of December 31, 2019, the Advisor has incurred, on behalf of the Company, a total of $7,444,222 in Unreimbursed Operating Expenses, including a total of $3,087,063 for the year ended December 31, 2019 for which the Advisor has not invoiced the Company for reimbursement. The total amount of Unreimbursed Operating Expenses may, in future periods, be subject to reimbursement by the Company pursuant to the terms of the Advisory Agreement.

(2) As of December 31, 2019, the Advisor has incurred, on behalf of the Company, a total of $8,613,586 of O&O Costs, of which the Company’s obligation is limited to $789,661, pursuant to the 1% Cap.

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

RODIN GLOBAL PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2019, CFI has invested $4,757,657 in the Company through the purchase of 190,357 shares (8,180 Class A shares for an aggregate purchase price of $200,001 and 182,177 Class I shares for an aggregate purchase price of $4,557,656). 124,177 of the Class I shares in the amount of $3,107,656 were purchased by CFI pursuant to the Distribution Support Agreement, which provides that in certain circumstances where the Company’s cash distributions exceed the Company’s modified funds from operations, CFI will purchase up to $5.0 million of Class I shares (including the $2.0 million of shares purchased in order to satisfy the Minimum Offering Requirement) at the then current offering price per Class I share net of dealer manager fees to provide additional cash to support distributions to the Company’s stockholders.

Sponsor Support

The Company’s sponsor, CFI, is a Delaware limited liability company and an affiliate of CFLP. CFI will pay a portion of selling commissions and all of the dealer manager fees, up to a total of 4% of gross offering proceeds from the sale of Class A shares and Class T shares, as well as 1.5% of gross offering proceeds from the sale of Class I shares, incurred in connection with the Offering. The Company will reimburse such expenses (i) immediately prior to or upon the occurrence of a liquidity event, including (A) the listing of the Company’s common stock on a national securities exchange or (B) a merger, consolidation or a sale of substantially all of the Company’s assets or any similar transaction or any transaction pursuant to which a majority of the Company’s board of directors then in office are replaced or removed, or (ii) upon the termination of the Advisory Agreement by the Company or by the Advisor. In each such case, the Company only will reimburse CFI after the Company has fully invested the proceeds from the Offering and the Company’s stockholders have received, or are deemed to have received, in the aggregate, cumulative distributions equal to their invested capital plus a 6% cumulative, non-compounded annual pre-tax return on such invested capital. As of December 31, 2019, CFI has paid Sponsor Support totaling $4,675,394.

Note 10 - Variable Interest Entities

As of December 31, 2019 and December 31, 2018, certain VIEs have been identified in which the Company has determined itself to be the primary beneficiary, because the Company did have a significant variable interest in and control over the VIEs. Therefore, the Company has consolidated the VIEs. The Company’s maximum exposure to loss from its interest in an unconsolidated VIE as of December 31, 2018 was $13,047,225, related to its investment in a real estate-related asset, the DST.

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

Note 12 – Commitments and Contingencies

As of December 31, 2019 and December 31, 2018, the Company was not subject to litigation nor was the Company aware of any material litigation pending against it. The Company has entered into customary guaranty agreements (the “Guaranty Agreements”) in connection with the financing of certain specific investments, including the acquisition of the GR Property, the FM Property, the Buchannan Property and the CO Property, as further described in Note 7 — Loans Payable. Pursuant to the Guaranty Agreements, the Company has guaranteed any losses or liabilities that the lenders may incur as a result of the occurrence of certain enumerated bad acts as defined in the Guaranty Agreements. The Company has also guaranteed the repayment of obligations and indebtedness due to the lenders upon the occurrence of certain enumerated events as defined in the Guaranty Agreements. Additionally, in regards to the GR Property, the FM Property, the Buchannan Property and the CO Property, the Company has also agreed to indemnify the lenders against certain environmental liabilities.

As of December 31, 2019, the Company’s liability under these arrangements is not quantifiable and the potential for the Company to be required to make payments under the Guaranty Agreements is remote.  Accordingly, no contingent liability is recorded in the Company’s consolidated balance sheet for these arrangements.

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

Additionally, the full extent of the impact and effects of the recent outbreak of the coronavirus (COVID-19) on the future financial performance of the Company, as a whole, and, specifically, on its investments, lessees of real estate properties owned and borrowers on its loan and preferred equity interests, are uncertain at this time. The impact will depend on future developments, including, among other factors, the duration and spread of the outbreak, along with related travel advisories and restrictions, the recovery time of the disrupted supply chains, the consequential staff shortages, and production delays, and the uncertainty with respect to the accessibility of additional liquidity or to the capital markets. All potential factors which are uncertain, not reasonably quantifiable, nor estimable at the time of this filing.

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

The following describes the methods the Company uses to estimate the fair value of the Company’s financial assets and liabilities:

Investments in real estate-related assets — The fair value is estimated by discounting the expected cash inflows and outflows based on the market interest and preferred return rates for similar loans and preferred equity investments to the Company’s investments in the Pennsylvania SPE and Illinois SPE, which the Company believes to be equal to the contractual rates as of the measurement date. The Company determined that the market interest rate for the Illinois SPE and the market preferred return rate for the Pennsylvania SPE as of December 31, 2019 were equal to their contractual rates. As of December 31, 2019 and December 31, 2018, the estimated fair value of the Company’s Investments in real estate-related assets was $25,615,522 and $17,114,511 respectively. The Company has not elected the fair value option to account for its Investments in real estate-related assets.

Loans payable — The fair value is estimated by discounting the expected cash flows based on estimated borrowing rates available to the Company as of the measurement date. The current period liabilities’ carrying and fair values exclude net deferred financing costs. These financial instruments are valued using Level 2 inputs. As of December 31, 2019 and December 31, 2018, the estimated fair value of the Company’s loans payable was $86,783,363 and $51,715,699, respectively (excluding deferred financing costs). The Company has not elected the fair value option, and as such has accounted for its debt using the amortized cost method.

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

RODIN GLOBAL PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 – Subsequent Events

Status of the Offering

As of March 17, 2020, the Company had sold an aggregate of 5,739,627 shares of its common stock (consisting of 3,289,534 Class A shares, 1,385,512 Class T shares, and 1,064,281 Class I shares) in the Offering resulting in net proceeds of $141,660,287 to the Company as payment for such shares.

Distributions

On February 13, 2020, the Company’s board of directors authorized, and the Company declared, distributions for the period from February 15, 2020 to May 14, 2020, in an amount equal to $0.004253787 per day (or approximately $1.55 on an annual basis) per Class A share, Class I share and Class T share, less, for holders of Class T shares, the distribution fees that are payable with respect to Class T shares. The distributions are payable by the 5th business day following each month end to stockholders of record at the close of business each day during the prior month.