Form 10-Q
period 2020-03-31
RODIN GLOBAL PROPERTY TRUST, INC.
filed 2020-05-13
CIK 1666244

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

(Registrant’s telephone number, including area code) (212) 938-5000

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

The aggregate market value of the common stock held by non-affiliates of the Registrant: No established market exists for the Registrant’s common stock. As of May 11, 2020, the registrant had 3,397,458 Class A shares, 1,127,957 Class I shares and 1,412,819 Class T shares of $0.01 par value common stock outstanding.

RODIN GLOBAL PROPERTY TRUST, INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

RODIN GLOBAL PROPERTY TRUST, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2020	December 31, 2019
Assets
Investment in real estate, net of accumulated depreciation of $5,354,476 and $4,275,639, respectively	$158,026,562	$159,105,399
Cash and cash equivalents	27,976,366	17,305,001
Investments in real estate-related assets	24,400,000	24,400,000
Intangible assets, net of accumulated amortization of $2,435,335 and $1,876,930, respectively	20,251,330	20,809,735
Deferred rent receivable	1,369,292	1,225,863
Prepaid expenses and other assets	474,034	461,251
Due from related party	314,231	49,910
Accrued preferred return receivable	79,900	—
Accrued income from mezzanine loan investment	71,690	—
Stock subscriptions receivable	—	261,038
Total assets	$232,963,405	$223,618,197
Liabilities and Equity
Liabilities
Loans payable, net of deferred financing costs of $822,460 and $841,615, respectively	$83,322,724	$83,303,569
Intangible liabilities, net of accumulated amortization of $628,546 and $416,574, respectively	8,436,770	8,648,742
Due to related parties	2,008,823	2,057,181
Distributions payable	721,496	668,092
Deferred revenue	547,499	561,056
Accrued interest payable	273,200	273,200
Restricted reserves	252,058	33,124
Accounts payable and accrued expenses	167,458	16,384
Total liabilities	95,730,028	95,561,348
Stockholders' equity
Controlling interest
Preferred stock, $0.01 par value per share, 50,000,000 shares authorized, and 0 issued and outstanding at March 31, 2020 and December 31, 2019, respectively	—	—
Class A common stock, $0.01 par value per share, 160,000,000 shares authorized, and 3,309,835 and 3,158,796 issued and outstanding at March 31, 2020 and December 31, 2019, respectively	33,098	31,580
Class T common stock, $0.01 par value per share, 200,000,000 shares authorized, and 1,392,733 and 1,327,819 issued and outstanding at March 31, 2020 and December 31, 2019, respectively	13,927	13,278
Class I common stock, $0.01 par value per share, 40,000,000 shares authorized, and 1,072,644 and 853,734 issued and outstanding at March 31, 2020 and December 31, 2019, respectively	10,726	8,537
Additional paid-in capital	146,252,800	135,507,823
Accumulated deficit and cumulative distributions	(12,100,823)	(10,543,287)
Total controlling interest	134,209,728	125,017,931
Non-controlling interests in subsidiaries	3,023,649	3,038,918
Total stockholders' equity	137,233,377	128,056,849
Total liabilities and stockholders' equity	$232,963,405	$223,618,197

See accompanying notes to consolidated financial statements

RODIN GLOBAL PROPERTY TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months
	Ended March 31,
	2020	2019
Revenues:
Rental revenues	$3,069,547	$1,923,220
Preferred return income	234,546	—
Income from mezzanine loan investment	250,242	—
Tenant reimbursement income	421,159	375,913
Total revenues	3,975,494	2,299,133
Operating expenses (income):
General and administrative expenses	54,765	143,228
Depreciation and amortization	1,629,668	986,152
Management fees	422,755	527,774
Property operating expenses	432,964	375,913
Total operating expenses	2,540,152	2,033,067
Other income (expense):
Income from investments in real estate-related assets	—	378,318
Interest income	46,084	20,507
Interest expense	(979,350)	(614,234)
Total other income (expense)	(933,266)	(215,409)
Net income (loss)	$502,076	$50,657
Net income (loss) attributable to non-controlling interest	1,231	—
Net income (loss) attributable to common stockholders	$500,845	$50,657
Weighted average shares outstanding	5,536,492	3,738,367
Net income (loss) per common share - basic and diluted	$0.09	$0.01

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

See accompanying notes to consolidated financial statements

RODIN GLOBAL PROPERTY TRUST, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

	Stockholders' Equity
								Accumulated
	Common Stock						Additional	Deficit and	Non-
	Class A		Class T		Class I		Paid-In	Cumulative	controlling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Distributions	interest	Equity
Balance as of January 1, 2020	3,158,796	$31,580	1,327,819	$13,278	853,734	$8,537	$135,507,823	$(10,543,287)	$3,038,918	$128,056,849
Common stock	150,441	1,512	66,220	662	215,102	2,151	11,035,494	—	—	11,039,819
Common stock repurchased	(17,256)	(173)	(8,028)	(80)	—	—	(620,406)	—	—	(620,659)
Distribution reinvestment	17,854	179	6,722	67	3,808	38	711,122	—	—	711,406
Offering costs, commissions and fees	—	—	—	—	—	—	(381,233)	—	—	(381,233)
Net income (loss)	—	—	—	—	—	—	—	500,845	1,231	502,076
Distributions declared on common stock	—	—	—	—	—	—	—	(2,058,381)	—	(2,058,381)
Acquired non-controlling interests	—	—	—	—	—	—	—	—	(16,500)	(16,500)
Balance as of March 31, 2020	3,309,835	$33,098	1,392,733	$13,927	1,072,644	$10,726	$146,252,800	$(12,100,823)	$3,023,649	$137,233,377

See accompanying notes to consolidated financial statements

RODIN GLOBAL PROPERTY TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months
	Ended March 31,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$502,076	$50,657
Adjustments to reconcile net income (loss) to net cash provided by/(used in) operating activities:
Depreciation and amortization	1,648,823	1,000,580
Gains from investments in real estate-related assets	—	(378,318)
Amortization of above-market lease intangibles	7,574	8,664
Amortization of below-market lease intangibles	(211,972)	(73,075)
Changes in assets and liabilities:
Proceeds from investments in real estate-related assets	—	285,349
(Increase) in deferred rent receivable	(143,429)	(120,545)
(Increase) in accrued preferred return receivable	(79,900)	—
(Increase) in accrued income from mezzanine loan investment	(71,690)	—
(Increase) in prepaid expenses and other assets	(12,783)	(94,360)
(Increase) in due from related party	(275,464)	—
(Decrease) in due to related parties	(143,389)	(1,011,599)
(Decrease)/increase in deferred revenue	(13,557)	43,240
Increase/(decrease) in restricted reserves	218,934	(39,062)
Increase/(decrease) in accounts payable and accrued expenses	5,821	(3,357)
Net cash provided by/(used in) operating activities	1,431,044	(331,826)
Cash flows from investing activities:
Purchase of interest in real estate-related assets	—	(17,080,113)
Cash used in investing activities	—	(17,080,113)
Cash flows from financing activities:
Proceeds from issuance of common stock, net	11,171,051	13,468,795
Distributions	(1,293,571)	(828,207)
Payments from redemptions of common stock	(620,659)	—
Non-controlling interest distributions	(16,500)	—
Net cash provided by financing activities	9,240,321	12,640,588
Net increase/(decrease) in cash and cash equivalents	10,671,365	(4,771,351)
Cash and cash equivalents, at beginning of period	17,305,001	14,046,766
Cash and cash equivalents, at end of period	$27,976,366	$9,275,415
Supplemental disclosure of cash flow information:
Cash paid for interest	$960,195	$603,374
Non-cash investing and financing activities:
Distribution reinvestment	$711,406	$468,426
Distributions payable	$53,404	$72,129

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

On February 2, 2016, the Company was capitalized with a $200,001 investment by the Company’s sponsor, Cantor Fitzgerald Investors, LLC (“CFI”) through the purchase of 8,180 Class A shares. In addition, a wholly owned subsidiary of CFI, Rodin Global Property Trust OP Holdings, LLC (the “Special Unit Holder”), has invested $1,000 in the Operating Partnership and has been issued a special class of limited partnership units (“Special Units”), which is recorded as a non-controlling interest on the consolidated balance sheet as of March 31, 2020. The Company has registered with the Securities and Exchange Commission (“SEC”) an offering of up to $1.25 billion in shares of common stock, consisting of up to $1.0 billion in shares in the Company’s primary offering (the “Primary Offering”) and up to $250 million in shares pursuant to its distribution reinvestment plan (the “DRP”, and together with the Primary Offering, the “Offering”). On May 18, 2017, the Company satisfied the minimum offering requirement as a result of CFI’s purchase of $2.0 million in Class I shares (the “Minimum Offering Requirement”).

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

As of March 31, 2020, the Company owned the following investments:

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

The Company evaluates all of its investments in real estate-related assets to determine if they are VIEs utilizing judgments and estimates that are inherently subjective. If different judgments or estimates were used for these evaluations, it could result in differing conclusions as to whether or not an entity is a VIE and whether or not to consolidate such entity. As of March 31, 2020 and December 31, 2019, the Company concluded that it had investments in VIEs, and because the Company was the primary beneficiary, it consolidated the entities. Refer to Note 10 — Variable Interest Entities for additional information.

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

Deferred Rent Receivable

Deferred rent receivable represents rent earned in excess of rent received as a result of straight-lining rents over the terms of the leases on the FM Property, the CO Property, the Lewisville Property, the SF Property, the Buchanan Property and the DST in accordance with ASC Topic 842, Leases. As of March 31, 2020 and December 31, 2019, Deferred rent receivable was $1,369,292 and $1,225,863, respectively.

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

RODIN GLOBAL PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate assets may not be recoverable. Impairment indicators that the Company considers include, but are not limited to, bankruptcy or other credit concerns of a property’s major tenant, such as a history of late payments, rental concessions and other factors, a significant decrease in a property’s revenues due to lease terminations, vacancies, co-tenancy clauses, reduced lease rates or other circumstances. When indicators of potential impairment are present, the Company assesses the recoverability of the assets by determining whether the carrying amount of the assets will be recovered through the undiscounted future cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying amount, the Company will adjust the real estate assets to their respective fair values and recognize an impairment loss. Generally, fair value is determined using a discounted cash flow analysis and recent comparable sales transactions. No impairment losses were recorded during the three months ended March 31, 2020 or March 31, 2019 after the Company assessed the recoverability of its assets. As of March 31, 2020 and December 31, 2019, no impairment losses have been identified.

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

Income recognition is suspended for a mezzanine loan investment at the earlier of the date at which payments become 90-days past due or when, in the opinion of management, a full recovery of income and principal becomes doubtful. When the ultimate collectability of the principal of an impaired mezzanine loan investment is in doubt, all payments are applied to principal under the cost recovery method. When the ultimate collectability of the principal of an impaired mezzanine loan investment is not in doubt, contractual income from mezzanine loan is recorded as income from mezzanine loan when received, under the cash basis method until an accrual is resumed when the mezzanine loan investment becomes contractually current and performance is demonstrated to be resumed. A mezzanine loan investment is written off when it is no longer realizable and/or legally discharged. No impairment losses were recorded during the three months ended March 31, 2020 or March 31, 2019 after the Company assessed the recoverability of its assets. As of March 31, 2020 and December 31, 2019, no impairment losses have been identified.

Preferred Equity Investment

The Company has made a preferred equity investment in the Pennsylvania SPE, an entity that holds commercial real estate. Preferred equity investments are generally intended to be held to maturity and, accordingly, are carried at cost, net of unamortized fees, premium, discount and unfunded commitments. Preferred Equity investments that are deemed to be impaired are carried at amortized cost less a loss reserve, if deemed appropriate. Preferred equity investments where we do not have the intent to hold the investment for the foreseeable future or until its expected payoff are classified as held for sale and recorded at the lower of cost or estimated value.

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

Income recognition is suspended for a preferred equity investment at the earlier of the date at which payments become 90-days past due or when, in the opinion of management, a full recovery of income and principal becomes doubtful. When the ultimate collectability of the principal of an impaired preferred equity investment is in doubt, all payments are applied to principal under the cost recovery method. When the ultimate collectability of the principal of an impaired preferred equity investment is not in doubt, contractual preferred return income is recorded as preferred return income when received, under the cash basis method until an accrual is resumed when the preferred return investment becomes contractually current and performance is demonstrated to be resumed. A preferred return investment is written off when it is no longer realizable and/or legally discharged. No impairment losses were recorded during the three months ended March 31, 2020 or March 31, 2019 after the Company assessed the recoverability of its assets. As of March 31, 2020 and December 31, 2019, no impairment losses have been identified.

Deferred Financing Costs

Costs incurred in connection with obtaining financing are capitalized and amortized over the term of the related loan on a straight-line basis, which approximates the effective interest method. The carrying value of the deferred financing costs at March 31, 2020 and December 31, 2019 was $822,460 and $841,615, respectively, which is net of accumulated amortization of  $100,336 and $81,181, respectively, and recorded as an offset to the related debt. For the three months ended March 31, 2020 and March 31, 2019, amortization of deferred financing costs was $19,155 and $10,860, respectively, and is included in Interest expense on the accompanying consolidated statements of operations.

Revenue Recognition

Rental revenue is recognized on a straight-line basis over the life of the respective leases.

Preferred return income from the Company’s preferred equity investment is recognized when earned and accrued based on the outstanding investment balance.

Income from mezzanine loan investment is recognized when earned and accrued based on the outstanding loan balance.

Stock Subscriptions Receivable

As prescribed by ASC Topic 505, Equity, Stock subscriptions receivable represent the purchase of common stock for which the Company has not yet received payment from the purchaser. As of March 31, 2020 and December 31, 2019, Stock subscriptions receivable were $0 and $261,038, respectively. The amounts of outstanding Stock subscriptions receivable as of December 31, 2019 were received by the Company during January 2020.

Due from Related Party

Due from related party includes amounts owed to the Company by CFI pursuant to the terms of the sponsor support agreement for the reimbursement of selling commissions and dealer manager fees, as well as other amounts due from the Advisor, which at March 31, 2020 and December 31, 2019 was $314,231 and $49,910, respectively. The amount of Sponsor Support (as defined below in Note 9 – Related Party Transactions) outstanding at March 31, 2020 was received by the Company during April 2020.

RODIN GLOBAL PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Deferred Revenue

Deferred revenue represents unearned rent received in advance from tenants at certain of the Company’s properties, which at March 31, 2020 and December 31, 2019 was $547,499 and $561,056, respectively.

Restricted Reserves

Restricted reserves is comprised of amounts received from tenants at certain of the Company’s properties for recoverable property operating expenses to be paid by the Company on behalf of the tenants, pursuant to the terms of the respective net lease arrangements, which at March 31, 2020 and December 31, 2019 was $252,058 and $33,124, respectively.

Tenant Reimbursement Income

Certain property operating expenses, including real estate taxes and insurance, among others, are paid by the Company and are reimbursed by the tenants of the Company’s properties pursuant to the terms of the respective net leases. These reimbursements are reflected as Tenant reimbursement income in the accompanying consolidated statements of operations, which, for the three months ended March 31, 2020 and March 31, 2019 was $421,159 and $375,913, respectively.

Property Operating Expenses

Certain property operating expenses, including real estate taxes and insurance, among others, are paid by the Company and may be reimbursed by the tenants of the Company’s properties pursuant to the terms of the respective net leases. These expenses incurred are reflected as Property operating expenses in the accompanying consolidated statements of operations, which for the three months ended March 31, 2020 and March 31, 2019 was $432,964 and $375,913, respectively.

Due to Related Parties

Due to related parties is comprised of amounts contractually owed by the Company for various services provided to the Company from related parties, which at March 31, 2020 and December 31, 2019 was $2,008,823 and $2,057,181, respectively (See Note 9 – Related Party Transactions).

Organization and Offering Costs

The Advisor has agreed to pay, on behalf of the Company, all organizational and offering costs (including legal, accounting, and other costs attributable to the Company’s organization and offering, but excluding upfront selling commissions, dealer manager fees and distribution fees) (“O&O Costs”) through the first anniversary of the date on which the Company satisfied the Minimum Offering Requirement, which was May 18, 2018 (the “Escrow Break Anniversary”). After the Escrow Break Anniversary, the Advisor, in its sole discretion, may pay some or all of the additional O&O Costs incurred, but is not required to do so. To the extent the Advisor pays such additional O&O Costs, the Company is obligated to reimburse the Advisor subject to the 1% Cap (as defined below). Following the Escrow Break Anniversary, the Company began reimbursing the Advisor for payment of O&O Costs on a monthly basis, which will continue through the period ended May 18, 2021; provided, however, that the Company will not be obligated to pay any amounts that as a result of such payment would cause the aggregate payments for O&O Costs (less selling commissions, dealer manager fees and distribution fees) paid to the Advisor to exceed 1% of gross proceeds of the Offering (the “1% Cap”), as of such payment date. Any amounts not reimbursed in any period shall be included in determining any reimbursement liability for a subsequent period. As of March 31, 2020, the Advisor has continued to pay all O&O Costs on behalf of the Company.

As of March 31, 2020 and December 31, 2019, the Advisor has incurred O&O Costs on the Company’s behalf of $9,659,293 and $8,613,586, respectively. As of March 31, 2020 and December 31, 2019, the Company is obligated to reimburse the Advisor for O&O Costs in the amount of $747,070 and $789,661, respectively, which is included within Due to related parties in the accompanying consolidated balance sheets. As of March 31, 2020 and December 31, 2019, organizational costs of $90,676 and $90,232, respectively, were expensed and offering costs of $1,398,065 and $1,287,203, respectively, were charged to stockholders’ equity. As of March 31, 2020 and December 31, 2019, the Company has made reimbursement payments of $741,671 and $587,774, respectively, to the Advisor for O&O Costs incurred.

RODIN GLOBAL PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Income Taxes

The Company has elected and qualified to be taxed as a REIT under the Internal Revenue Code of 1986, as amended. Accordingly, the Company generally will not be subject to U.S. federal income tax to the extent of its distributions to stockholders and as long as certain asset, income, share ownership, minimum distribution and other requirements are met. To qualify as a REIT, the Company must annually distribute at least 90% of its REIT taxable income to its stockholders and meet certain other requirements. Under certain circumstances, federal income and excise taxes may be due on its undistributed taxable income. The Company may also be subject to certain state and local taxes. If the Company fails to meet these requirements, it will be subject to U.S. federal income tax, which could have a material adverse impact on its results of operations and amounts available for distributions to its stockholders.

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

Earnings Per Share

Basic net income (loss) per share of common stock is determined by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is determined by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period, including common stock equivalents. As of March 31, 2020 and December 31, 2019, there were no material common stock equivalents that would have a dilutive effect on net income (loss) per share for common stockholders. All classes of common stock are allocated net income (loss) at the same rate per share.

For the three months ended March 31, 2020 and March 31, 2019, basic and diluted net income per share was $0.09 and $0.01, respectively.

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

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. The guidance is part of the FASB’s disclosure framework project, whose objective and primary focus are to improve the effectiveness of disclosures in the notes to financial statements. The ASU eliminates, amends and adds certain disclosure requirements for fair value measurements. The FASB concluded that these changes improve the overall usefulness of the footnote disclosures for financial statement users and reduce costs for preparers. The new standard will become effective for the Company beginning January 1, 2020 and early adoption is permitted for eliminated and modified fair value measurement disclosures. Certain disclosures are required to be applied prospectively and other disclosures need to be adopted retrospectively in the period of adoption. As permitted by the transition guidance in the ASU, the Company early adopted, eliminated and modified disclosure requirements as of September 30, 2018. The early adoption of this guidance did not have an impact on the Company’s unaudited consolidated financial statements. The additional disclosure requirements were adopted by the Company beginning January 1, 2020, and the adoption of these fair value measurement disclosures did not have an impact on the Company’s unaudited consolidated financial statements. See Note 13 — Fair Value Measurements for additional information.

RODIN GLOBAL PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In October 2018, the FASB issued ASU No. 2018-17, Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities. The guidance was issued in response to stakeholders’ observations that Topic 810, Consolidation, could be improved in the areas of applying the VIE guidance to private companies under common control and in considering indirect interests held through related parties under common control for determining whether fees paid to decision makers and service providers are variable interests. The Company adopted the standard on its effective date beginning January 1, 2020. The adoption of this guidance did not have a material impact on the Company’s unaudited consolidated financial statements.

In July 2019, the FASB issued ASU No. 2019-07, Codification Updates to SEC Sections—Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 33-10532, Disclosure Update and Simplification, and Nos. 33-10231 and 33-10442, Investment Company Reporting Modernization, and Miscellaneous Updates. The guidance clarifies or improves the disclosure and presentation requirements of a variety of codification topics by aligning them with already effective SEC rules, thereby eliminating redundancies and making the codification easier to apply. This ASU was effective upon issuance, and it did not have a material impact on the Company’s unaudited consolidated financial statements and related disclosures.

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

RODIN GLOBAL PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In January 2020, the FASB issued ASU No. 2020-01, Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint  Ventures (Topic 323), and Derivatives and Hedging (Topic 815)—Clarifying the Interactions between Topic 321, Topic 323, and Topic 815 (a consensus of the FASB Emerging Issues Task Force). These amendments improve current guidance by reducing diversity in practice and increasing comparability of the accounting for the interactions between these codification topics as they pertain to certain equity securities, investments under the equity method of accounting and forward contracts or purchased options to purchase securities that, upon settlement of the forward contract or exercise of the purchased option, would be accounted for under the equity method of accounting or the fair value option. The new standard will become effective for the Company beginning January 1, 2022 and will be applied prospectively. Early adoption is permitted. Management is currently evaluating the impact of the new guidance on the Company’s unaudited consolidated financial statements.

In March 2020, the FASB issued ASU No. 2020-03, Codification Improvements to Financial Instruments. This ASU which makes narrow-scope amendments related to various aspects pertaining to financial instruments and related disclosures by clarifying or improving the Codification. Certain guidance will become effective for the Company for annual periods beginning January 1, 2020, while the guidance related to credit losses will be effective for the Company on January 1, 2023. Early adoption is permitted. Management is currently evaluating the impact of the new guidance on the Company’s unaudited consolidated financial statements.

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The guidance is designed to provide relief from the accounting analysis and impacts that may otherwise be required for modifications to agreements (e.g., loans, debt securities, derivatives, and borrowings) necessitated by reference rate reform as entities transition away from LIBOR and other interbank offered rates to alternative reference rates. This ASU also provides optional expedients to enable companies to continue to apply hedge accounting to certain hedging relationships impacted by reference rate reform. Application of the guidance is optional and only available in certain situations. The ASU is effective upon issuance and generally can be applied through December 31, 2022. Management is currently evaluating the impact of the new guidance on the Company’s unaudited consolidated financial statements.

Note 3 – Investment in Real Estate

Investment in real estate, net consisted of the following at March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
Building and building improvements	$140,185,153	$140,185,153
Land	23,195,885	23,195,885
Total	163,381,038	163,381,038
Accumulated depreciation	(5,354,476)	(4,275,639)
Investment in real estate, net	$158,026,562	$159,105,399

RODIN GLOBAL PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of March 31, 2020, the Company owned interests in 13 real properties as described below:

Portfolio	Ownership Percentage	Location	Number of Properties	Square Feet	Remaining Lease Term(1)	Annualized Rental Income(2)	Acquisition Date	Purchase Price(3)
Walgreens Grand Rapids ("GR Property")	100%	Grand Rapids, MI	1	14,552	12.3 years	$500,000	July 2017	$7,936,508
CF Net Lease Portfolio IV DST ("DST Properties")	100%	Various	7	103,537	11.6 years	$2,323,749	September 2017	$35,706,642
Daimler Trucks North America Office Building ("FM Property")	100%	Fort Mill, SC	1	150,164	8.7 years	$2,670,638	February 2018	$40,000,000
Alliance Data Systems Office Building ("CO Property")	100%	Columbus, OH	1	241,493	12.4 years	$3,362,844	July 2018	$46,950,000
Hoya Optical Labs of America ("Lewisville Property")	100%	Lewisville, TX	1	89,473	8.2 years	$937,060	November 2018	$14,120,000
Williams Sonoma Office Building ("SF Property")	75%	San Francisco, CA	1	13,907	1.7 years	$582,860	September 2019	$11,600,000
Martin Brower Industrial Buildings ("Buchanan Property")	100%	Phoenix, AZ	1	93,302	11.9 years	$1,083,444	November 2019	$17,300,000

(1)	Reflects number of years remaining until the tenant’s first termination option.
(2)	Reflects the average annualized rental income for the lease.
(3)	Reflects the contract purchase price at 100% ownership as opposed to adjusted for current ownership percentage as applicable.

As of March 31, 2020, all of the Company’s properties were 100% leased and occupied.

Note 4 - Intangibles

The amortization of acquired above-market and/or below-market leases is recorded as an adjustment to Rental revenue on the consolidated statements of operations. For the three months ended March 31, 2020 and March 31, 2019, the net amount of such amortization was included as an increase to rental income of $204,398 and $64,411, respectively.

The amortization of in-place leases is recorded as an adjustment to Depreciation and amortization expense on the consolidated statements of operations. For the three months ended March 31, 2020 and March 31, 2019, the net amount of such amortization was $550,831 and $262,380, respectively.

RODIN GLOBAL PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of March 31, 2020 and December 31, 2019, the gross carrying amount and accumulated amortization of the Company’s intangible assets consisted of the following:

	March 31, 2020	December 31, 2019
Intangible assets:
In-place lease intangibles	$22,234,766	$22,234,766
Above-market lease intangibles	451,899	451,899
Total intangible assets	22,686,665	22,686,665
Accumulated amortization:
In-place lease amortization	(2,353,286)	(1,802,455)
Above-market lease amortization	(82,049)	(74,475)
Total accumulated amortization	(2,435,335)	(1,876,930)
Intangible assets, net	$20,251,330	$20,809,735

The estimated future amortization on the Company’s intangible assets for each of the next five years and thereafter as of March 31, 2020 is as follows:

Year	In-place Lease Intangibles	Above-market Lease Intangibles	Total
2020 (remaining)	$1,652,491	$22,721	$1,675,212
2021	2,203,322	30,295	2,233,617
2022	1,757,989	30,295	1,788,284
2023	1,757,989	30,295	1,788,284
2024	1,757,989	30,295	1,788,284
Thereafter	10,751,700	225,949	10,977,649
	$19,881,480	$369,850	$20,251,330

As of March 31, 2020 and December 31, 2019, the gross carrying amount and accumulated amortization of the Company’s Intangible liabilities consisted of the following:

	March 31, 2020	December 31, 2019
Intangible liabilities:
Below-market lease intangibles	$9,065,316	$9,065,316
Accumulated amortization:
Below-market lease amortization	(628,546)	(416,574)
Intangible liabilities, net	$8,436,770	$8,648,742

The estimated future amortization on the Company’s intangible liabilities for each of the next five years and thereafter as of March 31, 2020 is as follows:

Year	Below-market Lease Intangibles
2020 (remaining)	$635,915
2021	847,890
2022	687,001
2023	687,001
2024	687,001
Thereafter	4,891,962
$8,436,770

RODIN GLOBAL PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 5 - Five Year Minimum Rental Payments

The estimated future minimum rents the Company expects to receive for the GR Property, FM Property, CO Property, Lewisville Property, the DST Properties, SF Property, and the Buchanan Property for each of the next five years and thereafter through the end of the primary term as of March 31, 2020 is as follows:

Year	GR Property	FM Property	CO Property	Lewisville Property	DST Properties	SF Property	Buchanan Property	Total
2020 (remaining)	375,000	1,881,930	2,389,934	666,941	1,646,968	439,555	776,143	8,176,471
2021	500,000	2,560,296	3,216,864	915,933	2,209,683	586,073	1,034,857	11,023,706
2022	500,000	2,611,352	3,251,284	915,933	2,305,756	—	1,034,857	10,619,182
2023	500,000	2,663,909	3,286,073	943,411	2,305,756	—	1,075,458	10,774,607
2024	500,000	2,716,467	3,321,234	943,411	2,305,756	—	1,079,150	10,866,018
Thereafter	4,250,000	11,419,972	26,929,125	3,415,571	16,664,853	—	8,017,615	70,697,136
Total	$6,625,000	$23,853,926	$42,394,514	$7,801,200	$27,438,772	$1,025,628	$13,018,080	$122,157,120

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

The Pennsylvania SPE entered into a joint venture agreement (the “Pennsylvania JV”) with a subsidiary of USRA Net Lease III Capital Corp (“USRA”). The Company and CFI, by and through the Pennsylvania SPE, invested $11,805,000 of capital in the Pennsylvania JV. The Pennsylvania JV is the sole member of an entity that purchased the PA Property for a purchase price of $117,050,000. The acquisition of the PA Property was also financed by a mortgage loan in the amount of $76,732,500 (the “PA Mortgage Loan”) provided by Goldman Sachs Mortgage Company (the “PA Mortgage Lender”). In connection with entering into the Pennsylvania JV, CF Real Estate Holdings, LLC, an affiliate of CFI (“CFREH”), entered into a Back-Up Indemnification Agreement (the “CFREH Indemnification Agreement”) with USRA, whereby CFREH agreed to indemnify USRA and certain of its affiliates from certain claims that may be asserted by the PA Mortgage Lender to the extent that such claims are caused by CFREH, the Pennsylvania SPE, or any of their affiliates.

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

Subsequent to January 2, 2019, the Company purchased additional membership interests in the Pennsylvania SPE from CFI totaling $7,025,647, bringing the Company’s total investment in the Pennsylvania SPE to $11,805,000. As of March 31, 2020, the Company’s interest in the Pennsylvania SPE was 100%. Accordingly, on December 24, 2019, the Company entered into a Back-Up Indemnification Agreement, whereby the Company assumed all of the past, present and future obligations and liabilities of CFREH under the CFREH Indemnification Agreement, and CFREH was released of such obligations. As of the date hereof, there are no outstanding claims or obligations under the CFREH Indemnification Agreement.

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

Subsequent to January 2, 2019, the Company purchased additional membership interests in the Illinois SPE from CFI totaling $7,495,810, bringing the Company’s total investment in the Illinois SPE to $12,595,000. As of March 31, 2020, the Company’s interest in the Illinois SPE was 100%. Subject to the limitations in the Company’s charter, the purchase price for any membership interests purchased from CFI was equal to CFI’s purchase price in exchange for such membership interests.

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

The results of operations for the Company’s investments in real estate-related assets for the three months ended March 31, 2020 and March 31, 2019 are summarized below:

	For the Three Months Ended March 31,
DST Properties(2)	2020	2019
Revenues	$580,937	$580,937
Operating expenses	(318,357)	(210,410)
Other expenses, net	(261,171)	(258,301)
Net income (loss)	$1,409	$112,226

Net income (loss) attributable to the Company(1)	$—	$96,176

	For the Three Months Ended March 31,
Pennsylvania SPE(3)	2020	2019
Revenues	$234,546	$226,180
Operating expenses	(120)	—
Other expenses, net	1,029	—
Net income (loss)	$235,455	$226,180

Net income (loss) attributable to the Company(1)	$—	$136,438

	For the Three Months Ended March 31,
Illinois SPE(4)	2020	2019
Revenues	$250,242	$241,317
Operating expenses	(120)	—
Other expenses, net	1,093	—
Net income (loss)	$251,215	$241,317

Net income (loss) attributable to the Company(1)	$—	$145,704

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

(2) Effective May 9, 2019, the Company has consolidated the DST, and has no longer accounted for its investment in the DST under the equity method of accounting. See Note 3 – Investment in Real Estate for additional information.

(3) Effective June 5, 2019, the Company has consolidated the Pennsylvania SPE, and has no longer accounted for its investment in the Pennsylvania SPE under the equity method of accounting.

(4) Effective October 29, 2019, the Company has consolidated the Illinois SPE, and has no longer accounted for its investment in the Pennsylvania SPE under the equity method of accounting.

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

As of March 31, 2020 and December 31, 2019, the Company’s Loans payable balance was $83,322,724 and $83,303,569, net of deferred financing costs, respectively. As of March 31, 2020 and December 31, 2019, deferred financing costs were $822,460 and $841,615, net of accumulated amortization of $100,336 and $81,181, respectively, which has been accounted for within Interest expense on the consolidated statements of operations.

RODIN GLOBAL PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Information on the Company’s Loans payable as of March 31, 2020 and December 31, 2019 is as follows:

Description	March 31, 2020
	GR Property	FM Property	CO Property	DST Properties	Buchanan Property	Total
Principal amount of loans	$4,500,000	$21,000,000	$26,550,000	$22,495,184	$9,600,000	$84,145,184
Less: Deferred financing costs, net of accumulated amortization of $100,336	(59,633)	(162,254)	(216,857)	(296,764)	(86,952)	(822,460)
Loans payable, net of deferred financing costs and amortization	$4,440,367	$20,837,746	$26,333,143	$22,198,420	$9,513,048	$83,322,724

Description	December 31, 2019
	GR Property	FM Property	CO Property	DST Properties	Buchanan Property	Total
Principal amount of loans	$4,500,000	$21,000,000	$26,550,000	$22,495,184	$9,600,000	$84,145,184
Less: Deferred financing costs, net of accumulated amortization of $81,181	(61,682)	(166,872)	(221,196)	(303,146)	(88,719)	(841,615)
Loans payable, net of deferred financing costs and amortization	$4,438,318	$20,833,128	$26,328,804	$22,192,038	$9,511,281	$83,303,569

For the three months ended March 31, 2020 and March 31, 2019, the Company incurred $960,195 and $603,374, respectively, of interest expense, which is included within Interest expense on the consolidated statements of operations. As of March 31, 2020 and December 31, 2019, $273,200 and $273,200 respectively, was unpaid and is recorded as accrued interest payable on the Company’s consolidated balance sheets. All of the unpaid interest expense accrued as of March 31, 2020 and December 31, 2019 was paid during April 2020 and January 2020, respectively.

Also included within Interest expense on the consolidated statements of operations is amortization of deferred financing costs, which, for the three months ended March 31, 2020 and March 31, 2019, was $19,155 and $10,860, respectively.

The following table presents the future principal payments due under the Company’s loan agreements as of March 31, 2020:

Year	Amount
2020 (remaining)	$—
2021	—
2022	—
2023	—
2024	—
Thereafter	84,145,184
Total	$84,145,184

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

RODIN GLOBAL PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of March 31, 2020, the Company’s total number of authorized common shares was 400,000,000, consisting of 160,000,000 of Class A authorized common shares, 200,000,000 of Class T authorized common shares and 40,000,000 of Class I authorized common shares. The Class A shares, Class T shares and Class I shares have identical rights and privileges, including identical voting rights, but have different upfront selling commissions and dealer manager fees and the Class T shares have an ongoing distribution fee. The per share amount of distributions on Class T shares is lower than the per share amount of distributions on Class A shares and Class I shares because of the on-going distribution fee that is payable with respect to Class T shares sold in the Primary Offering.

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

As of March 31, 2020, the Company had sold 5,767,032 shares of its common stock (consisting of 3,301,655 Class A shares, 1,392,733 Class T shares and 1,072,644 Class I shares) in the Offering for aggregate net proceeds of $142,289,961. As of December 31, 2019, the Company had sold 5,332,169 shares of its common stock (consisting of 3,150,616 Class A shares, 1,327,819 Class T shares and 853,734 Class I shares) in the Offering for aggregate net proceeds of $131,583,672.

On March 20, 2020, the Company filed a registration statement on Form S-11 with the SEC for a proposed second public offering (the “Follow-On Offering”). In the Follow-On Offering, the Company intends to offer up to $1 billion in shares of common stock in a primary offering on a best efforts basis and $250 million in shares of common stock to be issued pursued to a distribution reinvestment plan. Additionally, upon commencement of the Follow-On Offering, the Company intends to begin operating as a non-exchange traded perpetual-life REIT. On March 20, 2020, the Company’s board of directors extended the Offering until the effective date of the registration statement for the Follow-On Offering.

Distributions

The Company’s board of directors has authorized, and the Company has declared, distributions through August 14, 2020, in an amount equal to $0.004253787 per day per Class A share, Class I share and Class T share, less, for holders of Class T shares, the distribution fees that are payable with respect to Class T shares. The distributions are payable by the 5th business day following each month end to stockholders of record at the close of business each day during the prior month.

To ensure that the Company has sufficient funds to cover cash distributions authorized and declared during the Offering, the Company and CFI entered into a distribution support agreement, as amended (the “Distribution Support Agreement”). The terms of the agreement provide that in the event that cash distributions exceed modified funds from operations (“MFFO”), defined as a supplemental measure to reflect the operating performance of a non-traded REIT, for any calendar quarter through the termination of the Primary Offering, CFI shall purchase Class I shares from the Company in an amount equal to the distribution shortfall, up to $5 million (less the $2.0 million of shares purchased by CFI in order to satisfy the Minimum Offering Requirement). In addition to the shares purchased to satisfy the Minimum Offering Requirement, as of March 31, 2020, CFI has purchased $1,107,656 in Class I shares pursuant to the Distribution Support Agreement.

RODIN GLOBAL PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of March 31, 2020 and December 31, 2019, the Company has declared distributions of $12,203,015 and $10,144,642, respectively, of which $721,496 and $668,092, respectively, was unpaid as of the respective reporting dates and has been recorded as distributions payable on the accompanying consolidated balance sheets. All of the unpaid distributions as of March 31, 2020 and December 31, 2019 were paid during April 2020 and January 2020, respectively. As of March 31, 2020 and December 31, 2019, distributions reinvested pursuant to the Company’s DRP were $3,997,340 and $3,285,934, respectively.

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

As of March 31, 2020, the Company has received eligible repurchase requests for a total of 74,875 shares in the amount of $1,845,988. For the three months ended March 31, 2020, the Company repurchased 25,284 shares in the amount of $620,659.

Non-controlling Interest

Special Unit Holder

The Special Unit Holder has invested $1,000 in the Operating Partnership and has been issued a special class of limited partnership units as part of the overall consideration for the services to be provided by the Advisor. This investment has been recorded as a component of Non-controlling interests in subsidiaries on the consolidated balance sheets as of March 31, 2020 and December 31, 2019, respectively.

GSR Interest in the SF Property SPE

Based on the Company’s consolidation analysis, which was performed in accordance with ASC 810 as described in the “Variable Interest Entities” section of Note 2 — Summary of Significant Accounting Policies, management has determined that the Company is the primary beneficiary of the SF Property SPE. Accordingly, the Company has consolidated the SF Property SPE. As of March 31, 2020, the Company’s ownership interest in the SF Property SPE was 75%, and GSR’s interest was 25%. GSR’s total ownership interest of $3,022,649 has been recorded as a component of Non-controlling interests in subsidiaries on the Company’s unaudited consolidated balance sheet as of March 31, 2020.

Note 9 – Related Party Transactions

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

As of March 31, 2020 and December 31, 2019, the Advisor had incurred $9,659,293 and $8,613,586, respectively, of O&O Costs (other than upfront selling commissions, dealer manager fees and distribution fees) on behalf of the Company. The amount of the Company’s obligation is limited to the 1% Cap less any reimbursement payments made by the Company to the Advisor for O&O Costs incurred, which, at March 31, 2020 and December 31, 2019, is $747,070 and $789,661, respectively, and is included within Due to related parties in the accompanying consolidated balance sheets. As of March 31, 2020 and December 31, 2019, organizational costs of $90,676 and $90,232 were expensed and offering costs of $1,398,065 and $1,287,203 were charged to stockholders’ equity. As of March 31, 2020 and December 31, 2019, the Company has made reimbursement payments of $741,671 and $587,774, respectively, to the Advisor for O&O Costs incurred. As of March 31, 2020, the Advisor has continued to pay all O&O Costs on behalf of the Company.

Acquisition Expenses. The Company currently does not intend to pay the Advisor any acquisition fees in connection with making investments. The Company will, however, provide reimbursement of customary acquisition expenses (including expenses relating to potential investments that the Company does not close), such as legal fees and expenses (including fees of in-house counsel of affiliates and other affiliated service providers that provide resources to the Company), costs of due diligence (including, as necessary, updated appraisals, surveys and environmental site assessments), travel and communication expenses, accounting fees and expenses and other closing costs and miscellaneous expenses relating to the acquisition or origination of the Company’s investments. While most of the acquisition expenses are expected to be paid to third parties, a portion of the out-of-pocket acquisition expenses may be paid or reimbursed to the Advisor or its affiliates. The Advisor has not incurred any reimbursable acquisition expenses on behalf of the Company as of March 31, 2020.

Distribution Fees. Distribution fees are payable to the Dealer Manager with respect to the Company’s Class T shares only, all or a portion of which may be re-allowed by the Dealer Manager to participating broker-dealers. The distribution fees accrue daily and are calculated on outstanding Class T shares issued in the Primary Offering in an amount equal to 1.0% per annum of (i) the gross offering price per Class T share in the Primary Offering, or (ii) if the Company is no longer offering shares in a public offering, the most recently published per share NAV of Class T shares. The distribution fee is payable monthly in arrears and is paid on a continuous basis from year to year. During the three months ended March 31, 2020 and March 31, 2019, the Company paid distribution fees of $75,303 and $58,817, respectively. As of March 31, 2020 and December 31, 2019, the Company has incurred a liability of $903,545 and $919,819, respectively, which is included within Due to related parties on the consolidated balance sheets, $26,007 and $25,751, respectively, of which was due as of March 31, 2020 and December 31, 2019 and paid during April 2020 and January 2020, respectively.

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

For the three months ended March 31, 2020, and March 31, 2019, the Company incurred asset management fees of $386,411 and $501,698 respectively. The asset management fee related to the month of March 2020 of $134,054 is unpaid as of March 31, 2020 and has been included within Due to related parties on the consolidated balance sheet. The amount of asset management fees incurred by the Company during the applicable period is included in the calculation of the limitation of operating expenses pursuant to the 2%/25% Guidelines (as defined and described below).

Other Operating Expenses. Effective April 1, 2018, the Advisory Agreement (i) includes limitations with regards to the incurrence of and additional limitations on reimbursements of operating expenses and (ii) clarifies the reimbursement and expense timing and procedures, including potential reimbursement of unreimbursed operating expenses.

Pursuant to the terms of the Advisory Agreement, the Company is obligated to reimburse the Advisor for certain operating expenses. Beginning October 1, 2018, the Company was subject to the limitation that it generally may not reimburse the Advisor for any amounts by which the total operating expenses at the end of the four preceding fiscal quarters exceeds the greater of (i) 2% of average invested assets (as defined in the Advisory Agreement) and (ii) 25% of net income other than any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of investments for that period (the “2%/25% Guidelines”). If the Company’s independent directors determine that all or a portion of such amounts in excess of the limitation are justified based on certain factors, the Company may reimburse amounts in excess of the limitation to the Advisor. In addition, beginning on October 1, 2018, the Company may request any operating expenses that were previously reimbursed to the Advisor in prior or future periods in excess of the limitation to be remitted back to the Company. The Company reimbursed $1,004,539 of the operating expense reimbursement obligation to the Advisor in January 2019. As of March 31, 2020, the Company has accrued but not reimbursed $204,253 in operating expenses pursuant to the Advisory Agreement, which represents the current operating expense reimbursement obligation to the Advisor.

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

RODIN GLOBAL PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

As of March 31, 2020, the total amount of unreimbursed operating expenses was $8,138,640. This includes operating expenses incurred by the Advisor on the Company’s behalf which have not been invoiced to the Company and also amounts invoiced to the Company by the Advisor but not yet reimbursed (“Unreimbursed Operating Expenses”). The amount of operating expenses incurred by the Advisor during the three months ended March 31, 2020 and March 31, 2019 which were not invoiced to the Company amounted to $694,417 and $601,082, respectively.

Property Management and Oversight Fees. If the Advisor or an affiliate is a property manager with respect to a particular property, the Company will pay property management fees of 1.5% of gross revenues received for management of the Company’s properties located in the U.S. and 2% of gross revenues received for management of the Company’s properties located outside of the U.S. For services in overseeing property management services provided by any person or entity that is not an affiliate of the Advisor, the Company will pay the Advisor or an affiliate an oversight fee equal to 1% of the gross revenues of the property managed. Neither the Advisor nor its affiliates will be paid an oversight fee if the Company contracts with a third party to provide property management services for fees greater than (i) 1.5% of gross revenues received for management of the Company’s properties located in the U.S. or (ii) 2% of gross revenues received for management of the Company’s properties located outside of the U.S. For the three months ended March 31, 2020 and March 31, 2019, the Company incurred property management fees of $36,344 and $26,076, respectively. The property management fees incurred during the month of March 2020 of $19,901 were unpaid as of March 31, 2020 and have been included within Due to related parties on the consolidated balance sheet.

Leasing Commissions. If the Advisor or an affiliate is the Company’s primary leasing agent, then the Company will pay customary leasing fees in amount that is usual and customary in that geographic area for that type of property. As of March 31, 2020 and December 31, 2019, no such amounts have been incurred by the Company.

Refinancing Coordination Fee. If the Advisor provides services in connection with the refinancing of any debt that the Company obtains and uses to finance properties or other permitted investments, or refinancing of any debt that is assumed, directly or indirectly, in connection with the acquisition of properties or other permitted investments, the Company will pay the Advisor a refinancing coordination fee equal to 0.75% of the amount available or outstanding under such refinancing or assumed debt. Refinancing will also include restructuring, workouts or other recapitalization of any debt. As of March 31, 2020 and December 31, 2019, no such amounts have been incurred by the Company.

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

The Company will not pay a disposition fee upon the maturity, prepayment, workout, modification or extension of a debt investment unless there is a corresponding fee paid by the borrower, in which case the disposition fee will be the lesser of: (i) 1% of the principal amount of the debt prior to such transaction; or (ii) the amount of the fee paid by the borrower in connection with such transaction. As of March 31, 2020 and December 31, 2019, no such amounts have been incurred by the Company.

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

As of March 31, 2020, the likelihood, probability and timing of each of the possible occurrences or events listed in the preceding sentences (i) and (ii) in the above paragraph are individually and collectively uncertain. Additionally, whether or not the Company will have fully invested the proceeds from the Offering and also whether the Company’s stockholders will have received, or are deemed to have received, in the aggregate, cumulative distributions equal to their invested capital plus a 6% cumulative, non-compound annual pre-tax return on such invested capital at the time of any such occurrence or event is also uncertain. As of March 31, 2020 and December 31, 2019, CFI has paid Sponsor Support totaling $4,982,866 and $4,675,394, respectively, which will be subject to reimbursement by the Company to CFI in the event of these highly conditional circumstances. The following summarizes these fees:

Selling Commissions. Selling commissions payable to the Dealer Manager consist of (i) up to 1% of gross offering proceeds paid by CFI for Class A shares and Class T shares and (ii) up to 5% and 2% of gross offering proceeds from the sale of Class A shares and Class T shares, respectively, in the Primary Offering. All or a portion of such selling commissions may be re-allowed to participating broker-dealers. No selling commissions will be payable with respect to Class I shares. For the three months ended March 31, 2020 and the year ended December 31, 2019, the Company incurred $211,349 and $1,671,545 of selling commissions, respectively, which is included within Additional paid-in capital on the consolidated balance sheets. At March 31, 2020 and December 31, 2019, $1,111,691 and $1,059,256 of Sponsor Support, respectively, has been recorded and $1,093,752 and $1,015,121, respectively, has been reimbursed by CFI. During the second quarter of 2020, the Company received the remaining Sponsor Support payment due of $17,940 related to the three months ended March 31, 2020. During the first quarter of 2020, the Company received the remaining Sponsor Support payment due of $44,135 related to the year ended December 31, 2019.

Dealer Manager Fees. Dealer manager fees payable to the Dealer Manager consist of up to 3.0% of gross offering proceeds from the sale of Class A shares and Class T shares sold in the Primary Offering and up to 1.5% of gross offering proceeds from the sale of Class I shares sold in the Primary Offering, all of which will be paid by CFI. A portion of such dealer manager fees may be re-allowed to participating broker-dealers as a marketing fee. For the three months ended March 31, 2020 and the year ended December 31, 2019, the Company recorded $243,894 and $1,249,678 of dealer manager fees, respectively, which is included within Additional paid-in capital on the consolidated balance sheets. As of March 31, 2020 and December 31, 2019, all of the Sponsor Support related to dealer manager fees has been recorded and $3,889,115 and $3,660,273, respectively, has been reimbursed by CFI. During the second quarter of 2020 and the first quarter of 2020, the Company received the remaining Sponsor Support payments due of $20,827 and $5,775 related to the three months ended March 31, 2020 and the year ended December 31, 2019, respectively.

RODIN GLOBAL PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the above mentioned fees and expenses incurred by the Company for the three months ended March 31, 2020:

		Due to related parties as of	Three months ended March 31, 2020		Due to related parties as of
Type of Fee or Reimbursement	Financial Statement Location	December 31, 2019	Incurred	Paid	March 31, 2020
Management Fees
Asset management fees	Management fees	$123,179	$386,411	$375,536	$134,054
Property management and oversight fees	Management fees	20,269	36,344	36,712	19,901
Organization, Offering and Operating Expense Reimbursements
Operating expenses(1)	General and administrative expenses	204,253	—	—	204,253
Organization expenses(2)	General and administrative expenses	71,162	444	13,384	58,222
Offering costs(2)	Additional paid-in capital	718,499	110,861	140,512	688,848
Commissions and Fees
Selling commissions and dealer manager fees, net	Additional paid-in capital	—	211,349	211,349	—
Distribution fees	Additional paid-in capital	919,819	59,029	75,303	903,545
Total		$2,057,181	$804,438	$852,796	$2,008,823
Note:

(1) As of March 31, 2020, the Advisor has incurred, on behalf of the Company, a total of $8,138,640 in Unreimbursed Operating Expenses, including a total of $694,417 for the three months ended March 31, 2020, for which the Advisor has not invoiced the Company for reimbursement. The total amount of Unreimbursed Operating Expenses may, in future periods, be subject to reimbursement by the Company pursuant to the terms of the Advisory Agreement.

(2) As of March 31, 2020, the Advisor has incurred, on behalf of the Company, a total of $9,659,293 of O&O Costs, of which the Company’s obligation is limited to $747,070, pursuant to the 1% Cap.

RODIN GLOBAL PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the above mentioned fees and expenses incurred by the Company for the year ended December 31, 2019:

		Due to related parties as of	Year ended December 31, 2019		Due to related parties as of
Type of Fee or Reimbursement	Financial Statement Location	December 31, 2018	Incurred	Paid	December 31, 2019
Management Fees
Asset management fees	Management fees	$152,072	$1,840,152	$1,869,045	$123,179
Property management and oversight fees	Management fees	8,647	110,415	98,793	20,269
Organization, Offering and Operating Expense Reimbursements
Operating expenses(1)	General and administrative expenses	1,004,539	204,253	1,004,539	204,253
Organization expenses(2)	General and administrative expenses	10,860	77,193	16,891	71,162
Offering costs(2)	Additional paid-in capital	732,579	287,289	301,369	718,499
Commissions and Fees
Selling commissions and dealer manager fees, net	Additional paid-in capital	27,846	1,345,353	1,373,199	—
Distribution fees	Additional paid-in capital	806,038	377,426	263,645	919,819
Total		$2,742,581	$4,242,081	$4,927,481	$2,057,181
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

As of March 31, 2020, CFI has invested $4,757,657 in the Company through the purchase of 190,357 shares (8,180 Class A shares for an aggregate purchase price of $200,001 and 182,177 Class I shares for an aggregate purchase price of $4,557,656). 124,177 of the Class I shares in the amount of $3,107,656 were purchased by CFI pursuant to the Distribution Support Agreement, which provides that in certain circumstances where the Company’s cash distributions exceed the Company’s modified funds from operations, CFI will purchase up to $5 million of Class I shares (including the $2 million of shares purchased in order to satisfy the Minimum Offering Requirement) at the then current offering price per Class I share net of dealer manager fees to provide additional cash to support distributions to the Company’s stockholders.

RODIN GLOBAL PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Sponsor Support

The Company’s sponsor, CFI, is a Delaware limited liability company and an affiliate of CFLP. CFI will pay a portion of selling commissions and all of the dealer manager fees, up to a total of 4% of gross offering proceeds from the sale of Class A shares and Class T shares, as well as 1.5% of gross offering proceeds from the sale of Class I shares, incurred in connection with the Offering. The Company will reimburse such expenses (i) immediately prior to or upon the occurrence of a liquidity event, including (A) the listing of the Company’s common stock on a national securities exchange or (B) a merger, consolidation or a sale of substantially all of the Company’s assets or any similar transaction or any transaction pursuant to which a majority of the Company’s board of directors then in office are replaced or removed, or (ii) upon the termination of the Advisory Agreement by the Company or by the Advisor. In each such case, the Company only will reimburse CFI after the Company has fully invested the proceeds from the Offering and the Company’s stockholders have received, or are deemed to have received, in the aggregate, cumulative distributions equal to their invested capital plus a 6% cumulative, non-compounded annual pre-tax return on such invested capital. As of March 31, 2020, CFI has paid Sponsor Support totaling $4,982,866.

Note 10 - Variable Interest Entities

As of March 31, 2020 and December 31, 2019, certain VIEs have been identified in which the Company has determined itself to be the primary beneficiary, because the Company did have a significant variable interest in and control over the VIEs. Therefore, the Company has consolidated the VIEs.

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

Note 12 – Commitments and Contingencies

As of March 31, 2020 and December 31, 2019, the Company was not subject to litigation nor was the Company aware of any material litigation pending against it. The Company has entered into customary guaranty agreements (the “Guaranty Agreements”) in connection with the financing of certain specific investments, including the acquisition of the GR Property, the FM Property, the Buchanan Property and the CO Property, as further described in Note 7 — Loans Payable. Pursuant to the Guaranty Agreements, the Company has guaranteed any losses or liabilities that the lenders may incur as a result of the occurrence of certain enumerated bad acts as defined in the Guaranty Agreements. The Company has also guaranteed the repayment of obligations and indebtedness due to the lenders upon the occurrence of certain enumerated events as defined in the Guaranty Agreements. Additionally, in regards to the GR Property, the FM Property, the Buchanan Property and the CO Property, the Company has also agreed to indemnify the lenders against certain environmental liabilities.

As of March 31, 2020, the Company’s liability under these arrangements is not quantifiable and the potential for the Company to be required to make payments under the Guaranty Agreements is remote.  Accordingly, no contingent liability is recorded in the Company’s unaudited consolidated balance sheet for these arrangements.

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

RODIN GLOBAL PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Additionally, the full extent of the impact and effects of the recent outbreak of the coronavirus (COVID-19) on the future financial performance of the Company, as a whole, and, specifically, on its investments, lessees of real estate properties owned and borrowers on its loan and preferred equity interests, are uncertain at this time. The impact will depend on future developments, including, among other factors, the duration and spread of the outbreak, along with related travel advisories and restrictions, the recovery time of the disrupted supply chains, the consequential staff shortages, and production delays, and the uncertainty with respect to the accessibility of additional liquidity or to the capital markets. COVID-19 and the current financial, economic and capital markets environment, and future developments in these and other areas, present uncertainty and risk with respect to the Company’s performance, financial condition, results of operations and cash flows.

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

The following describes the methods the Company uses to estimate the fair value of the Company’s financial assets and liabilities:

Investment in real estate, net — The fair value is estimated by utilizing the income approach to value, using a direct capitalization analysis and discounted cash flow analysis, as well as a sales comparison approach. As of March 31, 2020 and December 31, 2019, the estimated fair value of the Company’s Investment in real estate, net was $172,595,000 and $179,405,000, respectively. The Company has not elected the fair value option to account for its Investment in real estate, net.

Investments in real estate-related assets — The fair value is estimated by discounting the expected cash inflows and outflows based on the market interest and preferred return rates for similar loans and preferred equity investments to the Company’s investments in the Pennsylvania SPE and Illinois SPE, which the Company believes to be equal to the contractual rates as of the measurement date. The Company determined that the market interest rate for the Illinois SPE and the market preferred return rate for the Pennsylvania SPE as of March 31, 2020 were equal to their contractual rates. As of March 31, 2020 and December 31, 2019, the estimated fair value of the Company’s Investments in real estate-related assets was $23,475,373 and $25,615,522, respectively. The Company has not elected the fair value option to account for its Investments in real estate-related assets.

Loans payable — The fair value is estimated by discounting the expected cash flows based on estimated borrowing rates available to the Company as of the measurement date. The current period liabilities’ carrying and fair values exclude net deferred financing costs. These financial instruments are valued using Level 2 inputs. As of March 31, 2020 and December 31, 2019, the estimated fair value of the Company’s loans payable was $85,214,088 and $86,783,363, respectively (excluding deferred financing costs). The Company has not elected the fair value option, and as such has accounted for its debt using the amortized cost method.

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

Note 14 – Subsequent Events

Common Stock Repurchases

Subsequent to March 31, 2020, the Company received and completed three (3) eligible repurchase requests for a total of 8,181 shares in the amount of $197,510.

Investment by CFI pursuant to Distribution Support Agreement

On April 30, 2020, the Company’s sponsor, CFI, pursuant to the terms of the Distribution Support Agreement purchased 980.6 class I shares at a price of $25.11 per share for total amount of $24,623. This purchase was a true-up of a prior purchase amount based on a recalculation of such amount.

SF Property Rent Payment Abatement

Effective as of May 1, 2020, for a period of two (2) months, tenant's monthly rent payment of $48,839.44 will be abated with regards to the Company’s SF Property investment as a result of COVID-19. Absent tenant's further default under the lease, the landlord will not charge any late fees or interest related to the deferred rent.  Rent payments shall re-commence on July 1, 2020 pursuant to the existing lease terms and the two months of deferred rent will be repaid in equal parts over the period beginning July 1, 2020 and ending on December 1, 2020.

Status of the Offering

As of May 11, 2020, the Company had sold an aggregate of 5,930,054 shares of its common stock (consisting of 3,389,278 Class A shares, 1,412,819 Class T shares, and 1,127,957 Class I shares) in the Offering resulting in net proceeds of $146,317,849 to the Company as payment for such shares.

Distributions

On May 12, 2020, the Company’s board of directors authorized, and the Company declared, distributions for the period from May 15, 2020 to August 14, 2020, in an amount equal to $0.004253787 per day (or approximately $1.55 on an annual basis) per Class A share, Class I share and Class T share, less, for holders of Class T shares, the distribution fees that are payable with respect to Class T shares. The distributions are payable by the 5th business day following each month end to stockholders of record at the close of business each day during the prior month.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the unaudited consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. In addition to historical data, this discussion contains forward-looking statements about Rodin Global Property Trust, Inc.’s (the “Company”) business, operations and financial performance based on current expectations that involve risks, uncertainties and assumptions. The Company’s actual results may differ materially from those in this discussion as a result of various factors, including but not limited to those discussed under “Risk Factors” in the Company’s Registration Statement on Form S-11 (File No. 333-214130) (the “Registration Statement”), under Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, and elsewhere in this Quarterly Report on Form 10-Q. The Company does not undertake to revise or update any forward-looking statements.

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

•	the Company’s ability to maintain its exemption from registration under the Investment Company Act;
•	general volatility in domestic and international capital markets and economies;
•	effect of regulatory actions, litigation and contractual claims against the Company and its affiliates, including the potential settlement and litigation of such claims;
•	the impact of any conflicts arising among the Company and CFI and its affiliates;
•	the adequacy of the Company’s cash reserves and working capital;
•	increases in interest rates, operating costs and expenses, or greater than expected capital expenditures;
•	the full extent of the impact and effects of the recent outbreak of coronavirus (COVID-19) on the future financial performance of the Company and its tenants;
•	the timing of cash flows, if any, from the Company’s investments; and
•	other risks associated with investing in the Company’s targeted investments.

The foregoing list of factors is not exhaustive. Factors that could have a material adverse effect on the Company’s operations and future prospects are set forth under Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The factors set forth in the Risk Factors section could cause the Company’s actual results to differ significantly from those contained in any forward-looking statement contained in this quarterly report.

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

On February 2, 2016, the Company was capitalized with a $200,001 investment by CFI through the purchase of 8,180 Class A shares. The Company has registered with the SEC an offering of up to $1.25 billion in shares of common stock, consisting of up to $1.0 billion in shares in the Company’s primary offering (“Primary Offering”) and up to $250 million in shares pursuant to its distribution reinvestment plan (the “DRP”, and together with the Primary Offering, the “Offering”). The Company’s Registration Statement was declared effective by the SEC on March 23, 2017. On May 18, 2017, the Company satisfied the minimum offering requirement as a result of the purchase of $2.0 million in Class I shares by CFI (the “Minimum Offering Requirement”). As of May 11, 2020, the Company had sold 3,272,921 Class A shares, 1,368,042 Class T shares, and 1,109,396 Class I shares of common stock in the Primary Offering, as well as 116,357 Class A shares, 44,777 Class T shares, and 18,561 Class I shares in the DRP for aggregate net proceeds of $146,317,849.

On March 20, 2020, the Company filed a registration statement on Form S-11 with the SEC for a proposed second public offering (the “Follow-On Offering”). In the Follow-On Offering, the Company intends to offer up to $1 billion in shares of common stock in a primary offering on a best efforts basis and $250 million in shares of common stock to be issued pursuant to a distribution reinvestment plan. Additionally, upon commencement of the Follow-On Offering, the Company intends to begin operating as a non-exchange traded perpetual-life REIT. On March 20, 2020, the Company’s board of directors extended the Offering until the effective date of the registration statement for the Follow-On Offering.

The Company determines its net asset value as of the end of each quarter. Net Asset Value (“NAV”), as defined, is calculated consistent with the procedures set forth in the Company’s prospectus and excludes any organization and offering expenses paid by the Advisor on the Company’s behalf (other than selling commissions, dealer manager fees and distribution fees) (“O&O Costs”), with such costs to be reflected in the Company’s NAV to the extent the Company reimburses the Advisor for these costs. The board of directors adjusts the offering prices of each class of shares such that the purchase price per share for each class equals the NAV per share as of the most recent valuation date, as determined on a quarterly basis, plus applicable upfront selling commissions and dealer manager fees, less the portion of selling commissions and all of the dealer manager fees paid by CFI (“Sponsor Support”), up to a total of 4.0% of gross offering proceeds from the sale of Class A shares and Class T shares, and up to a total of 1.5% of gross offering proceeds from the sale of Class I shares, incurred in connection with the Offering. The Company intends to publish any adjustment to the NAV and the corresponding adjustments to the offering prices of its shares ordinarily within 45 days after the end of the applicable fiscal quarter. As of March 31, 2020, the Company’s NAV was $23.74 per Class A share, $23.72 per Class T share and $23.74 per Class I share. Accordingly, effective May 20, 2020, the new offering price will be $24.99 per Class A share, $24.20 per Class T share and $23.74 per Class I share. For further discussion of the Company’s NAV calculation, please see “—Net Asset Value”.

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

As of March 31, 2020, the Company had made the following investments:

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

Operating Highlights

First Quarter of 2020 Activity

•	Issued approximately 460,147 shares of common stock in the Offering for gross proceeds of approximately $11.8 million.

Portfolio Information

As of March 31, 2020, the Company owned interests in 13 real properties as described below:

Portfolio	Ownership Percentage	Location	Number of Properties	Square Feet	Remaining Lease Term(1)	Annualized Rental Income(2)	Acquisition Date	Purchase Price(3)
Walgreens Grand Rapids ("GR Property")	100%	Grand Rapids, MI	1	14,552	12.3 years	$500,000	July 2017	$7,936,508
CF Net Lease Portfolio IV DST ("DST Properties")	100%	Various	7	103,537	11.6 years	$2,323,749	September 2017	$35,706,642
Daimler Trucks North America Office Building ("FM Property")	100%	Fort Mill, SC	1	150,164	8.7 years	$2,670,638	February 2018	$40,000,000
Alliance Data Systems Office Building ("CO Property")	100%	Columbus, OH	1	241,493	12.4 years	$3,362,844	July 2018	$46,950,000
Hoya Optical Labs of America ("Lewisville Property")	100%	Lewisville, TX	1	89,473	8.2 years	$937,060	November 2018	$14,120,000
Williams Sonoma Office Building ("SF Property")	75%	San Francisco, CA	1	13,907	1.7 years	$582,860	September 2019	$11,600,000
Martin Brower Industrial Buildings ("Buchanan Property")	100%	Phoenix, AZ	1	93,302	11.9 years	$1,083,444	November 2019	$17,300,000

(1)   Reflects number of years remaining until the tenant’s first termination option.

(2)   Reflects the average annualized rental income for the lease.

(3)   Reflects the contract purchase price at 100% ownership as opposed to adjusted for current ownership percentage as applicable.

As of March 31, 2020, all of the Company’s properties were 100% leased and occupied.

As of March 31, 2020, lease expirations related to the Company’s portfolio of real estate assets based on rental income were as follows:

•	2016 – 2020 – 0%
•	2021 – 2025 – 1%
•	2026 – 2030 – 20%
•	After 2030 – 79%

As of March 31, 2020, the industry concentration of the Company’s portfolio of real estate assets based on purchase price was as follows:

•	Office – 50%
•	Industrial – 28%
•	Retail – 22%

As of March 31, 2020, the geographic concentration of the Company’s portfolio of real estate assets based on purchase price was as follows:

•	Ohio – 26%
•	South Carolina – 20%
•	Michigan – 10%
•	Arizona – 9%
•	Texas – 7%

•	Oklahoma – 7%
•	Pennsylvania – 6%
•	California – 6%
•	Illinois – 6%
•	Arkansas – 3%

As of March 31, 2020, the Company’s portfolio of real estate assets was leased to the following tenants based on square footage:

•	Comenity Servicing LLC (a subsidiary of Alliance Data Systems Corporation) – 34%
•	Daimler – 21%
•	Walgreens – 17%
•	HOYA – 13%
•	Martin Brower – 13%
•	Williams Sonoma – 2%
Note:

Albertsons is the tenant of properties in which the Company has made an investment in real estate-related assets. The Company is invested in such properties indirectly through preferred equity and a mezzanine loan. Accordingly, Albertsons has been omitted from the above calculation detailing the Company’s tenant concentration. If Albertsons was included in the calculation as of March 31, 2020, Albertsons’ percentage of rentable square footage would be 82%.

As of March 31, 2020, the market concentration of the Company’s portfolio of real estate assets based on purchase price was as follows:

•	Data services – 24%
•	Pharmacy store – 22%
•	Truck manufacturing and distribution – 20%
•	Grocery – 12%
•	Food distribution – 9%
•	Optical laboratory – 7%
•	Fine home goods – 6%

As of March 31, 2020, the Company owned the preferred equity investment described below:

Portfolio	Original Investment Amount	Preferred Return	Number of Properties	Square Feet	Lease Expiration Date	Acquisition Date	Tenant Renewal Options
Denver, PA— Pref Equity Investment	$11,805,000	Ranging from 7.75% in 2019 to 8.74% in 2028	1	1,539,407	January 31, 2039	January 2019	9 extension options for 5 years each

As of March 31, 2020, the Company owned the mezzanine loan investment described below:

Portfolio	Original Loan Amount	Annual Interest Rate Prior to Anticipated Repayment	Number of Properties	Square Feet	Acquisition Date	Initial Maturity Date	Amortization
Melrose Park, IL—Mezz B Loan	$12,595,000	Ranging from 7.75% in 2019 to 8.74% in 2028	1	1,561,613	January 2019	January 6, 2034(1)	Interest only
(1)	Anticipated repayment date is January 6, 2029.

Related Party Transactions

We have entered into agreements with the Advisor, the Dealer Manager and CFI and its affiliates, whereby we pay certain fees and reimbursements to these entities during the various phases of our organization and operation. During the organization and offering stage, these include payments to the Dealer Manager for selling commissions, the dealer manager fee, distribution fees, and payments to the Advisor for reimbursement of organization and offering costs. During the acquisition and operational stages, these include payments for certain services related to the management and performance of our investments and operations provided to us by the Advisor and its affiliates pursuant to various agreements we have entered into with these entities. In addition, CFI has provided Sponsor Support in connection with the Offering, which is subject to reimbursement under certain circumstances. See Note 9 — Related Party Transactions in the Notes to the consolidated financial statements contained elsewhere in this Quarterly Report on Form 10-Q for additional information concerning our related party transactions and agreements.

Results of Operations

Rental Revenues

For the three months ended March 31, 2020 and March 31, 2019, the Company earned rental revenues of $3,069,547 and $1,923,220, respectively.

The Company’s rental revenues consist primarily of rental income from triple net leased commercial properties. The increase in rental revenues of $1,146,327 for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019, was primarily due to the acquisition of rental income-producing properties, namely the SF Property and the Buchanan Property.

Preferred Return Income

For the three months ended March 31, 2020 and March 31, 2019, the Company earned preferred return income of $234,546 and $0, respectively.

The Company’s preferred return income consists of preferred return accrued on the Company’s investment in the Pennsylvania SPE. The increase in preferred return income of $234,546  for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019, was due to the consolidation of the Pennsylvania SPE.

Income from mezzanine loan investment

For the three months ended March 31, 2020 and March 31, 2019, the Company earned income from mezzanine loan investment of $250,242 and $0, respectively.

The Company’s income from mezzanine loan investment consists of interest income accrued on the Company’s investment in the Illinois SPE. The increase in mezzanine loan investment of $250,242, for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019, was due to the consolidation of the Illinois SPE.

Tenant Reimbursement Income

For the three months ended March 31, 2020 and March 31, 2019, the Company earned tenant reimbursement income of $421,159 and $375,913, respectively.

The tenant reimbursement income consists of amounts received by the Company from the tenants of its properties for reimbursable expenses paid by the Company on behalf of the tenants in accordance with the provisions of the respective property leases. The increase in tenant reimbursement income of $45,246 for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019, was primarily due to the acquisition of the SF Property and the Buchanan Property.

General and Administrative Expenses

For the three months ended March 31, 2020 and March 31, 2019, the Company incurred general and administrative expenses of $54,765 and $143,228, respectively.

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

The decrease in general and administrative expenses of $88,463 during the three months ended March 31, 2020, as compared to the three months ended March 31, 2019, was mainly due to a decrease in the amount of operating expenses incurred by the Company during such periods. As of March 31, 2020, the Advisor has incurred, on behalf of the Company, a total of $8,138,640 in Unreimbursed Operating Expenses, including a total of $694,417 for the three months ended March 31, 2020, for which the Advisor has not invoiced the Company for reimbursement.

Management Fees

For the three months ended March 31, 2020 and March 31, 2019, the Company incurred management fees of $422,755 and $527,774, respectively.

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

The decrease in management fees of $105,019 for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019, was due to the above mentioned change in the calculation of the asset management fee effective September 2019, basing the calculation on NAV as opposed to the cost of the Company’s investments.

Property Operating Expenses

For the three months ended March 31, 2020 and March 31, 2019, the Company incurred property operating expenses of $432,964 and $375,913, respectively.

The property operating expenses consist of reimbursable expenses paid by the Company on behalf of its tenants in accordance with the provisions of the respective property leases. The increase in property operating expenses of $57,051 for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019, was primarily due to the acquisition of the SF Property and the Buchanan Property.

Depreciation and Amortization

For the three months ended March 31, 2020 and March 31, 2019, the Company incurred depreciation and amortization of $1,629,668 and $986,152, respectively.

The increase in depreciation and amortization expenses of $643,516 for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019, was primarily due to the acquisition of the SF Property and the Buchanan Property.

Interest Expense

For the three months ended March 31, 2020 and March 31, 2019, the Company incurred interest expense of $979,350 and $614,234, respectively.

Interest expense is composed of interest paid and accrued on the Company’s outstanding loans payable, and also includes amortization of deferred financing costs.

The increase in interest expense of $365,116 during the three months ended March 31, 2020 as compared to the three months ended March 31, 2019, was primarily due to an increase of $31,755,692 in the aggregate amount of debt outstanding as of March 31, 2020, as compared to the amount outstanding as of March 31, 2019.

Interest Income

For the three months ended March 31, 2020 and March 31, 2019, the Company earned interest income of $46,084 and $20,507, respectively.

Interest income is composed of interest earned on interest bearing cash deposit accounts with banking institutions.

The increase in interest income of $25,577 during the three months ended March 31, 2020, as compared to the three months ended March 31, 2019, was primarily due to an increase in the amount of cash and cash equivalents held in interest bearing deposit accounts with banking institutions.

Income from Investments in Real Estate-Related Assets

For the three months ended March 31, 2020 and March 31, 2019, the Company earned income from investments in real estate-related assets of $0 and $378,318, respectively.

The decrease in income from investments in real estate-related assets of $378,318 during the three months ended March 31, 2020, as compared to the three months ended March 31, 2019, was due to the consolidation of the DST, the Pennsylvania SPE and the Illinois SPE.

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

The following table presents a reconciliation of FFO to net income:

Three Months Ended March 31, 2020
Net Income	$502,076
Adjustments:
Real estate depreciation and amortization	1,629,668
Funds from Operations	$2,131,744

The following table presents a reconciliation of FFO to MFFO:

Three Months Ended March 31, 2020
Funds from Operations	$2,131,744
Adjustments:
Amortization of above-market lease intangibles	7,574
Amortization of below-market lease intangibles	(211,972)
Straight-line rent	(143,429)
Modified Funds from Operations	$1,783,917

Net Asset Value

On May 12, 2020, the Company’s board of directors approved an estimated NAV as of March 31, 2020 of $23.74 for Class A and Class I shares, and $23.72 for Class T shares. The calculation of the Company’s estimated NAV was performed by Robert A. Stanger & Co., Inc. (“Stanger”), its independent valuation firm, in accordance with the procedures described in the “Net Asset Value Calculation and Valuation Procedures” section of the Company’s prospectus and under the oversight of the Company’s board of directors. Although the independent valuation firm performs the calculation of the Company’s estimated NAV, the Company’s board of directors is solely responsible for the determination of the Company’s estimated NAV.

Summary of Methodology

In accordance with our current valuation procedures, our NAV was based in part upon: (i) the most recent appraised value of the GR Property, the FM Property, the CO Property, the Lewisville Property, the DST Properties, the SF Property and the Buchanan Property; (ii) the fair market value of our Debt Investments (as defined below); (iii) the fair market value of our loans payable; (iv) the estimated non-controlling interest held in our consolidated Battery Street SF JV; and (v) the net tangible assets and liabilities of the Company as of March 31, 2020, as outlined in more detail below.

Appraisal of Consolidated Real Estate

Pursuant to its valuation guidelines and reflecting the Company’s desire to produce a NAV that reflected the estimated impact of COVID-19 as of March 31, 2020 on its consolidated real estate, the Company engaged Stanger to provide its appraised market value of all of our consolidated real estate (the “Appraised Properties”) as of March 31, 2020. Pursuant to our engagement agreement with Stanger, the appraisals of the Appraised Properties were prepared utilizing the income approach to value, specifically using a direct capitalization analysis for the GR Property and the DST Properties and both a direct capitalization analysis and discounted cash flow analysis (“DCF”) for the FM Property, CO Property, Lewisville Property, SF Property and the Buchanan Property. In addition, a sales comparison approach was conducted for the SF Property, given the size of the SF Property. The direct capitalization analysis is based upon the estimated net operating income of the Appraised Properties capitalized at an appropriate capitalization rate considering property characteristics and competitive position, the credit profile of the tenant/guarantor under the leases encumbering the Appraised Properties, the terms of the leases encumbering the Appraised Properties, and market conditions as of the date of value. The DCF analysis is based upon multi-year cash flow projections for each applicable property prepared in accordance with the lease which currently encumbers each property. Each property was assumed to be sold after the expiration of the initial lease term and any renewal terms deemed materially favorable to the tenant, or for which exercise was deemed likely based on other factors. The reversion value of the property which can be realized upon sale is calculated based on the current economic rental rate deemed reasonable for the property, escalated at a rate indicative of current expectations in the marketplace for the property. The projected market rate net operating income of the property for the year following the year of sale is then capitalized at an appropriate capitalization rate reflecting the age and anticipated functional and economic obsolescence and competitive position of the property to determine its reversion value. Net proceeds of sale are determined by deducting estimated costs incurred at the time of sale, estimated at 2% of the gross reversion value. Finally, the discounted present value of the cash flow stream from operations (including any estimated releasing costs at the end of the assumed current lease term) and the discounted present value of the net proceeds from sale are summed to arrive at a total estimated value for the property. The capitalization rates applied to the Appraised Properties ranged from 5.00% to 6.50%, with a weighted average of approximately 6.10%. The discount rates applied to the estimated net cash flow from operations of the Appraised Properties for which a DCF analysis was conducted ranged from 5.75% to 7.50%, with a weighted average of approximately 6.90%. The discount rates applied to the estimated residual value of the Appraised Properties for which a DCF analysis was conducted ranged from 6.50% to 7.50%, with a weighted average of approximately 7.28%. The residual capitalization rates applied to the Appraised Properties for which a DCF analysis was conducted ranged from 5.75% to 7.00%, with a weighted average of approximately 6.72%. Where both a direct capitalization analysis and DCF was utilized, the indicated value from each approach was reviewed and a final appraised value was concluded. While a sales comparison approach was not conducted, other than for the SF Property, Stanger reviewed regional property sale data for each Appraised Property in order to assist in the selection of capitalization rates applied in the appraisals and to observe transaction prices per square foot in the Appraised Properties’ regional markets. For the SF Property, the sales comparison approach conducted utilized the price per square foot from recent market sales and adjusted such indicated price per square foot to a price per square foot deemed reasonable for the SF Property, taking into account factors such as property size, location, tenancy/occupancy and condition/quality and the date of sale. The aggregate appraised value of the Appraised Properties was $175,720,000. The appraised values of the Appraised Properties are subject to the general assumptions and limiting conditions set forth in the appraisal reports rendered to the Company by Stanger.

Debt Investments

In accordance with the Company’s valuation procedures, the Lancaster PE and the Chicago Jr Mezz (individually a “Debt Investment” and collectively the “Debt Investments”) were included in the determination of NAV at their estimated fair market value as of March 31, 2020, as determined by Stanger, adjusted to reflect the Company’s interest in the Debt Investments. The Debt Investments estimated value was based upon taking, for each Debt Investment, the loan payments over the remaining anticipated term and discounting such payments to present value at a discount rate range equal to the current estimated market interest rate on financing similar to the applicable Debt Investments. To provide their opinion of value of the Debt Investments, Stanger first reviewed the terms of each of the Debt Investments as contained in the loan documents. Stanger then reviewed mezzanine loan market terms at or around March 31, 2020 to ascertain current market interest rate levels for loans similar to the Debt Investments. This review was conducted by (i) recent interviews of participants in the mezzanine / preferred equity market, (ii) reviewing recent mezzanine loan transactions, as available, and (iii) reviewing published surveys available at or around March 31, 2020. Based on Stanger’s reviews above and taking into consideration the Debt Investments’ unique factors, including, but not limited to, loan-to-value (based on the appraised value of the collateral), debt service coverage/debt yield, collateral property type, age and location, financial information pertaining to the lessee of the collateral properties, prepayment terms, and loan origination date, maturity date and extension terms, a market interest rate range was determined for each Debt Investment to utilize in the determination of the fair market value of the Debt Investments. The discount rate applied to the future payments of our Debt Investments was 9.00% for both facilities. The aggregate fair value of the Debt Investments was approximately $23,475,000.

Estimated Market Value of the Non-Controlling Interest in the Battery Street SF JV

In order to determine the net asset value attributable to the non-controlling interest and promote interest in the Battery Street SF JV, Stanger utilized the appraisal of the SF Property, and then, based on the March 31, 2020 Battery Street SF JV balance sheet provided, added tangible assets and deducted tangible liabilities of the Battery Street SF JV, including an adjustment for anticipated near term capital repairs at the SF Property not considered in the property appraisal, and determined any promote due to the Company’s Battery Street SF JV partner. This net asset value was then multiplied by the ownership interest held by parties other than the Company (25%) to determine the non-controlling interest adjustment related to the Battery Street SF JV utilized in the Company’s March 31, 2020 NAV.

Fair Value of Long Term Debt

Stanger performed a valuation of the property-level debt by reviewing available market data for comparable liabilities and applying a selected discount rate to the stream of future debt payments. The discount rate was selected based on several factors including U.S. Treasury yields as of the valuation date, as well as loan-specific items such as loan-to-value ratio, debt service coverage ratio, collateral property location, age, type, lease term and lessee credit quality, prepayment terms, and maturity and loan origination date. The discount rates applied to the future debt payments of our long-term debt ranged from 3.90% to 4.45%, with a weighted average of approximately 4.37%. Stanger’s valuation of the long-term debt is based in part on the appraised values of the encumbered Appraised Properties, which represent the collateral associated with the long-term debt as well as certain other assumptions and limiting conditions, including: (i) Stanger was provided with loan documents and other factual loan information by the Advisor and has relied upon and assumed that such information is correct in all material respects and no warranty is given by Stanger as to the accuracy of such information; (ii) each collateral property is assumed to be free and clear of liens (other than the mortgage being valued); (iii) information furnished by others, upon which all or portions of Stanger’s value opinion is based, is believed to be reliable but has not been verified, and no warranty is given as to the accuracy of such information; and (iv) each mortgage is assumed to be salable, transferable or assumable between parties and is further assumed not to be in default. Stanger’s opinion of the long-term debt value was predicated on the above assumptions.

Estimated NAV

In performing the calculation of the estimated NAV, Stanger added the appraised values of the Appraised Properties, the fair value of the Debt Investments and other tangible assets of the Company, consisting of cash and equivalents, receivables and other assets, and subtracted the estimated fair market value of the Company’s long-term debt, the value of the non-controlling interest in the Battery Street SF JV (including any promote due to the Company’s joint venture partner), the anticipated near-term capital needs of the SF Property, and other tangible liabilities of the Company, consisting of accounts payable and accrued expenses, but excluding amounts owed to the Advisor for reimbursement of O&O Costs less the current accrued O&O Costs liability (consistent with our valuation procedures), and considered any other amounts due to the Advisor or affiliates for repayment of the Sponsor Support or amounts due to the Special Unit Holder upon certain events, including liquidation of the Company to produce an estimated NAV as of March 31, 2020, consistent with the procedures described in the “Net Asset Value Calculation and Valuation Procedures” section of the Company’s prospectus, of $23.74 per share for Class A and Class I shares, and $23.72 for Class T shares.

The determination of NAV involves a number of assumptions and judgments, including estimates of the Advisor’s interest in disposition proceeds (if any). These assumptions and judgments may prove to be inaccurate. There can be no assurance that a stockholder would realize $23.74 per Class A and Class I share or $23.72 per Class T share if the Company were to liquidate or engage in another type of liquidity event today. In particular, the Company’s March 31, 2020 NAV does not consider fees or expenses that may be incurred in providing a liquidity event, including reimbursement of amounts to the Advisor for O&O Costs and any operating expenses that have not been invoiced by the Advisor in accordance with the terms of the Advisory Agreement. Furthermore, as discussed in “PART II — OTHER INFORMATION; Item 1A. – Risk Factors”, the full extent of the impact and effects of COVID-19 on the Company, as a whole, and on its tenants and its consolidated real estate and loan investments are uncertain at this time. Due to COVID-19, as of March 31, 2020, there was not a current active non-distressed market for loan investments like the Debt Investments held by the Company, and the market for real estate assets and senior mortgage debt was limited. Therefore, there can be no assurance that the estimated market value of the Appraised Properties and Debt Investments would materially equal the gross amount realized if such investments were sold by the Company at March 31, 2020, or that the market interest rates used to value the Company’s long-term debt would materially equal the interest rates available in the debt markets for similar long-term debt. We believe the methodology of determining the Company’s NAV conforms to the Institute for Portfolio Alternative’s Practice Guideline for Valuations of Publicly Registered Non-Listed REITs (April 2013) and is prepared in accordance with the procedure described in the “Net Asset Value Calculation and Valuation Procedures” section of the Company’s prospectus. In addition, the Company’s board of directors periodically reviews the Company’s NAV policies and procedures.

The purchase price per share for each class of the Company’s common stock will generally equal the prior quarter’s NAV per share, as determined quarterly, plus applicable selling commissions and dealer manager fees. The NAV for each class of shares is based on the value of the Company’s assets and the deduction of any liabilities, and any distribution fees applicable to such class of shares.

The following table provides a breakdown of the major components of the Company’s NAV:

Components of NAV	March 31, 2020
Investment in real estate	$175,720,000
Investments in real estate-related assets	23,475,373
Cash and cash equivalents(1)	27,766,366
Other assets	939,855
Debt obligations	(85,214,088)
Due to related parties(2)	(415,675)
Accounts payable and other liabilities	(1,961,711)
Distribution fee payable the following month(3)	(26,007)
Non-controlling interests in subsidiaries	(3,214,108)
Sponsor Support repayment / special unit holder interest in liquidation	—
Net Asset Value	$137,070,005
Number of outstanding shares	5,775,212
Note:	(1) Net of a reserve of $210,000 for anticipated near-term capital needs (“Deferred Maintenance”) at the SF Property that was not deducted in its appraised value.

(2) Excluding $689,603 due to the Advisor for reimbursement of O&O Costs ($747,070 less the current liability due of $57,467).

(3) Distribution fee only relates to Class T shares of common stock.

NAV Per Share	Class A Shares	Class T Shares	Class I Shares	Total
Total Gross Assets at Fair Value	$130,612,812	$54,960,072	$42,328,710	$227,901,594
Distribution fees due and payable	—	(26,007)	—	(26,007)
Debt obligations	(48,837,094)	(20,549,977)	(15,827,017)	(85,214,088)
Due to related parties	(238,229)	(100,242)	(77,204)	(415,675)
Accounts payable and other liabilities	(1,124,278)	(473,081)	(364,352)	(1,961,711)
Non-controlling interests in subsidiaries	(1,842,039)	(775,105)	(596,964)	(3,214,108)
Quarterly NAV	$78,571,172	$33,035,660	$25,463,173	$137,070,005
Number of outstanding shares	3,309,835	1,392,733	1,072,644	5,775,212
NAV per share	$23.74	$23.72	$23.74

The following table reconciles stockholders’ equity per the Company’s unaudited consolidated balance sheet to the Company’s NAV:

Reconciliation of Stockholders’ Equity to NAV	March 31, 2020
Stockholders’ equity under U.S. GAAP	$137,233,377
Adjustments:
Unrealized depreciation of real estate	(3,126,881)
Unrealized depreciation of real estate-related assets	(924,627)
Organization and offering costs	689,603
Acquisition costs	(1,179,154)
Deferred financing costs, net	(822,460)
Accrued distribution fee(1)	877,538
Accumulated depreciation and amortization	7,161,264
Fair value adjustment of debt obligations	(1,068,904)
Deferred rent receivable	(1,369,292)
Deferred maintenance	(210,000)
Non-controlling interests in subsidiaries	(190,459)
NAV	$137,070,005
Note:	(1) Accrued distribution fee only relates to Class T shares of common stock.

The following details the adjustments to reconcile U.S. GAAP stockholders’ equity to the Company’s NAV:

Unrealized depreciation of real estate

Our investments in real estate are presented at historical cost, including acquisition costs, in our U.S. GAAP consolidated financial statements. As such, any increases or decreases in the fair market value of our investments in real estate are not included in our U.S. GAAP results. For purposes of determining our NAV, our investments in real estate are presented at fair value.

Unrealized depreciation of real estate-related assets

Our investments in real estate-related assets are presented at historical cost, including acquisition costs, in our U.S. GAAP consolidated financial statements. As such, any increases or decreases in the fair market value of our investments in real estate-related assets are not included in our U.S. GAAP results. For purposes of determining our NAV, our investments in real estate-related assets are presented at fair value.

Organization and offering costs

The Advisor has agreed to pay, on behalf of the Company, all O&O Costs through the Escrow Break Anniversary. Such costs are being reimbursed to the Advisor, ratably, by the Company, over 36 months beginning on May 19, 2018, subject to the 1% Cap. After the Escrow Break Anniversary, the Advisor, in its sole discretion, may pay some or all of the additional O&O Costs incurred, but is not required to do so. To the extent the Advisor pays such additional O&O Costs, the Company is obligated to reimburse the Advisor subject to the 1% Cap. As of March 31, 2020, the Advisor has continued to pay all O&O Costs on behalf of the Company. Under U.S. GAAP, the Company's reimbursement liability pertaining to the O&O Costs is recorded as a component of due to related parties in the Company’s unaudited consolidated balance sheet. For NAV, such costs are recognized as a reduction in NAV as they are reimbursed.

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

Sensitivity Analysis

Assuming all other factors remain unchanged, the table below presents the estimated increase or decrease to our March 31, 2020 NAV for a change in the going-in capitalization rate and, where a DCF analysis was utilized, discount rates and terminal capitalization rates used in the Appraised Properties’ appraisals, a 5% change in the discount rates used to value our Debt Investments and a 5% change in the discount rates used to value our long-term debt:

Sensitivity Analysis	Range of NAV (Class A & I)			Range of NAV (Class T)
	Low	Concluded	High	Low	Concluded	High
Estimated Per Share NAV	$21.89	$23.74	$25.73	$21.88	$23.72	$25.71
Capitalization Rate - Appraised Properties	6.40%	6.10%	5.79%	6.40%	6.10%	5.79%
Cash Flow Discount Rate - Appraised Properties	7.25%	6.90%	6.56%	7.25%	6.90%	6.56%
Residual Discount Rate - Appraised Properties	7.64%	7.28%	6.92%	7.64%	7.28%	6.92%
Terminal Capitalization Rate - Appraised Properties	7.06%	6.72%	6.38%	7.06%	6.72%	6.38%
Discount Rate - Debt Investments	9.45%	9.00%	8.55%	9.45%	9.00%	8.55%
Discount Rate - Long-Term Debt Consolidated	4.15%	4.37%	4.59%	4.15%	4.37%	4.59%

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

If the Company is unable to raise substantial funds in the Offering, it will make fewer investments resulting in less diversification in terms of the type, number and size of investments it makes and the value of an investment in the Company will fluctuate with the performance of the limited assets it acquires. Further, the Company will have certain fixed operating expenses, including certain expenses as a REIT, regardless of whether it is able to raise substantial funds in the Offering. The Company’s inability to raise substantial funds would increase its fixed operating expenses as a percentage of gross income, reducing its net income and limiting its ability to make distributions. As of March 31, 2020, the Company has raised gross proceeds of $148,874,025 in the Offering.

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

As of March 31, 2020, the Company’s debt to tangible assets ratio was 40.4%. See Note 7 – Loans Payable of our outstanding debt arrangement as of March 31, 2020.

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

Cash Flows

The following table provides a breakdown of the net change in the Company’s cash and cash equivalents:

Three Months Ended March 31, 2020
Cash flows from operating activities	$1,431,044
Cash flows from investing activities	—
Cash flows from financing activities	9,240,321
Increase in cash and cash equivalents	$10,671,365

Operating Activities

During the three months ended March 31, 2020, net cash provided by operating activities was $1,431,044, compared to $331,826 of net cash used in operating activities for the three months ended March 31, 2019. The change was primarily due to an increase in net income of $451,419, an increase in depreciation and amortization expenses related to real estate assets and liabilities and deferred financing costs totaling $508,256, a net increase in working capital accounts of $710,226, and a decrease in gains from investments in real-estate related assets of $378,318, offset by a decrease in proceeds from investments in real estate-related assets of $285,349 (see “—Results of Operations”).

Investing Activities

Net cash used in investing activities was $0 for the three months ended March 31, 2020, compared to $17,080,113 for the three months ended March 31, 2019. The change was due to a decrease in purchases of interest in real estate-related assets of $17,080,113.

Financing Activities

During the three months ended March 31, 2020, net cash provided by financing activities was $9,240,321, compared to $12,640,588 for the three months ended March 31, 2019. The change was primarily due to a decrease in proceeds from common stock issued of $2,297,744, an increase in distributions of $465,364, an increase in payments for redemptions of common stock of $620,659, and an increase in non-controlling interest distributions of $16,500.

Distributions

The Company’s board of directors has authorized, and the Company has declared, distributions through August 14, 2020, in an amount equal to $0.004253787 per day (or approximately $1.55 on an annual basis) per Class A share, Class I share and Class T share, less, for holders of Class T shares, the distribution fees that are payable with respect to Class T shares. The distributions are payable by the 5th business day following each month end to stockholders of record at the close of business each day during the prior month.

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

To ensure that the Company has sufficient funds to cover cash distributions authorized and declared during the Offering, the Company and CFI entered into the Distribution Support Agreement. The terms of the agreement provide that in the event that cash distributions exceed MFFO, defined as a supplemental measure to reflect the operating performance of a non-traded REIT, for any calendar quarter through March 23, 2019, CFI shall purchase Class I shares from the Company in an amount equal to the distribution shortfall, up to $5 million (less the $2.0 million of shares purchased by CFI in order to satisfy the Minimum Offering Requirement). In addition to the shares purchased to satisfy the Minimum Offering Requirement, as of March 31, 2020, CFI has purchased $1,107,656 in Class I shares pursuant to the Distribution Support Agreement. As of March 31, 2020, CFI’s remaining obligation pursuant to the Distribution Support Agreement is limited to $1,892,344.

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

The following table summarizes the Company’s distributions declared during the three months ended March 31, 2020 and March 31, 2019.

	Three Months Ended March 31, 2019		Three Months Ended March 31, 2020
	Amount	Percent	Amount	Percent
Distributions
Paid in cash	$403,240	30%	$861,068	42%
Payable	497,096	36%	721,496	35%
Reinvested in shares	468,426	34%	475,817	23%
Total distributions	$1,368,762	100%	$2,058,381	100%
Sources of Distributions:
Operating cash flows	$—	0%	$1,431,044	70%
Offering proceeds pursuant to Distribution Support Agreement(1)	—	0%	—	0%
Offering proceeds	1,368,762	100%	627,337	30%
Total sources of distributions	$1,368,762	100%	$2,058,381	100%

Note:

(1) Pursuant to the Distribution Support Agreement, CFI will purchase Class I shares to the extent cash distributions exceed MFFO within 15 business days following the Company’s filing with the SEC of its periodic report for such calendar quarter or year.

During the three months ended March 31, 2020 the Company declared $2,058,381 of distributions to its shareholders (including those reinvested in shares pursuant to the DRP), compared to the Company’s total aggregate MFFO of $1,783,917 for the three months ended March 31, 2020, and the Company’s total aggregate net income of $502,076 for that period.

During the three months ended March 31, 2019 the Company declared $1,368,762 of distributions to its shareholders (including those reinvested in shares pursuant to the DRP), compared to the Company’s total aggregate MFFO of $867,901, and the Company’s total aggregate net income of $50,657 for that period.

Election as a REIT

The Company has elected and qualified to be taxed as a REIT under the Internal Revenue Code of 1986, as amended. The Company intends to operate in such a manner to qualify for taxation as a REIT, but no assurance can be given that the Company will operate in a manner so as to qualify or remain qualified as a REIT. In order to qualify and continue to qualify for taxation as a REIT, the Company generally must distribute annually at least 90% of the Company’s REIT taxable income. REITs are subject to a number of other organizational and operational requirements, including asset, income, share ownership, minimum distribution and other requirements. Even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, as well as federal income and excise taxes on its undistributed income.

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

Reimbursement of Organization and Offering Costs

The Advisor has agreed to pay, on behalf of the Company, all O&O Costs through the Escrow Break Anniversary. The Company was not required to reimburse the Advisor for payment of the O&O Costs prior to the Escrow Break Anniversary. After the Escrow Break Anniversary, the Advisor, in its sole discretion, may pay some or all of the additional O&O Costs incurred, but is not required to do so. To the extent the Advisor pays such additional O&O Costs, the Company is obligated to reimburse the Advisor subject to the 1% Cap. Following the Escrow Break Anniversary, the Company began reimbursing the Advisor for payment of the O&O Costs on a monthly basis, which will continue through the period ended May 18, 2021; provided, however, that the Company will not be obligated to pay any amounts that as a result of such payment would cause the aggregate payments for O&O Costs (less selling commissions, dealer manager fees and distribution fees) paid to the Advisor to exceed the 1% Cap as of such payment date. Any amounts not reimbursed in any period are included in determining any reimbursement for a subsequent period. As of March 31, 2020, the Advisor has continued to pay all O&O Costs on behalf of the Company.

Variable Interest Entities

A Variable Interest Entity (“VIE”) is an entity that lacks one or more of the characteristics of a voting interest entity. A VIE is defined as an entity in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The determination of whether an entity is a VIE includes both a qualitative and quantitative analysis. The Company bases the qualitative analysis on the Company’s review of the design of the entity, its organizational structure including decision-making ability and relevant financial agreements and the quantitative analysis on the forecasted cash flow of the entity. The Company reassesses the initial evaluation of an entity as a VIE upon the occurrence of certain reconsideration events. A VIE must be consolidated only by its primary beneficiary, which is defined as the party who, along with its affiliates and agents has both the: (i) power to direct the activities that most significantly impact the VIE’s economic performance and (ii) obligation to absorb the losses of the VIE or the right to receive the benefits from the VIE, which could be significant to the VIE. The Company determines whether it is the primary beneficiary of a VIE by considering qualitative and quantitative factors, including, but not limited to: which activities most significantly impact the VIE’s economic performance and which party controls such activities; the amount and characteristics of its investment; the obligation or likelihood for the Company or other interests to provide financial support; consideration of the VIE’s purpose and design, including the risks the VIE was designed to create and pass through to its variable interest holders and the similarity with and significance to the Company’s business activities and other interests. The Company reassesses the determination of whether it is the primary beneficiary of a VIE each reporting period. Significant judgments related to these determinations include estimates about the current and future fair value and performance of investments held by these VIEs and general market conditions. As of March 31, 2020, the Company concluded that it had investments in VIEs, and because the Company was deemed the primary beneficiary it consolidated such entities, as described in “Note 10 — Variable Interest Entities” in its accompanying unaudited consolidated financial statements included in Item 1. “Financial Statements (Unaudited) and Supplementary Data.”

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

Income Taxes

The Company has elected and qualified to be taxed as a REIT under the Internal Revenue Code of 1986, as amended. As a REIT, the Company will not be subject to U.S. federal income tax with respect to the portion of the Company’s income that meets certain criteria and is distributed annually to stockholders. The Company intends to operate in a manner that allows it to meet the requirements for taxation as a REIT. Many of these requirements, however, are highly technical and complex. The Company will monitor the business and transactions that may potentially impact the Company’s REIT status. If the Company were to fail to meet these requirements, it could be subject to U.S. federal income tax on the Company’s taxable income at regular corporate rates. The Company would not be able to deduct distributions paid to stockholders in any year in which it fails to qualify as a REIT. The Company would also be disqualified for the four taxable years following the year during which qualification was lost unless the Company was entitled to relief under specific statutory provisions.

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

See Note 2 – Summary of Significant Accounting Policies in the accompanying unaudited consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for information on other accounting policies.

Recent Accounting Pronouncements

See Note 2 – Summary of Significant Accounting Policies in the accompanying unaudited consolidated financial statements included in Part I, Item 1.

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

Off-Balance Sheet Arrangements

As of March 31, 2020, the Company had no off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on the Company’s financial condition, revenue and expenses, results of operations, liquidity, capital expenditures, or capital resources.

Contractual Obligations

The following table presents the future principal payment due under the Company’s GR Loan, FM Loan, CO Loan, DST Loan and Buchanan Loan agreements as of March 31, 2020, which represents the Company’s aggregate contractual obligations and commitments with payments due subsequent to March 31, 2020.

Year	Amount
2020 (remaining)	$—
2021	—
2022	—
2023	—
2024	—
Thereafter	84,145,184
Total	$84,145,184

Subsequent Events

Common Stock Repurchases

Subsequent to March 31, 2020, the Company received and completed three (3) eligible repurchase requests for a total of 8,181 shares in the amount of $197,510.

Investment by CFI pursuant to Distribution Support Agreement

On April 30, 2020, the Company’s sponsor, CFI, pursuant to the terms of the Distribution Support Agreement purchased 980.6 class I shares at a price of $25.11 per share for total amount of $24,623. This purchase was a true-up of a prior purchase amount based on a recalculation of such amount.

SF Property Rent Payment Abatement

Effective as of May 1, 2020, for a period of two (2) months, tenant's monthly rent payment of $48,839.44 will be abated with regards to the Company’s SF Property investment as a result of COVID-19. Absent tenant's further default under the lease, the landlord will not charge any late fees or interest related to the deferred rent.  Rent payments shall re-commence on July 1, 2020 pursuant to the existing lease terms and the two months of deferred rent will be repaid in equal parts over the period beginning July 1, 2020 and ending on December 1, 2020.

Status of the Offering

As of May 11, 2020, the Company had sold an aggregate of 5,930,054 shares of its common stock (consisting of 3,389,278 Class A shares, 1,412,819 Class T shares, and 1,127,957 Class I shares) in the Offering resulting in net proceeds of $146,317,849 to the Company as payment for such shares.

Distributions

On May 12, 2020, the Company’s board of directors authorized, and the Company declared, distributions for the period from May 15, 2020 to August 14, 2020, in an amount equal to $0.004253787 per day (or approximately $1.55 on an annual basis) per Class A share, Class I share and Class T share, less, for holders of Class T shares, the distribution fees that are payable with respect to Class T shares. The distributions are payable by the 5th business day following each month end to stockholders of record at the close of business each day during the prior month.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

The market risk associated with financial instruments and derivative financial instruments is the risk of loss from adverse changes in market prices or interest rates. The Company’s interest rate risk management objectives are to limit the impact of interest rate changes in earnings and cash flows and to manage overall borrowing costs. To achieve these objectives, from time to time, the Company may enter into interest rate hedge contracts such as swaps, collars and treasury lock agreements in order to mitigate interest rate risk with respect to various debt instruments. The Company would not hold or issue these derivative contracts for trading or speculative purposes. As of March 31, 2020, there are no such hedging contracts outstanding. The Company does not have any foreign operations and thus is not exposed to foreign currency fluctuations.

Interest Rate Risk

As of March 31, 2020, the Company had fixed rate debt of $84.1 million, and therefore, is not exposed to interest rate changes in LIBOR.

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

As of March 31, 2020, lease expirations related to the Company’s portfolio of real estate assets based on rental income were as follows:

•	2016 – 2020 – 0%
•	2021 – 2025 – 1%
•	2026 – 2030 – 20%
•	After 2030 – 79%

As of March 31, 2020, the industry concentration of the Company’s portfolio of real estate assets based on purchase price was as follows:

•	Office – 50%
•	Industrial – 28%
•	Retail – 22%

As of March 31, 2020, the geographic concentration of the Company’s portfolio of real estate assets based on purchase price was as follows:

•	Ohio – 26%
•	South Carolina – 20%
•	Michigan – 10%
•	Arizona – 9%
•	Texas – 7%
•	Oklahoma – 7%
•	Pennsylvania – 6%
•	California – 6%
•	Illinois – 6%
•	Arkansas – 3%

As of March 31, 2020, the Company’s portfolio of real estate assets was leased to the following tenants based on square footage:

•	Comenity Servicing LLC (a subsidiary of Alliance Data Systems Corporation) – 34%
•	Daimler – 21%
•	Walgreens – 17%
•	HOYA – 13%
•	Martin Brower – 13%
•	Williams Sonoma – 2%
Note:

Albertsons is the tenant of properties in which the Company has made an investment in real estate-related assets. The Company is invested in such properties indirectly through preferred equity and a mezzanine loan. Accordingly, Albertsons has been omitted from the above calculation detailing the Company’s tenant concentration. If Albertsons was included in the calculation as of March 31, 2020, Albertsons’ percentage of rentable square footage would be 82%.

As of March 31, 2020, the market concentration of the Company’s portfolio of real estate assets based on purchase price was as follows:

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of March 31, 2020, we were not involved in any material legal proceedings.

Item 1A. Risk Factors.

The Company has disclosed in Part 1. Item 1A. – “Risk Factors” in its Annual Report on Form 10-K for the year ended December 31, 2019, (File No. 333-214130), filed with the SEC, risk factors which materially affect its business, financial condition or results of operations. There have been no material changes from the risk factors previously disclosed, except as noted below. You should carefully consider the risk factors set forth in the Annual Report on Form 10-K for the year ended December 31, 2019 and the other information set forth elsewhere in this Quarterly Report on Form 10-Q. You should be aware that these risk factors and other information may not describe every risk facing the Company. Additional risks and uncertainties not currently known to the Company or that management currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

The current outbreak of the novel coronavirus, or COVID-19, or the future outbreak of any other highly infectious or contagious diseases, could adversely impact or cause disruption to our financial condition and results of operations. Further, the spread of the COVID-19 outbreak could cause severe disruptions in the U.S. and global economy, may further disrupt financial markets and could potentially create widespread business continuity issues.

In December 2019, a novel strain of coronavirus (COVID-19) was reported to have surfaced in Wuhan, China. COVID-19 has since spread to over 180 countries, including the United States. COVID-19 has also spread to every state in the United States. On March 11, 2020 the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020 the United States declared a national emergency with respect to COVID-19.

The potential impact and duration of COVID-19 or another pandemic could have short and long-term repercussions across regional and global economies and financial markets. The outbreak of COVID-19 in many countries, including the United States, continues to adversely impact global economic activity and has contributed to significant volatility and negative pressure in financial markets. The global impact of the outbreak has been rapidly evolving and, as cases of the virus have continued to be identified in additional countries, many countries, including the United States, have reacted by instituting quarantines and restrictions on travel.

A large majority of the states (including the states where our investments are located) and many cities and counties have instituted ongoing quarantines, restrictions on travel, “shelter in place” rules, restrictions on types of business that may continue to operate, and/or restrictions on types of construction projects that may continue. The COVID-19 outbreak, and future pandemics, could have a significant adverse impact on economic and market conditions of economies around the world, including the United States, and trigger a period of global economic slowdown or global recession.

The effects of COVID-19 or another pandemic on our and our tenants’ ability to successfully operate could be adversely impacted due to, among other factors:

•

the continued service and availability of personnel, including executive officers and other leaders that are part of the management team and the ability to recruit, attract and retain skilled personnel—to the extent management or personnel are impacted in significant numbers by the outbreak of pandemic or epidemic disease and are not available or allowed to conduct work, business and operating results may be negatively impacted;

•

difficulty accessing debt and equity capital on attractive terms, or at all, and a severe disruption and instability in the global financial markets or deteriorations in credit and financing conditions may affect us and our and our tenants’ ability to access capital necessary to fund business operations or replace or renew maturing liabilities on a timely basis, and may adversely affect the valuation of financial assets and liabilities, any of which could affect our ability to meet liquidity and capital expenditure requirements or have a material adverse effect on our business, financial condition, results of operations and cash flows;

•	ability to operate or operate in affected areas, or delays in the supply of products or services from the vendors that are needed to operate effectively;
•	tenants’ ability to pay rent on their leases or our ability to lease space in our properties on favorable terms if our properties become vacant;

•	our ability to ensure business continuity in the event our continuity of operations plan is not effective or improperly implemented or deployed during a disruption; and
•

our or our tenant’s ability to operate, which may cause business and operating results to decline or impact the ability to comply with regulatory obligations leading to reputational harm and regulatory issues or fines.

The rapid development and fluidity of this situation precludes any prediction as to the ultimate impact of COVID-19. The full extent of the impact and effects of COVID-19 on the future financial performance of our company, as a whole, and, specifically, on our properties and other investments are uncertain at this time. The impact will depend on future developments, including, among other factors, the duration and spread of the outbreak, along with related travel advisories and restrictions, the recovery time of the disrupted supply chains, the consequential staff shortages, and production delays, and the uncertainty with respect to the accessibility of additional liquidity or to the capital markets. COVID-19 and the current financial, economic and capital markets environment, and future developments in these and other areas present uncertainty and risk with respect to our performance, financial condition, results of operations and cash flows.

We may not be able to invest all of our offering proceeds promptly, which may cause our distributions and our stockholders’ investment returns to be lower than they otherwise would be.

The more shares we sell in the Offering, the greater our challenge will be to invest all of our net offering proceeds. We may have delays in investing our net proceeds promptly and on attractive terms. Pending investment, the net proceeds of the Offering may be invested in permitted temporary investments, which include short-term United States government securities, bank certificates of deposit and other short-term liquid investments. The rate of return on these investments, which affects the amount of cash available to make distributions to stockholders, has fluctuated in recent years and most likely will be less than the return obtainable from the type of investments in the real estate industry we seek to acquire or originate. Therefore, delays we encounter in the selection, due diligence and acquisition or origination of investments would likely limit our ability to pay distributions to our stockholders and lower their overall returns. In addition, cash and cash equivalents may potentially subject us to concentration of risk and at times, balances with any one financial institution may exceed the Federal Deposit Insurance Corporation insurance limits. As of March 31, 2020, the Company had approximately $28 million in cash.

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

Pursuant to the Distribution Support Agreement, in certain circumstances where our cash distributions exceed MFFO, our sponsor will purchase up to $5.0 million of Class I shares (which includes the shares our sponsor has purchased in order to satisfy the Minimum Offering Requirement) at the then current offering price per Class I share net of dealer manager fees to provide additional cash to support distributions to our stockholders. The sale of these shares will result in the dilution of the ownership interests of our public stockholders. Upon termination or expiration of the Distribution Support Agreement, we may not have sufficient cash available to pay distributions at the rate we had paid during preceding periods or at all. If we pay distributions from sources other than our cash flow from operations, we will have less cash available for investments, we may have to reduce our distribution rate, our net asset value may be negatively impacted and our stockholders overall return may be reduced. As of March 31, 2020, the Company has declared distributions of $12,203,015, of which 33% were paid using proceeds from the Offering.

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

Our Advisory Agreement provides that any operating expenses which have not been invoiced by the Advisor will not become our obligations. Without these provisions in our Advisory Agreement, such operating expenses, if invoiced, would likely be recorded as liabilities of ours, which, in turn, would likely have a negative effect on our NAV per share. Our Advisory Agreement provides that the Advisor will not invoice us for any reimbursement if the impact of such would result in the incurrence of an obligation in an amount that would result in our NAV per share for any class of shares to be less than $25.00. We may, however, incur and record an obligation to reimburse the Advisor, even if it would result in our NAV per share for any class of shares for such quarter to be less than $25.00, if our board of directors determines that the reasons for the decrease of our NAV per share below $25.00 were unrelated to our obligation to reimburse the Advisor for operating expenses. Our Advisory Agreement also provides that the Advisor may be reimbursed for previously unbilled operating expenses for prior periods in any subsequent quarter, subject to certain limitations, including the limitation related to the NAV per share of $25.00 referenced above and the 2%/25% Guidelines. The incurrence of previously unbilled operating expenses likely will have a negative effect on our NAV per share. As of March 31, 2020, the Advisor has incurred $8,138,640 of Unreimbursed Operating Expenses, including $694,417 of Unreimbursed Operating Expenses incurred during the three months ended March 31, 2020 that have not been invoiced to us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds of Registered Securities.

Unregistered Sales of Equity Securities

During the three months ended March 31, 2020, the Company did not complete any sales of unregistered securities.

Use of Proceeds

On March 23, 2017, the Company’s Registration Statement on Form S-11 (File No. 333-214310), was declared effective by the SEC. On May 18, 2017, the Company satisfied the Minimum Offering Requirement as a result of CFI purchasing $2.0 million in Class I shares at $25.00 per share. As of March 31, 2020, the Company’s NAV was $23.74 per Class A share, $23.72 per Class T share and $23.74 per Class I share, plus applicable selling commissions and dealer manager fees. Effective May 20, 2020, the new offering price will be $24.99 per Class A share, $24.20 per Class T share and $23.74 per Class I share.

During the three months ended March 31, 2020, the Company issued the following shares of common stock and raised the following gross proceeds in connection with the Offering:

	Shares sold	Gross offering proceeds
Offering	460,147	$11,751,225

For the period from the commencement of the Offering through March 31, 2020, the Company issued 5,767,032 shares of common stock generating total gross proceeds of $148,874,025 in the Offering.

During this time, the Company also incurred $4,462,854 in selling commissions net of Sponsor Support, and incurred $1,379,539 of distribution fees, in connection with the issuance and distribution of our registered securities. The Company made reimbursement payments of $741,671 for organization and offering expenses to the Advisor.

The net proceeds received from the Offering, after deducting the total expenses incurred as described above, were $142,289,961.

During the three months ended March 31, 2020, the ending cash and cash equivalents balance increased by $10,671,365 from December 31, 2019. For the period from the commencement of the Offering through March 31, 2020, the Company used proceeds of $111,399,829 to acquire real estate and to purchase interests in real estate-related assets.

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

The table below summarizes the repurchase activity for the three months ended March 31, 2020:

For the Month Ended	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Redeemed as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Redeemed Under the Plans or Programs(1)
January 31, 2020	17,555	$24.51	17,555	89,665
February 29, 2020	1,852	24.36	1,852	105,010
March 31, 2020	5,877	24.72	5,877	101,021
Total	25,284	$24.55	25,284	509,310

Note: (1) The Company limits the number of shares that may be redeemed per calendar month and per calendar year under the program as described above.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits listed below are included, or incorporated by reference, in this Quarterly Report on Form 10-Q.

EXHIBITS INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (and are numbered in accordance with Item 601 of Regulation S-K).

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

The following materials from Rodin Global Property Trust, Inc.’s Quarterly Report on Form 10-Q for the three months ended March 31, 2020 are formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Changes in Equity; (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RODIN GLOBAL PROPERTY TRUST, INC.

By:	/s/ Howard W. Lutnick
Howard W. Lutnick
Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)

	By:	/s/ Paul M. Pion
Paul M. Pion
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Dated: May 13, 2020