Form 10-Q
period 2020-09-30
Cantor Fitzgerald Income Trust, Inc.
filed 2020-11-13
CIK 1666244

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 11, 2020, the registrant had 3,470,451 Class AX Shares, 1,217,886 Class IX Shares, 1,482,846 Class TX Shares, 112,601 Class I Shares, 20,400 Class T Shares, 21,708 Class D Shares and 1,567 Class S Shares of $0.01 par value common stock outstanding.

CANTOR FITZGERALD INCOME TRUST, INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

CANTOR FITZGERALD INCOME TRUST, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2020	December 31, 2019
Assets
Investment in real estate, net of accumulated depreciation of $7,512,150 and $4,275,639, respectively	$155,868,888	$159,105,399
Cash and cash equivalents	36,782,307	17,305,001
Investments in real estate-related assets	24,400,000	24,400,000
Intangible assets, net of accumulated amortization of $3,552,143 and $1,876,930, respectively	19,134,522	20,809,735
Deferred rent receivable	1,653,321	1,225,863
Prepaid expenses and other assets	459,763	461,251
Due from related party	275,514	49,910
Accrued preferred return receivable	77,323	—
Accrued income from mezzanine loan investment	68,940	—
Stock subscriptions receivable	—	261,038
Total assets	$238,720,578	$223,618,197
Liabilities and Equity
Liabilities
Loans payable, net of deferred financing costs of $784,028 and $841,615, respectively	$83,361,156	$83,303,569
Intangible liabilities, net of accumulated amortization of $1,052,491 and $416,574, respectively	8,012,825	8,648,742
Due to related parties	1,682,579	2,057,181
Distributions payable	762,558	668,092
Deferred revenue	476,223	561,056
Accounts payable and accrued expenses	381,877	16,384
Restricted reserves	269,015	33,124
Accrued interest payable	262,649	273,200
Total liabilities	95,208,882	95,561,348
Stockholders' equity
Controlling interest
Preferred stock, $0.01 par value per share, 50,000,000 shares authorized, and 0 issued and outstanding at each September 30, 2020 and December 31, 2019	—	—
Class AX common stock, $0.01 par value per share, 10,000,000 shares authorized, and 3,477,940 and 3,158,796 issued and outstanding at September 30, 2020 and December 31, 2019, respectively	34,779	31,580
Class TX common stock, $0.01 par value per share, 5,000,000 shares authorized, and 1,482,663 and 1,327,819 issued and outstanding at September 30, 2020 and December 31, 2019, respectively	14,827	13,278
Class IX common stock, $0.01 par value per share, 5,000,000 shares authorized, and 1,213,296 and 853,734 issued and outstanding at September 30, 2020 and December 31, 2019, respectively	12,133	8,537
Class T common stock, $0.01 par value per share, 100,000,000 shares authorized, and 4,083 and 0 issued and outstanding at September 30, 2020 and December 31, 2019, respectively	41	—
Class S common stock, $0.01 par value per share, 20,000,000 shares authorized, and 0 issued and outstanding at each September 30, 2020 and December 31, 2019, respectively	—	—
Class D common stock, $0.01 par value per share, 60,000,000 shares authorized, and 0 issued and outstanding at each September 30, 2020 and December 31, 2019, respectively	—	—
Class I common stock, $0.01 par value per share, 200,000,000 shares authorized, and 13,736 and 0 issued and outstanding at September 30, 2020 and December 31, 2019, respectively	137	—
Additional paid-in capital	156,236,709	135,507,823
Retained earnings/accumulated deficit and cumulative distributions	(15,772,727)	(10,543,287)
Total controlling interest	140,525,899	125,017,931
Non-controlling interests in subsidiaries	2,985,797	3,038,918
Total stockholders' equity	143,511,696	128,056,849
Total liabilities and stockholders' equity	$238,720,578	$223,618,197

See accompanying notes to consolidated financial statements

CANTOR FITZGERALD INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2020	2019	2020	2019
Revenues:
Rental revenues	$3,069,547	$2,539,063	$9,208,642	$6,744,689
Preferred return income	237,123	234,439	706,214	297,338
Income from mezzanine loan investment	252,992	—	753,475	—
Tenant reimbursement income	300,156	221,714	1,177,981	816,709
Total revenues	3,859,818	2,995,216	11,846,312	7,858,736
Operating expenses (income):
General and administrative expenses	29,464	123,959	117,668	329,011
Depreciation and amortization	1,629,668	1,316,588	4,889,002	3,461,031
Management fees	461,891	502,445	1,328,016	1,570,345
Property operating expenses	286,322	221,714	1,264,516	816,709
Total operating expenses	2,407,345	2,164,706	7,599,202	6,177,096
Other income (expense):
Income from investments in real estate-related assets	—	177,156	—	878,378
Interest income	3,042	100,853	55,394	191,742
Interest expense	(990,020)	(901,999)	(2,948,724)	(2,297,501)
Total other income (expense)	(986,978)	(623,990)	(2,893,330)	(1,227,381)
Net income (loss)	$465,495	$206,520	$1,353,780	$454,259
Net income (loss) attributable to non-controlling interest	7,626	3,639	(9,121)	3,639
Net income (loss) attributable to common stockholders	$457,869	$202,881	$1,362,901	$450,620
Weighted average shares outstanding	6,148,092	4,709,406	5,875,372	4,244,768
Net income (loss) per common share - basic and diluted	$0.07	$0.04	$0.23	$0.11

See accompanying notes to consolidated financial statements

CANTOR FITZGERALD INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

	Controlling Interest
																Retained Earnings/
	Common Stock														Additional	Accumulated Deficit and	Non-	Total
	Class AX		Class TX		Class IX		Class I		Class T		Class D		Class S		Paid-In	Cumulative	controlling	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Distributions	interest	Equity
Balance as of January 1, 2019	2,116,562	$21,166	939,185	$9,392	401,639	$4,016	—	$—	—	$—	$—	$—	$—	$—	$84,467,731	$(4,737,537)	$179,950	$79,944,718
Common stock	263,629	2,636	113,727	1,137	148,278	1,483	—	—	—	—	—	—	—	—	13,599,025	—	—	13,604,281
Common stock repurchased	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Distribution reinvestment	12,509	125	4,570	46	1,573	16	—	—	—	—	—	—	—	—	468,239	—	—	468,426
Offering costs, commissions and fees	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(643,788)	—	—	(643,788)
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	50,657	(70)	50,587
Distributions declared on common stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,368,762)	—	(1,368,762)
Acquired non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Balance as of March 31, 2019	2,392,700	$23,927	1,057,482	$10,575	551,490	$5,515	—	$—	—	$—	$—	$—	$—	$—	$97,891,207	$(6,055,642)	$179,880	$92,055,462
Common stock	274,447	2,745	88,364	884	111,436	1,115	—	—	—	—	—	—	—	—	12,359,412	—	—	12,364,156
Common stock repurchased	(18,774)	(188)	(3,037)	(30)	—	—	—	—	—	—	—	—	—	—	(542,663)	—	—	(542,881)
Distribution reinvestment	14,013	140	5,038	50	2,059	20	—	—	—	—	—	—	—	—	533,057	—	—	533,267
Offering costs, commissions and fees	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(598,424)	—	—	(598,424)
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	197,082	—	197,082
Distributions declared on common stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,582,417)	—	(1,582,417)
Acquired non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	4,476,918	—	80,898	4,557,816
Balance as of June 30, 2019	2,662,386	$26,624	1,147,847	$11,479	664,985	$6,650	—	$—	—	$—	$—	$—	$—	$—	114,119,507	$(7,440,977)	$260,778	$106,984,061
Common stock	266,476	2,665	69,963	699	94,181	941	—	—	—	—	—	—	—	—	11,092,723	—	—	11,097,028
Common stock repurchased	(8,651)	(87)	—	—	—	—	—	—	—	—	—	—	—	—	(213,553)	—	—	(213,640)
Distribution reinvestment	15,130	151	5,721	57	2,375	24	—	—	—	—	—	—	—	—	584,762	—	—	584,994
Offering costs, commissions and fees	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(380,998)	—	—	(380,998)
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	202,881	3,639	206,520
Distributions declared on common stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,767,313)	—	(1,767,313)
Acquired non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	2,903,661	2,903,661
Balance as of September 30, 2019	2,935,341	$29,353	1,223,531	$12,235	761,541	$7,615	—	$—	—	$—	$—	$—	$—	$—	125,202,441	$(9,005,409)	$3,168,078	$119,414,313

See accompanying notes to consolidated financial statements

CANTOR FITZGERALD INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

	Controlling Interest
																Retained Earnings/
	Common Stock														Additional	Accumulated Deficit and	Non-	Total
	Class AX		Class TX		Class IX		Class I		Class T		Class D		Class S		Paid-In	Cumulative	controlling	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Distributions	interest	Equity
Balance as of January 1, 2020	3,158,796	$31,580	1,327,819	$13,278	853,734	$8,537	—	$—	—	$—	$—	$—	$—	$—	$135,507,823	$(10,543,287)	$3,038,918	$128,056,849
Common stock	150,441	1,512	66,220	662	215,102	2,151	—	—	—	—	—	—	—	—	11,035,494	—	—	11,039,819
Common stock repurchased	(17,256)	(173)	(8,028)	(80)	—	—	—	—	—	—	—	—	—	—	(620,406)	—	—	(620,659)
Distribution reinvestment	17,854	179	6,722	67	3,808	38	—	—	—	—	—	—	—	—	711,122	—	—	711,406
Offering costs, commissions and fees	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(381,233)	—	—	(381,233)
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	500,845	1,231	502,076
Distributions declared on common stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,058,381)	—	(2,058,381)
Acquired non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(16,500)	(16,500)
Balance as of March 31, 2020	3,309,835	$33,098	1,392,733	$13,927	1,072,644	$10,726	—	$—	—	$—	$—	$—	$—	$—	$146,252,800	$(12,100,823)	$3,023,649	$137,233,377
Common stock	144,689	1,447	49,180	492	89,113	892	—	—	—	—	—	—	—	—	7,113,748	—	—	7,116,579
Common stock repurchased	(62,524)	(625)	(8,544)	(85)	(15,887)	(159)	—	—	—	—	—	—	—	—	(2,021,342)	—	—	(2,022,211)
Distribution reinvestment	18,823	188	7,391	74	5,723	57	—	—	—	—	—	—	—	—	785,939	—	—	786,258
Offering costs, commissions and fees	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(288,354)	—	—	(288,354)
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	404,187	(17,978)	386,209
Distributions declared on common stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,209,823)	—	(2,209,823)
Acquired non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(27,500)	(27,500)
Balance as of June 30, 2020	3,410,823	$34,108	1,440,760	$14,408	1,151,593	$11,516	—	$—	—	$—	$—	$—	$—	$—	$151,842,791	$(13,906,459)	$2,978,171	$140,974,535
Common stock	79,333	793	35,693	356	58,024	581	13,736	137	4,083	41	—	—	—	—	4,619,970	—	—	4,621,878
Common stock repurchased	(32,490)	(325)	(1,941)	(19)	(2,969)	(30)	—	—	—	—	—	—	—	—	(884,560)	—	—	(884,934)
Distribution reinvestment	20,274	203	8,151	82	6,648	66	—	—	—	—	—	—	—	—	831,338	—	—	831,689
Offering costs, commissions and fees	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(172,830)	—	—	(172,830)
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	457,869	7,626	465,495
Distributions declared on common stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,324,137)	—	(2,324,137)
Acquired non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Balance as of September 30, 2020	3,477,940	$34,779	1,482,663	$14,827	1,213,296	$12,133	13,736	$137	4,083	$41	$—	$—	$—	$—	$156,236,709	$(15,772,727)	$2,985,797	$143,511,696

See accompanying notes to consolidated financial statements

CANTOR FITZGERALD INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months
	Ended September 30,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$1,353,780	$454,259
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,946,590	3,504,071
Gains from investments in real estate-related assets	—	(878,378)
Amortization of above-market lease intangibles	22,721	22,721
Amortization of below-market lease intangibles	(635,917)	(244,066)
Changes in assets and liabilities:
Proceeds from investments in real estate-related assets	—	1,502,990
(Increase) in deferred rent receivable	(427,458)	(727,152)
(Increase) in accrued preferred return receivable	(77,323)	(76,241)
(Increase) in accrued income from mezzanine loan investment	(68,940)	—
Decrease in prepaid expenses and other assets	1,488	3,647
(Increase) in due from related party	(275,464)	—
Increase/(decrease) in due to related parties	34,158	(1,319,999)
(Decrease)/increase in deferred revenue	(84,833)	46,038
Increase/(decrease) in restricted reserves	235,891	(19,904)
Increase/(decrease) in accounts payable and accrued expenses	25,161	(3,000)
(Decrease)/increase in accrued interest payable	(10,551)	79,360
Net cash provided by operating activities	5,039,303	2,344,346
Cash flows from investing activities:
Acquisition of real estate	—	(9,282,381)
Purchase of interest in real estate-related assets	—	(20,656,319)
Cash used in investing activities	—	(29,938,700)
Cash flows from financing activities:
Proceeds from issuance of common stock, net	21,293,396	36,158,200
Distributions	(4,168,522)	(2,960,818)
Payments from redemptions of common stock	(2,642,871)	(756,521)
Non-controlling interest distributions	(44,000)	—
Net cash provided by financing activities	14,438,003	32,440,861
Net increase in cash and cash equivalents	19,477,306	4,846,507
Cash and cash equivalents, at beginning of period	17,305,001	14,046,766
Cash and cash equivalents, at end of period	$36,782,307	$18,893,273
Supplemental disclosure of cash flow information:
Cash paid for interest	$2,901,688	$2,175,102
Non-cash investing and financing activities:
Distribution reinvestment	$2,329,353	$1,586,687
Distributions payable	$94,466	$170,987
Assumption of loans payable in conjunction with acquisitions of real estate	$—	$22,175,637
Fair value adjustment related to consolidation of net assets	$—	$4,476,918
Acquired non-controlling interests	$—	$3,167,078

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

On February 2, 2016, the Company was capitalized with a $200,001 investment by the Company’s sponsor, Cantor Fitzgerald Investors, LLC (“CFI”) through the purchase of 8,180 Class A shares. In addition, a wholly owned subsidiary of CFI, Cantor Fitzgerald Income Trust OP Holdings, LLC, formerly known as Rodin Global Property Trust OP Holdings, LLC, (the “Special Unit Holder”), has invested $1,000 in the Operating Partnership and has been issued a special class of limited partnership units (“Special Units”), which is recorded as a non-controlling interest on the consolidated balance sheet as of September 30, 2020. The Company registered with the Securities and Exchange Commission (“SEC”) an offering of up to $1.25 billion in shares of common stock, consisting of up to $1.0 billion in shares in the Company’s primary offering (the “Primary Offering”) and up to $250 million in shares pursuant to its distribution reinvestment plan (the “DRP”, and together with the Primary Offering, the “Initial Offering”). On May 18, 2017, the Company satisfied the minimum offering requirement as a result of CFI’s purchase of $2.0 million in Class I shares (the “Minimum Offering Requirement”). On March 20, 2020, the Company filed a registration statement on Form S-11 with the SEC for a proposed second public offering (the “Follow-On Offering”). Subsequently, on July 31, 2020, the Company terminated the Primary Offering but is continuing to offer up to $50.0 million of common stock pursuant to the DRP. On August 10, 2020, the SEC declared the Follow-On Offering effective. In the Follow-On Offering, the Company is offering up to $1 billion in shares of common stock in a primary offering on a best efforts basis and $250 million in shares of common stock to be issued pursued to DRP. On July 30, 2020, the Company, amended its charter (as amended, the “Charter”) to redesignate its currently issued and outstanding Class A shares of common stock, Class T shares of common stock and Class I shares of common stock as “Class AX Shares,” “Class TX Shares” and “Class IX Shares,” respectively. In addition, on July 30, 2020, as set forth in the Charter, the Company has reclassified the authorized but unissued portion of its common stock into four additional classes of common stock: Class T Shares, Class S Shares, Class D Shares, and Class I Shares. The Class AX shares, Class TX shares and Class IX shares generally have the same rights, including voting rights, as the Class T shares, Class S shares, Class D shares and Class I shares that the Company is offering pursuant to the Follow-On Offering (Refer to Note 8 – Stockholders’ Equity).

Upon commencement of the Follow-On Offering, on August 10, 2020, the Company began operating as a non-exchange traded perpetual-life REIT instead of operating as a REIT of finite duration. In connection with the determination to operate as a perpetual-life REIT, the Company’s board of directors has determined to update the Company’s investment strategy. Prior to the commencement of the Follow-On Offering, the Company’s investment strategy was focused primarily on the acquisition of single-tenant net leased commercial properties located in the United States, United Kingdom and other European countries, as well as origination and investment in loans related to net leased commercial properties. Currently, the Company intends to invest in a diversified portfolio of stabilized income-producing commercial real-estate and debt secured by commercial real estate located primarily in the United States. The Company will seek to invest: (a) at least 80% of its assets in properties and real estate-related debt; and (b) up to 20% of its assets in real estate-related securities.

As of September 30, 2020, the Company owned the following investments:

•	A retail property located in Grand Rapids, Michigan (the “GR Property”).
•	An office property located in Fort Mill, South Carolina (the “FM Property”).
•	An office property located in Columbus, Ohio (the “CO Property”).
•	A flex industrial property located in Lewisville, TX (the “Lewisville Property”).

CANTOR FITZGERALD INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

CANTOR FITZGERALD INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The Company evaluates all of its investments in real estate-related assets to determine if they are VIEs utilizing judgments and estimates that are inherently subjective. If different judgments or estimates were used for these evaluations, it could result in differing conclusions as to whether or not an entity is a VIE and whether or not to consolidate such entity. As of September 30, 2020 and December 31, 2019, the Company concluded that it had investments in VIEs, and because the Company was the primary beneficiary, it consolidated the entities. Refer to Note 10 — Variable Interest Entities for additional information.

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

Deferred Rent Receivable

Deferred rent receivable represents rent earned in excess of rent received as a result of straight-lining rents over the terms of the leases on the FM Property, the CO Property, the Lewisville Property, the SF Property, the Buchanan Property and the DST in accordance with ASC Topic 842, Leases. As of September 30, 2020 and December 31, 2019, Deferred rent receivable was $1,653,321 and $1,225,863, respectively.

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

The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate assets may not be recoverable. Impairment indicators that the Company considers include, but are not limited to, bankruptcy or other credit concerns of a property’s major tenant, such as a history of late payments, rental concessions and other factors, a significant decrease in a property’s revenues due to lease terminations, vacancies, co-tenancy clauses, reduced lease rates or other circumstances. When indicators of potential impairment are present, the Company assesses the recoverability of the assets by determining whether the carrying amount of the assets will be recovered through the undiscounted future cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying amount, the Company will adjust the real estate assets to their respective fair values and recognize an impairment loss. Generally, fair value is determined using a discounted cash flow analysis and recent comparable sales transactions. No impairment losses were recorded during the three and nine months ended September 30, 2020 or September 30, 2019 after the Company assessed the recoverability of its assets. As of September 30, 2020 and December 31, 2019, no impairment losses have been identified.

Investments in Real Estate-Related Assets

Mezzanine Loan Investment

The Company has made a mezzanine loan investment through the Illinois SPE. Mezzanine loan investments are generally intended to be held for investment and, accordingly, are carried at cost, net of unamortized fees, premiums, discounts and unfunded commitments. Mezzanine loan investments that are deemed to be impaired are carried at amortized cost less a loss reserve, if deemed appropriate. Mezzanine loan investments for which the Company does not have the intent to hold the investment for the foreseeable future or until its expected payoff are classified as held for sale and recorded at the lower of cost or estimated value.

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

CANTOR FITZGERALD INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Income recognition is suspended for a mezzanine loan investment at the earlier of the date at which payments become 90-days past due or when, in the opinion of management, a full recovery of income and principal becomes doubtful. When the ultimate collectability of the principal of an impaired mezzanine loan investment is in doubt, all payments are applied to principal under the cost recovery method. When the ultimate collectability of the principal of an impaired mezzanine loan investment is not in doubt, contractual income from mezzanine loan is recorded as income from mezzanine loan when received, under the cash basis method until an accrual is resumed when the mezzanine loan investment becomes contractually current and performance is demonstrated to be resumed. A mezzanine loan investment is written off when it is no longer realizable and/or legally discharged. No impairment losses were recorded during the three and nine months ended September 30, 2020 or September 30, 2019 after the Company assessed the recoverability of its assets. As of September 30, 2020 and December 31, 2019, no impairment losses have been identified.

Preferred Equity Investment

The Company has made a preferred equity investment in the Pennsylvania SPE, an entity that holds commercial real estate. Preferred equity investments are generally intended to be held to maturity and, accordingly, are carried at cost, net of unamortized fees, premium, discount and unfunded commitments. Preferred Equity investments that are deemed to be impaired are carried at amortized cost less a loss reserve, if deemed appropriate. Preferred equity investments where the Company does not have the intent to hold the investment for the foreseeable future or until its expected payoff are classified as held for sale and recorded at the lower of cost or estimated value.

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

Income recognition is suspended for a preferred equity investment at the earlier of the date at which payments become 90-days past due or when, in the opinion of management, a full recovery of income and principal becomes doubtful. When the ultimate collectability of the principal of an impaired preferred equity investment is in doubt, all payments are applied to principal under the cost recovery method. When the ultimate collectability of the principal of an impaired preferred equity investment is not in doubt, contractual preferred return income is recorded as preferred return income when received, under the cash basis method until an accrual is resumed when the preferred return investment becomes contractually current and performance is demonstrated to be resumed. A preferred return investment is written off when it is no longer realizable and/or legally discharged. No impairment losses were recorded during the nine months ended September 30, 2020 or September 30, 2019 after the Company assessed the recoverability of its assets. As of September 30, 2020 and December 31, 2019, no impairment losses have been identified.

Deferred Financing Costs

Costs incurred in connection with obtaining financing are capitalized and amortized over the term of the related loan on a straight-line basis, which approximates the effective interest method. The carrying value of the deferred financing costs at September 30, 2020 and December 31, 2019 was $784,028 and $841,615, respectively, which is net of accumulated amortization of $138,768 and $81,181, respectively, and recorded as an offset to the related debt. For the nine months ended September 30, 2020 and September 30, 2019, amortization of deferred financing costs was $57,587 and $43,039, respectively, and for the three months ended September 30, 2020 and September 30, 2019, amortization of deferred financing costs was $19,274 and $17,487, respectively, and is included in Interest expense on the accompanying consolidated statements of operations.

Revenue Recognition

Rental revenue is recognized on a straight-line basis over the life of the respective leases.

CANTOR FITZGERALD INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Preferred return income from the Company’s preferred equity investment is recognized when earned and accrued based on the outstanding investment balance.

Income from mezzanine loan investment is recognized when earned and accrued based on the outstanding loan balance.

Stock Subscriptions Receivable

As prescribed by ASC Topic 505, Equity, Stock subscriptions receivable represent the purchase of common stock for which the Company has not yet received payment from the purchaser. As of September 30, 2020 and December 31, 2019, Stock subscriptions receivable were $0 and $261,038, respectively. The amount of outstanding Stock subscriptions receivable as of December 31, 2019 was received by the Company during January 2020.

Due from Related Party

Due from related party includes amounts owed to the Company by CFI pursuant to the terms of the sponsor support agreement for the reimbursement of selling commissions and dealer manager fees, as well as other amounts due from the Advisor, which at September 30, 2020 and December 31, 2019 was $275,514 and $49,910, respectively. The amount of Sponsor Support (as defined below in Note 9 – Related Party Transactions) outstanding at September 30, 2020 was received by the Company during October 2020.

Deferred Revenue

Deferred revenue represents unearned rent received in advance from tenants at certain of the Company’s properties, which at September 30, 2020 and December 31, 2019 was $476,223 and $561,056, respectively.

Restricted Reserves

Restricted reserves is comprised of amounts received from tenants at certain of the Company’s properties for recoverable property operating expenses to be paid by the Company on behalf of the tenants, pursuant to the terms of the respective net lease arrangements, which at September 30, 2020 and December 31, 2019 was $269,015 and $33,124, respectively.

Tenant Reimbursement Income

Certain property operating expenses, including real estate taxes and insurance, among others, are paid by the Company and are reimbursed by the tenants of the Company’s properties pursuant to the terms of the respective net leases. These reimbursements are reflected as Tenant reimbursement income in the accompanying consolidated statements of operations, which, for the nine months ended September 30, 2020 and September 30, 2019 was $1,177,981 and $816,709, respectively, and for the three months ended September 30, 2020 and September 30, 2019 was $300,156 and $221,714, respectively.

Property Operating Expenses

Certain property operating expenses, including real estate taxes and insurance, among others, are paid by the Company and may be reimbursed by the tenants of the Company’s properties pursuant to the terms of the respective net leases. These expenses incurred are reflected as Property operating expenses in the accompanying consolidated statements of operations, which for the nine months ended September 30, 2020 and September 30, 2019 was $1,264,516 and $816,709, respectively, and for the three months ended September 30, 2020 and September 30, 2019 was $286,322 and $221,714, respectively.

Due to Related Parties

Due to related parties is comprised of amounts contractually owed by the Company for various services provided to the Company from related parties, which at September 30, 2020 and December 31, 2019 was $1,682,579 and $2,057,181, respectively (See Note 9 – Related Party Transactions).

CANTOR FITZGERALD INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Organization and Offering Costs

The Advisor has agreed to pay, on behalf of the Company, all organizational and offering costs (including legal, accounting, and other costs attributable to the Company’s organization and offering, but excluding upfront selling commissions, dealer manager fees and distribution fees) (“O&O Costs”) through the first anniversary of the date on which the Company satisfied the Minimum Offering Requirement, which was May 18, 2018 (the “Escrow Break Anniversary”). After the Escrow Break Anniversary, the Advisor, in its sole discretion, may pay some or all of the additional O&O Costs incurred, but is not required to do so. To the extent the Advisor pays such additional O&O Costs, the Company is obligated to reimburse the Advisor subject to the 1% Cap (as defined below). Following the Escrow Break Anniversary, the Company began reimbursing the Advisor for payment of O&O Costs on a monthly basis, which will continue through the period ended May 18, 2021; provided, however, that the Company will not be obligated to pay any amounts that as a result of such payment would cause the aggregate payments for O&O Costs (less selling commissions, dealer manager fees and distribution fees) paid to the Advisor to exceed 1% of gross proceeds from all the Company’s public offerings (the “1% Cap”), as of such payment date. Any amounts not reimbursed in any period shall be included in determining any reimbursement liability for a subsequent period. As of September 30, 2020, the Advisor has continued to pay all O&O Costs on behalf of the Company.

As of September 30, 2020 and December 31, 2019, the Advisor has incurred O&O Costs on the Company’s behalf of $10,210,827 and $8,613,586, respectively. As of September 30, 2020 and December 31, 2019, the Company is obligated to reimburse the Advisor for O&O Costs in the amount of $474,808 and $789,661, respectively, which is included within Due to related parties in the accompanying consolidated balance sheets. As of September 30, 2020 and December 31, 2019, organizational costs of $90,678 and $90,232, respectively, were expensed and offering costs of $1,502,557 and $1,287,203, respectively, were charged to stockholders’ equity. As of September 30, 2020 and December 31, 2019, the Company has made reimbursement payments of $1,118,427 and $587,774, respectively, to the Advisor for O&O Costs incurred.

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

Earnings Per Share

Basic net income (loss) per share of common stock is determined by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is determined by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period, including common stock equivalents. As of September 30, 2020 and December 31, 2019, there were no material common stock equivalents that would have a dilutive effect on net income (loss) per share for common stockholders. All classes of common stock are allocated net income (loss) at the same rate per share.

For the three and nine months ended September 30, 2020, basic and diluted net income per share was $0.07 and $0.23, respectively. For the three and nine months ended September 30, 2019, basic and diluted net income per share was $0.04 and $0.11, respectively.

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

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The standard is expected to reduce complexity and improve comparability of financial reporting associated with accounting for convertible instruments and contracts in an entity’s own equity. The ASU also enhances information transparency by making targeted improvements to the related disclosures guidance. Additionally, the amendments affect the diluted EPS calculation for instruments that may be settled in cash or shares and for convertible instruments. The new standard will become effective for the Company beginning January 1, 2024 and can be applied using either a modified retrospective or a fully retrospective method of transition. Early adoption is permitted, but no earlier than beginning January 1, 2021. Management is currently evaluating the impact of the new guidance on the Company’s unaudited consolidated financial statements.

Note 3 – Investment in Real Estate

Investment in real estate, net consisted of the following at September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
Building and building improvements	$140,185,153	$140,185,153
Land	23,195,885	23,195,885
Total	163,381,038	163,381,038
Accumulated depreciation	(7,512,150)	(4,275,639)
Investment in real estate, net	$155,868,888	$159,105,399

CANTOR FITZGERALD INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of September 30, 2020, the Company owned interests in 13 real properties as described below:

Portfolio	Ownership Percentage	Location	Number of Properties	Square Feet	Remaining Lease Term(1)	Annualized Rental Income(2)	Acquisition Date	Purchase Price(3)
Walgreens Grand Rapids ("GR Property")	100%	Grand Rapids, MI	1	14,552	11.8 years	$500,000	July 2017	$7,936,508
CF Net Lease Portfolio IV DST ("DST Properties")	100%	Various	7	103,537	11.1 years	$2,323,749	September 2017	$35,706,642
Daimler Trucks North America Office Building ("FM Property")	100%	Fort Mill, SC	1	150,164	8.2 years	$2,670,638	February 2018	$40,000,000
Alliance Data Systems Office Building ("CO Property")	100%	Columbus, OH	1	241,493	11.9 years	$3,362,844	July 2018	$46,950,000
Hoya Optical Labs of America ("Lewisville Property")	100%	Lewisville, TX	1	89,473	7.7 years	$937,060	November 2018	$14,120,000
Williams Sonoma Office Building ("SF Property")(4)	75%	San Francisco, CA	1	13,907	1.2 years	$582,860	September 2019	$11,600,000
Martin Brower Industrial Buildings ("Buchanan Property")	100%	Phoenix, AZ	1	93,302	11.4 years	$1,083,444	November 2019	$17,300,000
(1)	Reflects number of years remaining until the tenant’s first termination option.
(2)	Reflects the average annualized rental income for the lease.
(3)	Reflects the contract purchase price at 100% ownership as opposed to adjusted for current ownership percentage as applicable.
(4)

Effective as of May 1, 2020, for a period of two (2) months, the tenant's monthly rent payment of $48,839 was abated with regards to the Company’s SF Property investment as a result of COVID-19. Absent the tenant's default under the terms of the rent deferral agreement or the lease, the landlord will not charge any late fees or interest related to the deferred rent. Rent payments re-commenced on July 1, 2020 pursuant to the existing lease terms and the two months of deferred rent is being repaid in equal parts over the period beginning July 1, 2020 and ending on December 1, 2020.

As of September 30, 2020, all of the Company’s properties were 100% leased and occupied.

Note 4 - Intangibles

The amortization of acquired above-market and/or below-market leases is recorded as an adjustment to Rental revenue on the consolidated statements of operations. For the nine months ended September 30, 2020 and September 30, 2019, the net amount of such amortization was included as an increase to rental income of $613,196 and $221,345, respectively. For the three months ended September 30, 2020 and September 30, 2019, the net amount of such amortization was included as an increase to rental income of $204,398 and $82,061, respectively.

The amortization of in-place leases is recorded as an adjustment to Depreciation and amortization expense on the consolidated statements of operations. For the nine months ended September 30, 2020 and September 30, 2019, the net amount of such amortization was $1,652,492 and $986,222, respectively, and for the three months ended September 30, 2020 and September 30, 2019, the amount of such amortization was $550,831 and $394,010, respectively.

CANTOR FITZGERALD INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of September 30, 2020 and December 31, 2019, the gross carrying amount and accumulated amortization of the Company’s intangible assets consisted of the following:

	September 30, 2020	December 31, 2019
Intangible assets:
In-place lease intangibles	$22,234,766	$22,234,766
Above-market lease intangibles	451,899	451,899
Total intangible assets	22,686,665	22,686,665
Accumulated amortization:
In-place lease amortization	(3,454,947)	(1,802,455)
Above-market lease amortization	(97,196)	(74,475)
Total accumulated amortization	(3,552,143)	(1,876,930)
Intangible assets, net	$19,134,522	$20,809,735

The estimated future amortization on the Company’s intangible assets for each of the next five years and thereafter as of September 30, 2020 is as follows:

Year	In-place Lease Intangibles	Above-market Lease Intangibles	Total
2020 (remaining)	$550,830	$7,574	$558,404
2021	2,203,322	30,295	2,233,617
2022	1,757,989	30,295	1,788,284
2023	1,757,989	30,295	1,788,284
2024	1,757,989	30,295	1,788,284
Thereafter	10,751,700	225,949	10,977,649
	$18,779,819	$354,703	$19,134,522

As of September 30, 2020 and December 31, 2019, the gross carrying amount and accumulated amortization of the Company’s Intangible liabilities consisted of the following:

	September 30, 2020	December 31, 2019
Intangible liabilities:
Below-market lease intangibles	$9,065,316	$9,065,316
Accumulated amortization:
Below-market lease amortization	(1,052,491)	(416,574)
Intangible liabilities, net	$8,012,825	$8,648,742

The estimated future amortization on the Company’s intangible liabilities for each of the next five years and thereafter as of September 30, 2020 is as follows:

Year	Below-market Lease Intangibles
2020 (remaining)	$211,970
2021	847,890
2022	687,001
2023	687,001
2024	687,001
Thereafter	4,891,962
$8,012,825

CANTOR FITZGERALD INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 5 - Five Year Minimum Rental Payments

The estimated future minimum rents the Company expects to receive for the GR Property, FM Property, CO Property, Lewisville Property, the DST Properties, SF Property, and the Buchanan Property for each of the next five years and thereafter through the end of the primary term as of September 30, 2020 is as follows:

Year	GR Property	FM Property	CO Property	Lewisville Property	DST Properties	SF Property	Buchanan Property	Total
2020 (remaining)	125,000	627,310	801,358	222,314	548,989	146,518	258,714	2,730,203
2021	500,000	2,560,296	3,216,864	915,933	2,209,683	586,073	1,034,857	11,023,706
2022	500,000	2,611,352	3,251,284	915,933	2,305,756	—	1,034,857	10,619,182
2023	500,000	2,663,909	3,286,073	943,411	2,305,756	—	1,075,458	10,774,607
2024	500,000	2,716,467	3,321,234	943,411	2,305,756	—	1,079,150	10,866,018
Thereafter	4,250,000	11,419,972	26,929,125	3,415,571	16,664,853	—	8,017,615	70,697,136
Total	$6,375,000	$22,599,306	$40,805,938	$7,356,573	$26,340,793	$732,591	$12,500,651	$116,710,852

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

Subsequent to January 2, 2019, the Company purchased additional membership interests in the Pennsylvania SPE from CFI totaling $7,025,647, bringing the Company’s total investment in the Pennsylvania SPE to $11,805,000 and the Company’s interest in the Pennsylvania SPE to 100%. Accordingly, on December 24, 2019, the Company entered into a Back-Up Indemnification Agreement, whereby the Company assumed all of the past, present and future obligations and liabilities of CFREH under the CFREH Indemnification Agreement, and CFREH was released of such obligations. As of the date hereof, there are no outstanding claims or obligations under the CFREH Indemnification Agreement.

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

CANTOR FITZGERALD INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Subsequent to January 2, 2019, the Company purchased additional membership interests in the Illinois SPE from CFI totaling $7,495,810, bringing the Company’s total investment in the Illinois SPE to $12,595,000 and the Company’s interest in the Illinois SPE to 100%. Subject to the limitations in the Company’s charter, the purchase price for any membership interests purchased from CFI was equal to CFI’s purchase price in exchange for such membership interests.

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

CANTOR FITZGERALD INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The results of operations for the Company’s investments in real estate-related assets for the three and nine months ended September 30, 2020 and September 30, 2019 are summarized below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
DST Properties(2)	2020	2019	2020	2019
Revenues	$580,938	$580,938	$1,742,812	$1,742,813
Operating expenses	(317,838)	(351,265)	(954,604)	(842,560)
Other expenses, net	(264,041)	(264,040)	(786,383)	(783,511)
Net income (loss)	$(941)	$(34,367)	$1,825	$116,742

Net income (loss) attributable to the Company(1)	$—	$—	$—	$137,147

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
CO Property(3)	2020	2019	2020	2019
Revenues	$840,711	$840,711	$2,522,133	$2,522,133
Operating expenses	(364,011)	(363,351)	(1,091,538)	(1,090,742)
Other expenses, net	(346,160)	(344,441)	(1,030,548)	(1,033,377)
Net income (loss)	$130,540	$132,919	$400,047	$398,014

Net income (loss) attributable to the Company(1)	$—	$—	$—	$(11,177)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Pennsylvania SPE(4)	2020	2019	2020	2019
Revenues	$237,123	$233,805	$706,214	$691,249
Operating expenses	(120)	(225)	(345)	(492)
Other expenses, net	88	1,072	1,339	3,340
Net income (loss)	$237,091	$234,652	$707,208	$694,097

Net income (loss) attributable to the Company(1)	$—	$—	$—	$253,441

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Illinois SPE(5)	2020	2019	2020	2019
Revenues	$252,992	$249,451	$753,475	$737,507
Operating expenses	(120)	(210)	(345)	(482)
Other expenses, net	94	1,157	1,424	3,604
Net income (loss)	$252,966	$250,398	$754,554	$740,629

Net income (loss) attributable to the Company(1)	$—	$177,156	$—	$498,967
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

As of September 30, 2020 and December 31, 2019, the Company’s Loans payable balance was $83,361,156 and $83,303,569, net of deferred financing costs, respectively. As of September 30, 2020 and December 31, 2019, deferred financing costs were $784,028 and $841,615, net of accumulated amortization of $138,768 and $81,181, respectively, which has been accounted for within Interest expense on the consolidated statements of operations.

CANTOR FITZGERALD INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Information on the Company’s Loans payable as of September 30, 2020 and December 31, 2019 is as follows:

Description	September 30, 2020
	GR Property	FM Property	CO Property	DST Properties	Buchanan Property	Total
Principal amount of loans	$4,500,000	$21,000,000	$26,550,000	$22,495,184	$9,600,000	$84,145,184
Less: Deferred financing costs, net of accumulated amortization of $138,768	(55,535)	(152,966)	(208,130)	(284,000)	(83,397)	(784,028)
Loans payable, net of deferred financing costs and amortization	$4,444,465	$20,847,034	$26,341,870	$22,211,184	$9,516,603	$83,361,156

Description	December 31, 2019
	GR Property	FM Property	CO Property	DST Properties	Buchanan Property	Total
Principal amount of loans	$4,500,000	$21,000,000	$26,550,000	$22,495,184	$9,600,000	$84,145,184
Less: Deferred financing costs, net of accumulated amortization of $81,181	(61,682)	(166,872)	(221,196)	(303,146)	(88,719)	(841,615)
Loans payable, net of deferred financing costs and amortization	$4,438,318	$20,833,128	$26,328,804	$22,192,038	$9,511,281	$83,303,569

For the nine months ended September 30, 2020 and September 30, 2019, the Company incurred $2,891,137 and $2,254,462, respectively, of interest expense, and for the three months ended September 30, 2020 and September 30, 2019, the Company incurred $970,747 and $884,512, respectively, of interest expense, which is included within Interest expense on the consolidated statements of operations. As of September 30, 2020 and December 31, 2019, $262,649 and $273,200 respectively, was unpaid and is recorded as accrued interest payable on the Company’s consolidated balance sheets. All of the unpaid interest expense accrued as of September 30, 2020 and December 31, 2019 was paid during October 2020 and January 2020, respectively.

Also included within Interest expense on the consolidated statements of operations is amortization of deferred financing costs, which, for the nine months ended September 30, 2020 and September 30, 2019, was $57,587 and $43,039, respectively, and for the three months ended September 30, 2020 and September 30, 2019 was $19,274 and $17,487, respectively.

The following table presents the future principal payments due under the Company’s loan agreements as of September 30, 2020:

Year	Amount
2020 (remaining)	$—
2021	—
2022	—
2023	—
2024	—
Thereafter	84,145,184
Total	$84,145,184

CANTOR FITZGERALD INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 8 – Stockholders’ Equity

Initial Public Offering

On October 17, 2016, the Company filed a registration statement with the SEC on Form S-11 in connection with the Initial Offering of up to $1.25 billion in shares of common stock, consisting of up to $1.0 billion in shares in its Primary Offering and up to $250 million in shares pursuant to its DRP. The registration statement was subsequently declared effective on March 23, 2017. On May 18, 2017, the Company satisfied the Minimum Offering Requirement for the Initial Offering as a result of CFI’s purchase of $2.0 million in Class I shares. On March 20, 2020, the Company filed a second registration statement on Form S-11 with the SEC for the Follow-On Offering. Subsequently, on July 31, 2020, the Company terminated the Primary Offering but is continuing to offer up to $50.0 million of common stock pursuant to the DRP. On August 10, 2020, the SEC declared the Follow-On Offering effective. In the Follow-On Offering, the Company is offering up to $1 billion in shares of common stock in a primary offering on a best efforts basis and $250 million in shares of common stock to be issued pursued to a distribution reinvestment plan. Additionally, on July 30, 2020, the Company amended its charter (as amended, the “Charter”) to redesignate its issued and outstanding classes of common stock. As described in the Company’s Second Articles of Amendment to Second Articles of Amendment and Restatement, the Company has redesignated its currently issued and outstanding Class A shares of common stock, Class T shares of common stock and Class I shares of common stock as “Class AX Shares,” “Class TX Shares” and “Class IX Shares,” respectively. This change has not impacted the rights associated with the Class A shares. Class T shares and Class I Shares. In addition, on July 30, 2020, as set forth in the Charter, the Company has reclassified the authorized but unissued portion of its common stock into four additional classes of common stock: Class T Shares, Class S Shares, Class D Shares, and Class I Shares.

As of September 30, 2020, the Company’s total number of authorized common shares was 400,000,000, consisting of 10,000,000 of Class AX authorized common shares, 5,000,000 of Class TX authorized common shares, 5,000,000 of Class IX authorized common shares, 100,000,000 of Class T authorized common shares, 20,000,000 of Class S authorized common shares, 60,000,000 of Class D authorized common shares, and 200,000,000 of Class I authorized common shares. The Class AX Shares, Class D Shares, Class I Shares, Class IX Shares, Class S Shares, Class T Shares and Class TX Shares have the same voting rights and rights upon liquidation, although distributions are expected to differ due to the distribution fees payable with respect to Class D Shares, Class S Shares, Class T Shares and Class TX Shares, which will reduce distributions to the holders of such classes of shares.

CFI has paid a portion of selling commissions and all of the dealer manager fees (“Sponsor Support”), up to a total of 4.0% of gross offering proceeds from the sale of Class AX Shares and Class TX Shares, and up to a total of 1.5% of gross offering proceeds from the sale of Class IX Shares, incurred in connection with the Initial Offering. Selling commissions and dealer manager fees are presented net of Sponsor Support on the Company’s unaudited consolidated statements of stockholders’ equity. The Company will reimburse Sponsor Support (i) immediately prior to or upon the occurrence of a liquidity event, including (A) the listing of the Company’s common stock on a national securities exchange or (B) a merger, consolidation or a sale of substantially all of the Company’s assets or any similar transaction or any transaction pursuant to which a majority of the Company’s board of directors then in office are replaced or removed, or (ii) upon the termination of the Advisory Agreement (as defined below) by the Company or by the Advisor. In each such case, the Company will only reimburse CFI after the Company has fully invested the proceeds from the Initial Offering and the Company’s stockholders have received, or are deemed to have received, in the aggregate, cumulative distributions equal to their invested capital plus a 6.0% cumulative, non-compounded annual pre-tax return on such invested capital.

The Company also has 50 million shares of preferred stock, $0.01 par value, authorized. No shares of preferred stock are issued or outstanding.

Cantor Fitzgerald & Co. (the “Dealer Manager”), a related party, provided dealer manager services in connection with the Initial Offering and, subsequently, the Follow-On Offering, together (the “Offerings”). The Offerings are best efforts offerings, which means that the Dealer Manager is not required to sell any specific number or dollar amount of shares of common stock in each of the Offerings, but will use its best efforts to sell the shares of common stock. The Company has entered into the dealer manager agreement with the Dealer Manager in connection with the Initial Offering (the “IPO Dealer Manager Agreement”) and, on August 10, 2020, upon commencement of the Follow-On Offering, has entered into the dealer manager agreement with the Dealer Manager (the “Follow-On Dealer Manager Agreement,” and, collectively with the IPO Dealer Manager Agreement, the “Dealer Manager Agreements”) pursuant to which the Dealer Manager was designated as the dealer-manager for the Follow-On Offering.

CANTOR FITZGERALD INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of September 30, 2020, the Company had sold 6,183,538 shares of its common stock (consisting of 3,469,760 Class AX Shares, 1,482,663 Class TX Shares, 1,213,296 Class IX Shares, 13,736 Class I Shares and 4,083 Class T Shares) in the Offerings for aggregate net proceeds of $152,006,255. As of December 31, 2019, the Company had sold 5,332,169 shares of its common stock (consisting of 3,150,616 Class AX Shares, 1,327,819 Class TX Shares and 853,734 Class IX Shares) in the Offerings for aggregate net proceeds of $131,583,672.

Distributions

The Company’s board of directors has authorized, and the Company has declared, distributions through August 31, 2020 in an amount equal to $0.004253787, and for the period September 1, 2020 through November 1, 2020 in an amount equal to $0.004234973 per day per each share of common stock, less, for holders of certain classes of shares, the distribution fees that are payable with respect to such classes of shares as further described in the applicable prospectus. The distributions were payable by the 5th business day following each month end to stockholders of record at the close of business each day during the prior month.

To ensure that the Company has sufficient funds to cover cash distributions authorized and declared during the Initial Offering, the Company and CFI entered into a distribution support agreement, as amended (the “Distribution Support Agreement”). The terms of the agreement provide that in the event that cash distributions exceed modified funds from operations (“MFFO”), defined as a supplemental measure to reflect the operating performance of a non-traded REIT, for any calendar quarter through the termination of the Primary Offering, CFI shall purchase Class IX Shares from the Company in an amount equal to the distribution shortfall, up to $5 million (less the $2.0 million of shares purchased by CFI in order to satisfy the Minimum Offering Requirement). On August 10, 2020, the Company and CFI entered into Second Amended and Restated Distribution Support Agreement (the “Amended Distribution Support Agreement”) to ensure that the Company has a sufficient amount of funds to pay cash distributions to stockholders during the Follow-On Offering. Pursuant to the Amended Distribution Support Agreement, in the event that cash distributions exceed MFFO, CFI will purchase Class I Shares from the Company in the Follow-On Offering in an amount equal to the distribution shortfall, up to $5 million (less the $2.0 million of shares purchased by CFI in order to satisfy the Minimum Offering Requirement and any shares purchased by CFI pursuant to the Distribution Support Agreement in the Initial Offering). As of September 30, 2020, CFI’s remaining obligation pursuant to the Amended Distribution Support Agreement is limited to $1,867,720.

As of September 30, 2020 and December 31, 2019, the Company has declared distributions of $16,736,973 and $10,144,642, respectively, of which $762,558 and $668,092, respectively, was unpaid as of the respective reporting dates and has been recorded as distributions payable on the accompanying consolidated balance sheets. All of the unpaid distributions as of September 30, 2020 and December 31, 2019 were paid during October 2020 and January 2020, respectively. As of September 30, 2020 and December 31, 2019, distributions reinvested pursuant to the Company’s DRP were $5,615,288 and $3,285,934, respectively.

Redemptions

Stockholders are eligible to have their shares repurchased by the Company pursuant to the Amended SRP (as defined below).

In connection with the Follow-On Offering, the Company’s board of directors approved the second amendment and restatement of the Company’s share repurchase program (the “Amended SRP”) on July 27, 2020 and effective August 31, 2020. Repurchases of shares under the Amended SRP are made on a monthly basis. Subject to the limitations of and restrictions provided for in the Amended SRP, and subject to funds being available, shares repurchased under the Amended SRP are repurchased at the transaction price in effect on the date of repurchase, which, generally will be a price equal to the NAV per share applicable to the class of shares being repurchased and most recently disclosed by the Company in a public filing with the SEC. Under the Amended SRP, the Company may repurchase during any calendar month shares of its common stock whose aggregate value (based on the repurchase price per share in effect when the repurchase is effected) is 2% of the aggregate NAV as of the last calendar day of the previous month and during any calendar quarter whose aggregate value (based on the repurchase price per share in effect when the repurchase is effected) is up to 5% of the Company’s aggregate NAV as of the last calendar day of the prior calendar quarter.

CANTOR FITZGERALD INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

During the three and nine months ended September 30, 2020, the Company repurchased 37,400 and 149,639 shares, respectively, in the amount of $884,934 and $3,527,804, respectively. During the year ended December 31, 2019, the Company repurchased 48,451 shares in the amount of $1,197,706.

Non-controlling Interest

Special Unit Holder

The Special Unit Holder has invested $1,000 in the Operating Partnership and has been issued a special class of limited partnership units as part of the overall consideration for the services to be provided by the Advisor. This investment has been recorded as a component of Non-controlling interests in subsidiaries on the consolidated balance sheets as of September 30, 2020 and December 31, 2019, respectively.

GSR Interest in the SF Property SPE

Based on the Company’s consolidation analysis, which was performed in accordance with ASC 810 as described in the “Variable Interest Entities” section of Note 2 — Summary of Significant Accounting Policies, management has determined that the Company is the primary beneficiary of the SF Property SPE. Accordingly, the Company has consolidated the SF Property SPE. As of September 30, 2020, the Company’s ownership interest in the SF Property SPE was 75%, and GSR’s interest was 25%. GSR’s total ownership interest of $2,984,797 has been recorded as a component of Non-controlling interests in subsidiaries on the Company’s unaudited consolidated balance sheet as of September 30, 2020.

Note 9 – Related Party Transactions

Amended Operating Partnership Agreement

On August 10, 2020, the Company entered into the Amended and Restated Limited Partnership Agreement of the Operating Partnership (the “Amended Operating Partnership Agreement”), between the Company, as general partner, and the Special Unit Holder, in order to reflect: (i) that the operating partnership units have been redesignated and reclassified to correspond to the classes of the Company’s common stock, consisting of Class AX, Class D, Class I, Class IX, Class S, Class T and Class TX operating partnership units; (ii) the elimination of the incentive fee payable to the Special Unit Holder in connection with a liquidity event or certain other events; and (iii) that, so long as the Amended Advisory Agreement (as defined below) has not been terminated, the Special Unit Holder will be entitled to a performance participation interest in the Operating Partnership, that entitles it to receive an allocation from the Operating Partnership equal to 12.5% of the Total Return, subject to a 5% Hurdle Amount, with a Catch-Up (each term as defined in the Amended Operating Partnership Agreement). Such allocation will be made annually and accrue monthly.

CANTOR FITZGERALD INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Fees and Expenses

The Company and the Advisor entered into an amended and restated advisory agreement, dated as of June 29, 2018, as amended by amendment no. 1 (“Amendment No. 1”) to amended and restated advisory agreement, dated and effective as of September 28, 2019 (the “Advisory Agreement”). On June 26, 2019, the Company’s board of directors approved the renewal of the Advisory Agreement upon terms identical to those in effect for an additional one-year term commencing on June 29, 2019 through June 29, 2020. The purpose of Amendment No. 1 was to amend the monthly asset management fee from one-twelfth of 1.25% of the cost of the Company’s investments at the end of the month to one-twelfth of 1.20% of the Company’s most recently disclosed NAV. On August 10, 2020, the Company entered into the Second Amended and Restated Advisory Agreement (the “Amended Advisory Agreement”) with the Advisor and the Operating Partnership. Under the Amended Advisory Agreement, acquisition and disposition fees, including specified property management and oversight fees and refinancing coordination fees, previously payable to the Advisor under the prior advisory agreement were eliminated, although the Advisor continues to be entitled to reimbursement for acquisition and disposition expenses. Under the Amended Advisory Agreement, the Advisor will continue to be paid a fixed asset management fee equal to 1.20% of NAV per annum payable monthly. Further, under the Amended Advisory Agreement, the 1% Cap for reimbursement will be calculated based on 1% of gross offering proceeds from all of the Company’s public offerings (including the Initial Offering) as of such payment date. Pursuant to the Amended Advisory Agreement, and subject to certain restrictions and limitations, the Advisor is responsible for managing the Company's affairs on a day-to-day basis and for identifying, originating, acquiring and managing investments on behalf of the Company. For providing such services, the Advisor receives the following fees and reimbursements from the Company.

Organization and Offering Expenses. The Company will reimburse the Advisor and its affiliates for O&O Costs it incurs on the Company’s behalf but only to the extent that the reimbursement does not cause the selling commissions, the dealer manager fee and the other O&O Costs borne by the Company to exceed 15% of gross offering proceeds of the Offerings as of the date of the reimbursement. If the Company raises the maximum offering amount in the Offerings and under the DRP, the Company estimates O&O Costs (other than upfront selling commissions, dealer manager fees and distribution fees), in the aggregate, to be 1% of gross offering proceeds of the Offerings. These O&O Costs include all costs (other than upfront selling commissions, dealer manager fees and distribution fees) to be paid by the Company in connection with the initial set up of the organization of the Company as well as the Offerings, including legal, accounting, printing, mailing and filing fees, charges of the transfer agent, charges of the Advisor for administrative services related to the issuance of shares in the Offerings, reimbursement of bona fide due diligence expenses of broker-dealers, and reimbursement of the Advisor for costs in connection with preparing supplemental sales materials.

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

As of September 30, 2020 and December 31, 2019, the Advisor had incurred $10,210,827 and $8,613,586, respectively, of O&O Costs (other than upfront selling commissions, dealer manager fees and distribution fees) on behalf of the Company. The amount of the Company’s obligation is limited to the 1% Cap less any reimbursement payments made by the Company to the Advisor for O&O Costs incurred, which, at September 30, 2020 and December 31, 2019, is $474,808 and $789,661, respectively, and is included within Due to related parties in the accompanying consolidated balance sheets. As of September 30, 2020 and December 31, 2019, organizational costs of $90,678 and $90,232 were expensed and offering costs of $1,502,557 and $1,287,203 were charged to stockholders’ equity. As of September 30, 2020 and December 31, 2019, the Company has made reimbursement payments of $1,118,427 and $587,774, respectively, to the Advisor for O&O Costs incurred. As of September 30, 2020, the Advisor has continued to pay all O&O Costs on behalf of the Company.

CANTOR FITZGERALD INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Distribution Fees. Under the Dealer Manager Agreements, distribution fees are payable to the Dealer Manager with respect to the Company’s Class TX Shares, Class T Shares, Class S Shares and Class D Shares, all or a portion of which may be re-allowed by the Dealer Manager to participating broker-dealers. Under the IPO Dealer Manager Agreement, the distribution fees for Class TX Shares accrue daily and are calculated on outstanding Class TX Shares issued in the Primary Offering in an amount equal to 1.0% per annum of (i) the gross offering price per Class TX Share in the Primary Offering, or (ii) if the Company is no longer offering shares in a public offering, the most recently published per share NAV of Class TX Shares. Under the Follow-On Dealer Manager Agreement, the Company has agreed to pay the Dealer Manager (a) with respect to the Class T Shares and Class S Shares, a distribution fee in an annual amount equal to 0.85% of the aggregate NAV of the outstanding Class T Shares and Class S Shares, as applicable, and (b) with respect to the Class D Shares, a distribution fee in an annual amount equal to 0.25% of the aggregate NAV of the outstanding Class D Shares. The distribution fees are payable monthly in arrears and are paid on a continuous basis from year to year. During the nine months ended September 30, 2020 and September 30, 2019, the Company paid distribution fees of $226,380 and $191,918, respectively. As of September 30, 2020 and December 31, 2019, the Company has incurred a liability of $825,912 and $919,819, respectively, which is included within Due to related parties on the consolidated balance sheets, $29,406 and $25,751, respectively, of which was due as of September 30, 2020 and December 31, 2019 and paid during October 2020 and January 2020, respectively.

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

For the nine months ended September 30, 2020, and September 30, 2019, the Company incurred asset management fees of $1,218,941 and $1,486,688, respectively, and for the three months ended September 30, 2020 and September 30, 2019, the Company incurred asset management fees of $425,505 and $471,198, respectively. The asset management fee related to the month of September 2020 of $146,500 was unpaid as of September 30, 2020 and has been included within Due to related parties on the consolidated balance sheet. The amount of asset management fees incurred by the Company during the applicable period is included in the calculation of the limitation of operating expenses pursuant to the 2%/25% Guidelines (as defined and described below).

Other Operating Expenses. Effective April 1, 2018, the Advisory Agreement (i) includes limitations with regards to the incurrence of and additional limitations on reimbursements of operating expenses and (ii) clarifies the reimbursement and expense timing and procedures, including potential reimbursement of unreimbursed operating expenses.

Pursuant to the terms of the Advisory Agreement (which subsequently were incorporated into the Amended Advisory Agreement as defined below), the Company is obligated to reimburse the Advisor for certain operating expenses. Beginning October 1, 2018, the Company was subject to the limitation that it generally may not reimburse the Advisor for any amounts by which the total operating expenses at the end of the four preceding fiscal quarters exceeds the greater of (i) 2% of average invested assets (as defined in the Advisory Agreement) and (ii) 25% of net income other than any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of investments for that period (the “2%/25% Guidelines”). If the Company’s independent directors determine that all or a portion of such amounts in excess of the limitation are justified based on certain factors, the Company may reimburse amounts in excess of the limitation to the Advisor. In addition, beginning on October 1, 2018, the Company may request any operating expenses that were previously reimbursed to the Advisor in prior or future periods in excess of the limitation to be remitted back to the Company. The Company reimbursed $1,004,539 of the operating expense reimbursement obligation to the Advisor in January 2019. As of September 30, 2020, the Company has accrued but not reimbursed $204,253 in operating expenses pursuant to the Advisory Agreement, which represents the current operating expense reimbursement obligation to the Advisor.

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

As of September 30, 2020, the total amount of unreimbursed operating expenses was $10,681,446. This includes operating expenses incurred by the Advisor on the Company’s behalf which have not been invoiced to the Company and also amounts invoiced to the Company by the Advisor but not yet reimbursed (“Unreimbursed Operating Expenses”). The amount of operating expenses incurred by the Advisor during the nine months ended September 30, 2020 and September 30, 2019 which were not invoiced to the Company amounted to $3,237,224 and $2,353,700, respectively.

Property Management Fees. If the Company will engage the Advisor or an affiliate to serve as a property manager with respect to a particular property, the Company will generally pay market rate property management fees. For the nine months ended September 30, 2020 and September 30, 2019, the Company incurred property management fees of $109,074 and $83,657, respectively, and for the three months September 30, 2020 and September 30, 2019, the Company incurred property management fees of $36,386 and $31,247, respectively. The property management fees incurred during the month of September 30, 2020 of $17,186 were unpaid as of September 30, 2020 and have been included within Due to related parties on the consolidated balance sheet.

Leasing Commissions. If the Advisor or an affiliate is the Company’s primary leasing agent, then the Company will pay customary leasing fees in amount that is usual and customary in that geographic area for that type of property. As of September 30, 2020 and December 31, 2019, no such amounts have been incurred by the Company.

Selling Commissions and Dealer Manager Fees

The Dealer Manager is a registered broker-dealer affiliated with CFI. The Company entered into the Dealer Manager Agreements with the Dealer Manager and is obligated to pay various commissions and fees with respect to the Class AX, Class TX, Class IX, Class T, Class S, Class D and Class I shares distributed in the Offerings. For providing such services, the Dealer Manager will receive fees. CFI has paid a portion of the selling commissions and all of the dealer manager fees, up to a total of 4% of gross offering proceeds from the sale of Class AX Shares and Class TX Shares, as well as 1.5% of Class IX shares, incurred in connection with the Initial Offering. The Company will reimburse such expenses (i) immediately prior to or upon the occurrence of a liquidity event, including (A) the listing of the Company’s common stock on a national securities exchange or (B) a merger, consolidation or a sale of substantially all of the Company’s assets or any similar transaction or any transaction pursuant to which a majority of the Company’s board of directors then in office are replaced or removed, or (ii) upon the termination of the Amended Advisory Agreement by the Company or by the Advisor. In each such case, the Company only will reimburse CFI after the Company has fully invested the proceeds from the Initial Offering and the Company’s stockholders have received, or are deemed to have received, in the aggregate, cumulative distributions equal to their invested capital plus a 6% cumulative, non-compounded annual pre-tax return on such invested capital.

CANTOR FITZGERALD INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of September 30, 2020, the likelihood, probability and timing of each of the possible occurrences or events listed in the preceding sentences (i) and (ii) in the above paragraph are individually and collectively uncertain. Additionally, whether or not the Company will have fully invested the proceeds from Initial Offering and also whether the Company’s stockholders will have received, or are deemed to have received, in the aggregate, cumulative distributions equal to their invested capital plus a 6% cumulative, non-compound annual pre-tax return on such invested capital at the time of any such occurrence or event is also uncertain. As of September 30, 2020 and December 31, 2019, CFI has paid Sponsor Support totaling $5,374,476 and $4,675,394, respectively, which will be subject to reimbursement by the Company to CFI in the event of these highly conditional circumstances.

In connection with the Follow-On Offering, the Company has agreed to pay the Dealer Manager (A) with respect to the Class T Shares, a selling commission in the amount of up to 3.0% of the transaction price of the Class T Shares sold in the Follow-On Offering, plus a dealer manager fee in the amount of up to 0.5% of the transaction price of the Class T Shares sold in the Follow-On Offering and (B) with respect to Class S Shares, a selling commission in the amount of up to 3.5% of the transaction price of the Class S Shares sold in the Follow-On Offering. No selling commissions or dealer manager fees will be paid to the Dealer Manager with respect to the sale of Class D Shares and Class I Shares or with respect to any shares sold pursuant to the Company’s distribution reinvestment plan.

The following summarizes the fees payable to the Dealer Manager:

Selling Commissions. Selling commissions payable to the Dealer Manager in the Initial Offering consisted of (i) up to 1% of gross offering proceeds paid by CFI for Class AX Shares and Class TX shares and, (ii) up to 5% and 2% of gross offering proceeds from the sale of Class AX Shares and Class TX Shares, respectively. No selling commissions were payable with respect to Class IX shares. Selling commissions in the Follow-On Offering consist of 3% and 3.5% of gross offering proceeds from the sale of Class T Shares and Class S Shares, respectively. All or a portion of such selling commissions may be re-allowed to participating broker-dealers. No selling commissions will be payable with respect to Class D and Class I shares. For the nine months ended September 30, 2020 and the year ended December 31, 2019, the Company incurred $494,115 and $1,671,545 of selling commissions, respectively, which is included within Additional paid-in capital on the consolidated balance sheets. At September 30, 2020 and December 31, 2019, $1,182,925 and $1,059,256 of Sponsor Support, respectively, has been recorded and $1,182,325 and $1,015,121, respectively, has been reimbursed by CFI. During the fourth quarter of 2020, the Company received the remaining Sponsor Support payment due of $600 related to the nine months ended September 30, 2020. During the first quarter of 2020, the Company received the remaining Sponsor Support payment due of $44,135 related to the year ended December 31, 2019.

Dealer Manager Fees. Dealer manager fees payable to the Dealer Manager in the Initial Offering consisted of up to 3.0% of gross offering proceeds from the sale of Class AX Shares and Class TX Shares sold in the Primary Offering and up to 1.5% of gross offering proceeds from the sale of Class IX Shares sold in the Primary Offering, all of which were paid by CFI. A portion of such dealer manager fees may be re-allowed to participating broker-dealers as a marketing fee. Dealer Manager fees payable to the Dealer Manager in the Follow-On Offering consist of up to 0.5% of gross offering proceeds from the sale of Class T Shares sold in the primary portion of the Follow-On Offering. No dealer manager fees will be payable with respect to Class S Shares, Class D Shares and Class I Shares. For the nine months ended September 30, 2020 and the year ended December 31, 2019, the Company recorded $526,036 and $1,249,678 of dealer manager fees, respectively, which is included within Additional paid-in capital on the consolidated balance sheets. As of September 30, 2020 and December 31, 2019, all of the Sponsor Support related to dealer manager fees has been recorded and $4,192,151 and $3,660,273, respectively, has been reimbursed by CFI. During the fourth quarter of 2020, the Company returned the overpayment of Sponsor Support of $550 related to the nine months ended September 30, 2020. During the first quarter of 2020, the Company received the remaining Sponsor Support payment due of $5,775 related to the year ended December 31, 2019.

CANTOR FITZGERALD INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the above mentioned fees and expenses incurred by the Company for the nine months ended September 30, 2020:

		Due to related parties as of	Nine months ended September 30, 2020		Due to related parties as of
Type of Fee or Reimbursement	Financial Statement Location	December 31, 2019	Incurred	Paid	September 30, 2020
Management Fees
Asset management fees	Management fees	$123,179	$1,218,941	$1,195,620	$146,500
Property management and oversight fees	Management fees	20,269	109,074	98,237	31,106
Organization, Offering and Operating Expense Reimbursements
Operating expenses(1)	General and administrative expenses	204,253	—	—	204,253
Organization expenses(2)	General and administrative expenses	71,162	444	40,279	31,327
Offering costs(2)	Additional paid-in capital	718,499	215,355	490,373	443,481
Commissions and Fees
Selling commissions and dealer manager fees, net	Additional paid-in capital	—	494,115	494,115	—
Distribution fees	Additional paid-in capital	919,819	132,473	226,380	825,912
Total		$2,057,181	$2,170,402	$2,545,004	$1,682,579
Note:

(1) As of September 30, 2020, the Advisor has incurred, on behalf of the Company, a total of $10,681,446 in Unreimbursed Operating Expenses, including a total of $3,237,224 for the nine months ended September 30, 2020, for which the Advisor has not invoiced the Company for reimbursement. The total amount of Unreimbursed Operating Expenses may, in future periods, be subject to reimbursement by the Company pursuant to the terms of the Advisory Agreement.

(2) As of September 30, 2020, the Advisor has incurred, on behalf of the Company, a total of $10,210,827 of O&O Costs, of which the Company’s obligation is limited to $474,808, pursuant to the 1% Cap.

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

Investment by CFI

CFI initially invested $200,001 in the Company through the purchase of 8,180 Class AX Shares at $24.45 per share. CFI may not sell any of these shares during the period it serves as the Company’s sponsor. Neither the Advisor nor CFI currently has any options or warrants to acquire any of the Company’s shares.

As of September 30, 2020, CFI has invested $4,782,281 in the Company through the purchase of 191,337 shares (8,180 Class AX Shares for an aggregate purchase price of $200,001 and 183,157 Class IX Shares for an aggregate purchase price of $4,582,280). 125,157 of the Class IX Shares in the amount of $3,132,280 were purchased by CFI pursuant to the Distribution Support Agreement, which provides that in certain circumstances where the Company’s cash distributions exceed the Company’s modified funds from operations, CFI will purchase up to $5 million of Class IX Shares (including the $2 million of shares purchased in order to satisfy the Minimum Offering Requirement) at the then current offering price per Class IX Share net of dealer manager fees to provide additional cash to support distributions to the Company’s stockholders. On August 10, 2020, the Company and CFI entered into the Amended Distribution Support Agreement to ensure that the Company has a sufficient amount of funds to pay cash distributions to stockholders during the Follow-On Offering. Pursuant to the Amended Distribution Support Agreement, in the event that cash distributions exceed MFFO, CFI will purchase Class I Shares from the Company in the Follow-On Offering in an amount equal to the distribution shortfall, up to $5 million (less the $2.0 million of shares purchased by CFI in order to satisfy the Minimum Offering Requirement and any shares purchased by CFI pursuant to the Distribution Support Agreement in the Initial Offering).

CANTOR FITZGERALD INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Sponsor Support

The Company’s sponsor, CFI, is a Delaware limited liability company and an affiliate of CFLP. CFI will pay a portion of selling commissions and all of the dealer manager fees, up to a total of 4% of gross offering proceeds from the sale of Class AX Shares and Class TX Shares, as well as 1.5% of gross offering proceeds from the sale of Class IX Shares, incurred in connection with the Initial Offering. The Company will reimburse such expenses (i) immediately prior to or upon the occurrence of a liquidity event, including (A) the listing of the Company’s common stock on a national securities exchange or (B) a merger, consolidation or a sale of substantially all of the Company’s assets or any similar transaction or any transaction pursuant to which a majority of the Company’s board of directors then in office are replaced or removed, or (ii) upon the termination of the Amended Advisory Agreement by the Company or by the Advisor. In each such case, the Company only will reimburse CFI after the Company has fully invested the proceeds from the Initial Offering and the Company’s stockholders have received, or are deemed to have received, in the aggregate, cumulative distributions equal to their invested capital plus a 6% cumulative, non-compounded annual pre-tax return on such invested capital. As of September 30, 2020, CFI has paid Sponsor Support totaling $5,374,476.

Note 10 - Variable Interest Entities

As of September 30, 2020 and December 31, 2019, certain VIEs have been identified in which the Company has determined itself to be the primary beneficiary, because the Company had a significant variable interest in and control over the VIEs. Therefore, the Company has consolidated the VIEs. Refer to Note 6 - Investments in Real Estate-Related Assets for additional information.

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

Note 12 – Commitments and Contingencies

As of September 30, 2020 and December 31, 2019, the Company was not subject to litigation nor was the Company aware of any material litigation pending against it. The Company has entered into customary guaranty agreements (the “Guaranty Agreements”) in connection with the financing of certain specific investments, including the acquisition of the GR Property, the FM Property, the Buchanan Property and the CO Property, as further described in Note 7 — Loans Payable. Pursuant to the Guaranty Agreements, the Company has guaranteed any losses or liabilities that the lenders may incur as a result of the occurrence of certain enumerated bad acts as defined in the Guaranty Agreements. The Company has also guaranteed the repayment of obligations and indebtedness due to the lenders upon the occurrence of certain enumerated events as defined in the Guaranty Agreements. Additionally, in regards to the GR Property, the FM Property, the Buchanan Property and the CO Property, the Company has also agreed to indemnify the lenders against certain environmental liabilities.

As of September 30, 2020, the Company’s liability under these arrangements is not quantifiable and the potential for the Company to be required to make payments under the Guaranty Agreements is remote.  Accordingly, no contingent liability is recorded in the Company’s unaudited consolidated balance sheet for these arrangements.

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

The following describes the methods the Company uses to estimate the fair value of the Company’s financial assets and liabilities:

Investment in real estate, net — The fair value is estimated by utilizing the income approach to value, using a direct capitalization analysis and discounted cash flow analysis, as well as a sales comparison approach where deemed applicable. As of September 30, 2020 and December 31, 2019, the estimated fair value of the Company’s Investment in real estate, net was $178,970,000 and $179,405,000, respectively. The Company has not elected the fair value option to account for its Investment in real estate, net.

Investments in real estate-related assets — The fair value is estimated by discounting the expected cash flows based on the market interest and preferred return rates for similar loans and preferred equity investments to the Company’s investments in the Pennsylvania SPE and Illinois SPE. As of September 30, 2020 and December 31, 2019, the estimated fair value of the Company’s Investments in real estate-related assets was $23,698,488 and $25,615,522, respectively. The Company has not elected the fair value option to account for its Investments in real estate-related assets.

CANTOR FITZGERALD INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Loans payable — The fair value is estimated by discounting the expected cash flows based on estimated borrowing rates available to the Company as of the measurement date. The current period liabilities’ carrying and fair values exclude net deferred financing costs. These financial instruments are valued using Level 2 inputs. As of September 30, 2020 and December 31, 2019, the estimated fair value of the Company’s loans payable was $87,358,721 and $86,783,363, respectively (excluding deferred financing costs). The Company has not elected the fair value option, and as such has accounted for its debt using the amortized cost method.

Other financial instruments — The Company considers the carrying value of its Cash and cash equivalents to approximate its fair value because of the short period of time between its origination and its expected realization as well as its highly-liquid nature. Due to the short-term maturity of this instrument, Level 1 inputs are utilized to estimate the fair value of this financial instrument.

Note 14 – Subsequent Events

Common Stock Repurchases

Subsequent to September 30, 2020, the Company received and completed 12 eligible repurchase requests for a total of 25,977 shares in the amount of $616,592.

Status of the Offerings

As of November 11, 2020, the Company had sold an aggregate of 6,319,279 shares of its common stock (consisting of 3,462,271 Class AX Shares, 1,482,846 Class TX Shares, 1,217,886 Class IX Shares, 20,400 Class T Shares, 1,567 Class S Shares, 21,708 Class D Shares, and 112,601 Class I Shares) in the Offerings resulting in net proceeds of $155,169,851 to the Company as payment for such shares.

Distributions

As authorized by the board of directors of the Company, on October 30, 2020 the Company declared the following distributions for each class of the Company’s common stock as rounded to the nearest three decimal places ($1.55 on an annual basis):

Gross Distribution
Class T Shares	$0.127
Class S Shares	$0.127
Class D Shares	$0.127
Class I Shares	$0.127
Class AX Shares	$0.127
Class TX Shares	$0.127
Class IX Shares	$0.127

The net distributions for each class of common stock (which represents the gross distributions described above less the distribution fee for the applicable class of common stock as described in the Company’s applicable prospectus) are payable to stockholders of record immediately following the close of business on November 1, 2020 and will be paid on or about December 7, 2020. These distributions will be paid in cash or reinvested in shares of the Company’s common stock for stockholders participating in the Company’s distribution reinvestment plan. Some or all of the cash distributions may be paid from sources other than cash flow from operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the unaudited consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. In addition to historical data, this discussion contains forward-looking statements about Cantor Fitzgerald Income Trust, Inc.’s, formerly known as Rodin Global Property Trust, Inc., (the “Company”) business, operations and financial performance based on current expectations that involve risks, uncertainties and assumptions. The Company’s actual results may differ materially from those in this discussion as a result of various factors, including but not limited to those discussed under “Risk Factors” in the Company’s Registration Statement on Form S-11 (File No. 333-237327) (the “Registration Statement”), under Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, and elsewhere in this Quarterly Report on Form 10-Q. The Company does not undertake to revise or update any forward-looking statements.

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

•	the Company’s ability to maintain its exemption from registration under the Investment Company Act;
•	general volatility in domestic and international capital markets and economies;
•	effect of regulatory actions, litigation and contractual claims against the Company and its affiliates, including the potential settlement and litigation of such claims;
•	the impact of any conflicts arising among the Company and CFI and its affiliates;
•	the adequacy of the Company’s cash reserves and working capital;
•	increases in interest rates, operating costs and expenses, or greater than expected capital expenditures;
•	the full extent of the impact and effects of the outbreak of coronavirus (COVID-19) on the future financial performance of the Company and its tenants;
•	the timing of cash flows, if any, from the Company’s investments; and
•	other risks associated with investing in the Company’s targeted investments.

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

The Company was incorporated in the State of Maryland on February 2, 2016 under the name Rodin Global Access Property Trust, Inc. On September 12, 2016, the Company changed its name to Rodin Global Property Trust, Inc. and on July 30, 2020, the Company changed its name to Cantor Fitzgerald Income Trust, Inc.

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

On March 20, 2020, the Company filed a registration statement on Form S-11 with the SEC for a proposed second public offering (the “Follow-On Offering”). The Company’s Registration Statement for the Follow-On Offering was declared effective by the SEC in August 2020. In the Follow-On Offering, the Company is offering up to $1 billion in shares of common stock in a primary offering on a best efforts basis and $250 million in shares of common stock to be issued pursuant to a distribution reinvestment plan. On July 30, 2020, the Company, amended its charter (as amended, the “Charter”) to redesignate its currently issued and outstanding Class A shares of common stock, Class T shares of common stock and Class I shares of common stock as “Class AX Shares,” “Class TX Shares” and “Class IX Shares,” respectively. In addition, on July 30, 2020, as set forth in the Charter, the Company has reclassified the authorized but unissued portion of its common stock into four additional classes of common stock: Class T Shares, Class S Shares, Class D Shares, and Class I Shares. The Class AX Shares, Class TX Shares and Class IX Shares generally have the same rights, including voting rights, as the Class T Shares, Class S Shares, Class D Shares and Class I Shares that the Company is offering pursuant to the Follow-On Offering. Additionally, upon commencement of the Follow-On Offering, the Company began operating as a non-exchange traded perpetual-life REIT.

As of November 11, 2020, the Company had sold 3,305,650 Class AX shares, 1,421,935 Class TX shares, 1,185,935 Class IX shares, 20,400 Class T shares, 21,708 Class D shares, 1,567 Class S shares, and 112,405 Class I shares of common stock in the Primary Offering and the primary portion of the Follow-On Offering, as well as 156,621 Class AX shares, 60,911 Class TX shares, 31,951 Class IX shares, 0 Class T shares, 0 Class D shares, 0 Class S shares, and 196 Class I shares in the DRP for aggregate net proceeds of $155,169,851 in the Initial Offering and the Follow-On Offering (collectively, the “Offerings”).

Prior to the commencement of the Follow-On Offering, the Company determined its net asset value as of the end of each quarter. Net Asset Value (“NAV”), as defined, is calculated consistent with the procedures set forth in the Company’s prospectus and excludes any organization and offering expenses paid by the Advisor on the Company’s behalf (other than selling commissions, dealer manager fees and distribution fees) (“O&O Costs”), with such costs to be reflected in the Company’s NAV to the extent the Company reimburses the Advisor for these costs. Upon commencement of the Follow-On Offering, the Company started determining its NAV on a monthly basis, beginning with determination of NAV as of July 31, 2020. As of September 30, 2020, the Company’s NAV was $23.74 per Class AX share, Class IX share, Class S share, Class D share and Class I share, and $23.72 per Class TX share and Class T share. For further discussion of the Company’s NAV calculation, please see “—Net Asset Value”.

Prior to the commencement of the Follow-On Offering, the Company’s investment strategy was focused primarily on the acquisition of single-tenant net leased commercial properties located in the United States, United Kingdom and other European countries, as well as origination and investment in loans related to net leased commercial properties. Upon commencement of the Follow-On Offering, the Company intends to invest in a diversified portfolio of stabilized income-producing commercial real-estate and debt secured by commercial real estate located primarily in the United States. The Company will seek to invest: (a) at least 80% of the Company’s assets in properties and real estate-related debt; and (b) up to 20% of the Company’s assets in real estate-related securities. All properties will be acquired by the Company and managed by the Advisor or its affiliates. The number and type of properties or real estate-related securities that the Company acquires will depend upon real estate market conditions, the amount of proceeds the Company raises in its offerings and other circumstances existing at the time the Company is acquiring such assets.

As of September 30, 2020, the Company had made the following investments:

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

Operating Highlights

Third Quarter of 2020 Activity

•	Issued approximately 225,942 shares of common stock in the Offerings for gross proceeds of approximately $5.5 million.

Portfolio Information

As of September 30, 2020, the Company owned interests in 13 real properties as described below:

Portfolio	Ownership Percentage	Location	Number of Properties	Square Feet	Remaining Lease Term(1)	Annualized Rental Income(2)	Acquisition Date	Purchase Price(3)
Walgreens Grand Rapids ("GR Property")	100%	Grand Rapids, MI	1	14,552	11.8 years	$500,000	July 2017	$7,936,508
CF Net Lease Portfolio IV DST ("DST Properties")	100%	Various	7	103,537	11.1 years	$2,323,749	September 2017	$35,706,642
Daimler Trucks North America Office Building ("FM Property")	100%	Fort Mill, SC	1	150,164	8.2 years	$2,670,638	February 2018	$40,000,000
Alliance Data Systems Office Building ("CO Property")	100%	Columbus, OH	1	241,493	11.9 years	$3,362,844	July 2018	$46,950,000
Hoya Optical Labs of America ("Lewisville Property")	100%	Lewisville, TX	1	89,473	7.7 years	$937,060	November 2018	$14,120,000
Williams Sonoma Office Building ("SF Property")(4)	75%	San Francisco, CA	1	13,907	1.2 years	$582,860	September 2019	$11,600,000
Martin Brower Industrial Buildings ("Buchanan Property")	100%	Phoenix, AZ	1	93,302	11.4 years	$1,083,444	November 2019	$17,300,000

(1)   Reflects number of years remaining until the tenant’s first termination option.

(2)   Reflects the average annualized rental income for the lease.

(3)   Reflects the contract purchase price at 100% ownership as opposed to adjusted for current ownership percentage as applicable.

(4)  Effective as of May 1, 2020, for a period of two (2) months, the tenant's monthly rent payment of $48,839 was abated with regards to the Company’s SF Property investment as a result of COVID-19. Absent the tenant's default under the terms of the rent deferral agreement or the lease, the landlord will not charge any late fees or interest related to the deferred rent. Rent payments re-commenced on July 1, 2020 pursuant to the existing lease terms and the two months of deferred rent is being repaid in equal parts over the period beginning July 1, 2020 and ending on December 1, 2020.

As of September 30, 2020, all of the Company’s properties were 100% leased and occupied.

As of September 30, 2020, lease expirations related to the Company’s portfolio of real estate assets based on straight-line rents or investments income for each asset at 100% purchase price were as follows:

•	2020 – 2023 – 1%
•	2024 – 2027 – 0%
•	2028 – 2031 – 42%
•	After 2031 – 57%

As of September 30, 2020, the industry concentration of the Company’s portfolio of real estate assets based on straight-line rents or investments income for each asset at 100% ownership was as follows:

•	Single Tenant Office – 48%
•	Single Tenant Industrial – 28%
•	Single Tenant Necessity Retail – 24%

As of September 30, 2020, the geographic concentration of the Company’s portfolio of real estate assets based on straight-line rents or investments income for each asset at 100% ownership was as follows:

•	Ohio – 33%
•	South Carolina – 17%
•	Michigan – 11%

•	Arizona – 10%
•	Oklahoma – 8%
•	Illinois – 7%
•	Pennsylvania – 6%
•	Texas – 6%
•	Arkansas – 3%
•	California – 1%

As of September 30, 2020, the Company’s portfolio of real estate assets was leased to the following tenants based on square footage:

•	Comenity Servicing LLC (a subsidiary of Alliance Data Systems Corporation) – 34%
•	Daimler – 21%
•	Walgreens – 17%
•	HOYA – 13%
•	Martin Brower – 13%
•	Williams Sonoma – 2%
Note:

Albertsons is the tenant of properties in which the Company has made an investment in real estate-related assets. The Company is invested in such properties indirectly through preferred equity and a mezzanine loan. Accordingly, Albertsons has been omitted from the above calculation detailing the Company’s tenant concentration. If Albertsons was included in the calculation as of September 30, 2020, Albertsons’ percentage of rentable square footage would be 82%.

As of September 30, 2020, the market concentration of the Company’s portfolio of real estate assets based on purchase price was as follows:

•	Data services – 24%
•	Pharmacy store – 22%
•	Truck manufacturing and distribution – 20%
•	Grocery – 12%
•	Food distribution – 9%
•	Optical laboratory – 7%
•	Fine home goods – 6%

As of September 30, 2020, the Company owned the preferred equity investment described below:

Portfolio	Original Investment Amount	Preferred Return	Number of Properties	Square Feet	Lease Expiration Date	Acquisition Date	Tenant Renewal Options
Denver, PA— Pref Equity Investment	$11,805,000	Ranging from 7.75% in 2019 to 8.74% in 2028	1	1,539,407	January 31, 2039	January 2019	9 extension options for 5 years each

As of September 30, 2020, the Company owned the mezzanine loan investment described below:

Portfolio	Original Loan Amount	Annual Interest Rate Prior to Anticipated Repayment	Number of Properties	Square Feet	Acquisition Date	Initial Maturity Date	Amortization
Melrose Park, IL—Mezz B Loan	$12,595,000	Ranging from 7.75% in 2019 to 8.74% in 2028	1	1,561,613	January 2019	January 6, 2034(1)	Interest only
(1)	Anticipated repayment date is January 6, 2029.

Related Party Transactions

The Company has entered into agreements with the Advisor, the Dealer Manager and CFI and its affiliates, whereby the Company pays certain fees and reimbursements to these entities during the various phases of the Company’s organization and operation. During the organization and offering stage, these include payments to the Dealer Manager for selling commissions, the dealer manager fee, distribution fees, and payments to the Advisor for reimbursement of organization and offering costs. During the acquisition and operational stages, these include payments for certain services related to the management and performance of the Company’s investments and operations provided to the Company by the Advisor and its affiliates pursuant to various agreements the Company has entered into with these entities. In addition, CFI has provided Sponsor Support in connection with the Initial Offering, which is subject to reimbursement under certain circumstances. See Note 9 — Related Party Transactions in the Notes to the consolidated financial statements contained elsewhere in this Quarterly Report on Form 10-Q for additional information concerning the Company’s related party transactions and agreements.

Results of Operations

Rental Revenues

For the three months ended September 30, 2020 and September 30, 2019, the Company earned rental revenues of $3,069,547 and $2,539,063, respectively. For the nine months ended September 30, 2020 and September 30, 2019, the Company earned rental revenues of $9,208,642 and $6,744,689, respectively.

The Company’s rental revenues consist primarily of rental income from triple net leased commercial properties. The increases in rental revenues of $530,484 and $2,463,953 for the three and nine months ended September 30, 2020, respectively, as compared to the three and nine months ended September 30, 2019, were primarily due to the acquisitions of rental income-producing properties, namely the SF Property and the Buchanan Property.

Preferred Return Income

For the three months ended September 30, 2020 and September 30, 2019, the Company earned preferred return income of $237,123 and $234,439, respectively. For the nine months ended September 30, 2020 and September 30, 2019, the Company earned preferred return income of $706,214 and $297,338, respectively.

The Company’s preferred return income consists of preferred return accrued on the Company’s investment in the Pennsylvania SPE. The increases in preferred return income of $2,684 and $408,876 for the three and nine months ended September 30, 2020, respectively, as compared to the three and nine months ended September 30, 2019, were due to the consolidation of the Pennsylvania SPE.

Income from mezzanine loan investment

For the three months ended September 30, 2020 and September 30, 2019, the Company earned income from mezzanine loan investment of $252,992 and $0, respectively. For the nine months ended September 30, 2020 and September 30, 2019, the Company earned preferred return income of $753,475 and $0, respectively.

The Company’s income from mezzanine loan investment consists of interest income accrued on the Company’s investment in the Illinois SPE. The increases in income from mezzanine loan investment of $252,992 and $753,475, for the three and nine months ended September 30, 2020, respectively, as compared to the three and nine months ended September 30, 2019, were due to the consolidation of the Illinois SPE.

Tenant Reimbursement Income

For the three months ended September 30, 2020 and September 30, 2019, the Company earned tenant reimbursement income of $300,156 and $221,714, respectively. For the nine months ended September 30, 2020 and September 30, 2019, the Company earned tenant reimbursement income of $1,177,981 and $816,709, respectively.

The tenant reimbursement income consists of amounts received by the Company from the tenants of its properties for reimbursable expenses paid by the Company on behalf of the tenants in accordance with the provisions of the respective property leases. The increases in tenant reimbursement income of $78,442 and $361,272 for the three and nine months ended September 30, 2020, respectively, as compared to the three and nine months ended September 30, 2019, were primarily due to the acquisitions of the SF Property and the Buchanan Property.

General and Administrative Expenses

For the three months ended September 30, 2020 and September 30, 2019, the Company incurred general and administrative expenses of $29,464 and $123,959, respectively. For the nine months September 30, 2020 and September 30, 2019, the Company incurred general and administrative expenses of $117,668 and $329,011, respectively.

The general and administrative expenses consist primarily of operating expense reimbursements to the Advisor, accounting fees and other professional fees. Pursuant to the terms of the Amended Advisory Agreement, the Company is obligated to reimburse the Advisor for certain operating expenses. Beginning October 1, 2018, the Company was subject to the limitation that it generally may not reimburse the Advisor for any amounts by which the total operating expenses at the end of the four preceding fiscal quarters exceeds the greater of (i) 2% of average invested assets (as defined in the Amended Advisory Agreement) and (ii) 25% of net income other than any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of investments for that period (the “2%/25% Guidelines”).

The decreases in general and administrative expenses of $94,495 and $211,343 during the three and nine months ended September 30, 2020, respectively, as compared to the three and nine months ended September 30, 2019, were mainly due to a decrease in the amount of operating expenses incurred by the Company during such periods. As of September 30, 2020, the Advisor has incurred, on behalf of the Company, a total of $10,681,446 in Unreimbursed Operating Expenses, including a total of $3,237,224 for the nine months ended September 30, 2020, for which the Advisor has not invoiced the Company for reimbursement.

Management Fees

For the three months ended September 30, 2020 and September 30, 2019, the Company incurred management fees of $461,891 and $502,445, respectively. For the nine months ended September 30, 2020 and September 30, 2019, the Company incurred management fees of $1,328,016 and $1,570,345, respectively.

Pursuant to the terms of the Amended Advisory Agreement, the Company is required to pay the Advisor a monthly asset management fee, and may pay a monthly property management fee to the Advisor or an affiliate of the Advisor, if the Advisor or such affiliate serves as a property manager with respect to a particular property. Additionally, the Company may be required to reimburse certain expenses incurred by the Advisor in providing such asset management services, subject to limitations set forth in the Amended Advisory Agreement.

Asset management fees payable to the Advisor prior to September 2019 consisted of monthly fees equal to one-twelfth of 1.25% of the cost of the Company’s investments at the end of each month. Asset management fees payable to the Advisor as of September 2019 consist of monthly fees equal to one twelfth of 1.20% of the Company’s most recently disclosed NAV.

The decreases in management fees of $40,554 and $242,329 for the three and nine months ended September 30, 2020, respectively, as compared to the three and nine months ended September 30, 2019, were due to the above mentioned change in the calculation of the asset management fee effective September 2019; basing the calculation on NAV as opposed to the cost of the Company’s investments.

Property Operating Expenses

For the three months ended September 30, 2020 and September 30, 2019, the Company incurred property operating expenses of $286,322 and $221,714, respectively. For the nine months ended September 30, 2020 and September 30, 2019, the Company incurred property operating expenses of $1,264,516 and $816,709, respectively.

The property operating expenses consist of reimbursable expenses paid by the Company on behalf of its tenants in accordance with the provisions of the respective property leases. The increases in property operating expenses of $64,608 and $447,807 for the three and nine months ended September 30, 2020, respectively, as compared to the three and nine months ended September 30, 2019, were primarily due to the acquisitions of the SF Property and the Buchanan Property.

Depreciation and Amortization

For the three months ended September 30, 2020 and September 30, 2019, the Company incurred depreciation and amortization of $1,629,668 and $1,316,588, respectively. For the nine months ended September 30, 2020 and September 30, 2019, the Company incurred depreciation and amortization of $4,889,002 and $3,461,031, respectively.

The increases in depreciation and amortization of $313,080 and $1,427,971 for the three and nine months ended September 30, 2020, respectively, as compared to the three and nine months ended September 30, 2019, were primarily due to the acquisitions of the SF Property and the Buchanan Property.

Interest Expense

For the three months ended September 30, 2020 and September 30, 2019, the Company incurred interest expense of $990,020 and $901,999, respectively. For the nine months ended September 30, 2020 and September 30, 2019, the Company incurred interest expense of $2,948,724 and $2,297,501, respectively.

Interest expense is composed of interest paid and accrued on the Company’s outstanding loans payable, and also includes amortization of deferred financing costs.

The increases in interest expense of $88,021 and $651,223 during the three and nine months ended September 30, 2020, respectively, as compared to the three and nine months ended September 30, 2019, were primarily due to an increase of $9,586,355 in the aggregate amount of debt outstanding as of September 30, 2020, as compared to the amount outstanding as of September 30, 2019.

Interest Income

For the three months ended September 30, 2020 and September 30, 2019, the Company earned interest income of $3,042 and $100,853, respectively. For the nine months ended September 30, 2020 and September 30, 2019, the Company earned interest income of $55,394 and $191,742, respectively.

Interest income is composed of interest earned on interest bearing cash deposit accounts with banking institutions.

The decreases in interest income of $97,811 and $136,348 during the three and nine months ended September 30, 2020, respectively, as compared to the three and nine months ended September 30, 2019, were primarily due to a decrease in interest rates associated with the cash held by the Company in interest bearing deposit accounts with banking institutions.

Income from Investments in Real Estate-Related Assets

For the three months ended September 30, 2020 and September 30, 2019, the Company earned income from investments in real estate-related assets of $0 and $177,156, respectively. For the nine months ended September 30, 2020 and September 30, 2019, the Company earned income from investments in real-estate related assets of $0 and $878,378, respectively.

The decreases in income from investments in real estate-related assets of $177,156 and $878,378 during the three and nine months ended September 30, 2020, respectively, as compared to the three and nine months ended September 30, 2019, were due to the consolidation of the DST, the CO Property, the Pennsylvania SPE and the Illinois SPE.

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
•

realized gains (losses) on the extinguishment or sales of hedges, foreign exchange, securities and other derivative holdings except where the trading of such instruments is a fundamental attribute of the Company’s business;

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

The following table presents a reconciliation of FFO to net income:

Nine Months Ended September 30, 2020
Net Income	$1,353,780
Adjustments:
Real estate depreciation and amortization	4,889,002
Funds from Operations	$6,242,782

The following table presents a reconciliation of FFO to MFFO:

Nine Months Ended September 30, 2020
Funds from Operations	$6,242,782
Adjustments:
Amortization of above-market lease intangibles	22,721
Amortization of below-market lease intangibles	(635,918)
Straight-line rent	(427,459)
Modified Funds from Operations	$5,202,126

Net Asset Value

On October 14, 2020, the Company’s board of directors approved an estimated NAV as of September 30, 2020 of $23.74 for Class AX, Class IX, Class S, Class I and Class D shares, and $23.72 for Class TX and Class T shares. The calculation of the Company’s estimated NAV was performed by Robert A. Stanger & Co., Inc. (“Stanger”), its independent valuation firm, in accordance with the procedures described in the “Net Asset Value Calculation and Valuation Procedures” section of the Company’s prospectus and under the oversight of the Company’s board of directors. Although the independent valuation firm performs the calculation of the Company’s estimated NAV, the Company’s board of directors is solely responsible for the determination of the Company’s estimated NAV.

Summary of Methodology

In accordance with the Company’s current valuation procedures, the Company’s NAV was based in part upon: (i) the most recent appraised value of the GR Property, the FM Property, the CO Property, the Lewisville Property, the DST Properties, the SF Property and the Buchanan Property; (ii) the fair market value of the Company’s Debt Investments (as defined below); (iii) the fair market value of the Company’s loans payable; (iv) the estimated non-controlling interest held in the Company’s consolidated Battery Street SF JV; and (v) the net tangible assets and liabilities of the Company as of September 30, 2020, as outlined in more detail below.

Appraisal of Consolidated Real Estate

Pursuant to the Company’s valuation guidelines the Company engaged Stanger to provide its appraised market value of the SF Property as of September 30, 2020, the Buchanan Property as of August 31, 2020, the FM Property, the CO Property and the Lewisville Property, all as of June 30, 2020, and the GR Property and the DST Properties as of March 31, 2020 (collectively, the “Appraised Properties”). Pursuant to the Company’s engagement agreement with Stanger, the appraisals of the Appraised Properties were prepared utilizing the income approach to value, specifically using a direct capitalization analysis for the GR Property and the DST Properties and both a direct capitalization analysis and discounted cash flow analysis (“DCF”) for the FM Property, the CO Property, the Lewisville Property, the SF Property and the Buchanan Property. In addition, a sales comparison approach was conducted for the SF Property, given the size of the SF Property. The direct capitalization analysis is based upon the estimated net operating income of the Appraised Properties capitalized at an appropriate capitalization rate considering property characteristics and competitive position, the credit profile of the tenant/guarantor under the leases encumbering the Appraised Properties, the terms of the leases encumbering the Appraised Properties, and market conditions as of the date of value. The DCF analysis is based upon multi-year cash flow projections for each applicable property prepared in accordance with the lease which currently encumbers each property. Each property was assumed to be sold after the expiration of the initial lease term and any renewal terms deemed materially favorable to the tenant, or for which exercise was deemed likely based on other factors. The reversion value of the property which can be realized upon sale is calculated based on the current economic rental rate deemed reasonable for the property, escalated at a rate indicative of current expectations in the marketplace for the property. The projected market rate net operating income of the property for the year following the year of sale is then capitalized at an appropriate capitalization rate reflecting the age and anticipated functional and economic obsolescence and competitive position of the property to determine its reversion value. Net proceeds of sale are determined by deducting estimated costs incurred at the time of sale, estimated at 2% of the gross reversion value. Finally, the discounted present value of the cash flow stream from operations (including any estimated releasing costs at the end of the assumed current lease term) and the discounted present value of the net proceeds from sale are summed to arrive at a total estimated value for the property. The capitalization rates applied to the Appraised Properties ranged from 5.00% to 6.50%, with a weighted average of approximately 5.99%. The discount rates applied to the estimated net cash flow from operations of the Appraised Properties for which a DCF analysis was conducted ranged from 5.25% to 7.50%, with a weighted average of approximately 6.73%. The discount rates applied to the estimated residual value of the Appraised Properties for which a DCF analysis was conducted ranged from 6.25% to 7.50%, with a weighted average of approximately 7.18%. The residual capitalization rates applied to the Appraised Properties for which a DCF analysis was conducted ranged from 5.50% to 6.75%, with a weighted average of approximately 6.47%. Where both a direct capitalization analysis and DCF was utilized, the indicated value from each approach was reviewed and a final appraised value was concluded. While a sales comparison approach was not conducted, other than for the SF Property, Stanger reviewed regional property sale data for each Appraised Property in order to assist in the selection of capitalization rates applied in the appraisals and to observe transaction prices per square foot in the Appraised Properties’ regional markets. For the SF Property, the sales comparison approach conducted utilized the price per square foot from recent market sales and adjusted such indicated price per square foot to a price per square foot deemed reasonable for the SF Property, taking into account factors such as property size, location, tenancy/occupancy and condition/quality and the date of sale. The aggregate appraised value of the Appraised Properties was $178,970,000. The appraised values of the Appraised Properties are subject to the general assumptions and limiting conditions set forth in the appraisal reports rendered to the Company by Stanger.

Debt Investments

In accordance with the Company’s valuation procedures, the Lancaster PE and the Chicago Jr Mezz (individually a “Debt Investment” and collectively the “Debt Investments”) were included in the determination of NAV at their estimated fair market value as of September 30, 2020, as determined by Stanger, adjusted to reflect the Company’s interest in the Debt Investments. The Debt Investments estimated value was based upon taking, for each Debt Investment, the loan payments over the remaining anticipated term and discounting such payments to present value at a discount rate range equal to the current estimated market interest rate on financing similar to the applicable Debt Investments. To provide their opinion of value of the Debt Investments, Stanger first reviewed the terms of each of the Debt Investments as contained in the loan documents. Stanger then reviewed mezzanine loan market terms at or around September 30, 2020 to ascertain current market interest rate levels for loans similar to the Debt Investments. This review was conducted by (i) recent interviews of participants in the mezzanine / preferred equity market, (ii) reviewing recent mezzanine loan transactions, as available, and (iii) reviewing published surveys available at or around September 30, 2020. Based on Stanger’s reviews above and taking into consideration the Debt Investments’ unique factors, including, but not limited to, loan-to-value (based on the appraised value of the collateral), debt service coverage/debt yield, collateral property type, age and location, financial information pertaining to the lessee of the collateral properties, prepayment terms, and loan origination date, maturity date and extension terms, a market interest rate range was determined for each Debt Investment to utilize in the determination of the fair market value of the Debt Investments. The discount rate applied to the future payments of the Company’s Debt Investments was 8.90% for both facilities. The aggregate fair value of the Debt Investments was approximately $23,698,000.

Estimated Market Value of the Non-Controlling Interest in the Battery Street SF JV

In order to determine the net asset value attributable to the non-controlling interest and promote interest in the Battery Street SF JV, Stanger utilized the appraisal of the SF Property, and then, based on the September 30, 2020 Battery Street SF JV balance sheet provided, added tangible assets and deducted tangible liabilities of the Battery Street SF JV, including an adjustment for anticipated near term capital repairs at the SF Property not considered in the property appraisal, and determined any promote due to the Company’s Battery Street SF JV partner. This net asset value was then multiplied by the ownership interest held by parties other than the Company (25%) to determine the non-controlling interest adjustment related to the Battery Street SF JV utilized in the Company’s September 30, 2020 NAV.

Fair Value of Long Term Debt

Stanger performed a valuation of the property-level debt by reviewing available market data for comparable liabilities and applying a selected discount rate to the stream of future debt payments. The discount rate was selected based on several factors including U.S. Treasury yields as of the valuation date, as well as loan-specific items such as loan-to-value ratio, debt service coverage ratio, collateral property location, age, type, lease term and lessee credit quality, prepayment terms, and maturity and loan origination date. The discount rates applied to the future debt payments of the Company’s long-term debt ranged from 3.60% to 4.20%, with a weighted average of approximately 3.97%. Stanger’s valuation of the long-term debt is based in part on the appraised values of the encumbered Appraised Properties, which represent the collateral associated with the long-term debt as well as certain other assumptions and limiting conditions, including: (i) Stanger was provided with loan documents and other factual loan information by the Advisor and has relied upon and assumed that such information is correct in all material respects and no warranty is given by Stanger as to the accuracy of such information; (ii) each collateral property is assumed to be free and clear of liens (other than the mortgage being valued); (iii) information furnished by others, upon which all or portions of Stanger’s value opinion is based, is believed to be reliable but has not been verified, and no warranty is given as to the accuracy of such information; (iv) no material change has occurred in the value of the collateral properties from the date of last appraisal through the loan valuation date and (v) each mortgage is assumed to be salable, transferable or assumable between parties and is further assumed not to be in default. Stanger’s opinion of the long-term debt value was predicated on the above assumptions.

Estimated NAV

In performing the calculation of the estimated NAV, Stanger added the appraised values of the Appraised Properties, the fair value of the Debt Investments and other tangible assets of the Company, consisting of cash and equivalents, receivables and other assets, and subtracted the estimated fair market value of the Company’s long-term debt, the value of the non-controlling interest in the Battery Street SF JV (including any promote due to the Company’s joint venture partner), the anticipated near-term capital needs of the SF Property, and other tangible liabilities of the Company, consisting of accounts payable and accrued expenses, but excluding amounts owed to the Advisor for reimbursement of O&O Costs less the current accrued O&O Costs liability (consistent with the Company’s valuation procedures), and considered any other amounts due to the Advisor or affiliates for repayment of the Sponsor Support or amounts due to the Special Unit Holder upon certain events, including liquidation of the Company to produce an estimated NAV as of September 30, 2020, consistent with the procedures described in the “Net Asset Value Calculation and Valuation Procedures” section of the Company’s prospectus of $23.74 per share for Class AX, Class IX, Class S, Class I and Class D shares, and $23.72 for Class TX and Class T shares.

The determination of NAV involves a number of assumptions and judgments, including estimates of the Advisor’s interest in disposition proceeds (if any). These assumptions and judgments may prove to be inaccurate. There can be no assurance that a stockholder would realize the mostly recently determined NAV per share if the Company were to liquidate or engage in another type of liquidity event today. In particular, the Company’s September 30, 2020 NAV is based on appraisals of the fair market value of certain of the Company’s real estate property investments which precede September 30, 2020 and, while the Company believe no material change has occurred in the value of these real estate property investments between the appraised value dates and September 30, 2020, Stanger has assumed no material change in property value has occurred since the appraisal date for those Appraised Properties with an appraised value date that preceded September 30, 2020. Furthermore, the Company’s September 30, 2020 NAV does not consider fees or expenses that may be incurred in providing a liquidity event, including reimbursement of amounts to the Advisor for O&O Costs and any operating expenses that have not been invoiced by the Advisor in accordance with the terms of the Advisory Agreement. Lastly, as discussed in “PART II — OTHER INFORMATION; Item 1A. – Risk Factors”, the full extent of the impact and effects of COVID-19 on the Company, as a whole, and on its tenants and its consolidated real estate, loan investments and long-term debt are uncertain at this time. Due to COVID-19, observable market transactions for both real estate assets and debt are generally more limited than before the pandemic. The Company believes the methodology of determining the Company’s NAV conforms to the Institute for Portfolio Alternative’s Practice Guideline for Valuations of Publicly Registered Non-Listed REITs (April 2013) and is prepared in accordance with the procedure described in the “Net Asset Value Calculation and Valuation Procedures” section of the Company’s prospectus. In addition, the Company’s board of directors periodically reviews the Company’s NAV policies and procedures.

The NAV for each class of shares is based on the value of the Company’s assets and the deduction of any liabilities, and any distribution fees applicable to such class of shares.

The following table provides a breakdown of the major components of the Company’s NAV pursuant to the Company’s valuation guidelines:

Components of NAV	September 30, 2020
Investment in real estate	$178,970,000
Investments in real estate-related assets	23,698,488
Cash and cash equivalents(1)	36,632,307
Other assets	881,540
Debt obligations	(87,358,721)
Due to related parties(2)	(449,689)
Accounts payable and other liabilities	(2,152,322)
Distribution fee payable the following month(3)	(29,406)
Non-controlling interests in subsidiaries	(3,249,694)
Sponsor Support repayment / special unit holder interest in liquidation	—
Net Asset Value	$146,942,503
Number of outstanding shares	6,191,718
Note:	(1) Net of a reserve of $150,000 for anticipated near-term capital needs (“Deferred Maintenance”) at the SF Property that was not deducted in its appraised value.

(2) Excluding the full distribution fee liability of $825,912 and, pursuant to the Company’s valuation guidelines, $406,978 due to the Advisor for reimbursement of O&O Costs ($474,808 less the current liability due of $67,830). Distribution fee only relates to Class TX and Class T shares of common stock.

(3) The distribution fee that is payable as of September 30, 2020 related to Class TX and Class T shares (see table below). The non-current distribution fee payable (included in the $825,912) is not due as of September 30, 2020.

September 30, 2020 NAV Per Share	Class AX, IX & I Shares	Class TX Shares	Class T Shares	Total
Total Gross Assets at Fair Value	$182,510,186	$57,513,807	$158,382	$240,182,335
Distribution fees due and payable	—	(29,337)	(69)	(29,406)
Debt obligations	(66,382,287)	(20,918,827)	(57,607)	(87,358,721)
Due to related parties	(341,710)	(107,682)	(297)	(449,689)
Accounts payable and other liabilities	(1,635,510)	(515,393)	(1,419)	(2,152,322)
Non-controlling interests in subsidiaries	(2,469,383)	(778,168)	(2,143)	(3,249,694)
Quarterly NAV	$111,681,256	$35,164,400	$96,847	$146,942,503
Number of outstanding shares	4,704,972	1,482,663	4,083	6,191,718
NAV per share	$23.74	$23.72	$23.72

The following table reconciles stockholders’ equity per the Company’s unaudited consolidated balance sheet to the Company’s NAV:

Reconciliation of Stockholders’ Equity to NAV	September 30, 2020
Stockholders’ equity under U.S. GAAP	$143,511,696
Adjustments:
Unrealized appreciation of real estate	160,971
Unrealized depreciation of real estate-related assets	(701,512)
Organization and offering costs	406,978
Acquisition costs	(1,179,154)
Deferred financing costs, net	(784,028)
Accrued distribution fee(1)	796,506
Accumulated depreciation and amortization	10,011,801
Fair value adjustment of debt obligations	(3,213,537)
Deferred rent receivable	(1,653,321)
Deferred maintenance	(150,000)
Non-controlling interests in subsidiaries	(263,897)
NAV	$146,942,503
Note:	(1) Accrued distribution fee only relates to Class TX and Class T shares of common stock.

The following details the adjustments to reconcile U.S. GAAP stockholders’ equity to the Company’s NAV:

Unrealized appreciation of real estate

The Company’s investments in real estate are presented at historical cost, including acquisition costs, in the Company’s U.S. GAAP consolidated financial statements. As such, any increases or decreases in the fair market value of the Company’s investments in real estate are not included in the Company’s U.S. GAAP results. For purposes of determining the Company’s NAV, the Company’s investments in real estate are presented at fair value.

Unrealized depreciation of real estate-related assets

The Company’s investments in real estate-related assets are presented at historical cost, including acquisition costs, in the Company’s U.S. GAAP consolidated financial statements. As such, any increases or decreases in the fair market value of the Company’s investments in real estate-related assets are not included in the Company’s U.S. GAAP results. For purposes of determining the Company’s NAV, the Company’s investments in real estate-related assets are presented at fair value.

Organization and offering costs

The Advisor has agreed to pay, on behalf of the Company, all O&O Costs through the Escrow Break Anniversary. Such costs are being reimbursed to the Advisor, ratably, by the Company, over 36 months beginning on May 19, 2018, subject to the 1% Cap. After the Escrow Break Anniversary, the Advisor, in its sole discretion, may pay some or all of the additional O&O Costs incurred, but is not required to do so. To the extent the Advisor pays such additional O&O Costs, the Company is obligated to reimburse the Advisor subject to the 1% Cap. As of September 30, 2020, the Advisor has continued to pay all O&O Costs on behalf of the Company. Under U.S. GAAP, the Company's reimbursement liability pertaining to the O&O Costs is recorded as a component of due to related parties in the Company’s unaudited consolidated balance sheet. For NAV, such costs are recognized as a reduction in NAV as they are reimbursed.

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

Accrued distribution fee

Accrued distribution fee represents the accrual for the full cost of the distribution fee for Class TX and Class T shares. Under U.S. GAAP, the Company accrues the full cost of the distribution fee as an offering cost at the time it sells the Class TX and Class T shares. For purposes of NAV, the Company recognizes the distribution fee as a reduction of NAV on a quarterly basis as such fee is due.

Accumulated depreciation and amortization

The Company depreciates its investments in real estate and amortizes certain other assets and liabilities in accordance with U.S. GAAP. Such depreciation and amortization is not considered for purposes of determining NAV.

Fair value adjustment of debt obligations

The Company’s debt obligations are presented at historical cost in the Company’s U.S. GAAP consolidated financial statements. As such, any increases in the fair value of the Company’s debt obligations are not included in the Company’s U.S. GAAP results. For purposes of determining the Company’s NAV, the Company’s debt obligations are presented at fair value.

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

Non-controlling interests in subsidiaries

Non-controlling interests in subsidiaries represents the equity ownership in a consolidated subsidiary which is not attributable to the Company. The interests are presented at fair value for purposes of determining the Company’s NAV.

Sensitivity Analysis

Assuming all other factors remain unchanged, the table below presents the estimated increase or decrease to the Company’s September 30, 2020 NAV for a change in the going-in capitalization rate and, where a DCF analysis was utilized, discount rates and terminal capitalization rates used in the Appraised Properties’ appraisals, a 5% change in the discount rates used to value the Company’s Debt Investments and a 5% change in the discount rates used to value the Company’s long-term debt:

Sensitivity Analysis	Range of NAV (Class AX, IX & I)			Range of NAV (Class TX)			Range of NAV (Class T)
	Low	Concluded	High	Low	Concluded	High	Low	Concluded	High
Estimated Per Share NAV	$22.02	$23.74	$25.58	$22.00	$23.72	$25.56	$22.01	$23.72	$25.57
Capitalization Rate - Appraised Properties	6.29%	5.99%	5.70%	6.29%	5.99%	5.70%	6.29%	5.99%	5.70%
Cash Flow Discount Rate - Appraised Properties	7.07%	6.73%	6.40%	7.07%	6.73%	6.40%	7.07%	6.73%	6.40%
Residual Discount Rate - Appraised Properties	7.54%	7.18%	6.83%	7.54%	7.18%	6.83%	7.54%	7.18%	6.83%
Terminal Capitalization Rate - Appraised Properties	6.80%	6.47%	6.15%	6.80%	6.47%	6.15%	6.80%	6.47%	6.15%
Discount Rate - Debt Investments	9.35%	8.90%	8.46%	9.35%	8.90%	8.46%	9.35%	8.90%	8.46%
Discount Rate - Long-Term Debt Consolidated	3.77%	3.97%	4.16%	3.77%	3.97%	4.16%	3.77%	3.97%	4.16%

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

If the Company is unable to raise substantial funds in its public offerings, it will make fewer investments resulting in less diversification in terms of the type, number and size of investments it makes and the value of an investment in the Company will fluctuate with the performance of the limited assets it acquires. Further, the Company will have certain fixed operating expenses, including certain expenses as a public company and a REIT, regardless of whether it is able to raise substantial funds in the offerings. The Company’s inability to raise substantial funds would increase its fixed operating expenses as a percentage of gross income, reducing its net income and limiting its ability to make distributions. As of September 30, 2020, the Company has raised gross proceeds of $159,323,284 in the Offerings.

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

As of September 30, 2020, the Company’s debt to tangible assets ratio was 38.7%. See Note 7 – Loans Payable of the Company’s outstanding debt arrangement as of September 30, 2020.

In addition to making investments in accordance with its investment objectives, the Company uses its capital resources to make certain payments to the Advisor and Dealer Manager. In conjunction with the Offerings, payments are made to the Dealer Manager for selling commissions, dealer manager fees, and distribution fee payments. With regards to the total organization and offering costs, including selling commissions, dealer manager fees, distribution fees and reimbursement of other organization and offering costs, will not exceed 15% of the gross proceeds of each Offering, including proceeds from sales of shares under the Company’s distribution reinvestment plan. Additionally, the Company expects to make payments to the Advisor in connection with the management of its assets and costs incurred by the Advisor in providing services to the Company.

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

Cash Flows

The following table provides a breakdown of the net change in the Company’s cash and cash equivalents:

Nine Months Ended September 30, 2020
Cash flows from operating activities	$5,039,303
Cash flows from investing activities	—
Cash flows from financing activities	14,438,003
Increase in cash and cash equivalents	$19,477,306

Operating Activities

During the nine months ended September 30, 2020, net cash provided by operating activities was $5,039,303, compared to $2,344,346 of net cash provided by operating activities for the nine months ended September 30, 2019. The change was primarily due to an increase in net income of $899,521, an increase in depreciation and amortization expenses related to real estate assets and liabilities and deferred financing costs totaling $1,050,668, a net decrease in working capital accounts of $1,369,380, and a decrease in gains from investments in real-estate related assets of $878,378, offset by a decrease in proceeds from investments in real estate-related assets of $1,502,990 (see “—Results of Operations”).

Investing Activities

Cash used in investing activities was $0 for the nine months ended September 30, 2020, compared to $29,938,700 for the nine months ended September 30, 2019. The change was due to a decrease of $9,282,381 in acquisition of real estate and a decrease of $20,656,319 in purchases of interest in real estate-related assets.

Financing Activities

During the nine months ended September 30, 2020, net cash provided by financing activities was $14,438,003, compared to $32,440,861 for the nine months ended September 30, 2019. The change was primarily due to a decrease in proceeds from common stock issued of $14,864,804, an increase in distributions of $1,207,704, an increase in payments from redemptions of common stock of $1,886,350, and an increase in non-controlling interest distributions of $44,000.

Distributions

The Company’s board of directors has authorized, and the Company has declared, distributions through August 31, 2020 in an amount equal to $0.004253787, and for the period September 1, 2020 through November 1, 2020 in an amount equal to $0.004234973 per day per each share of common stock, less, for holders of certain classes of shares, the distribution fees that are payable with respect to such shares as further described in the applicable prospectus. The distributions are payable by the 5th business day following each month end to stockholders of record at the close of business each day during the prior month.

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

To ensure that the Company has sufficient funds to cover cash distributions authorized and declared during the Initial Offering, the Company and CFI entered into the Distribution Support Agreement. The terms of the agreement provide that in the event that cash distributions exceed MFFO, defined as a supplemental measure to reflect the operating performance of a non-traded REIT, for any calendar quarter through March 23, 2019, CFI shall purchase Class IX Shares from the Company in an amount equal to the distribution shortfall, up to $5 million (less the $2.0 million of shares purchased by CFI in order to satisfy the Minimum Offering Requirement). On August 10, 2020, the Company and CFI entered into Second Amended and Restated Distribution Support Agreement (the “Amended Distribution Support Agreement”) to ensure that the Company has a sufficient amount of funds to pay cash distributions to stockholders during the Follow-On Offering. Pursuant to the Amended Distribution Support Agreement, in the event that cash distributions exceed MFFO, CFI will purchase Class I Shares from the Company in the Follow-On Offering in an amount equal to the distribution shortfall, up to $5 million (less the $2.0 million of shares purchased by CFI in order to satisfy the Minimum Offering Requirement and any shares purchased by CFI pursuant to the distribution support agreement in the Initial Offering). In addition to the shares purchased to satisfy the Minimum Offering Requirement, as of September 30, 2020, CFI has purchased $1,132,280 in Class IX shares pursuant to the Distribution Support Agreement. As of September 30, 2020, CFI’s remaining obligation pursuant to the Distribution Support Agreement is limited to $1,867,720.

Under the terms of the Amended Distribution Support Agreement, if the cash distributions the Company pays for any calendar quarter exceed the Company’s MFFO for such quarter, CFI will purchase Class I Shares following the end of such calendar quarter for a purchase price equal to the distribution shortfall. The distribution shortfall is defined in the Amended Distribution Support Agreement as the amount by which the distributions paid on such shares exceed the MFFO for such quarter. In such instance, the Company may be paying distributions from proceeds of the shares purchased by CFI or its affiliates, not from cash flow from operations. Class I Shares purchased by CFI pursuant to the Amended Distribution Support Agreement will be eligible to receive all distributions payable by the Company with respect to Class I Shares.

The following tables summarize the Company’s distributions declared during the three and nine months ended September 30, 2020 and September 30, 2019:

	Three Months Ended September 30, 2020		Nine Months Ended September 30, 2020
	Amount	Percent	Amount	Percent
Distributions
Paid in cash	$996,056	43%	$3,736,019	56%
Payable	762,558	33%	762,558	12%
Reinvested in shares	565,523	24%	2,093,764	32%
Total distributions	$2,324,137	100%	$6,592,341	100%
Sources of Distributions:
Operating cash flows	$1,761,381	76%	$5,039,303	76%
Offering proceeds pursuant to Distribution Support Agreement(1)	—	0%	24,623	1%
Offering proceeds	562,756	24%	1,528,415	23%
Total sources of distributions	$2,324,137	100%	$6,592,341	100%

	Three Months Ended September 30, 2019		Nine Months Ended September 30, 2019
	Amount	Percent	Amount	Percent
Distributions
Paid in cash	$770,815	43%	$2,688,379	57%
Payable	595,954	34%	595,954	13%
Reinvested in shares	400,544	23%	1,434,159	30%
Total distributions	$1,767,313	100%	$4,718,492	100%
Sources of Distributions:
Operating cash flows	$1,338,223	76%	$2,344,346	50%
Offering proceeds pursuant to Distribution Support Agreement(1)	—	0%	—	0%
Offering proceeds	429,090	24%	2,374,146	50%
Total sources of distributions	$1,767,313	100%	$4,718,492	100%

Note:

(1) Pursuant to the Amended Distribution Support Agreement, CFI will purchase Class I Shares to the extent cash distributions exceed MFFO within 15 business days following the Company’s filing with the SEC of its periodic report for such calendar quarter or year.

During the three and nine months ended September 30, 2020 the Company declared $2,324,137 and $6,592,341, respectively, of distributions to its shareholders (including those reinvested in shares pursuant to the DRP), compared to the Company’s total aggregate MFFO of $1,750,163 and $5,202,126, respectively, for the three and nine months ended September 30, 2020, and the Company’s total aggregate net income of $465,495 and $1,353,780 for such periods, respectively.

During the three and nine months ended September 30, 2019 the Company declared $1,767,313 and $4,718,492, respectively, of distributions to its shareholders (including those reinvested in shares pursuant to the DRP), compared to the Company’s total aggregate MFFO of $1,285,809 and $3,344,849, respectively, for the three and nine months ended September 30, 2019, and the Company’s total aggregate net income of $206,520 and $454,259 for such periods, respectively.

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

Reimbursement of Organization and Offering Costs

The Advisor has agreed to pay, on behalf of the Company, all O&O Costs through the Escrow Break Anniversary. The Company was not required to reimburse the Advisor for payment of the O&O Costs prior to the Escrow Break Anniversary. After the Escrow Break Anniversary, the Advisor, in its sole discretion, may pay some or all of the additional O&O Costs incurred, but is not required to do so. To the extent the Advisor pays such additional O&O Costs, the Company is obligated to reimburse the Advisor subject to the 1% Cap. Following the Escrow Break Anniversary, the Company began reimbursing the Advisor for payment of the O&O Costs on a monthly basis, which will continue through the period ended May 18, 2021; provided, however, that the Company will not be obligated to pay any amounts that as a result of such payment would cause the aggregate payments for O&O Costs (less selling commissions, dealer manager fees and distribution fees) paid to the Advisor to exceed the 1% Cap as of such payment date. Any amounts not reimbursed in any period are included in determining any reimbursement for a subsequent period. As of September 30, 2020, the Advisor has continued to pay all O&O Costs on behalf of the Company.

Variable Interest Entities

A Variable Interest Entity (“VIE”) is an entity that lacks one or more of the characteristics of a voting interest entity. A VIE is defined as an entity in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The determination of whether an entity is a VIE includes both a qualitative and quantitative analysis. The Company bases the qualitative analysis on the Company’s review of the design of the entity, its organizational structure including decision-making ability and relevant financial agreements and the quantitative analysis on the forecasted cash flow of the entity. The Company reassesses the initial evaluation of an entity as a VIE upon the occurrence of certain reconsideration events. A VIE must be consolidated only by its primary beneficiary, which is defined as the party who, along with its affiliates and agents has both the: (i) power to direct the activities that most significantly impact the VIE’s economic performance and (ii) obligation to absorb the losses of the VIE or the right to receive the benefits from the VIE, which could be significant to the VIE. The Company determines whether it is the primary beneficiary of a VIE by considering qualitative and quantitative factors, including, but not limited to: which activities most significantly impact the VIE’s economic performance and which party controls such activities; the amount and characteristics of its investment; the obligation or likelihood for the Company or other interests to provide financial support; consideration of the VIE’s purpose and design, including the risks the VIE was designed to create and pass through to its variable interest holders and the similarity with and significance to the Company’s business activities and other interests. The Company reassesses the determination of whether it is the primary beneficiary of a VIE each reporting period. Significant judgments related to these determinations include estimates about the current and future fair value and performance of investments held by these VIEs and general market conditions. As of September 30, 2020, the Company concluded that it had investments in VIEs, and because the Company was deemed the primary beneficiary it consolidated such entities, as described in “Note 10 — Variable Interest Entities” in its accompanying unaudited consolidated financial statements included in Item 1. “Financial Statements (Unaudited) and Supplementary Data.”

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

Recent Accounting Pronouncements

See Note 2 – Summary of Significant Accounting Policies in the accompanying unaudited consolidated financial statements included in Part I, Item 1.

Emerging Growth Company

The Company is and will remain an “Emerging Growth Company,” as defined in the JOBS Act, until the earliest to occur of (i) the last day of the fiscal year during which the Company’s total annual gross revenues equal or exceed $1 billion (subject to adjustment for inflation); (ii) the last day of the fiscal year following the fifth anniversary of the Initial Offering; (iii) the date on which the Company has, during the previous three-year period, issued more than $1 billion in non-convertible debt; or (iv) the date on which the Company is deemed a large accelerated filer under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. Additionally, the Company is eligible to take advantage of certain other exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in the Company’s periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. The Company has chosen to “opt out” of that extended transition period and as a result the Company will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that the Company’s decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable. Otherwise, the Company has not yet made a decision whether to take advantage of any or all of the exemptions available to it under the JOBS Act.

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

Off-Balance Sheet Arrangements

As of September 30, 2020, the Company had no off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on the Company’s financial condition, revenue and expenses, results of operations, liquidity, capital expenditures, or capital resources.

Contractual Obligations

The following table presents the future principal payment due under the Company’s GR Loan, FM Loan, CO Loan, DST Loan and Buchanan Loan agreements as of September 30, 2020, which represents the Company’s aggregate contractual obligations and commitments with payments due subsequent to September 30, 2020.

Year	Amount
2020 (remaining)	$—
2021	—
2022	—
2023	—
2024	—
Thereafter	84,145,184
Total	$84,145,184

Subsequent Events

Common Stock Repurchases

Subsequent to September 30, 2020, the Company received and completed 12 eligible repurchase requests for a total of 25,977 shares in the amount of $616,592.

Status of the Offerings

As of November 11, 2020, the Company had sold an aggregate of 6,319,279 shares of its common stock (consisting of 3,462,271 Class AX Shares, 1,482,846 Class TX Shares, 1,217,886 Class IX Shares, 20,400 Class T Shares, 1,567 Class S Shares, 21,708 Class D Shares, and 112,601 Class I Shares) in the Offerings resulting in net proceeds of $155,169,851 to the Company as payment for such shares.

Distributions

As authorized by the board of directors of the Company, on October 30, 2020 the Company declared the following distributions for each class of the Company’s common stock as rounded to the nearest three decimal places ($1.55 on an annual basis):

Gross Distribution
Class T Shares	$0.127
Class S Shares	$0.127
Class D Shares	$0.127
Class I Shares	$0.127
Class AX Shares	$0.127
Class TX Shares	$0.127
Class IX Shares	$0.127

The net distributions for each class of common stock (which represents the gross distributions described above less the distribution fee for the applicable class of common stock as described in the Company’s applicable prospectus) are payable to stockholders of record immediately following the close of business on November 1, 2020 and will be paid on or about December 7, 2020. These distributions will be paid in cash or reinvested in shares of the Company’s common stock for stockholders participating in the Company’s distribution reinvestment plan. Some or all of the cash distributions may be paid from sources other than cash flow from operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

The market risk associated with financial instruments and derivative financial instruments is the risk of loss from adverse changes in market prices or interest rates. The Company’s interest rate risk management objectives are to limit the impact of interest rate changes in earnings and cash flows and to manage overall borrowing costs. To achieve these objectives, from time to time, the Company may enter into interest rate hedge contracts such as swaps, collars and treasury lock agreements in order to mitigate interest rate risk with respect to various debt instruments. The Company would not hold or issue these derivative contracts for trading or speculative purposes. As of September 30, 2020, there are no such hedging contracts outstanding. The Company does not have any foreign operations and thus is not exposed to foreign currency fluctuations.

Interest Rate Risk

As of September 30, 2020, the Company had fixed rate debt of $84.1 million, and therefore, is not exposed to interest rate changes in LIBOR.

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

As of September 30, 2020, lease expirations related to the Company’s portfolio of real estate assets based on straight-line rents or investments income for each asset at 100% purchase price were as follows:

•	2020 – 2023 – 1%
•	2024 – 2027 – 0%
•	2028 – 2031 – 42%
•	After 2031 – 57%

As of September 30, 2020, the industry concentration of the Company’s portfolio of real estate assets based on straight-line rents or investments income for each asset at 100% ownership was as follows:

•	Single Tenant Office – 48%
•	Single Tenant Industrial – 28%
•	Single Tenant Necessity Retail – 24%

As of September 30, 2020, the geographic concentration of the Company’s portfolio of real estate assets based on straight-line rents or investments income for each asset at 100% ownership was as follows:

•	Ohio – 33%
•	South Carolina – 17%
•	Michigan – 11%
•	Arizona – 10%
•	Oklahoma – 8%
•	Illinois – 7%
•	Pennsylvania – 6%
•	Texas – 6%
•	Arkansas – 3%
•	California – 1%

As of September 30, 2020, the Company’s portfolio of real estate assets was leased to the following tenants based on square footage:

•	Comenity Servicing LLC (a subsidiary of Alliance Data Systems Corporation) – 34%
•	Daimler – 21%
•	Walgreens – 17%
•	HOYA – 13%
•	Martin Brower – 13%
•	Williams Sonoma – 2%
Note:

Albertsons is the tenant of the properties in which the Company has made an investment in real estate-related assets. The Company is invested in such properties indirectly through preferred equity and a mezzanine loan. Accordingly, Albertsons has been omitted from the above calculation detailing the Company’s tenant concentration. If Albertsons was included in the calculation as of September 30, 2020, Albertsons’ percentage of rentable square footage would be 82%.

As of September 30, 2020, the market concentration of the Company’s portfolio of real estate assets based on purchase price was as follows:

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q was made under the supervision and with the participation of the Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based upon this evaluation, the CEO and CFO have concluded that the disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by SEC rules and forms and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is accumulated and communicated to the Company’s management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Inherent Limitations on Effectiveness of Controls

The Company’s management, including the Company’s CEO and CFO, does not expect that the Company’s disclosure controls and procedures or the Company’s internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2020, the Company was not involved in any material legal proceedings.

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

The current outbreak of the novel coronavirus, or COVID-19, or the future outbreak of any other highly infectious or contagious diseases, could adversely impact or cause disruption to the Company’s financial condition and results of operations as well as the financial condition and results of operations of the Company’s tenants. Further, the spread of the COVID-19 outbreak could cause severe disruptions in the U.S. and global economy, may further disrupt financial markets and could potentially create widespread business continuity issues.

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

A large majority of the states (including the states where the Company’s investments are located) and many cities and counties have instituted ongoing quarantines, restrictions on travel, “shelter in place” rules, restrictions on types of business that may continue to operate, and/or restrictions on types of construction projects that may continue. The COVID-19 outbreak, and future pandemics, could have a significant adverse impact on economic and market conditions of economies around the world, including the United States, and trigger a period of global economic slowdown or global recession.

The effects of COVID-19 or another pandemic on the Company’s and the Company’s tenants’ ability to successfully operate could be adversely impacted due to, among other factors:

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

•

difficulty accessing debt and equity capital on attractive terms, or at all, and a severe disruption and instability in the global financial markets or deteriorations in credit and financing conditions may affect us and the Company’s and the Company’s tenants’ ability to access capital necessary to fund business operations or replace or renew maturing liabilities on a timely basis, and may adversely affect the valuation of financial assets and liabilities, any of which could affect the Company’s ability to meet liquidity and capital expenditure requirements or have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows;

•	ability to operate or operate in affected areas, or delays in the supply of products or services from the vendors that are needed to operate effectively;
•	tenants’ ability to pay rent on their leases or the Company’s ability to lease space in the Company’s properties on favorable terms if the Company’s properties become vacant;
•	the Company’s ability to ensure business continuity in the event the Company’s continuity of operations plan is not effective or improperly implemented or deployed during a disruption; and
•

the Company’s or the Company’s tenant’s ability to operate, which may cause business and operating results to decline or impact the ability to comply with regulatory obligations leading to reputational harm and regulatory issues or fines.

The rapid development and fluidity of this situation precludes any prediction as to the ultimate impact of COVID-19. The full extent of the impact and effects of COVID-19 on the future financial performance of the Company’s company, as a whole, and, specifically, on the Company’s properties and other investments are uncertain at this time. The impact will depend on future developments, including, among other factors, the duration and spread of the outbreak, along with related travel advisories and restrictions, the recovery time of the disrupted supply chains, the consequential staff shortages, and production delays, and the uncertainty with respect to the accessibility of additional liquidity or to the capital markets. COVID-19 and the current financial, economic and capital markets environment, and future developments in these and other areas present uncertainty and risk with respect to the Company’s performance, financial condition, results of operations and cash flows.

The Company may not be able to invest all of the Company’s offering proceeds promptly, which may cause the Company’s distributions and the Company’s stockholders’ investment returns to be lower than they otherwise would be.

The more shares the Company sells in the Company’s offerings, the greater the Company’s challenge will be to invest all of the Company’s net offering proceeds. The Company may have delays in investing the Company’s net proceeds promptly and on attractive terms. Pending investment, the net proceeds of the Company’s offerings may be invested in permitted temporary investments, which include short-term United States government securities, bank certificates of deposit and other short-term liquid investments. The rate of return on these investments, which affects the amount of cash available to make distributions to stockholders, has fluctuated in recent years and most likely will be less than the return obtainable from the type of investments in the real estate industry the Company seeks to acquire or originate. Therefore, delays the Company encounters in the selection, due diligence and acquisition or origination of investments would likely limit the Company’s ability to pay distributions to the Company’s stockholders and lower their overall returns. In addition, cash and cash equivalents may potentially subject the Company to concentration of risk and at times, balances with any one financial institution may exceed the Federal Deposit Insurance Corporation insurance limits. As of September 30, 2020, the Company had approximately $36.8 million in cash.

If the Company pays cash distributions from sources other than the Company’s cash flow from operations, the Company will have less funds available for investments and the Company’s stockholders’ overall return may be reduced.

The Company’s organizational documents do not restrict the Company from paying distributions from any source and do not restrict the amount of distributions the Company may pay from any source, including proceeds from the Company’s public offerings or the proceeds from the issuance of securities in the future, other third party borrowings, advances from the Advisor or sponsor or from the Advisor’s deferral or waiver of its fees under the Amended Advisory Agreement. Distributions paid from sources other than current or accumulated earnings and profits, particularly during the period before the Company has substantially invested the net proceeds from the Company’s public offerings, may constitute a return of capital for tax purposes. From time to time, particularly during the period before the Company has substantially invested the net proceeds from the Company’s public offerings, the Company may generate taxable income greater than the Company’s taxable income for financial reporting purposes, or the Company’s taxable income may be greater than the Company’s cash flow available for distribution to stockholders. In these situations, the Company may make distributions in excess of the Company’s cash flow from operations, investment activities and strategic financings to satisfy the REIT distribution requirement. In such an event, the Company would look first to other third party borrowings to fund these distributions. If the Company funds distributions from financings, the net proceeds from the Company’s offerings or sources other than the Company’s cash flow from operations, the Company will have less funds available for investment in income-producing commercial properties and other real estate-related assets and stockholders overall return may be reduced. In addition, if the aggregate amount of cash the Company distributes to stockholders in any given year exceeds the amount of the Company’s taxable income generated during the year, the excess amount will either be (1) a return of capital or (2) a gain from the sale or exchange of property to the extent that a stockholder’s basis in the Company’s common stock equals or is reduced to zero as the result of the Company’s current or prior year distributions. Such distributions may effectively dilute or reduce the value of the stockholders remaining interest in the Company’s net asset value.

Pursuant to the Amended Distribution Support Agreement, in certain circumstances where the Company’s cash distributions exceed MFFO, the Company’s sponsor will purchase up to $5.0 million of Class I shares (which includes the shares the Company’s sponsor has purchased in order to satisfy the Minimum Offering Requirement) at the then current offering price per Class I share net of dealer manager fees to provide additional cash to support distributions to the Company’s stockholders. The sale of these shares will result in the dilution of the ownership interests of the Company’s public stockholders. Upon termination or expiration of the Amended Distribution Support Agreement, the Company may not have sufficient cash available to pay distributions at the rate the Company had paid during preceding periods or at all. As of September 30, 2020, CFI’s remaining obligation pursuant to the Amended Distribution Support Agreement is limited to $1,867,720. If the Company pays distributions from sources other than the Company’s cash flow from operations, the Company will have less cash available for investments, the Company may have to reduce the Company’s distribution rate, the Company’s net asset value may be negatively impacted and the Company’s stockholders overall return may be reduced. As of September 30, 2020, the Company has declared distributions of $16,736,973, of which 28% were paid using proceeds from the Offerings.

The Company’s NAV per share may materially change from quarter to quarter if the valuations of the Company’s properties materially change from prior valuation or the actual operating results materially differ from what the Company originally budgeted, including as a result of the Advisor invoicing the Company for previously unbilled operating expenses.

It is possible that the annual appraisals of the Company’s properties may not be spread evenly throughout the year and may differ from the most recent valuation. As such, when these appraisals are reflected in the Company’s Independent Valuation Firm’s valuation of the Company’s real estate portfolio, there may be a material change in the Company’s NAV per share for each class of the Company’s common stock. Property valuation changes can occur for a variety reasons, such as local real estate market conditions, the financial condition of the Company’s tenants, or lease expirations. For example, the Company will regularly face lease expirations across the Company’s portfolio, and as the Company moves further away from lease commencement toward the end of a lease term, the valuation of the underlying property will be expected to drop depending on the likelihood of a renewal or a new lease on similar terms. Such a valuation drop can be particularly significant when closer to a lease expiration, especially for single tenant buildings or where an individual tenant occupies a large portion of a building. The Company is at the greatest risk of these valuation changes during periods in which the Company has a large number of lease expirations as well as when the lease of a significant tenant is closer to expiration. Similarly, if a tenant will have an option in the future to purchase one of the Company’s properties from the Company at a price that is less than the current valuation of the property, then if the value of the property exceeds the option price, the valuation will be expected to decline and begin to approach the purchase price as the date of the option approaches.

In addition, actual operating results may differ from what the Company originally budgeted, which may cause a material increase or decrease in the NAV per share amounts. The Company accrues estimated income and expenses on a quarterly basis based on annual budgets as adjusted from time to time to reflect changes in the business throughout the year. On a periodic basis, the Company adjusts the income and expense accruals the Company estimated to reflect the income and expenses actually earned and incurred. The Company will not retroactively adjust the NAV per share of each class for any adjustments. Therefore, because actual results from operations may be better or worse than what the Company previously budgeted, the adjustment to reflect actual operating results may cause the NAV per share for each class of the Company’s common stock to increase or decrease.

The Company’s Amended Advisory Agreement provides that any operating expenses which have not been invoiced by the Advisor will not become the Company’s obligations. Without these provisions in the Company’s Amended Advisory Agreement, such operating expenses, if invoiced, would likely be recorded as liabilities of the Company, which, in turn, would likely have a negative effect on the Company’s NAV per share. The Company’s Amended Advisory Agreement provides that the Advisor will not invoice the Company for any reimbursement if the impact of such would result in the incurrence of an obligation in an amount that would result in the Company’s NAV per share for any class of shares to be less than $25.00. the Company may, however, incur and record an obligation to reimburse the Advisor, even if it would result in the Company’s NAV per share for any class of shares for such quarter to be less than $25.00, if the Company’s board of directors determines that the reasons for the decrease of the Company’s NAV per share below $25.00 were unrelated to the Company’s obligation to reimburse the Advisor for operating expenses. The Company’s Amended Advisory Agreement also provides that the Advisor may be reimbursed for previously unbilled operating expenses for prior periods in any subsequent quarter, subject to certain limitations, including the limitation related to the NAV per share of $25.00 referenced above and the 2%/25% Guidelines. The incurrence of previously unbilled operating expenses likely will have a negative effect on the Company’s NAV per share. As of September 30, 2020, the Advisor has incurred $10,681,446 of Unreimbursed Operating Expenses, including $3,237,224 of Unreimbursed Operating Expenses incurred during the nine months ended September 30, 2020 that have not been invoiced to us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds of Registered Securities.

Unregistered Sales of Equity Securities

During the nine months ended September 30, 2020, the Company did not complete any sales of unregistered securities.

Use of Proceeds

On March 23, 2017, the Company’s Registration Statement on Form S-11 (File No. 333-214310) for the Initial Offering, was declared effective by the SEC. On May 18, 2017, the Company satisfied the Minimum Offering Requirement as a result of CFI purchasing $2.0 million in Class I shares at $25.00 per share. On July 31, 2020, the Company terminated the primary portion of the Initial Offering but is continuing to offer shares pursuant to the distribution reinvestment plan.

For the period from the commencement of the Initial Offering through July 31, 2020, the Company issued 6,188,944 shares of common stock generating total gross proceeds of $159,451,578 in the Initial Offering.

During this time, the Company also incurred $4,745,222 in selling commissions net of Sponsor Support, and incurred $1,452,913 of distribution fees, in connection with the issuance and distribution of the Company’s registered securities. The Company made reimbursement payments of $983,579 for organization and offering expenses to the Advisor.

The net proceeds received from the Initial Offering, after deducting the total expenses incurred as described above, were $152,269,864.

For the period from the commencement of the Initial Offering through September 30, 2020, the Company used proceeds of $111,399,829 to acquire real estate and to purchase interests in real estate-related assets.

Amended and Restated Share Repurchase Program

Stockholders are eligible to have their shares repurchased by the Company pursuant to the Amended SRP (as defined below).

The Amended SRP included numerous restrictions that limit stockholders’ ability to have their shares repurchased. The Amended SRP also states that the Company has no obligation to repurchase shares if the redemption would violate the restrictions on distributions under Maryland law, which prohibits distributions that would cause a corporation to fail to meet statutory tests of solvency. The Company may amend, suspend or terminate the program for any reason upon 10 business days’ notice. The Company amended the Amended Share Repurchase Program effective August 31, 2020 (the “Amended SRP”). Repurchases of shares under the Amended SRP are made on a monthly basis. Subject to the limitations of and restrictions provided for in the Amended SRP, and subject to funds being available, shares repurchased under the Amended SRP are repurchased at the transaction price in effect on the date of repurchase, which, generally will be a price equal to the NAV per share applicable to the class of shares being repurchased and most recently disclosed by the Company in a public filing with the SEC. Under the Amended SRP, the Company may repurchase during any calendar month shares of its common stock whose aggregate value (based on the repurchase price per share in effect when the repurchase is effected) is 2% of the aggregate NAV as of the last calendar day of the previous month and during any calendar quarter whose aggregate value (based on the repurchase price per share in effect when the repurchase is effected) is up to 5% of the Company’s aggregate NAV as of the last calendar day of the prior calendar quarter.

The table below summarizes the repurchase activity for the three months ended September 30, 2020:

For the Month Ended	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Redeemed as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Redeemed Under the Plans or Programs(1)
July 31, 2020	1,941	$23.01	1,941	121,819
August 31, 2020	22,344	23.66	22,344	101,244
September 30, 2020	13,115	23.76	13,115	110,704
Total	37,400	$23.66	37,400	333,767

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

EXHIBITS INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 (and are numbered in accordance with Item 601 of Regulation S-K).

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

3.5

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

4.1	Form of Subscription Agreement (included as Appendix A to the Prospectus dated April 23, 2019, filed with the SEC on April 24, 2019 and incorporated by reference herein)

4.2	Amended and Restated Distribution Reinvestment Plan (included as Appendix B to the Prospectus dated August 10, 2020, filed with the SEC on August 12, 2020 and incorporated by reference herein)

4.3	Form of Subscription Agreement for the Follow-On Offering (included as Appendix A to the Prospectus dated July 31, 2020, filed with the SEC on July 31, 2020 and incorporated by reference herein)

31.1*	Certification by the Chief Executive Officer pursuant to 17 CFR 240.13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification by the Chief Financial Officer pursuant to 17 CFR 240.13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*

Written statements of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*

The following materials from Cantor Fitzgerald Income Trust, Inc.’s Quarterly Report on Form 10-Q for the three months ended September 30, 2020 are formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Changes in Equity; (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

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

Dated: November 13, 2020