Form 10-K
period 2020-12-31
Cantor Fitzgerald Income Trust, Inc.
filed 2021-03-25
CIK 1666244

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.                     ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The aggregate market value of the common stock held by non-affiliates of the Registrant: No established market exists for the Registrant’s common stock. As of March 23, 2021, the registrant had 3,463,455 Class AX shares, 1,195,971 Class IX shares, 1,463,792 Class TX shares, 443,006 Class I shares, 115,798 Class D shares, 143,293 Class T shares and 1,569 Class S shares of $0.01 par value common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the definitive proxy statement related to the registrant’s 2021 Annual Meeting of Stockholders to be filed hereafter are incorporated by reference into Part III (Items 10, 11, 12, 13 and 14) of this Annual Report on Form 10-K.

i

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements about the Company’s business, including, in particular, statements about the Company’s plans, strategies and objectives. You can generally identify forward-looking statements by the Company’s use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue” or other similar words. You should not rely on these forward-looking statements because the matters they describe are subject to known and unknown risks, uncertainties and other unpredictable factors, many of which are beyond the Company’s control. The Company’s actual results, performance and achievements may be materially different from that expressed or implied by these forward-looking statements.

You should carefully review Item 1A. “Risk Factors” of this Annual Report on Form 10-K for a discussion of the risks and uncertainties that the Company believes are material to the Company’s business, operating results, prospects and financial condition. Except as otherwise required by federal securities laws, the Company does not undertake to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

These factors include, but are not limited to the following:

•	The ability of Cantor Fitzgerald Income Trust, Inc. (the “Company”) to successfully raise capital in the Offerings (as defined below);
•

the Company’s dependence on the resources and personnel of Cantor Fitzgerald Income Advisors, LLC formerly known as Rodin Global Property Advisors, LLC (the “Advisor”), Cantor Fitzgerald Investors, LLC (“CFI”), and their affiliates, including the Advisor’s ability to source and close on attractive investment opportunities on the Company’s behalf;

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

The foregoing list of factors is not exhaustive. Factors that could have a material adverse effect on the Company’s operations and future prospects are set forth in Item 1A. “Risk Factors” in this Annual Report on Form 10-K. The factors set forth in the Risk Factors section and described elsewhere in this Annual Report on Form 10-K could cause the Company’s actual results to differ significantly from those contained in any forward-looking statement contained in this Annual Report on Form 10-K.

Item 1. Business.

References herein to “Cantor Fitzgerald Income Trust,” “Company,” “we,” “us,” or “our” refer to Cantor Fitzgerald Income Trust, Inc., formally known as Rodin Global Property Trust, Inc., a Maryland corporation, and its subsidiaries unless the context specifically requires otherwise.

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

The Company was incorporated in the State of Maryland on February 2, 2016 under the name Rodin Global Access Property Trust, Inc. On September 12, 2016, the Company changed its name to Rodin Global Property Trust, Inc and on July 30, 2020, the Company changed its name to Cantor Fitzgerald Income Trust, Inc.

The Company plans to own substantially all of its assets and conduct its operations through Cantor Fitzgerald Income Trust Operating Partnership, L.P., formally known as Rodin Global Property Operating Partnership, L.P. (the “Operating Partnership”). The Company is the sole general partner and limited partner of the Operating Partnership and CFI’s wholly owned subsidiary, Cantor Fitzgerald Income Trust OP Holdings, LLC, formerly known as Rodin Global Property Trust OP Holdings, LLC (the “Special Unit Holder”), is the sole special unit holder of the Operating Partnership.

On February 2, 2016, the Company was capitalized with a $200,001 investment by CFI. The Company has registered with the SEC an offering of up to $1.25 billion in shares of common stock, consisting of up to $1.0 billion in shares in the Company’s primary offering (“Primary Offering”) and up to $250 million in shares pursuant to its distribution reinvestment plan (the “DRP”), and together with the Primary Offering, the “Initial Offering”). The Company’s Registration Statement was declared effective by the SEC on March 23, 2017. On May 18, 2017, the Company satisfied the minimum offering requirement as a result of the purchase of $2.0 million in Class I shares by CFI (the “Minimum Offering Requirement”).

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

As of March 23, 2021, the Company had sold 3,455,275 Class AX shares, 1,463,792 Class TX shares, 1,195,971 Class IX shares, 143,293 Class T shares, 115,798 Class D shares, 1,569 Class S shares, and 443,006 Class I shares of common stock in the Primary Offering and the primary portion of the Follow-On Offering, as well as 183,320 Class AX shares, 71,623 Class TX shares, 41,189 Class IX shares, 188 Class T shares, 244 Class D shares, 2 Class S shares, and 1,624 Class I shares in the DRP for aggregate net proceeds of $166,821,149 in the Initial Offering and the Follow-On Offering (collectively, the “Offerings”).

Upon commencement of the Follow-On Offering, on August 10, 2020, the Company began operating as a non-exchange traded perpetual-life REIT instead of operating as a REIT of finite duration. In connection with the determination to operate as a perpetual-life REIT, the Company’s board of directors has determined to update the Company’s investment strategy. Prior to the commencement of the Follow-On Offering, the Company’s investment strategy was focused primarily on the acquisition of single-tenant net leased commercial properties located in the United States, United Kingdom and other European countries, as well as origination and investment in loans related to net leased commercial properties. Currently, the Company intends to invest in a diversified portfolio of income-producing commercial real-estate and debt secured by commercial real estate located primarily in the United States. The Company will seek to invest: (a) at least 80% of its assets in properties and real estate-related debt; and (b) up to 20% of its assets in real estate-related securities. The number and type of properties or real estate-related securities that the Company acquires will depend upon real estate market conditions, the amount of proceeds the Company raises in its offerings and other circumstances existing at the time the Company is acquiring such assets.

Prior to the commencement of the Follow-On Offering, the Company determined its net asset value as of the end of each quarter. Net Asset Value (“NAV”), as defined, is calculated consistent with the procedures set forth in the Company’s prospectus and excludes any organization and offering expenses paid by the Advisor on the Company’s behalf (other than selling commissions, dealer manager fees and distribution fees) (“O&O Costs”), with such costs to be reflected in the Company’s NAV to the extent the Company reimburses the Advisor for these costs. Upon commencement of the Follow-On Offering, the Company started determining its NAV on a monthly basis, beginning with determination of NAV as of July 31, 2020. As of December 31, 2020, the Company’s NAV was $23.88 per Class AX share, Class IX share, Class I share and Class D share, $23.86 per Class TX share, and $23.87 per Class T share and Class S share. Effective February 1, 2021, the new offering price was $25.14 per Class AX share, $24.35 per Class TX share, $23.88 per Class IX share, Class I share and Class D share, and $24.74 per Class T share and Class S share. For further discussion of the Company’s NAV calculation, please see “—Net Asset Value”.

As of December 31, 2020, the Company owned the following investments:

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

•	A majority interest in a joint venture with an unrelated third party (the “Battery Street SF JV”) that owns an office property located in San Francisco, California (the “SF Property”).

•	An industrial property located in Phoenix, Arizona (the “Buchanan Property”).

•	Interests (15%) in a Delaware Statutory Trust, CF Station Multifamily DST (the “Station DST”), which owns a multifamily residential property located in Irving, Texas (the “Station Property”).

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

Competition

The Company faces competition from various entities for investment opportunities in properties, including other REITs, pension funds, insurance companies, investment funds and companies, partnerships and developers. In addition to third-party competitors, other programs sponsored by the Advisor and its affiliates, particularly those with investment strategies that overlap with ours, may seek investment opportunities that would be suitable for the Company. Many of these entities may have greater access to capital to acquire properties than the Company has.

Conflicts of Interests

The Advisor faces conflicts of interest relating to performing services on the Company’s behalf and such conflicts may not be resolved in the Company’s favor, meaning that the Company could acquire less attractive assets, which could limit the Company’s ability to make distributions and reduce the investors’ overall investment return.

The Advisor is an indirect subsidiary of Cantor Fitzgerald, L.P. (“Cantor”) and is organized to provide asset management and other services to us. Cantor controls Cantor Commercial Real Estate (“CCRE”), BGC Partners, Inc. (“BGC”), Newmark Group, Inc. (“Newmark”) and a number of other financial services businesses, including the Company’s dealer manager, Cantor Fitzgerald & Co. (the “Dealer Manager”), and sponsors another non-traded REIT, Rodin Income Trust, Inc. (“RIT”) (collectively, the “Cantor Companies”).

The Company relies on the investment professionals of the Advisor and certain of its affiliates to identify suitable investment opportunities for the Company. The Company’s investment strategy may overlap with some of the strategies of other Cantor Companies. CCRE is primarily in the business of originating and securitizing whole mortgage loans secured by commercial real estate. RIT focuses on originations of mortgage and mezzanine loans secured mainly by commercial real estate. Newmark does not currently acquire properties or interests in real estate properties, however, through its Berkeley Point business, it originates multifamily loans distributed through the GSE programs of Fannie Mae and Freddie Mac, as well as through HUD programs. In addition, in the course of Newmark’s business, it may generate fees from the referral of loan opportunities to third parties. The persons comprising CCRE’s and Newmark’s day to day management are different than the Company’s investment professionals. However, both lines of business are affiliates and under common control with CFI. Neither CCRE, RIT, nor Newmark nor any other Cantor Company is restricted from competing with the Company’s business, whether by originating or acquiring loans that might be suitable for origination or acquisition by us, or by referring investment opportunities to third parties in exchange for fees. In addition, CCRE, RIT and Newmark are not required to refer such opportunities to the Company. Investment opportunities sourced by the investment professionals of CCRE, Newmark or any other Cantor Company not controlled by CFI, to the extent not pursued by such company, will be allocated by such company in its sole discretion. The investment professionals responsible for sourcing investments for CFI are generally different than the investment professionals responsible for sourcing investments for other Cantor Companies and to the extent there is overlap, such investment professionals will first present suitable opportunities to CFI.

Item 1A. Risk Factors.

Summary Risk Factors

Our business is subject to a number of risks, including risks that may prevent us from achieving our business objectives or may adversely affect our business, financial condition, results of operations, cash flows, and prospects. These risks are discussed more fully below and include, but are not limited to, the following:

•	The Company may not be able to successfully raise capital in the Offerings.
•

The Company is dependent on the resources and personnel of the Advisor, CFI and their affiliates, including the Advisor’s ability to source and close on attractive investment opportunities on the Company’s behalf.

•	The performance of the Advisor and CFI may affect the Company’s performance.
•	The Company may not be able to deploy capital quickly and successfully and achieve a diversified portfolio consistent with target asset classes.
•	The Company may not have access to financing for its investments.
•

The Company may not be able to make distributions to its stockholders and may make distributions from sources other than cash flow from operations. If the Company pays distributions from sources other than cash flows from operations, it will have less funds available for investment, the overall return to the Company’s stockholders may be reduced and subsequent investors will experience dilution.

•	There is a lack of a public trading market for the Company’s shares.
•	The Company’s operating results will be affected by the impact of economic conditions on the tenants, borrowers and others who the Company depends on to make payments to it.
•	The Advisor may not be able to attract and retain sufficient personnel to support growth and operations;
•	The Company has limited operating history.
•	The Company’s operating results may be affected by the difficulties in economic conditions generally and the real estate, debt, and securities markets specifically.
•	The Company may make changes in its business or investment strategy without stockholder approval.
•	The Company’s results of operations may be affected by environmental compliance costs and liabilities.
•	The Advisor’s due diligence may fail to identify all relevant facts in the Company’s underwriting process or otherwise.
•

The Company’s performance will be subject to the impact of market and other conditions influencing the availability of equity versus debt investments and performance of the Company’s investments relative to its expectations and the impact on the actual return on invested equity, as well as the cash provided by these investments.

•

The Company’s results of operations may be affected by defaults on or non-renewal of leases by tenants, lease renewals at lower than expected rent, or failure to lease properties at all or on favorable rents and terms.

•	The Company is subject to competition in the investments it makes.

•	The Company’s performance is subject to the risks associated with using debt to fund the Company’s business activities, including re-financing and interest rate risks.
•	The investments in the Company’s portfolio are illiquid.
•	The Company’s risk management systems may not be effective.
•

The Company’s business is subject to information technology risks, including capacity constraints, failures, or disruptions in the Company’s systems or those of parties with which the Company interacts, including cybersecurity risks and incidents, privacy risk and exposure to potential liability and regulatory focus.

•	The Company may not be able to realize current and expected returns over the life of its investments.
•	The Company may not be able to maintain effective internal controls.
•	The Company’s business may be affected by regulatory requirements with respect to the Company’s business, as well as the related cost of compliance.
•	The Company’s loans are subject to risks associated with guarantees and indemnities.
•	The Company may fail to qualify or maintain its qualification as a REIT for U.S. federal income tax purposes and is subject to limitations imposed on the Company’s business by its status as a REIT.
•	The current outbreak of the novel coronavirus, or COVID-19, could adversely impact or cause disruption to the Company’s financial condition and results of operations.
•

The Company’s business may be affected by changes in laws or regulations governing various aspects of the Company’s business and non-traded REITs generally, including, but not limited to, changes implemented by the Department of Labor, the SEC, or FINRA and changes to laws governing the taxation of REITs.

•	The Company may not be able to maintain its exemption from registration under the Investment Company Act.
•	The Company’s performance may be affected by general volatility in domestic and international capital markets and economies.
•

The Company’s performance may be affected by regulatory actions, litigation and contractual claims against the Company and its affiliates, including the potential settlement and litigation of such claims.

•	There may be conflicts of interests arising among the Company and CFI and its affiliates.
•	The Company’s cash reserves and working capital may not be adequate.
•	The Company’s performance may be affected by increases in interest rates, operating costs and expenses, or greater than expected capital expenditures.
•	The Company’s operating performance may be affected by timing of cash flows, if any, from the Company’s investments.
•	The Company’s performance is subject to other risks associated with investing in the Company’s targeted investments.

You should specifically consider the following material risks in addition to the other information contained in this Annual Report on Form 10-K. The occurrence of any of the following risk might have a material adverse effect on the Company’s business and financial condition. The risks and uncertainties discussed below are not only ones the Company faces, but do represent those risks and uncertainties that the Company believes are most significant to the Company’s business, operating results, financial condition, prospects and forward-looking statements.

Risks Related to the Company’s Investments in Real Estate

The Company’s investments will be subject to the risks typically associated with real estate.

The Company intends to invest in a diverse portfolio of income-producing commercial real estate, debt secured by commercial real estate and other real estate-related assets. Each of these investments will be subject to the risks typically associated with real estate. The value of real estate may be adversely affected by a number of risks, including:

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

The value of each property is affected significantly by its ability to generate cash flow and net income, which in turn depends on the amount of rental or other income that can be generated net of expenses required to be incurred with respect to the property. Many expenditures associated with properties (such as operating expenses and capital expenditures) cannot be reduced when there is a reduction in income from the properties. These factors may have a material adverse effect on the Company’s ability to pay expenses on properties that are not triple net leased, on the ability of the Company’s tenants to pay their rent and of the Company’s borrowers to pay their loans, as well as on the value that the Company can realize from other real estate-related assets the Company originates, own or acquire.

The Company intends to invest primarily in commercial real estate-related assets; therefore, the Company’s results will be affected by factors that affect the commercial real estate industry, including volatility in economic conditions and fluctuations in interest rates.

The Company’s operating results are subject to risks generally incident to the ownership of commercial real estate, including:

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

For these and other reasons, the Company cannot assure the Company’s stockholders that the Company will be profitable or that the Company will realize growth in the value of the Company’s commercial real estate properties.

The Company may have difficulty selling or re-leasing the Company’s properties, and this lack of liquidity may limit the Company’s ability to quickly change the Company’s portfolio in response to changes in economic or other conditions.

Real estate investments generally have less liquidity compared to other financial assets and this lack of liquidity may limit the Company’s ability to quickly change the Company’s portfolio in response to changes in economic or other conditions. The leases the Company may enter into or acquire may be for properties that are specially suited to the particular needs of the Company’s tenant. With these properties, if the current lease is terminated or not renewed, the Company may be required to renovate the property or to make rent concessions in order to lease the property to another tenant. In addition, if the Company is forced to sell the property, the Company may have difficulty selling it to a party other than the tenant due to the special purpose for which the property may have been designed. These and other limitations may affect the Company’s ability to sell properties without adversely affecting returns to the Company’s stockholders.

The commercial real estate industry has been and may continue to be adversely affected by economic conditions in the United States and the global financial markets generally.

The Company’s business and operations are dependent on the commercial real estate industry generally, which in turn is dependent upon broad economic conditions in the United States and abroad. A worsening of economic conditions would likely have a negative impact on the commercial real estate industry generally and on the Company’s business and operations specifically. Additionally, disruptions in the global economy, whether as a result of recent economic conditions in China and the Euro-zone, including relating to Brexit, ongoing epidemics of infectious disease (including coronavirus), tariff and trade policies, regional conflict or otherwise, may also have a negative impact on the commercial real estate market domestically. Adverse conditions in the commercial real estate industry could harm the Company’s business and financial condition by, among other factors, reducing the value of the Company’s existing assets, limiting the Company’s access to debt and equity capital, harming the Company’s ability to originate new commercial real estate debt and otherwise negatively impacting the Company’s operations.

Properties that have vacancies for a significant period of time could be difficult to sell, which could diminish the return on the Company’s stockholders’ investment.

A property may incur vacancies either by the continued default of tenants under their leases or the expiration of tenant leases. If vacancies continue for a long period of time, the Company may suffer reduced revenues resulting in less cash to be distributed to stockholders. In addition, because properties’ market values depend principally upon the value of the properties’ leases, the resale value of properties with prolonged vacancies could suffer, which could further reduce the Company’s stockholders’ return.

The Company’s inability to sell a property when the Company desires to do so could adversely impact the Company’s ability to pay cash distributions.

The real estate market is affected by many factors, such as general economic conditions, availability of financing, interest rates and other factors, including supply and demand, that are beyond the Company’s control. The Company cannot predict whether the Company will be able to sell any property for the price or on the terms set by the Company, or whether any price or other terms offered by a prospective purchaser would be acceptable to the Company. The Company cannot predict the length of time needed to find a willing purchaser and to close the sale of a property.

The Company may be required to expend funds to correct defects or to make improvements before a property can be sold. The Company cannot assure the Company’s stockholders that the Company will have funds available to correct such defects or to make such improvements.

Moreover, in acquiring a property, the Company may agree to restrictions that prohibit the sale of that property for a period of time or impose other restrictions, such as a limitation on the amount of debt that can be placed or repaid on that property. These provisions would restrict the Company’s ability to sell a property.

The Company may not be able to sell the Company’s properties at a price equal to, or greater than, the price for which the Company purchased such property, which may lead to a decrease in the value of the Company’s assets.

The Company’s leases may not contain rental increases over time. Therefore, the value of the property to a potential purchaser may not increase over time, which may restrict the Company’s ability to sell a property, or if the Company is able to sell such property, may lead to a sale price less than the price that the Company paid to purchase the property.

The Company’s success is materially dependent upon the financial stability of the Company’s tenants.

Prior to commencement of the Follow-On Offering, the Company’s investment focus was primarily on direct equity, joint venture equity, preferred equity, and mezzanine loans related to properties that are net leased to single tenant occupants on a long term basis, and therefore the success of the Company’s investments is materially dependent on the financial stability of these tenants. Lease payment defaults by tenants could negatively impact the Company’s net income and reduce the amounts available for distributions to the Company’s stockholders. A default of a tenant on its lease payment to the Company could cause the Company to lose the revenue from the property and require the Company to find an alternative source of revenue to meet any mortgage payment and prevent a foreclosure if the property is subject to a mortgage. In the event of a default, the Company may experience delays in enforcing the Company’s rights as landlord and may incur substantial costs in protecting the Company’s investment and re-leasing the Company’s property. If a lease is terminated, there is no assurance that the Company will be able to re-lease the property for the rent previously received or sell the property without incurring a loss. A failure by any of the Company’s tenants to meet their obligations to the Company could have a material adverse effect on the Company’s financial condition and results of operations and on the Company’s ability to pay distributions to the Company’s stockholders.

The Company will depend on tenants for the Company’s revenue, and therefore the Company’s revenue will be dependent on the success and economic viability of the Company’s tenants.

The Company expects that rental income from real property will, directly or indirectly, constitute a significant portion of the Company’s income. Delays in collecting accounts receivable from tenants could adversely affect the Company’s cash flows and financial condition. In addition, the inability of a single major tenant or a number of smaller tenants to meet their rental obligations would adversely affect the Company’s income. Therefore, the Company’s financial success will be indirectly dependent on the success of the businesses operated by the tenants in the Company’s properties or in the properties securing loans the Company may own. The weakening of the financial condition of or the bankruptcy or insolvency of a significant tenant or a number of smaller tenants and vacancies caused by defaults of tenants or the expiration of leases, may adversely affect the Company’s operations and the Company’s ability to pay distributions.

Generally, under U.S. bankruptcy law, a debtor tenant has 120 days to exercise the option of assuming or rejecting the obligations under any unexpired lease for nonresidential real property, which period may be extended once by the bankruptcy court. If the tenant assumes its lease, the tenant must cure all defaults under the lease and may be required to provide adequate assurance of its future performance under the lease. If the tenant rejects the lease, the Company will have a claim against the tenant’s bankruptcy estate. Although rent owing for the period between filing for bankruptcy and rejection of the lease may be afforded administrative expense priority and paid in full, pre-bankruptcy arrears and amounts owing under the remaining term of the lease will be afforded general unsecured claim status (absent collateral securing the claim). Moreover, amounts owing under the remaining term of the lease will be capped. Other than equity and subordinated claims, general unsecured claims are the last claims paid in a bankruptcy and therefore funds may not be available to pay such claims in full. In addition, while the specifics of the bankruptcy laws of international jurisdictions may differ from the U.S. bankruptcy laws described herein, the bankruptcy or insolvency of a significant tenant or a number of smaller tenants at any of the international properties the Company may acquire, may similarly adversely impact the Company’s operations and the Company’s ability to pay distributions.

Pandemics or other health crises may adversely affect the Company’s tenants’ financial condition and the profitability of the Company’s properties.

The Company’s business and the businesses of the Company’s tenants could be materially and adversely affected by the risks, or the public perception of the risks, related to a pandemic or other health crisis, such as the recent outbreak of novel coronavirus (COVID-19).

The profitability of the Company’s properties depends, in part, on the willingness of customers to visit the Company’s tenants’ businesses. The risk, or public perception of the risk, of a pandemic or media coverage of diseases could cause employees, customers and tenants to avoid the Company’s properties, which could adversely affect foot traffic to such properties or their ability to adequately staff the businesses located at those properties. Such events could adversely impact the operations of such properties and have a material adverse effect on the Company’s business, financial condition and results of operations.

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

A large majority of the states (including the states where the Company’s investments are located) and many cities and counties have instituted ongoing quarantines, restrictions on travel, “shelter in place” rules, restrictions on types of business that may continue to operate, and/or restrictions on types of construction projects that may continue. Although some of the restrictions have been recently lifted in certain states and counties, a number of the restrictions remain in place across jurisdictions and additional restrictions may be continued to be imposed or re-imposed in the future. The COVID-19 outbreak, and future pandemics, could have a significant adverse impact on economic and market conditions of economies around the world, including the United States, and trigger a period of global economic slowdown or global recession.

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

•

difficulty accessing debt and equity capital on attractive terms, or at all, and a severe disruption and instability in the global financial markets or deteriorations in credit and financing conditions may affect the Company and the Company’s tenants’

ability to access capital necessary to fund business operations or replace or renew maturing liabilities on a timely basis, and may adversely affect the valuation of financial assets and liabilities, any of which could affect the Company’s ability to meet liquidity and capital expenditure requirements or have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows;

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

The rapid development and fluidity of this situation precludes any prediction as to the ultimate impact of COVID-19. The full extent of the impact and effects of COVID-19 on the future financial performance of the Company, as a whole, and, specifically, on the Company’s properties and other investments are uncertain at this time. The impact will depend on future developments, including, among other factors, the duration and spread of the outbreak, along with related travel advisories and restrictions, the recovery time of the disrupted supply chains, the consequential staff shortages, and production delays for both the tenants and the general economy, and the uncertainty with respect to the accessibility of additional liquidity or to the capital markets. COVID-19 and the current financial, economic and capital markets environment, and future developments in these and other areas present uncertainty and risk with respect to the Company’s performance, financial condition, results of operations and cash flows.

Leases with retail properties’ tenants may restrict the Company from re-leasing space.

The Company may invest in retail properties. Most leases with retail tenants contain provisions giving the particular tenant the exclusive right to sell particular types of merchandise or provide specific types of services within the particular retail center. These provisions may limit the number and types of prospective tenants interested in leasing space in a particular retail property.

The Company may invest in healthcare properties. Adverse trends in healthcare provider operations may negatively affect the Company’s lease revenues and the Company’s ability to make distributions to the Company’s stockholders.

The Company may invest in healthcare properties. The healthcare industry currently is experiencing changes in the demand for and methods of delivering healthcare services; changes in third party reimbursement policies; significant unused capacity in certain areas, which has created substantial competition for patients among healthcare providers in those areas; continuing pressure by private and governmental payors to reduce payments to providers of services; and increased scrutiny of billing, referral and other practices by federal and state authorities. These factors may adversely affect the economic performance of some or all of the Company’s tenants and, in turn, the Company’s lease revenues and the Company’s ability to make distributions to the Company’s stockholders.

The Company or its borrowers may be unable to renew leases, lease vacant space or re-lease space as leases expire, which could adversely affect the Company’s financial condition, results of operations, cash flow, cash available for distribution and the Company’s ability to satisfy the Company’s debt service obligations.

The Company cannot assure the Company’s stockholders that leases will be renewed or that properties will be re-leased at rental rates equal to or above existing rental rates or that substantial rent abatements, tenant improvements, early termination rights or tenant-favorable renewal options will not be offered to attract new tenants or retain existing tenants. If the rental rates at properties decrease, existing tenants do not renew their leases or do not re-lease a significant portion of available space and space for which leases will expire, the Company’s financial condition, results of operations, cash flow, cash flow available to pay debt service and the Company’s ability to make distributions to the Company’s stockholders and to satisfy the Company’s principal and interest obligations would be adversely affected. Moreover, the resale value of properties could be diminished because the market value of properties depends upon the value of the leases associated with the properties.

Adverse changes in general economic conditions can adversely affect the Company’s business.

The Company’s success is dependent upon economic conditions in the U.S. generally, and in the geographic areas internationally in which the Company’s investments are located. Adverse changes in national economic conditions or in the economic conditions of the international regions in which the Company conducts substantial business likely would have an adverse effect on real estate values and, accordingly, the Company’s financial performance, and the Company’s ability to pay distributions.

The Company may recognize substantial impairment charges on the Company’s properties.

The Company may incur substantial impairment charges, which the Company is required to recognize whenever the Company sells a property for less than its carrying value or the Company determines that the carrying amount of the property is not recoverable and exceeds its fair value (or, for direct financing leases, that the unguaranteed residual value of the underlying property has declined). By their nature, the timing or extent of impairment charges are not predictable. Impairment charges reduce the Company’s net income, although they do not necessarily affect the Company’s cash flow from operations.

The Company has no established investment criteria limiting the geographic or industry concentration of the Company’s investments. If the Company’s investments are concentrated in an area or asset class that experiences adverse economic conditions, the Company’s investments may lose value and the Company may experience losses.

Properties that the Company acquire may be concentrated in a geographic location or in a particular asset class and certain of the Company’s investments may be secured by a single property or properties in one geographic location or asset class. These investments carry the risks associated with significant geographical or industry concentration. The Company has not established and do not plan to establish any investment criteria to limit the Company’s exposure to these risks for future investments. As a result, the Company’s properties or properties underlying the Company’s investments may be overly concentrated in certain geographic areas or industries and the Company may experience losses as a result. A worsening of economic conditions, a natural disaster or civil disruptions in a geographic area in which the Company’s investments may be concentrated or economic upheaval with respect to a particular asset class, could have an adverse effect on the Company’s business, including impairing the value of the Company’s properties or of the Company’s collateral or reducing the demand for new financings and limiting the ability of borrowers to pay financed amounts.

In addition, if the Company’s tenants are concentrated in any particular industry, any adverse economic developments in such industry could expose the Company to additional risks. These concentration risks could negatively impact the Company’s operating results and affect the Company’s ability to make distributions to the Company’s stockholders.

As of December 31, 2020, 26% of the Company’s investments were concentrated in Ohio, 19% in South Carolina, 10% in Texas, 9% in Michigan, 9% in Arizona, 7% in Oklahoma, 6% in Illinois, 6% in California, 6% in Pennsylvania and 2% in Arkansas. In addition, the Company’s portfolio of real estate assets had the following industry concentration: 41% single tenant office, 39% single tenant industrial, 14% single tenant necessity retail and 6% multifamily.

The Company has no established investment criteria limiting the size of each investment the Company makes. If the Company has an investment that represents a material percentage of the Company’s assets and that investment experiences a loss, the value of the Company’s stockholders’ investment in the Company could be significantly diminished.

The Company is not limited in the size of any single investment the Company may make and certain of the Company’s investments may represent a significant percentage of the Company’s assets. The Company may be unable to raise significant capital and invest in a diverse portfolio of assets which would increase the Company’s asset concentration risk. Any such investment may carry the risk associated with a significant asset concentration. Should any investment representing a material percentage of the Company’s assets, experience a loss on all or a portion of the investment, the Company could experience a material adverse effect, which would result in the value of the Company’s stockholders’ investment in the Company being diminished. As of December 31, 2020, the Company has made ten investments and, as a result, each individual investment represents a significant portion of the Company’s portfolio.

The Company’s joint venture partners could take actions that decrease the value of an investment to the Company and lower the Company’s stockholders’ overall potential return.

The Company has and may continue to enter into joint ventures with one or more of the Company’s affiliates or third parties to make investments. The Company may also make investments in partnerships or other co-ownership arrangements or participations. Such investments may involve risks not otherwise present with other methods of investment, including, for example, the following risks:

•	that the Company’s co-venturer or partner in an investment could become insolvent or bankrupt;
•	that such co-venturer or partner may at any time have economic or business interests or goals that are or that become inconsistent with the Company’s business interests or goals; or
•	that such co-venturer or partner may be in a position to take action contrary to the Company’s instructions or requests or contrary to the Company’s policies or objectives.

Any of the above might subject the Company to liabilities and thus reduce the Company’s returns on the Company’s investment with that co-venturer or partner.

If the Company enters into long-term leases with tenants, those leases may not result in market rental rates over time, which could adversely affect the Company’s revenues and ability to make distributions.

With respect to the Company’s net-lease investments, the Company expects that the majority of the Company’s leases will be long-term operating leases. Long-term leases, as well as leases with renewal options that specify a maximum rent increase, may not allow for market-based or significant increases in rental payments during the term of the lease. If the Company does not accurately judge the potential for increases in market rental rates when negotiating these long-term leases, the Company may have no ability to terminate those leases or to adjust the rent to then-prevailing market rates. These circumstances could negatively impact the Company’s operating results and affect the Company’s ability to make distributions.

Highly leveraged tenants may have a higher possibility of filing for bankruptcy or insolvency.

Highly leveraged tenants that experience downturns in their operating results due to adverse changes to their business or economic conditions may have a higher possibility of filing for bankruptcy or insolvency. In bankruptcy or insolvency, a tenant may have the option of vacating a property instead of paying rent. Until such a property is released from bankruptcy, the Company’s revenues may be reduced and could cause the Company to reduce distributions to stockholders.

The Company may incur costs to finish build-to-suit properties.

With respect to the Company’s net-lease investments, the Company may acquire undeveloped land or partially developed buildings for the purpose of owning to-be-built facilities for a prospective tenant. The primary risks of a build-to-suit project are potential for failing to meet an agreed-upon delivery schedule and cost overruns, which may among other things, cause the total project costs to exceed the original budget. In some cases, the prospective tenant will bear these risks. However, in other instances the Company may be required to bear these risks, which means that the Company may have to advance funds to cover cost-overruns that the Company would not be able to recover through increased rent payments or that the Company may experience delays in the project that delay commencement of rent. The Company will attempt to minimize these risks through guaranteed maximum price contracts, review of contractor financials and completed plans and specifications prior to commencement of construction. The incurrence of the costs described above or any non-occupancy by the tenant upon completion may reduce the project’s and the Company’s portfolio’s returns or result in losses to the Company.

The Company’s operating results may be negatively affected by potential development and construction delays and resultant increased costs and risks.

The Company may use proceeds from the Offerings to acquire properties upon which the Company will construct improvements. If the Company engages in development or construction projects, the Company will be subject to uncertainties associated with re-zoning for development, environmental concerns of governmental entities and/or community groups, and the Company’s builder’s ability to build in conformity with plans, specifications, budgeted costs, and timetables. If a builder fails to perform, the Company may resort to legal action to rescind the purchase or the construction contract or to compel performance. A builder’s performance may also be affected or delayed by conditions beyond the builder’s control. Delays in completion of construction could also give tenants the right to terminate preconstruction leases. The Company may incur additional risks if the Company makes periodic progress payments or other advances to builders before they complete construction. These and other such factors can result in increased costs of a project or loss of the Company’s investment. The Company also must rely on rental income and expense projections and estimates of the fair market value of property upon completion of construction when agreeing upon a price at the time the Company acquires the property. If the Company’s projections are inaccurate, the Company may pay too much for a property, and the Company’s return on the Company’s investment could suffer.

Lease agreements may have specific provisions that create risks to the Company’s business and may adversely affect the Company.

The Company’s lease agreements are regulated by local, municipal, state and federal laws, which may grant certain rights to tenants, such as the compulsory renewal of their lease by filing lease renewal actions when certain legal conditions are met. A lease renewal action may represent two principal risks for the Company: if the Company planned to vacate a given unit in order to change or adapt an asset’s mix of tenants, the tenant could remain in that unit by filing a lease renewal action and interfere with the Company’s strategy; and if the Company desired to increase the lease price for a specific unit, this increase may need to be approved in the course of a lease renewal action, and the final value could be decided at the discretion of a judge. The Company would then be subject to the court’s interpretation and decision, and could be forced to accept an even lower price for the lease of the unit. The compulsory renewal of the Company’s lease agreements and/or the judicial review of the Company’s lease prices may adversely affect the Company’s cash flow and the Company’s operating results.

Certain of the Company’s lease agreements may not be “triple net leases,” under which the lessee undertakes to pay all the expenses of maintaining the leased property, including insurance, taxes, utilities and repairs. The Company will be exposed to higher maintenance, taxes, and property management expenses with respect to all of the Company’s leases that are not “triple net.”

Environmentally hazardous conditions may adversely affect the Company’s operating results.

Under various federal, state and local environmental laws, a current or previous owner or operator of property may be liable for the cost of removing or remediating hazardous or toxic substances on such property. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Even if more than one person may have been responsible for the contamination, each person covered by the environmental laws may be held responsible for all of the clean-up costs incurred. In addition, third parties may sue the owner or operator of a site for damages based on personal injury, natural resources or property damage or other costs, including investigation and clean-up costs, resulting from the environmental contamination. The presence of hazardous or toxic substances on one of the Company’s properties, or the failure to properly remediate a contaminated property, could give rise to a lien in favor of the government for costs it may incur to address the contamination, or otherwise adversely affect the Company’s ability to sell or lease the property or borrow using the property as collateral. Environmental laws also may impose restrictions on the manner in which property may be used or businesses may be operated. A property owner who violates environmental laws may be subject to sanctions which may be enforced by governmental agencies or, in certain circumstances, private parties. In connection with the acquisition and ownership of the Company’s properties, the Company may be exposed to such costs. The cost of defending against environmental claims, of compliance with environmental regulatory requirements or of remediating any contaminated property could materially adversely affect the Company’s business, assets or results of operations and, consequently, amounts available for distribution to the Company’s stockholders.

Environmental laws in the U.S. also require that owners or operators of buildings containing asbestos properly manage and maintain the asbestos, adequately inform or train those who may come into contact with asbestos and undertake special precautions, including removal or other abatement, in the event that asbestos is disturbed during building renovation or demolition. These laws may impose fines and penalties on building owners or operators who fail to comply with these requirements and may allow third parties to seek recovery from owners or operators for personal injury associated with exposure to asbestos. Some of the Company’s properties may contain asbestos-containing building materials.

The Company may invest in properties historically used for industrial, manufacturing and commercial purposes. Some of these properties may contain at the time of the Company’s investment, or may have contained prior to the Company’s investment, underground storage tanks for the storage of petroleum products and other hazardous or toxic substances. All of these operations create a potential for the release of petroleum products or other hazardous or toxic substances. Some of the properties that the Company acquires may be adjacent to or near other properties that have contained or then currently contain underground storage tanks used to store petroleum products or other hazardous or toxic substances. In addition, certain of the properties that the Company acquires may be on or adjacent to or near other properties upon which others, including former owners or tenants of the Company’s properties, have engaged, or may in the future engage, in activities that may release petroleum products or other hazardous or toxic substances.

From time to time, the Company may acquire properties, or interests in properties, with known adverse environmental conditions. In such an instance, the Company will underwrite the costs of environmental investigation, clean-up and monitoring into the cost. Further, in connection with property dispositions, the Company may agree to remain responsible for, and to bear the cost of, remediating or monitoring certain environmental conditions on the properties.

All of the Company’s properties will have been subject to a Phase I or similar environmental assessment by independent environmental consultants prior to or in connection with the Company’s acquisition of such properties. Phase I assessments are intended to discover and evaluate information regarding the environmental condition of the surveyed property and surrounding properties. Phase I assessments generally include a historical review, a public records review, an investigation of the surveyed site and surrounding properties, and preparation and issuance of a written report, but do not include soil sampling or subsurface investigations and typically do not include an asbestos survey. Nonetheless, an environmental liability that would have a material adverse effect on the Company’s business, financial condition or results of operations taken as a whole, may exist at the time of acquisition or may arise in the future, with respect to any properties that the Company acquires. Material environmental conditions, liabilities or compliance concerns may arise after an environmental assessment has been completed. Moreover, it is possible that (i) future laws, ordinances or regulations may impose a material environmental liability or (ii) the then current environmental condition of the properties that the Company acquires may be affected by tenants, by the condition of land or operations in the vicinity of such properties (such as releases from underground storage tanks), or by third parties unrelated to the Company.

Costs of complying with environmental laws and regulations may adversely affect the Company’s income and the cash available for any distributions.

All property and the operations conducted on property are subject to federal, state and local laws and regulations relating to environmental protection and human health and safety. Tenants’ ability to operate and to generate income to pay their lease obligations may be affected by permitting and compliance obligations arising under such laws and regulations. Some of these laws and regulations may impose joint and several liability on tenants, owners or operators for the costs to investigate or remediate contaminated properties, regardless of fault or whether the acts causing the contamination were legal. Leasing properties to tenants that engage in industrial, manufacturing, and commercial activities will cause the Company to be subject to the risk of liabilities under environmental laws and regulations. In addition, the presence of hazardous or toxic substances, or the failure to properly remediate these substances, may adversely affect the Company’s ability to sell, rent or pledge such property as collateral for future borrowings.

Some of these laws and regulations have been amended so as to require compliance with new or more stringent standards as of future dates. Compliance with new or more stringent laws or regulations or stricter interpretation of existing laws may require the Company to incur material expenditures. Future laws, ordinances or regulations may impose material environmental liability. Additionally, the Company’s tenants’ operations, the existing condition of land when the Company buy it, operations in the vicinity of the Company’s properties, such as the presence of underground storage tanks, or activities of unrelated third parties may affect the Company’s properties. In addition, there are various local, state and federal fire, health, life-safety and similar regulations with which the Company may be required to comply and which may subject the Company to liability in the form of fines or damages for noncompliance. Any material expenditures, fines or damages the Company must pay will reduce the Company’s ability to make distributions.

In addition, changes in these laws and governmental regulations, or their interpretation by agencies or the courts, could occur.

The costs associated with complying with the Americans with Disabilities Act may reduce the amount of cash available for distribution.

Investment in properties may also be subject to the Americans with Disabilities Act of 1990, as amended. Under this act, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons. The act has separate compliance requirements for “public accommodations” and “commercial facilities” that generally require that buildings and services be made accessible and available to people with disabilities. The act’s requirements could require the Company to remove access barriers and could result in the imposition of injunctive relief, monetary penalties or, in some cases, an award of damages. Any monies the Company use to comply with the act will reduce the amount of cash available for distribution.

The Company may not have funding for future tenant improvements which may adversely affect the value of the Company’s assets, the Company’s results of operations and returns to the Company’s stockholders.

If a tenant at one of the Company’s properties does not renew its lease or otherwise vacates its space in one of the Company’s buildings, it is likely that, in order to attract one or more new tenants, the Company will be required to expend substantial funds to construct new tenant improvements in the vacated space. Substantially all of the net proceeds from the Offerings will be used to acquire property, debt and other investments, and the Company does not anticipate that the Company will maintain permanent working capital reserves. The Company does not currently have an identified funding source to provide funds which may be required in the future for tenant improvements and tenant refurbishments in order to attract new tenants. If the Company does not establish sufficient reserves for working capital or obtain adequate secured financing to supply necessary funds for capital improvements or similar expenses, the Company may be required to defer necessary or desirable improvements to the Company’s properties. If the Company defers such improvements, the applicable properties may decline in value, and it may be more difficult for the Company to attract or retain tenants to such properties or the amount of rent the Company can charge at such properties may decrease. There can be no assurance that the Company will have any sources of funding available to the Company for repair or reconstruction of damaged property in the future.

The Company’s properties are subject to property and other taxes that may increase in the future, which could adversely affect the Company’s cash flow.

The properties that the Company acquires will be subject to real and personal property and other taxes that may increase as tax rates change and as the properties are assessed or reassessed by taxing authorities. Certain of the Company’s leases may provide that the property taxes, or increases therein, are charged to the lessees as an expense related to the properties that they occupy while other leases will generally provide that the Company is responsible for such taxes. In any case, as the owner of the properties, the Company is ultimately responsible for payment of the taxes to the applicable governmental authorities. If property taxes increase, the Company’s tenants may be unable to make the required tax payments, ultimately requiring the Company to pay the taxes even if otherwise stated under the terms of the lease. If the Company fails to pay any such taxes, the applicable taxing authorities may place a lien on the property and the property may be subject to a tax sale. In addition, the Company will generally be responsible for property taxes related to any vacant space.

The Company depends on the availability of public utilities and services, especially for water and electric power. Any reduction, interruption or cancellation of these services may adversely affect the Company.

Public utilities, especially those that provide water and electric power, are fundamental for the sound operation of the Company’s assets. The delayed delivery or any material reduction or prolonged interruption of these services could allow certain tenants to terminate their leases or result in an increase in the Company’s costs, as the Company may be forced to use backup generators, which also could be insufficient to fully operate the Company’s facilities and could result in the Company’s inability to provide services. Accordingly, any interruption or limitation in the provision of these essential services may adversely affect the Company.

The Company’s operating expenses may increase in the future and to the extent such increases cannot be passed on to the Company’s tenants, the Company’s cash flow and the Company’s operating results would decrease.

Operating expenses, such as expenses for property and other taxes, fuel, utilities, labor, building materials and insurance are not fixed and may increase in the future. Furthermore, the Company may not be able to pass these increases on to the Company’s tenants. To the extent such increases cannot be passed on to the Company’s tenants, any such increases would cause the Company’s cash flow and the Company’s operating results to decrease.

Retail properties depend on anchor tenants to attract shoppers and could be adversely affected by the loss of a key anchor tenant.

The Company may acquire retail properties in the future. Retail properties, like other properties, are subject to the risk that tenants may be unable to make their lease payments or may decline to extend a lease upon its expiration. A lease termination by a tenant that occupies a large area of a retail center (commonly referred to as an anchor tenant) could impact leases of other tenants. Other tenants may be entitled to modify the terms of their existing leases in the event of a lease termination by an anchor tenant, or the closure of the business of an anchor tenant that leaves its space vacant even if the anchor tenant continues to pay rent. Any such modifications or conditions could be unfavorable to the Company as the property owner and could decrease rents or expense recoveries. Additionally, major tenant closures may result in decreased customer traffic, which could lead to decreased sales at other stores. In the event of default by a tenant or anchor store, the Company may experience delays and costs in enforcing the Company’s rights as landlord to recover amounts due to the Company under the terms of the Company’s agreements with those parties.

The Company’s industrial tenants may be adversely affected by a decline in manufacturing activity in the United States.

Fluctuations in manufacturing activity in the United States may adversely affect the Company’s industrial tenants and therefore the demand for and profitability of the Company’s industrial properties. Trade agreements with foreign countries have given employers the option to utilize less expensive foreign manufacturing workers. Outsourcing manufacturing activities could reduce the demand for U.S. workers, thereby reducing the profitability of the Company’s industrial tenants and the demand for and profitability of the Company’s industrial properties.

The hospitality or leisure industry is seasonal.

The hospitality or leisure industry is seasonal in nature. Seasonal slowdown is generally in the third quarter and, to a lesser extent, in the fourth quarter of each year. As a result of the seasonality of the hospitality or leisure industry, there will likely be quarterly fluctuations in results of operations of any hospitality or leisure properties that the Company may own. In addition, any such properties that the Company may own may be adversely affected by factors outside the Company’s control, such as extreme weather conditions or natural disasters, terrorist attacks or alerts, outbreaks of contagious diseases (including coronavirus), airline strikes, economic factors and other considerations affecting travel.

The hospitality or leisure market is highly competitive and generally subject to greater volatility than the Company’s other market segments.

The hospitality or leisure business is highly competitive and influenced by factors such as general and local economic conditions, location, room rates, quality, service levels, reputation and reservation systems, among many other factors. There are many competitors in this market, and these competitors may have substantially greater marketing and financial resources than those available to the Company. Competition also comes from non-traditional hospitality sources, such as home-sharing platforms. This competition, along with other factors, such as over-building in the hospitality or leisure industry and certain deterrents to traveling, may increase the number of rooms available and may decrease the average occupancy and room rates of the Company’s hospitality or leisure properties. The demand for rooms at any hospitality or leisure properties that the Company may acquire will change much more rapidly than the demand for space at other properties that the Company acquires. This volatility in room demand and occupancy rates could have a material adverse effect on the Company’s financial condition, results of operations and ability to pay distributions to stockholders.

If the Company invests in hospitality properties like student housing, the Company’s results of operations will be subject to risks inherent in the student housing industry, including a concentrated lease-up period, seasonal cash flows and a potential decrease in enrollment.

Leases at off-campus properties typically require 12 monthly rental installments, whereas leases at residence hall properties typically correspond to the university’s academic year and require ten monthly rental installments. As a result, the Company may experience significantly reduced cash flows during the summer months if the Company invests in residence hall properties. Furthermore, all of the student housing properties must be entirely re-leased each year during a limited leasing season.

In addition, if the Company invests in hospitality properties like student housing, a decrease in enrollment at the universities at which such properties are located could adversely affect the Company’s financial results. University enrollment can be affected by a number of factors including, but not limited to, the current macroeconomic environment, students’ ability to afford tuition and/or the availability of student loans, competition for international students, the impact of visa requirements for international students, higher demand for distance education, and budget constraints that could limit a University’s ability to attract and retain students. If a University’s enrollment were to significantly decline as a result of these or other factors, the Company’s ability to achieve the Company’s leasing targets and thus the Company’s properties’ financial performance could be adversely affected.

The Company faces competition for the investments the Company makes.

In raising funds for investment, the Company faces competition from other funds with similar investment objectives that seek to raise funds from investors through publicly registered, non-traded funds, publicly-traded funds and private funds. This competition, as well as any change in the attractiveness to investors of an investment in the types of assets to be held by the Company, relative to other types of investments, could adversely affect the Company’s ability to raise funds for future investments. The Company faces competition for the acquisition of commercial properties and real estate-related assets from insurance companies, credit companies, pension funds, private individuals, investment companies and other REITs. The Company also faces competition from institutions that provide or arrange for other types of commercial financing through private or public offerings of equity or debt or traditional bank financings. These institutions may accept greater risk or lower returns, allowing them to offer more attractive terms to prospective tenants. In addition, the Advisor’s evaluation of the acceptability of rates of return on the Company’s behalf will be affected by the Company’s relative cost of capital. Thus, to the extent the Company’s fee structure and cost of fundraising is higher than the Company’s competitors, the Company may be limited in the amount of new acquisitions the Company is able to make.

Valuations that the Company obtains may include leases in place on the property being appraised, and if the leases terminate, the value of the property may become significantly lower.

The valuations that the Company obtains on the Company’s properties may be based on the value of the properties when the properties are leased. If the leases on the properties terminate, the value of the properties may fall significantly below the appraised value.

Risks Related to The Company’s Commercial Real Estate Debt and Securities Investments

The commercial real estate debt the Company may originate and invest in and the commercial real estate loans underlying the commercial real estate securities the Company invests in could be subject to delinquency, foreclosure and loss, which could result in losses to the Company.

Commercial real estate loans are secured by commercial real estate and are subject to risks of delinquency, foreclosure, loss and bankruptcy of the borrower, all of which are and will continue to be prevalent if the overall economic environment does not continue to improve. The ability of a borrower to repay a loan secured by commercial real estate is typically dependent primarily upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced or is not increased, depending on the borrower’s business plan, the borrower’s ability to repay the loan may be impaired. Net operating income of a property can be affected by, each of the following factors, among other things:

•	macroeconomic and local economic conditions;
•	tenant mix;
•	success of tenant businesses;
•	property management decisions;
•	property location and condition;
•	property operating costs, including insurance premiums, real estate taxes and maintenance costs;
•	competition from comparable types of properties;
•	effects on a particular industry applicable to the property, such as hotel vacancy rates;
•	changes in governmental rules, regulations and fiscal policies, including environmental legislation;
•	changes in laws that increase operating expenses or limit rents that may be charged;
•	any need to address environmental contamination at the property;
•	the occurrence of any uninsured casualty at the property;
•	changes in national, regional or local economic conditions and/or specific industry segments;
•	declines in regional or local real estate values;
•	branding, marketing and operational strategies;
•	declines in regional or local rental or occupancy rates;
•	increases in interest rates;
•	real estate tax rates and other operating expenses;
•	acts of God;
•	pandemics;
•	social unrest and civil disturbances;
•	terrorism; and
•	increases in costs associated with renovation and/or construction.

Any one or a combination of these factors may cause a borrower to default on a loan or to declare bankruptcy. If a default or bankruptcy occurs and the underlying asset value is less than the loan amount, the Company will suffer a loss.

In the event of any default under a commercial real estate loan held directly by the Company, the Company will bear a risk of loss of principal or accrued interest to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the commercial real estate loan, which could have a material adverse effect on the Company’s cash flow from operations. In the event of a default by a borrower on a non-recourse commercial real estate loan, the Company will only have recourse to the underlying asset (including any escrowed funds and reserves) collateralizing the commercial real estate loan. If a borrower defaults on one of the Company’s commercial real estate investments and the underlying property collateralizing the commercial real estate debt is insufficient to satisfy the outstanding balance of the debt, the Company may suffer a loss of principal or interest. In addition, even if the Company has recourse to a borrower’s assets, the Company may not have full recourse to such assets in the event of a borrower bankruptcy as the loan to such borrower will be deemed to be secured only to the extent of the value of the mortgaged property at the time of bankruptcy (as determined by the bankruptcy court) and the lien securing the loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law. The Company is also exposed to these risks though the commercial real estate loans underlying a commercial real estate security the Company holds may result in the Company not recovering a portion or all of the Company’s investment in such commercial real estate security.

The B Notes in which the Company may invest may be subject to additional risks relating to the privately negotiated structure and terms of the transaction, which may result in losses to the Company.

The Company may invest in B Notes. A B Note is a mortgage loan typically (i) secured by a first mortgage on a single large commercial property or group of related properties and (ii) subordinated to an A Note secured by the same first mortgage on the same collateral. As a result, if a borrower defaults, there may not be sufficient funds remaining for B Note holders after payment to the A Note holders. Since each transaction is privately negotiated, B Notes can vary in their structural characteristics and risks. For example, the rights of holders of B Notes to control the process following a borrower default may be limited in certain investments. The Company cannot predict the terms of each B Note investment. Further, B Notes typically are secured by a single property, and so reflect the increased risks associated with a single property compared to a pool of properties.

The mezzanine loans which the Company may originate or in which the Company may invest would involve greater risks of loss than senior loans secured by the same properties.

The Company has and may continue to originate or invest in mezzanine loans that take the form of subordinated loans secured by a pledge of the ownership interests of the entity owning the real property or an entity that owns (directly or indirectly) the interest in the entity owning the real property. These types of investments may involve a higher degree of risk than long-term senior mortgage lending secured by income-producing real property because the investment may become unsecured as a result of foreclosure by the senior lender. In the event of a bankruptcy of the entity providing the pledge of its ownership interests as security, the Company may not have full recourse to the assets of such entity, or the assets of the entity may not be sufficient to satisfy the Company’s mezzanine loan. If a borrower defaults on the Company’s mezzanine loan or debt senior to the Company’s loan, or in the event of a borrower bankruptcy, the Company’s mezzanine loan will be satisfied only after the senior debt. As a result, the Company may not recover some or all of the Company’s investment. In addition, mezzanine loans may have higher loan-to-value ratios than conventional mortgage loans, resulting in less equity in the real property and increasing the risk of loss of principal.

Transitional mortgage loans may involve a greater risk of loss than conventional mortgage loans.

The Company may provide transitional mortgage loans secured by mortgages on properties to borrowers who are typically seeking short-term capital to be used in an acquisition, development or refinancing of real estate. The borrower may have identified an undervalued asset that has been undermanaged or is located in a recovering market. If the market in which the asset is located fails to recover according to the borrower’s projections, or if the borrower fails to improve the quality of the asset’s management or the value of the asset, the borrower may not receive a sufficient return on the asset to satisfy the transitional mortgage loan, and the Company may not recover some or all of the Company’s investment.

In addition, owners usually borrow funds under a conventional mortgage loan to repay a transitional mortgage loan. The Company may, therefore, be dependent on a borrower’s ability to obtain permanent financing to repay the Company’s transitional mortgage loan, which could depend on market conditions and other factors. Transitional mortgage loans are also subject to risks of borrower defaults, bankruptcies, fraud, losses and special hazard losses that are not covered by standard hazard insurance. In the event of any default under transitional mortgage loans held by the Company, the Company bears the risk of loss of principal and nonpayment of interest and fees to the extent of any deficiency between the value of the mortgage collateral and the principal amount of the transitional mortgage loan. To the extent the Company suffers such losses with respect to the Company’s investments in transitional mortgage loans, the value of the Company and of the Company’s common stock may be adversely affected.

Investment in non-conforming and non-investment grade loans may involve increased risk of loss.

Loans the Company may acquire or originate may not conform to conventional loan criteria applied by traditional lenders and may not be rated or may be rated as non-investment grade. Non-investment grade ratings for these loans typically result from the overall leverage of the loans, the lack of a strong operating history for the properties underlying the loans, the borrowers’ credit history, the properties’ underlying cash flow or other factors. As a result, non-conforming and non-investment grade loans the Company acquires or originates may have a higher risk of default and loss than conventional loans. Any loss the Company incurs may reduce distributions to stockholders and adversely affect the value of the Company’s common stock.

The Company’s investments in subordinated loans and subordinated commercial mortgage-backed securities may be subject to losses.

The Company may acquire or originate subordinated loans and may invest in subordinated commercial mortgage-backed securities. In the event a borrower defaults on a subordinated loan and lacks sufficient assets to satisfy the Company’s loan, the Company may suffer a loss of principal or interest. In the event a borrower declares bankruptcy, the Company may not have full recourse to the assets of the borrower, or the assets of the borrower may not be sufficient to satisfy the loan. If a borrower defaults on the Company’s loan or on debt senior to the Company’s loan, or in the event of a borrower bankruptcy, the Company’s loan will be satisfied only after the senior debt is paid in full. Where debt senior to the Company’s loan exists, the presence of intercreditor arrangements may limit the Company’s ability to amend the Company’s loan documents, assign the Company’s loans, accept prepayments, exercise the Company’s remedies (through “standstill periods”), and control decisions made in bankruptcy proceedings relating to borrowers.

In general, losses on a mortgage loan included in a securitization will be borne first by the equity holder of the property, then by a cash reserve fund or letter of credit, if any, and then by the “first loss” subordinated security holder. In the event of default and the exhaustion of any equity support, reserve fund, letter of credit and any classes of securities junior to those in which the Company invests, the Company may not be able to recover all of the Company’s investment in the securities the Company purchases. In addition, if the underlying mortgage portfolio has been overvalued by the originator, or if the values subsequently decline and, as a result, less collateral is available to satisfy interest and principal payments due on the related residential and commercial mortgage-backed securities, the securities in which the Company invests may effectively become the “first loss” position behind the more senior securities, which may result in significant losses to the Company.

Construction loans involve a high risk of loss if the Company is unsuccessful in raising the unfunded portion of the loan or if a borrower otherwise fails to complete the construction of a project.

The Company may invest in construction loans. If the Company is unsuccessful in raising the unfunded portion of a construction loan, there could be adverse consequences associated with the loan, including a loss of the value of the property securing the loan if the construction is not completed and the borrower is unable to raise funds to complete it from other sources; a borrower claim against the Company for failure to perform under the loan documents; increased costs to the borrower that the borrower is unable to pay; a bankruptcy filing by the borrower; and abandonment by the borrower of the collateral for the loan. The occurrence of such events may have a negative impact on the Company’s results of operations. Other loan types may also include unfunded future obligations that could present similar risks.

Risks of cost overruns and non-completion of the construction or renovation of the properties underlying loans the Company makes or acquires may materially and adversely affect the Company’s investment.

The renovation, refurbishment or expansion by a borrower under a mortgaged property involves risks of cost overruns and non-completion. Costs of construction or improvements to bring a property up to standards established for the market position intended for that property may exceed original estimates, possibly making a project uneconomical. Other risks may include environmental risks and the possibility of construction, rehabilitation and subsequent leasing of the property not being completed on schedule. If such construction or renovation is not completed in a timely manner, or if it costs more than expected, the borrower may experience a prolonged impairment of net operating income and may not be able to make payments on the Company’s investment.

Investments that are not United States government insured involve risk of loss.

The Company expects to originate and acquire uninsured loans and assets as part of the Company’s investment strategy. Such loans and assets may include mortgage loans and mezzanine loans. While holding such interests, the Company is subject to risks of borrower defaults, bankruptcies, fraud, losses and special hazard losses that are not covered by standard hazard insurance. In the event of any default under loans, the Company bears the risk of loss of principal and nonpayment of interest and fees to the extent of any deficiency between the value of the collateral and the principal amount of the loan. To the extent the Company suffers such losses with respect to the Company’s investments in such loans, the value of the Company and the price of the Company’s common stock may be adversely affected.

The commercial mortgage-backed securities in which the Company may invest are subject to the risks of the mortgage securities market as a whole and risks of the securitization process.

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

Interest rate fluctuations could increase the Company’s financing costs and reduce the Company’s ability to generate income on the Company’s investments, either of which could lead to a significant decrease in the Company’s results of operations and cash flows and the market value of the Company’s investments.

The Company’s primary interest rate exposures will relate to the yield on the Company’s investments and the financing cost of the Company’s debt, as well as the Company’s interest rate swaps that the Company utilizes for hedging purposes. Changes in interest rates will affect the Company’s net interest income, which is the difference between the interest income the Company earns on the Company’s interest-earning investments and the interest expense the Company incurs in financing these investments. Interest rate fluctuations resulting in the Company’s interest expense exceeding interest income would result in operating losses for the Company. Changes in the level of interest rates also may affect the Company’s ability to invest in investments, the value of the Company’s investments and the Company’s ability to realize gains from the disposition of investments. Changes in interest rates may also affect borrower default rates.

To the extent that the Company’s financing costs will be determined by reference to floating rates, such as LIBOR or a Treasury index, plus a margin, the amount of such costs will depend on a variety of factors, including, without limitation, (a) for collateralized debt, the value and liquidity of the collateral, and for non-collateralized debt, the Company’s credit, (b) the level and movement of interest rates, and (c) general market conditions and liquidity. In a period of rising interest rates, the Company’s interest expense on floating rate debt would increase, while any additional interest income the Company earns on the Company’s floating rate investments may not compensate for such increase in interest expense. At the same time, the interest income the Company earns on the Company’s fixed-rate investments would not change, the duration and weighted average life of the Company’s fixed-rate investments would increase and the market value of the Company’s fixed-rate investments would decrease. Similarly, in a period of declining interest rates, the Company’s interest income on floating-rate investments would decrease, while any decrease in the interest the Company is charged on the Company’s floating-rate debt may not compensate for such decrease in interest income and interest the Company is charged on the Company’s fixed-rate debt would not change. Any such scenario could materially and adversely affect the Company.

The Company’s operating results will depend, in part, on differences between the income earned on the Company’s investments, net of credit losses, and the Company’s financing costs. For any period during which the Company’s investments are not match-funded, the income earned on such investments may respond more slowly to interest rate fluctuations than the cost of the Company’s borrowings. Consequently, changes in interest rates, particularly short-term interest rates, may immediately and significantly decrease the Company’s results of operations and cash flows and the market value of the Company’s investments.

Prepayments can adversely affect the yields on the Company’s investments.

In the case of residential mortgage loans, there are seldom any restrictions on borrowers’ abilities to prepay their loans. Homeowners tend to prepay mortgage loans faster when interest rates decline. Consequently, owners of the loans may reinvest the money received from the prepayments at the lower prevailing interest rates. Conversely, homeowners tend not to prepay mortgage loans when interest rates increase. Consequently, owners of the loans are unable to reinvest money that would have otherwise been received from prepayments at the higher prevailing interest rates. This volatility in prepayment rates may affect the Company’s ability to maintain targeted amounts of leverage to the extent that the Company has a portfolio of residential mortgage-backed security (“RMBS”) and may result in reduced earnings or losses for the Company and negatively affect the cash available for distribution to the Company’s stockholders.

The yield of the Company’s other assets may be affected by the rate of prepayments. Prepayments on debt instruments, where permitted under the debt documents, are influenced by changes in current interest rates and a variety of economic, geographic and other factors beyond the Company’s control, and consequently, such prepayment rates cannot be predicted with certainty. If the Company is unable to invest the proceeds of any prepayments the Company receives in assets with at least an equivalent yield, the yield on the Company’s portfolio will decline. In addition, the Company may acquire assets at a discount or premium and if the asset does not repay when expected, the Company’s anticipated yield may be impacted. Under certain interest rate and prepayment scenarios the Company may fail to recoup fully the Company’s cost of acquisition of certain investments.

If credit spreads widen before the Company obtains long-term financing for the Company’s assets, the value of the Company’s assets may suffer.

The Company will price the Company’s assets based on the Company’s assumptions about future credit spreads for financing of those assets. The Company expects to obtain longer-term financing for the Company’s assets using structured financing techniques in the future. In such financings, interest rates are typically set at a spread over a certain benchmark, such as the yield on United States Treasury obligations, swaps, or LIBOR. If the spread that borrowers will pay over the benchmark widens and the rates the Company charges on the Company’s assets to be securitized are not increased accordingly, the Company’s income may be reduced or the Company may suffer losses.

The Company’s investments in debt securities and preferred and common equity securities will be subject to the specific risks relating to the particular issuer of the securities and may involve greater risk of loss than secured debt financings.

The Company’s investments in debt securities and preferred and common equity securities will involve special risks relating to the particular issuer of the securities, including the financial condition and business outlook of the issuer. Issuers that are REITs and other real estate companies are subject to the inherent risks associated with real estate and real estate-related investments discussed in this prospectus. Issuers that are debt finance companies are subject to the inherent risks associated with structured financing investments also discussed in this prospectus. Furthermore, debt securities and preferred and common equity securities may involve greater risk of loss than secured debt financings due to a variety of factors, including that such investments are generally unsecured and may also be subordinated to other obligations of the issuer. As a result, investments in debt securities and preferred and common equity securities are subject to risks of (i) limited liquidity in the secondary trading market, (ii) substantial market price volatility resulting from changes in prevailing interest rates, (iii) subordination to the senior claims of banks and other lenders to the issuer, (iv) the operation of mandatory sinking fund or call/redemption provisions during periods of declining interest rates that could cause the issuer to reinvest redemption proceeds in lower yielding assets, (v) the possibility that earnings of the issuer may be insufficient to meet its debt service and distribution obligations and (vi) the declining creditworthiness and potential for insolvency of the issuer during periods of rising interest rates and economic downturn. These risks may adversely affect the value of outstanding debt securities and preferred and common equity securities and the ability of the issuers thereof to make principal, interest and/or distribution payments to the Company.

The Company’s dependence on the management of other entities in which the Company invests may adversely affect the Company’s business.

The Company will not control the management, investment decisions or operations of the companies in which the Company may invest. Management of those enterprises may decide to change the nature of their assets, or management may otherwise change in a manner that is not satisfactory to the Company. The Company will have no ability to affect these management decisions and the Company may have only limited ability to dispose of the Company’s investments.

Many of the Company’s investments will be illiquid and the Company may not be able to vary the Company’s portfolio in response to changes in economic and other conditions.

Certain of the securities that the Company may purchase in connection with privately negotiated transactions will not be registered under the relevant securities laws, resulting in a prohibition against their transfer, sale, pledge or other disposition except in a transaction that is exempt from the registration requirements of, or is otherwise in accordance with, those laws. Some of the residential and commercial mortgage-backed securities that the Company may purchase may be traded in private, unregistered transactions and are therefore subject to restrictions on resale or otherwise have no established trading market. The mezzanine loans the Company may purchase will be particularly illiquid investments due to their short life, their unsuitability for securitization and the greater difficulty of recoupment in the event of a borrower’s default. As a result, the Company’s ability to vary the Company’s portfolio in response to changes in economic and other conditions may be relatively limited.

Some of the Company’s investments will be carried at an estimated fair value and the Company will be required to disclose the fair value of other investments monthly. The estimated fair value will be determined by the Advisor and, as a result, there may be uncertainty as to the value of these investments.

Some of the Company’s investments will be in the form of securities that are recorded at fair value but that have limited liquidity or are not publicly traded. In addition, the Company must disclose the fair value of the Company’s investments in loans each quarter. Such estimates are inherently uncertain. The fair value of securities and other investments, including loans that have limited liquidity or are not publicly traded, may not be readily determinable. The Company will estimate the fair value of these investments on a monthly basis. Because such valuations are inherently uncertain, may fluctuate over short periods of time and may be based on numerous estimates, the Company’s determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. The value of the Company’s common stock could be adversely affected if the Company’s determinations regarding the fair value of these investments are materially higher than the values that the Company ultimately realizes upon their disposal.

The Company’s due diligence may not reveal all of a borrower’s liabilities and may not reveal other weaknesses in its business.

Before making a loan to a borrower or acquiring debt or equity securities of a company, the Company will assess the strength and skills of such entity’s management and other factors that the Company believes are material to the performance of the investment. In making the assessment and otherwise conducting customary due diligence, the Company will rely on the resources available to the Company and, in some cases, an investigation by third parties. This process is particularly important and subjective with respect to newly organized or private entities because there may be little or no information publicly available about the entities. There can be no assurance that the Company’s due diligence processes will uncover all relevant facts or that any investment will be successful.

The Company may depend on debtors for the Company’s revenue, and, accordingly, the Company’s revenue and the Company’s ability to make distributions to the Company’s stockholders will be dependent upon the success and economic viability of such debtors.

The success of the Company’s investments in debt secured by commercial properties and other real estate-related assets materially depend on the financial stability of the debtors underlying such investments. The inability of a single major debtor or a number of smaller debtors to meet their payment obligations could result in reduced revenue or losses.

Delays in restructuring or liquidating non-performing debt-related securities could reduce the return on the Company’s stockholders’ investment.

Debt-related securities may become non-performing after acquisition for a wide variety of reasons. In addition, the Company may acquire non-performing debt-related investments. Such non-performing debt-related investments may require a substantial amount of workout negotiations and/or restructuring, which may entail, among other things, a substantial reduction in the interest rate and a substantial write-down of such loan or asset. However, even if a restructuring is successfully accomplished, upon maturity of such debt-related security, the borrower under the security may not be able to negotiate replacement “takeout” financing to repay the principal amount of the securities owed to the Company. The Company may find it necessary or desirable to foreclose on some of the collateral securing one or more of the Company’s investments. Intercreditor provisions may substantially interfere with the Company’s ability to do so. Even if foreclosure is an option, the foreclosure process can be lengthy and expensive as discussed above.

If the Company forecloses on the collateral that will secure the Company’s investments in loans receivable, the Company may incur significant liabilities for deferred repairs and maintenance, property taxes and other expenses, which would reduce cash available for distribution to stockholders.

Some of the properties the Company may acquire in foreclosure proceedings may face competition from newer, more updated properties. In addition, the overall condition of these properties may have been neglected prior to the time the Company would foreclose on them. In order to remain competitive, increase occupancy at these properties and/or make them more attractive to potential tenants and purchasers, the Company may have to make significant capital improvements and/or incur deferred maintenance costs with respect to these properties. Also, if the Company acquires properties through foreclosure, the Company will be responsible for property taxes and other expenses which will require more capital resources than if the Company held a secured interest in these properties. To the extent the Company has to make significant capital expenditures with respect to these properties, the Company will have less cash available to fund distributions and investor returns may be reduced.

Failure to obtain or maintain required approvals and/or state licenses necessary to operate the Company’s mortgage-related activities may adversely impact the Company’s investment strategy.

The Company may in the future be required to obtain various other approvals and/or licenses from federal or state governmental authorities, government sponsored entities or similar bodies in connection with some or all of the Company’s mortgage-related activities. There is no assurance that the Company can obtain any or all of the approvals and licenses that the Company desires or that the Company will avoid experiencing significant delays in seeking such approvals and licenses. Furthermore, the Company will be subject to various disclosures and other requirements to obtain and maintain these approvals and licenses, and there is no assurance that the Company will satisfy those requirements. The Company’s failure to obtain or maintain licenses will restrict the Company’s options and ability to engage in desired activities, and could subject the Company to fines, suspensions, terminations and various other adverse actions if it is determined that the Company has engaged without the requisite approvals or licenses in activities that require an approval or license, which could have a material and adverse effect on the Company’s business, results of operations, financial condition and prospects.

Risks Related to The Company’s Financing Strategy

The Company will incur debt to finance the Company’s operations, which may subject the Company to an increased risk of loss.

The Company will incur debt to finance the Company’s operations. The leverage the Company employs will vary depending on the Company’s ability to obtain credit facilities, the loan-to-value and debt service coverage ratios of the Company’s assets, the yield on the Company’s assets, the targeted leveraged return the Company expects from the Company’s investment portfolio and the Company’s ability to meet ongoing covenants related to the Company’s asset mix and financial performance. The Company’s return on the Company’s investments and cash available for distribution to the Company’s stockholders may be reduced to the extent that changes in market conditions cause the cost of the Company’s financing to increase relative to the income that the Company can derive from the assets the Company acquires.

Debt service payments will reduce the net income available for distributions to the Company’s stockholders. Moreover, the Company may not be able to meet the Company’s debt service obligations and, to the extent that the Company cannot, the Company risks the loss of some or all of the Company’s assets to foreclosure or sale to satisfy the Company’s debt obligations. The Company’s charter or bylaws do not restrict the form of indebtedness the Company may incur.

Hedging against interest rate exposure may adversely affect the Company’s earnings, limit the Company’s gains or result in losses, which could adversely affect cash available for distribution to the Company’s stockholders.

The Company may enter into interest rate swap agreements or pursue other interest rate hedging strategies. The Company’s hedging activity will vary in scope based on the level of interest rates, the type of portfolio investments held, and other changing market conditions. Interest rate hedging may fail to protect or could adversely affect the Company because, among other things:

•	interest rate hedging can be expensive, particularly during periods of rising and volatile interest rates;
•	available interest rate hedging may not correspond directly with the interest rate risk for which protection is sought;
•	the duration of the hedge may not match the duration of the related liability or asset;
•	the amount of income that a REIT may earn from hedging transactions to offset interest rate losses is limited by federal tax provisions governing REITs;
•	the credit quality of the party owing money on the hedge may be downgraded to such an extent that it impairs the Company’s ability to sell or assign the Company’s side of the hedging transaction;
•	the party owing money in the hedging transaction may default on its obligation to pay; and
•	the Company may purchases a hedge that turns out not to be necessary, i.e., a hedge that is out of the money.

Any hedging activity the Company engages in may adversely affect the Company’s earnings, which could adversely affect cash available for distribution to the Company’s stockholders. Therefore, while the Company may enter into such transactions to seek to reduce interest rate risks, unanticipated changes in interest rates may result in poorer overall investment performance than if the Company had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged or liabilities being hedged may vary materially. Moreover, for a variety of reasons, the Company may not seek to establish a perfect correlation between such hedging instruments and the portfolio holdings being hedged. Any such imperfect correlation may prevent the Company from achieving the intended accounting treatment and may expose the Company to risk of loss.

Hedging instruments often are not traded on regulated exchanges, guaranteed by an exchange or its clearing house, or regulated by any U.S. or foreign governmental authorities and involve risks and costs.

The cost of using hedging instruments increases as the period covered by the instrument increases and during periods of rising and volatile interest rates. The Company may increase the Company’s hedging activity and thus increase the Company’s hedging costs during periods when interest rates are volatile or rising and hedging costs have increased. In addition, hedging instruments involve risk since they often are not traded on regulated exchanges, guaranteed by an exchange or its clearing house, or regulated by any U.S. or foreign governmental authorities. Consequently, there are no requirements with respect to record keeping, financial responsibility or segregation of customer funds and positions. Furthermore, the enforceability of agreements underlying derivative transactions may depend on compliance with applicable statutory, commodity and other regulatory requirements and, depending on the identity of the counterparty, applicable international requirements. The business failure of a hedging counterparty with whom the Company enters into a hedging transaction will most likely result in a default. Default by a party with whom the Company enters into a hedging transaction may result in the loss of unrealized profits and force the Company to cover the Company’s resale commitments, if any, at the then current market price. Although generally the Company will seek to reserve the right to terminate the Company’s hedging positions, it may not always be possible to dispose of or close out a hedging position without the consent of the hedging counterparty, and the Company may not be able to enter into an offsetting contract in order to cover the Company’s risk. The Company cannot be certain that a liquid secondary market will exist for hedging instruments purchased or sold, and the Company may be required to maintain a position until exercise or expiration, which could result in losses.

Political changes may affect the real estate debt markets.

The current regulatory environment in the United States may be impacted by future legislative developments, such as amendments to key provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The current U.S. President has a legislative agenda that includes certain deregulatory measures for the U.S. financial services industry, including changes to the Volcker Rule, capital and risk retention requirements, the Financial Stability Oversight Council’s authority and other aspects of the Dodd-Frank Act. The U.S. Department of the Treasury has issued a series of recommendations in several reports for streamlining banking regulation and changing key features of the Dodd-Frank Act and other measures taken by regulators following the 2008 financial crisis.

The outcome of the upcoming congressional and other elections creates uncertainty with respect to legal, tax and regulatory regimes in which the Company and the Company’s investments, as well as the Adviser and its affiliates, will operate. Any significant changes in, among other things, economic policy (including with respect to interest rates and foreign trade), the regulation of the investment management industry, tax law, immigration policy and/or government entitlement programs could have a material adverse impact on the Company and the Company’s investments.

The Company’s use of borrowings to partially fund acquisitions and improvements on properties could result in foreclosures and unexpected debt service expenses upon refinancing, both of which could have an adverse impact on the Company’s operations and cash flow.

The Company has and intends to continue to rely in part on borrowings under credit facilities and other external sources of financing to fund the costs of new investments, capital expenditures and other items. Accordingly, the Company is subject to the risks that the Company’s cash flow will not be sufficient to cover required debt service payments and that the Company will be unable to meet other covenants or requirements of the Company’s borrowings.

If the Company cannot meet the Company’s required obligations under the Company’s borrowings, the Company’s property or commercial real estate debt and securities could be foreclosed upon by, or otherwise transferred to, the Company’s lender, with a consequent loss of income and asset value to the Company. Additionally, the Company may be required to refinance the Company’s debt subject to “lump sum” or “balloon” payment maturities on terms less favorable than the original loan or at a time the Company would otherwise prefer to not refinance such debt. A refinancing on such terms or at such times could increase the Company’s debt service payments, which would decrease the amount of cash the Company would have available for operations, new investments and distribution payments and may cause the Company to determine to sell one or more investments at a time when the Company would not otherwise do so.

The Company has broad authority to incur borrowings and high levels of borrowings could hinder the Company’s ability to make distributions and could decrease the value of the Company’s stockholders’ investment.

The Company expects that in most instances, the Company will make real estate investments by using either existing or new borrowings. In addition, the Company may incur mortgage notes and pledge all or some of the Company’s real estate investments as security for that debt to obtain funds to acquire additional real estate investments. The Company may borrow if the Company needs funds to satisfy the REIT tax qualification requirement that the Company distributes at least 90% of the Company’s annual REIT taxable income to the Company’s stockholders. The Company also may borrow if the Company otherwise deems it necessary or advisable to assure that the Company maintains the Company’s qualification as a REIT.

The Company’s charter does not limit the Company from utilizing financing until the Company’s borrowings exceed 300% of the Company’s net assets, which is generally expected to approximate 75% of the aggregate cost of the Company’s real estate investments and other assets, the Company cash, before deducting loan loss reserves, other non-cash reserves and depreciation. Further, the Company can incur financings in excess of this limitation with the approval of a majority of the Company’s independent directors. High leverage levels could cause the Company to incur higher interest charges and higher debt service payments and the agreements governing the Company’s borrowings may also include restrictive covenants. These factors could limit the amount of cash the Company has available to distribute to the Company’s stockholders or invest in the Company’s business and could result in a decline in the value of the Company’s stockholders’ investment.

If there is a shortfall between the revenues from the Company’s real estate investments and the cash flow needed to service the Company’s borrowings, then the amount available for distributions to stockholders may be reduced. In addition, incurring mortgage debt increases the risk of loss since defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. In that case, the Company could lose the investment securing the Company’s borrowings that is in default, thus reducing the value of the Company’s stockholders’ investment. The Company may give full or partial guarantees to lenders of the Company’s borrowings to the entities that own the Company’s investments. When the Company provides a guaranty on behalf of an entity that owns one of the Company’s investments, the Company will be responsible to the lender for satisfaction of the debt if it is not paid by such entity. If any mortgages contain cross-collateralization or cross-default provisions, a default on a single investment could affect multiple investments. If any of the Company’s investments are foreclosed upon due to a default, the Company’s ability to pay cash distributions to the Company’s stockholders will be adversely affected which could result in the Company’s losing the Company’s REIT status and would result in a decrease in the value of the Company’s stockholders’ investment. As of December 31, 2020, the Company’s debt to tangible assets ratio was 38.4%.

Lenders may require the Company to enter into restrictive covenants relating to the Company’s operations, which could limit the Company’s ability to make distributions.

When providing financing, a lender may impose restrictions on the Company that affect the Company’s distribution and operating policies and the Company’s ability to incur additional borrowings. Financing agreements that the Company may enter into may contain covenants that limit the Company’s ability to further incur borrowings, restrict distributions or that prohibit the Company from discontinuing insurance coverage or replacing the Advisor. These or other limitations would decrease the Company’s operating flexibility and the Company’s ability to achieve the Company’s operating objectives, including making distributions.

The Company may not be able to access financing sources on attractive terms, if at all, which could adversely affect the Company’s ability to execute the Company’s business plan.

The Company will require significant outside capital to fund and grow the Company’s business. The Company’s business may be adversely affected by disruptions in the debt and equity capital markets and institutional lending market, including the lack of access to capital or prohibitively high costs of obtaining or replacing capital. A primary source of liquidity for companies in the real estate industry has been and will continue to be the debt and equity capital markets. Access to the capital markets and other sources of liquidity was severely disrupted during the credit crisis and, despite recent improvements, the markets could suffer another severe downturn and another liquidity crisis could emerge. Based on the current conditions, the Company does not know whether any sources of capital will be available to the Company in the future on terms that are acceptable to the Company, if at all. If the Company cannot obtain sufficient debt and equity capital on acceptable terms, the Company’s business and the Company’s ability to operate could be severely impacted.

Increases in interest rates could increase the amount of the Company’s payments on the Company’s borrowings and adversely affect the Company’s ability to pay distributions to the Company’s stockholders.

The Company has and may continue to incur borrowings in the future. To the extent that the Company incurs variable rate borrowings, increases in interest rates would increase the Company’s interest costs, which could reduce the Company’s cash flow and the Company’s ability to pay distributions. In addition, if the Company needs to repay existing borrowings during periods of rising interest rates, the Company could be required to liquidate one or more of the Company’s investments at times that may not permit realization of the maximum return on such investments.

Risks Related to Conflicts of Interest

The Advisor and its affiliates, including all of the Company’s executive officers and some of the Company’s directors and other key real estate professionals, will face conflicts of interest caused by their compensation arrangements with the Company, which could result in actions that are not in the best interests of the Company’s stockholders.

The Company’s executive officers and the key real estate professionals relied upon by the Advisor are compensated by the Advisor and its affiliates. The Advisor and its affiliates will receive substantial fees from the Company. These fees could influence the Advisor’s advice to the Company as well as the judgment of affiliates of the Advisor. Among other matters, these compensation arrangements could affect their judgment with respect to:

•	the continuation, renewal or enforcement of the Company’s agreements with the Advisor and its affiliates, including the Advisory Agreement (as defined below) and the dealer manager agreement;
•	offerings of equity by the Company, which entitle the Dealer Manager to dealer-manager fees and will likely entitle the Advisor to increased asset management fees;
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
•

whether and when the Company seeks to list the Company’s common stock on a national securities exchange, which listing could entitle an affiliate of the Advisor to have their special units redeemed; and

•

whether and when the Company seeks to sell the Company or its assets, which sale could entitle CFI to reimbursement of the Sponsor Support and an affiliate of the Advisor to a disposition fee and/or have their special units redeemed.

The fees the Advisor receives in connection with transactions involving the acquisition or origination of an asset are based on the cost of the investment, and not based on the quality of the investment or the quality of the services rendered to us. This may influence the Advisor to recommend riskier transactions to us.

The Company may compete with other Cantor Companies for investment opportunities for the Company, which could negatively impact the Company’s ability to locate suitable investments.

The Company’s investment strategy may overlap with some of the strategies of other Cantor Companies. CCRE is primarily in the business of originating and securitizing whole mortgage loans secured by commercial real estate. RIT primarily focuses on the origination of mortgage and mezzanine loans secured mainly by commercial real estate. Opportunities to originate or acquire such loans by CCRE or RIT may be competitive with some of the Company’s potential investments. Although Newmark does not currently acquire properties or interests in real estate properties, through its Berkeley Point business, it originates multifamily loans distributed through the GSE programs of Fannie Mae and Freddie Mac, as well as through HUD programs. In addition, in the course of Newmark’s business, it may generate fees from the referral of loan opportunities to third parties. Members of CCRE’s and Newmark’s day to day management teams are generally different than the Company’s investment professionals. However, both lines of business are under common control with the Company. CCRE, RIT, and Newmark and their respective subsidiaries are not restricted from competing with the Company’s business, whether by originating or acquiring loans that might be suitable for origination or acquisition by the Company, or by referring loan opportunities to third parties in exchange for fees. CCRE, RIT, and Newmark are not required to refer any such opportunities to the Company. The Advisor and its affiliates face conflicts of interest relating to performing services on the Company’s behalf and allocating investment opportunities to the Company, and such conflicts may not be resolved in the Company’s favor, meaning the Company could acquire less attractive assets, which could limit the Company’s ability to make distributions and reduce the Company’s stockholders’ overall investment return.

The Company’s affiliation with Cantor and the relationships of the Company’s executive officers, CFI and the Advisor may not lead to investment opportunities for the Company.

There can be no assurance that the Company’s affiliation with affiliates of CFI or the relationships of the Company’s executive officers, CFI and the Advisor will result in investment opportunities or service relationships for the Company on favorable terms, if at all. If the Company is unable to generate attractive investment opportunities, the Company will have fewer investments and the Company’s ability to pay distributions will be limited. In addition, certain of the Company’s affiliates may be constrained by approvals and/or obligations with respect to third-party investors and as a result may not be able to provide services to the Company.

The Advisor will face conflicts of interest relating to joint ventures that the Company may form with affiliates of the Advisor, which conflicts could result in a disproportionate benefit to the other venture partners at the Company’s expense.

If approved by a majority of the Company’s independent directors, the Company may enter into joint venture agreements with other Cantor Companies or affiliated entities for the acquisition, development or improvement of properties or other investments. The Advisor and its affiliates, the advisors to the other Cantor Companies and the investment advisers to institutional investors in real estate and real estate-related assets, have some of the same executive officers, directors and other key real estate professionals, and these persons will face conflicts of interest in determining which program or investor should enter into any particular joint venture agreement. These persons may also face a conflict in structuring the terms of the relationship between the Company’s interests and the interests of the Cantor-affiliated co-venturer and in managing the joint venture. Any joint venture agreement or transaction between the Company and a Cantor-affiliated co-venturer will not have the benefit of arm’s-length negotiation of the type normally conducted between unrelated co-venturers. The Cantor-affiliated co-venturer may have economic or business interests or goals that are or may become inconsistent with the Company’s business interests or goals. As a result, these co-venturers may benefit to the Company’s and the Company’s stockholders’ detriment. As of December 31, 2020, a majority of the Company’s investments have been initially structured as joint ventures with Cantor Companies and their affiliates.

The fees the Company pays to the Advisor and its affiliates in connection with the Offerings and in connection with the management of the Company’s investments were not determined on an arm’s length basis; therefore, the Company does not have the benefit of arm’s length negotiations of the type normally conducted between unrelated parties.

The fees to be paid to the Advisor, the Company’s dealer manager and other affiliates for services they provide for the Company were not determined on an arm’s length basis. As a result, the fees have been determined without the benefit of arm’s length negotiations of the type normally conducted between unrelated parties and may be in excess of amounts that the Company would otherwise pay to third parties for such services.

The Advisor faces a conflict of interest because the fees it receives for services performed are based in part on the Company’s NAV, which the Advisor is ultimately responsible for determining.

The Advisor is paid an asset management fee for its services based on the Company’s NAV, which the Advisor is ultimately responsible for determining. In addition, the distributions to be received by the special unit holder with respect to its performance participation interest in the operating partnership will be based in part upon the operating partnership’s net assets (which is a component of the Company’s NAV). The calculation of the Company’s NAV includes certain subjective judgments with respect to estimating, for example, the value of the Company’s portfolio and the Company’s accrued expenses, net portfolio income and liabilities, and therefore, the Company’s NAV may not correspond to realizable value upon a sale of those assets. The Advisor may benefit by the Company retaining ownership of the Company’s assets at times when the Company’s stockholders may be better served by the sale or disposition of the Company’s assets in order to avoid a reduction in the Company’s NAV. If the Company’s NAV is calculated in a way that is not reflective of the Company’s actual NAV, then the purchase price of shares of the Company’s common stock or the price paid for the repurchase of the Company’s stockholders’ shares of common stock on a given date may not accurately reflect the value of the Company’s portfolio, and the Company’s stockholders’ shares may be worth less than the purchase price or more than the repurchase price.

The Advisor’s asset management fee and the performance participation allocation may not create proper incentives or may induce the Advisor and its affiliates to make certain investments, including speculative investments, that increase the risk of the Company’s real estate portfolio.

The Company pays the Advisor an asset management fee regardless of the performance of the Company’ portfolio. The Advisor’s entitlement to an asset management fee, which is not based upon performance metrics or goals, might reduce its incentive to devote its time and effort to seeking investments that provide attractive risk-adjusted returns for the Company’s portfolio. The Company may be required to pay the Advisor a management fee in a particular period despite experiencing a net loss or a decline in the value of the Company’s portfolio during that period.

The existence of the 12.5% performance participation interest in the Company’s operating partnership to which the special unit holder is entitled, is based on the Company’s total distributions plus the change in NAV per share, may create an incentive for the Advisor to make riskier or more speculative investments on the Company’s behalf than it would otherwise make in the absence of such performance-based compensation. In addition, the change in NAV per share will be based on the value of the Company’s investments on the applicable measurement dates and not on realized gains or losses. As a result, the special unit holder may receive distributions based on unrealized gains in certain assets at the time of such distributions and such gains ultimately may not be realized when those assets are eventually disposed of.

Because the asset management fee and the performance participation interest are based on the Company’s NAV, the Advisor may also be motivated to accelerate acquisitions in order to increase NAV, which would increase amounts payable to the Advisor and the special unit holder.

The Advisor, the real estate professionals assembled by the Advisor, their affiliates and the Company’s officers will face competing demands on their time and this may cause the Company’s operations and the Company’s stockholders’ investment to suffer.

The Company relies on the Advisor and the real estate professionals the Advisor has assembled, including Messrs. Lutnick, Milner and Griffin, for the day-to-day operation of the Company’s business. Messrs. Lutnick, Milner and Griffin are also executive officers or managers of certain other Cantor Companies and affiliates. As a result of their interests in other Cantor Companies and affiliates, their obligations to other investors and the fact that they engage in and they will continue to engage in other business activities on behalf of themselves and others, Messrs. Lutnick, Milner and Griffin will face conflicts of interest in allocating their time among the Company, the Advisor and its affiliates, other Cantor Companies as well as other business activities in which they are involved. During times of intense activity in other programs and ventures, these individuals may devote less time and fewer resources to the Company’s business than are desirable. As a result, the returns on the Company’s investments, and the value of investment in the Company, may decline.

Certain of the Company’s executive officers and certain of the Advisor’s and its affiliates’ key real estate professionals who perform services for the Company may perform services for other entities to whom they may also owe duties that will conflict with their duties to the Company.

The Company’s executive officers and the Advisor’s and its affiliates’ key real estate professionals may provide services for other Cantor Companies. To the extent they do so, they will owe duties to each of these entities, their members and limited partners and investors, which duties may from time-to-time conflict with the fiduciary duties that they owe to the Company and stockholders. In addition, CFI may grant equity interests in the Advisor and the special unit holder, to certain management personnel performing services for the Advisor. The loyalties of these individuals to other entities and investors could result in action or inaction that is detrimental to the Company’s business, which could harm the implementation of the Company’s business strategy and the Company’s investment opportunities. If the Company does not successfully implement the Company’s business strategy, the Company may be unable to generate the cash needed to make distributions to stockholders and to maintain or increase the value of the Company’s assets.

Because other real estate programs may be offered through the Company’s dealer manager concurrently with the Offerings, the Company’s Dealer Manager may face potential conflicts of interest arising from competition among the Company and these other programs for investors and investment capital, and such conflicts may not be resolved in the Company’s favor.

The Company’s Dealer Manager may also act as the dealer manager for the public and private offerings of other programs sponsored by CFI, other Cantor Companies or unaffiliated sponsors. For example, the Dealer Manager is also the dealer manager for the public offering of RIT, a non-traded REIT sponsored by CFI and formed primarily to originate mortgage loans secured primarily by commercial real estate and other real-estate related assets. In addition, future programs sponsored by CFI, other Cantor Companies or unaffiliated sponsors may seek to raise capital through public offerings conducted concurrently with the Company’s Follow-On Offering. As a result, the Company’s Dealer Manager may face conflicts of interest arising from potential competition with these other programs for investors and investment capital. CFI will generally seek to avoid simultaneous offerings by programs that have a substantially similar mix of investment characteristics, including targeted investment types and strategies. Nevertheless, there may be periods during which one or more programs sponsored by CFI will be raising capital and may compete with the Company for investment capital. Such conflicts may not be resolved in the Company’s favor and the Company’s stockholders will not have the opportunity to evaluate the manner in which these conflicts of interest are resolved before or after making their investment.

Risks Related to Investment in The Company’s Common Stock

The Company has limited operating history which makes the Company’s future performance difficult to predict.

The Company has limited operating history and may not be able to meet the Company’s investment objectives. The Company was incorporated in the State of Maryland on February 2, 2016, and as of December 31, 2020 the Company has only made a limited number of investments in real estate properties. Moreover, if the Company’s capital resources are insufficient to support the Company’s operations, the Company will not be successful.

The Company’s stockholders should consider the Company’s prospects in light of the risks, uncertainties and difficulties frequently encountered by companies that are, like the Company, in their early stage of development. To be successful in this market, the Company or the Advisor must, among other things:

•	identify and acquire or originate investments that further the Company’s investment strategies;
•	respond to competition for the Company’s targeted investments, as well as for potential investors in the Company; and

•	capitalize the Company’s business operations with sufficient debt and equity.

The Company cannot guarantee that the Company will succeed in achieving these goals, and the Company’s failure to do so could cause the Company’s stockholders to lose all or a portion of their investment.

Because the Offerings are a blind-pool offering, the Company’s stockholders will not have the opportunity to evaluate the Company’s investments before the Company makes them, which makes their investment in the Company more speculative.

The Company will seek to invest substantially all of the net proceeds from the Offerings after the payment of fees and expenses in a diversified portfolio of income-producing commercial real estate. Because the Company has only made a limited number of investments to date and have not identified any other investments that the Company may make, the Company is not able to provide stockholders with any information to assist them in evaluating the merits of any specific investments that the Company may make. Because the Company’s stockholders will be unable to evaluate the economic merit of assets before the Company invests in them, they will have to rely entirely on the ability of the Advisor to select suitable and successful investment opportunities. The Company cannot predict the Company’s actual allocation of assets at this time because such allocation will also be dependent, in part, upon the amount of financing the Company is able to obtain, if any, with respect to each asset class in which the Company invests. Furthermore, the Company’s board of directors will have broad discretion in implementing policies regarding tenant or mortgagor creditworthiness and the Company’s stockholders will not have the opportunity to evaluate potential tenants, managers or borrowers. These factors increase the speculative nature of an investment in the Company.

If the Company pays cash distributions from sources other than the Company’s cash flow from operations, the Company will have less funds available for investments and the Company’s stockholders’ overall return may be reduced.

The Company’s organizational documents do not restrict the Company from paying distributions from any source and do not restrict the amount of distributions the Company may pay from any source, including proceeds from the Offerings or the proceeds from the issuance of securities in the future, other third party borrowings, advances from the Advisor or CFI or from the Advisor’s deferral or waiver of its fees under the Advisory Agreement. Distributions paid from sources other than current or accumulated earnings and profits, particularly during the period before the Company has substantially invested the net proceeds from the Offerings, may constitute a return of capital for tax purposes. From time to time, particularly during the period before the Company has substantially invested the net proceeds from the Offerings, the Company may generate taxable income greater than the Company’s taxable income for financial reporting purposes, or the Company’s taxable income may be greater than the Company’s cash flow available for distribution to stockholders. In these situations the Company may make distributions in excess of the Company’s cash flow from operations, investment activities and strategic financings to satisfy the REIT distribution requirement. In such an event, the Company would look first to other third party borrowings to fund these distributions. If the Company funds distributions from financings, the net proceeds from the Offerings or sources other than the Company’s cash flow from operations, the Company will have less funds available for investment in income-producing commercial real estate and the Company’s stockholders’ overall return may be reduced. In addition, if the aggregate amount of cash the Company distributes to stockholders in any given year exceeds the amount of the Company’s taxable income generated during the year, the excess amount will either be (1) a return of capital or (2) a gain from the sale or exchange of property to the extent that a stockholder’s basis in the Company’s common stock equals or is reduced to zero as the result of the Company’s current or prior year distributions. Such distributions may effectively dilute or reduce the value of the stockholders remaining interest in the Company’s net asset value.

Pursuant to the Distribution Support Agreement, in certain circumstances where the Company’s cash distributions exceed MFFO, CFI will purchase up to $5.0 million of shares in the Company’s public offerings (including the $2.0 million of shares purchased to satisfy the Minimum Offering). The sponsor has purchased Class IX shares in the Company’s Initial Offering and will purchase Class I shares in this Follow-On Offering at the then current Follow-On Offering price per such class of shares.  The sale of these shares will result in the dilution of the ownership interests of the Company’s public stockholders. Upon termination or expiration of the distribution support agreement, the Company may not have sufficient cash available to pay distributions at the rate the Company had paid during preceding periods or at all. As of December 31, 2020, CFI’s remaining obligation pursuant to the Distribution Support Agreement is limited to $1,867,720. If the Company pay distributions from sources other than the Company’s cash flow from operations, the Company will have less cash available for investments, the Company may have to reduce the Company’s distribution rate, the Company’s net asset value may be negatively impacted and the Company’s stockholders overall return may be reduced. As of December 31, 2020, the Company has declared distributions of $19,102,079, of which 33% were paid using proceeds from the Offerings, including $1,132,280 from the purchase of additional shares by CFI.

Because no public trading market for the Company’s shares currently exists, it will be difficult for the Company’s stockholders to sell their shares and, if they are able to sell their shares, they will likely sell them at a substantial discount to the Follow-On Offering price.

There is no public market for the Company’s shares and the Company currently has no plans to list the Company’s shares on a national securities exchange. Until the Company’s shares are listed, if ever, it will be difficult for the Company’s stockholders to sell their shares. In addition, the Company’s charter prohibits the ownership of more than 9.8% in value or number of shares, whichever is more restrictive, of the Company’s outstanding common stock, unless exempted (prospectively or retroactively) by the Company’s board of directors, which may discourage large investors from purchasing the Company’s shares. In its sole discretion, the Company’s board of directors could amend, suspend or terminate the Company’s share repurchase program without stockholder approval. Further, the share repurchase program includes numerous restrictions that will severely limit stockholders’ ability to sell their shares. Therefore, it will be difficult for the Company’s stockholders to sell their shares promptly or at all. If they are able to sell their shares, they would likely have to sell them at a substantial discount to their public Follow-On Offering price. It is also likely that the Company’s shares would not be accepted as the primary collateral for a loan. Because of the illiquid nature of the Company’s shares, investors should purchase the Company’s shares only as a long-term investment and be prepared to hold them for an indefinite period of time.

The availability and timing of distributions to the Company’s stockholders is uncertain and cannot be assured.

There is no assurance that distributions will be authorized and paid. The Company cannot assure the Company’s stockholders that the Company will have sufficient cash to pay distributions or that the amount of any such distributions will increase over time. In addition, the distribution fees payable with respect to Class T shares, Class S shares and Class D shares will reduce the amount of funds available for distribution with respect to all Class T shares, Class S shares and Class D shares, as applicable (including Class T shares, Class S shares and Class D shares issued pursuant to our distribution reinvestment plan). Further, because the distribution fees payable with respect to Class T shares and Class S shares are higher than those payable with respect to Class D shares, distributions with respect to Class T shares and Class S shares will be lower than distributions with respect to Class D shares; also, because there are no distribution fees payable with respect to Class I shares, distributions with respect to Class T shares, Class S shares and Class D shares will be lower than distributions with respect to Class I shares. Should the Company fail for any reason to distribute at least 90% of the Company’s REIT taxable income, the Company would not qualify for the favorable tax treatment accorded to REITs absent qualifying remedial action.

If the Company raises substantial Follow-On Offering proceeds in a short period of time, the Company may not be able to invest all of the Company’s Follow-On Offering proceeds promptly, which may cause the Company’s distributions and the Company’s stockholders’ investment returns to be lower than they otherwise would be.

The more shares the Company sells in the Company’s Follow-On Offering, the greater the Company’s challenge will be to invest all of the Company’s net Follow-On Offering proceeds. The large size of the Company’s Follow-On Offering increases the risk of delays in investing the Company’s net proceeds promptly and on attractive terms. Pending investment, the net proceeds of the Company’s Follow-On Offering may be invested in permitted temporary investments, which include short-term United States government securities, bank certificates of deposit and other short-term liquid investments. The rate of return on these investments, which affects the amount of cash available to make distributions to stockholders, has fluctuated in recent years and most likely will be less than the return obtainable from the type of investments in the real estate industry the Company seeks to acquire or originate. Therefore, delays the Company encounters in the selection, due diligence and acquisition or origination of investments would likely limit the Company’s ability to pay distributions to the Company’s stockholders and lower their overall returns. In addition, cash and cash equivalents may potentially subject the Company to concentration of risk and at times, balances with any one financial institution may exceed the Federal Deposit Insurance Corporation insurance limits. As of December 31, 2020, the Company had approximately $34 million in cash.

The transaction price for shares of the Company’s common stock is based on the Company’s NAV and will not be based on any public trading market. Neither NAV nor the transaction price may be an accurate reflection of the fair market value of the Company’s assets and liabilities and likely will not represent the amount of net proceeds that would result if the Company were liquidated or dissolved or the amount the Company’s stockholders would receive upon the sale of their shares.

The NAV per share and the transaction price per share of each class of shares, if different than NAV, may not be an accurate reflection of the fair value of the Company’s assets and liabilities in accordance with GAAP, may not reflect the price at which the Company would be able to sell all or substantially all of the Company’s assets or the outstanding shares of the Company’s common stock in an arm’s length transaction, may not represent the value that the Company’s stockholders could realize upon a sale of the Company or upon the liquidation of the Company’s assets and settlement of the Company’s liabilities, and may not be indicative of the price at which shares of the Company’s common stock would trade if they were listed on a national securities exchange. In addition, such values may not be the equivalent of the disclosure of a market price by an open-ended real estate fund.

Any methodologies used to determine a NAV per share may be based upon assumptions, estimates and judgments that may not be accurate or complete, such that, if different property-specific and general real estate and capital market assumptions, estimates and judgments were used, it could result in an NAV per share that is significantly different.

The SEC has approved an amendment to National Association of Securities Dealers, or “NASD”, Conduct Rule 2340, which became effective on April 11, 2016 and sets forth the obligations of FINRA members to provide per share values in customer account statements calculated in a certain manner. Because the Company will use a portion of the proceeds from the Offerings to pay sales commissions, dealer manager fees and organization and Follow-On Offering expenses, which will reduce the amount of funds available for investment, unless the Company’s aggregate investments increase in value to compensate for these up-front fees and expenses, it is likely that the value shown on the Company’s stockholders’ account statement will be lower than the purchase price paid by them in the Offerings.

Valuations and appraisals of the Company’s properties, real estate-related assets and real estate-related liabilities are estimates of value and may not necessarily correspond to realizable value.

The valuation methodologies used to value the Company’s properties and certain real estate-related assets involve subjective judgments regarding such factors as comparable sales, rental revenue and operating expense data, the capitalization or discount rate, and projections of future rent and expenses based on appropriate analysis. In addition, the Company generally does not undertake to mark to market the Company’s debt investments or real estate-related liabilities, but rather these assets and liabilities are usually included in the Company’s determination of NAV at an amount determined in accordance with GAAP. As a result, valuations and appraisals of the Company’s properties, real estate-related assets and real estate-related liabilities are only estimates of current market value. Ultimate realization of the value of an asset or liability depends to a great extent on economic and other conditions beyond the Company’s control and the control of the Independent Valuation Firm and other parties involved in the valuation of the Company’s assets and liabilities. Further, these valuations may not necessarily represent the price at which an asset or liability would sell, because market prices of assets and liabilities can only be determined by negotiation between a willing buyer and seller. Valuations used for determining the Company’s NAV also are generally made without consideration of the expenses that would be incurred in connection with disposing of assets and liabilities. Therefore, the valuations of the Company’s properties, the Company’s investments in real estate-related assets and the Company’s liabilities may not correspond to the timely realizable value upon a sale of those assets and liabilities. The Company’s NAV does not currently represent enterprise value and may not accurately reflect the actual prices at which the Company’s assets could be liquidated on any given day, the value a third party would pay for all or substantially all of the Company’s shares, or the price that the Company’s shares would trade at on a national stock exchange. There will be no retroactive adjustment in the valuation of such assets or liabilities, the price of the Company’s shares of common stock, or the price the Company paid to repurchase shares of the Company’s common stock to the extent such valuations prove to not accurately reflect the true estimate of value and are not a precise measure of realizable value. Because the price stockholders will pay for the Company’s shares, and the price at which the stockholders’ shares may be repurchased by the Company pursuant to the Company’s share repurchase program, will be based on the Company’s NAV per share, the stockholder may pay more than realizable value or receive less than realizable value for the stockholder’s investment.

In order to disclose a monthly NAV, the Company is reliant on the parties that the Company engages for that purpose, in particular Robert A. Stanger & Co. (the “Independent Valuation Firm”) and the appraisers that the Company will hire to value and appraise the Company’s real estate portfolio.

In order to disclose a monthly NAV, the Company’s board of directors, including a majority of the Company’s independent directors, has adopted valuation procedures and has engaged the Independent Valuation Firm to value the Company’s investment assets and liabilities and to calculate the Company’s NAV on a monthly basis. The Company may also engage other independent third parties to assist in the valuation of the Company’s investment assets and liabilities. The Company’s board of directors, including a majority of the Company’s independent directors, may replace the Independent Valuation Firm with another third party or retain another third-party firm to calculate the NAV for each of the Company’s share classes, if it is deemed appropriate to do so. Although the Company’s board of directors, with the assistance of the Advisor, oversees all of these parties and the reasonableness of their work product, the Company will not independently verify the Company’s NAV or the components thereof, such as the appraised values of the Company’s properties. The Company’s management’s assessment of the market values of the Company’s properties may also differ from the appraised values of the Company’s properties as determined by the Independent Valuation Firm. If the parties engaged by the Company to determine the Company’s monthly NAV are unable or unwilling to perform their obligations to the Company, the Company’s NAV could be inaccurate or unavailable, and the Company could decide to suspend the Offerings and the Company’s share repurchase program.

The Company’s NAV is not subject to GAAP, will not be independently audited and will involve subjective judgments by the Independent Valuation Firm and other parties involved in valuing the Company’s assets and liabilities.

The Company’s valuation procedures and the Company’s NAV are not subject to GAAP and will not be subject to independent audit. The Company’s NAV may differ from equity (net assets) reflected on the Company’s audited financial statements, even if the Company is required to adopt a fair value basis of accounting for GAAP financial statement purposes. Additionally, the Company dependent on the Advisor to be reasonably aware of material events specific to the Company’s properties (such as tenant disputes, damage, litigation and environmental issues) that may cause the value of a property to change materially and to promptly notify the Independent Valuation Firm so that the information may be reflected in the calculation of the Company’s NAV. In addition, the implementation and coordination of the Company’s valuation procedures include certain subjective judgments of the Advisor, such as whether the Independent Valuation Firm should be notified of events specific to the Company’s properties that could affect their valuations, as well as of the Independent Valuation Firm and other parties the Company engages, as to whether adjustments to asset and liability valuations are appropriate. Accordingly, stockholders must rely entirely on the Company’s board of directors to adopt appropriate valuation procedures and on the Independent Valuation Firm and other parties the Company engages in order to arrive at the Company’s NAV, which may not correspond to realizable value upon a sale of the Company’s assets.

The Company’s board of directors, including a majority of the Company’s independent directors, may adopt changes to the valuation procedures.

Each year the Company’s board of directors, including a majority of the Company’s independent directors, will review the appropriateness of the Company’s valuation procedures and may, at any time, adopt changes to the valuation procedures. For example, the Company currently excludes amounts owed to the Advisor for reimbursement of O&O Costs, consistent with the Company’s valuation procedures. The Company also does not generally undertake to mark to market the Company’s real estate-related liabilities, but rather these liabilities are usually included in the Company’s determination of NAV at an amount determined in accordance with GAAP. As a result, the realizable value of specific debt investments and real property assets encumbered by debt that are used in the calculation of the Company’s NAV may be higher or lower than the value that would be derived if such property-related liabilities were marked to market. In some cases such difference may be significant. If the Company acquires real property assets as a portfolio, the Company may pay a premium over the amount that the Company would pay for the assets individually. Other public REITs may use different methodologies or assumptions to determine their NAV. As a result, it is important that the Company’s stockholders pay particular attention to the specific methodologies and assumptions the Company uses to calculate the Company’s NAV. The Company’s board of directors may change these or other aspects of the Company’s valuation procedures, which changes may have an adverse effect on the Company’s NAV and the price at which shares may be repurchased under the Company’s share repurchase program. See the “Net Asset Value Calculation and Valuation Procedures” section of the Company’s prospectus for more details regarding the Company’s valuation methodologies, assumptions and procedures.

The Company’s NAV per share may materially change if the valuations of the Company’s properties materially change from prior valuation or the actual operating results materially differ from what the Company originally budgeted, including as a result of the Company’s advisor invoicing the Company for previously unbilled operating expenses.

It is possible that the annual appraisals of the Company’s properties may not be spread evenly throughout the year and may differ from the prior valuation utilized in the most recent prior valuation. As such, when these appraisals are reflected in the Company’s Independent Valuation Firm’s valuation of the Company’s real estate portfolio, there may be a material change in the Company’s NAV per share for each class of the Company’s common stock. Property valuation changes can occur for a variety reasons, such as local real estate market conditions, the financial condition of the Company’s tenants, or lease expirations. For example, the Company will regularly face lease expirations across the Company’s portfolio, and as the Company moves further away from lease commencement toward the end of a lease term, the valuation of the underlying property will be expected to drop depending on the likelihood of a renewal or a new lease on similar terms. Such a valuation drop can be particularly significant when closer to a lease expiration, especially for single tenant buildings or where an individual tenant occupies a large portion of a building. The Company is at the greatest risk of these valuation changes during periods in which the Company has a large number of lease expirations as well as when the lease of a significant tenant is closer to expiration. Similarly, if a tenant will have an option in the future to purchase one of the Company’s properties from the Company at a price that is less than the current valuation of the property, then if the value of the property exceeds the option price, the valuation will be expected to decline and begin to approach the purchase price as the date of the option approaches.

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

The Advisory Agreement provides that any operating expenses which have not been invoiced by the Advisor will not become the Company’s obligations. Without these provisions in the Advisory Agreement, such operating expenses, if invoiced, would likely be recorded as liabilities of ours, which, in turn, would likely have a negative effect on the Company’s NAV per share. The Advisory Agreement provides that the Advisor will not invoice the Company for any reimbursement if the impact of such would result in the incurrence of an obligation in an amount that would result in the Company’s NAV per share for any class of shares to be less than $25.00. The Company may, however, incur and record an obligation to reimburse the Advisor, even if it would result in the Company’s NAV per share for any class of shares for such quarter to be less than $25.00, if the Company’s board of directors determines that the reasons for the decrease of the Company’s NAV per share below $25.00 were unrelated to the Company’s obligation to reimburse the Advisor for operating expenses. The Advisory Agreement also provides that the Advisor may be reimbursed for previously unbilled operating expenses for prior periods in any subsequent quarter, subject to certain limitations, including the limitation related to the NAV per share of $25.00 referenced above and the 2%/25% limitation described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Related Party Transactions – Fees and Expenses – Other Operating Expenses” below. The incurrence of previously unbilled operating expenses likely will have a negative effect on the Company’s NAV per share. As of December 31, 2020, the Advisor has incurred $10,038,966 of Unreimbursed Operating Expenses (as defined below), including $9,834,713 of Unreimbursed Operating Expenses that have not been invoiced to the Company.

It may be difficult to reflect, fully and accurately, material events that may impact the Company’s monthly NAV.

The Advisor’s determination of the Company’s monthly NAV per share will be based in part on appraisals of each of the Company’s properties provided annually by the Company’s Independent Valuation Firm or independent third-party appraisal firms in individual appraisal reports reviewed by the Independent Valuation Firm in accordance with valuation guidelines approved by the Company’s board of directors. As a result, the Company’s published NAV per share in any given month may not fully reflect any or all changes in value that may have occurred since the most recent appraisal. The Advisor will review appraisal reports and monitor the Company’s properties and real estate-related securities, and is responsible for notifying the Independent Valuation Firm of the occurrence of any property-specific or market-driven event it believes may cause a material valuation change in the real estate valuation, but it may be difficult to reflect fully and accurately rapidly changing market conditions or material events that may impact the value of the Company’s properties and real estate-related securities or liabilities between valuations, or to obtain quickly complete information regarding any such events. For example, an unexpected termination or renewal of a material lease, a material increase or decrease in vacancies or an unanticipated structural or environmental event at a property may cause the value of a property to change materially, yet obtaining sufficient relevant information after the occurrence has come to light and/or analyzing fully the financial impact of such an event may be difficult to do and may require some time. As a result, the NAV per share may not reflect a material event until such time as sufficient information is available and analyzed, and the financial impact is fully evaluated, such that the Company’s NAV may be appropriately adjusted in accordance with the Company’s valuation guidelines. Depending on the circumstance, the resulting potential disparity in the Company’s NAV may be in favor of either stockholders who repurchase their shares, or stockholders who buy new shares, or existing stockholders.

The Company’s stockholders will experience dilution.

The Company’s stockholders will incur immediate dilution equal to the costs of the Follow-On Offering the Company incurs in selling such shares. This means that investors who purchase the Company’s shares of common stock will pay a price per share that exceeds the amount available to the Company to invest in assets.

In addition, the Company’s stockholders do not have preemptive rights. The Company’s board may elect to (i) sell additional shares in the Offerings or future public offerings, including through the DRP, (ii) issue equity interests in private offerings, (iii) issue shares to the Advisor, or its successors or assigns, in payment of an outstanding fee obligation or (iv) issue shares of the Company’s common stock to sellers of assets the Company acquires in connection with an exchange of limited partnership interests of the Operating Partnership. To the extent the Company issues additional equity interests, investors who purchase shares in the Offerings who do not participate in those other stock issuances will experience dilution in their percentage ownership of the Company’s outstanding shares. In addition, depending upon the terms and pricing of any additional offerings, the use of the proceeds and the value of the Company’s investments, investors may also experience dilution in the book value and fair value of their shares and in the earnings and distributions per share. Furthermore, investors may experience a dilution in the value of their shares depending on the terms and pricing of any share issuances (including the shares being sold in the Follow-On Offering) and the value of the Company’s assets at the time of issuance.

Payments to the Advisor or the special unit holder in respect of any common stock or operating partnership units they elect to receive in lieu of fees or distributions will dilute future cash available for distribution to the Company’s stockholders.

The Advisor and the special unit holder may choose to receive the Company’s common shares or operating partnership units in lieu of certain fees or distributions. The holders of all operating partnership units will be entitled to receive cash from operations pro rata with the distributions being paid to the Company and such distributions to the holders of operating partnership units will reduce the cash available for distribution to the Company and to the Company’s stockholders. Furthermore, under certain circumstances the operating partnership units held by the Advisor or the special unit holder are required to be repurchased, in cash at the holder’s election, and there may not be sufficient cash to make such a repurchase payment; therefore, the Company may need to use cash from operations, borrowings, offering proceeds or other sources to make the payment, which will reduce cash available for distribution to the Company’s stockholders or for investment in the Company’s operations. Repurchases of any of the Company’s shares or operating partnership units that were received by the Company’s advisor in lieu of a cash asset management fee are not subject to the monthly and quarterly volume limitations or the 5% holding discount under the Company’s share repurchase program, and such sales receive priority over other shares being put for repurchase during such period. Repurchases of any of the Company’s shares or operating partnership units that were received by the special unit holder in lieu of a cash distribution with respect to its performance participation allocation are not subject to the 5% holding discount under the Company’s share repurchase program, but, in the case of shares, such repurchases are subject to the monthly and quarterly volume limitations and do not receive priority over other shares being put for repurchase during such period.

The Company’s ability to implement the Company’s investment strategy is dependent, in part, upon the ability of the Company’s Dealer Manager to successfully conduct the Offerings, which makes an investment in the Company more speculative.

The Company has retained Cantor Fitzgerald & Co., an affiliate of CFI and the Advisor, to conduct the Offerings as the Company’s Dealer Manager. The Dealer Manager has not previously acted as a dealer manager for this type of Follow-On Offering or raised proceeds through a similar distribution system. The success of the Offerings, and the Company’s ability to implement the Company’s business strategy, is dependent upon the ability of the Dealer Manager to build and maintain a network of broker-dealers to sell the Company’s shares to their clients. If the Dealer Manager is not successful in establishing, operating and managing this network of broker-dealers, the Company’s ability to raise proceeds through the Offerings will be limited and the Company may not have adequate capital to implement the Company’s investment strategy. In addition, if the Dealer Manager has difficulties selling the Company’s shares of common stock, the amount of proceeds the Company raises in the Offerings may be substantially less than the amount the Company would need to create a diversified portfolio of investments, which could result in less diversification in terms of the type, number and size of investments that the Company makes. If the Company is unsuccessful in implementing the Company’s investment strategy, stockholders could lose all or a part of their investment. As of December 31, 2020, the Company raised $164,196,236 in the Offerings.

The loss of or the inability to obtain key real estate professionals at the Advisor could delay or hinder implementation of the Company’s investment strategies, which could limit the Company’s ability to make distributions and decrease the value of the Company’s stockholders’ investment.

The Company’s success depends upon the contributions of Messrs. Lutnick, Milner and Griffin. The Advisor does not have an employment agreement with any of these key personnel and the Company cannot guarantee that all, or any particular one, will remain affiliated with the Company and/or the Advisor. If any of these persons were to cease their association with the Company, whether because they are internalized into other Cantor sponsored programs, or otherwise, the Company’s operating results could suffer. The Company does not intend to maintain key person life insurance on any person. The Company believes that the Company’s future success depends, in large part, upon the Advisor’s and its affiliates’ ability to attract and retain highly skilled managerial, operational and marketing professionals. There is competition for such professionals, and the Advisor and its affiliates may be unsuccessful in attracting and retaining such skilled individuals. If the Company loses or are unable to obtain the services of highly skilled professionals the Company’s ability to implement the Company’s investment strategies could be delayed or hindered, and the value of the Company’s stockholders’ investment may decline.

If the Company internalizes the Company’s management functions, stockholders’ interests in the Company could be diluted and the Company could incur other significant costs associated with being self-managed.

The Company’s board of directors may decide in the future to internalize the Company’s management functions. If the Company does so, the Company may elect to negotiate to acquire assets of the Advisor and/or to directly employ the personnel of CFI or its affiliates that the Advisor utilizes to perform services on its behalf for the Company.

Additionally, while the Company would no longer bear the cost of the various fees and expenses the Company expects to pay to the Advisor under the Advisory Agreement, the Company’s additional direct expenses would include general and administrative costs, including certain legal, accounting and other expenses related to corporate governance, SEC reporting and compliance matters that otherwise would be borne by the Advisor. The Company would also be required to employ personnel and would be subject to potential liabilities commonly faced by employers, such as workers disability and compensation claims, potential labor disputes and other employee-related liabilities and grievances as well as incur the compensation and benefits costs of the Company’s officers and other employees and consultants that will be paid by the Advisor or its affiliates. The Company may issue equity awards to officers, employees and consultants of the Advisor or its affiliates in connection with an internalization transaction, which awards would decrease net income and MFFO and may further dilute stockholders’ investment. The Company cannot reasonably estimate the amount of fees to the Advisor the Company would save or the costs the Company would incur if the Company became self-managed. If the expenses the Company assumes as a result of an internalization are higher than the expenses the Company avoids paying to the Advisor, the Company’s net income and MFFO would be lower as a result of the internalization than it otherwise would have been, potentially decreasing the amount of cash available to distribute to the Company’s stockholders and the value of the Company’s shares.

Internalization transactions involving the acquisition of advisors affiliated with entity sponsors have also, in some cases, been the subject of litigation. Even if these claims are without merit, the Company could be forced to spend significant amounts of money defending claims which would reduce the amount of funds available for the Company to invest and cash available to pay distributions.

If the Company internalizes the Company’s management functions, the Company could have difficulty integrating these functions as a stand-alone entity. Currently, the Advisor and/or its affiliates perform portfolio management and general and administrative functions, including accounting and financial reporting, for multiple entities. These personnel have substantial know-how and experience which provides the Company with economies of scale. The Company may fail to properly identify the appropriate mix of personnel and capital needs to operate as a stand-alone entity. Certain key employees may not become the Company’s employees but may instead remain employees of CFI or its affiliates. An inability to manage an internalization transaction effectively could result in the Company’s incurring excess costs and suffering deficiencies in the Company’s disclosure controls and procedures or the Company’s internal control over financial reporting. Such deficiencies could cause the Company to incur additional costs and the Company’s management’s attention could be diverted from most effectively managing the Company’s investments.

The Company’s rights and the rights of the Company’s stockholders to recover claims against the Company’s independent directors are limited, which could reduce the Company’s stockholders and the Company’s recovery against the Company’s independent directors if they negligently cause the Company to incur losses.

Maryland law provides that a director has no liability in that capacity if he performs his duties in good faith, in a manner he reasonably believes to be in the Company’s best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. The Company’s charter provides that no independent director shall be liable to the Company or the Company’s stockholders for monetary damages and that the Company will generally indemnify them for losses unless they are grossly negligent or engage in willful misconduct. As a result, the Company’s stockholders and the Company may have more limited rights against the Company’s independent directors than might otherwise exist under common law, which could reduce the Company’s stockholders and the Company’s recovery from these persons if they act in a negligent manner. In addition, the Company may be obligated to fund the defense costs incurred by the Company’s independent directors (as well as by the Company’s other directors, officers, employees (if the Company ever has employees) and agents) in some cases, which would decrease the cash otherwise available for distribution.

The Company’s board of directors may change the Company’s investment policies generally and at the individual investment level without stockholder approval, which could alter the nature of the Company’s stockholders’ investment.

The Company’s charter requires that the Company’s independent directors review the Company’s investment policies at least annually to determine that the policies the Company is following are in the best interests of the stockholders. In addition to the Company’s investment policies, the Company also may change the Company’s stated strategy for any particular investment. These policies may change over time. The methods of implementing the Company’s investment policies also may vary, as new investment techniques are developed. The Company’s investment policies, the methods for their implementation, and the Company’s other strategies, policies and procedures may be altered by the Company’s board of directors without the approval of the Company’s stockholders except to the extent that the policies are set forth in the Company’s charter. As a result, the nature of the Company’s stockholders’ investment could change without their consent. Prior to commencement of the Follow-On Offering, the Company’s investment strategy was focused primarily on the acquisition of single-tenant net leased commercial properties located in the United States, United Kingdom, and other European countries, as well as origination and investment in loans related to net leased commercial properties.

The Company will provide investors with information using FFO and MFFO, which are non-GAAP financial measures that may not be meaningful for comparing the performances of different REITs and that have certain other limitations.

The Company will provide investors with information using FFO and MFFO, which are non-GAAP measures, as additional measures of the Company’s operating performance. The Company expects to compute FFO in accordance with the standards established by NAREIT. The Company expects that the Company will compute MFFO in accordance with the definition established by the IPA. However, the Company’s computation of FFO and MFFO may not be comparable to other REITs that do not calculate FFO or MFFO using these definitions without further adjustments.

FFO and MFFO should be considered in conjunction with reported net income and cash flows from operations computed in accordance with U.S. GAAP, as presented in the financial statements. Neither FFO nor MFFO is equivalent to net income or cash generated from operating activities determined in accordance with U.S. GAAP and should not be considered as an alternative to net income, as an indicator of the Company’s operating performance or as an alternative to cash flow from operating activities as a measure of the Company’s liquidity.

Stockholders’ ability to have their shares repurchased is limited under the Company’s share repurchase program. If stockholders are able to have their shares repurchased, it may be at a price that is less than the price they paid for the shares and the then-current market value of the shares.

The Company’s share repurchase program contains significant restrictions and limitations. For example, only   stockholders who purchase their shares directly from the Company or who received their shares through a non-cash transaction, not in the secondary market, are eligible to participate and if holders of shares do not hold their shares for a minimum of one year, then they will only be eligible for repurchase at 95% of the transaction price that would otherwise apply. The Company may choose to redeem fewer shares than have been requested in any particular month to be repurchased under the Company’s share repurchase program, or none at all, in the Company’s discretion at any time. The Company may repurchase fewer shares than have been requested to be repurchased due to lack of readily available funds because of adverse market conditions beyond the Company’s control, the need to maintain liquidity for the Company’s operations or because the Company has determined that investing in real property or other illiquid investments is a better use of the Company’s capital than the repurchase of the Company’s shares. In addition, the total amount of shares that may be repurchased under the Company’s share repurchase program is limited, in any calendar month, to shares whose aggregate value (based on the transaction price per share on the date on the repurchase) is 2% of the Company’s aggregate NAV as of the last calendar day of the previous month and during any calendar quarter whose aggregate value (based on the transaction price per share in effect when the repurchase is effected) is up to 5% of the Company’s aggregate NAV as of the last calendar day of the prior calendar quarter.

The vast majority of the Company’s assets will consist of properties or other assets which cannot generally be readily liquidated on short notice without impacting the Company’s ability to realize full value upon their disposition. Therefore, the Company may not always have a sufficient amount of cash to immediately satisfy repurchase requests. Further, the Company may invest in real estate-related securities and other securities with the primary goal of maintaining liquidity in support of the Company’s share repurchase program. Any such investments may result in lower returns than an investment in real estate assets, which could adversely impact the Company’s ability to pay distributions and the stockholders’ overall return. In addition, the Company’s board of directors may modify, suspend or terminate the Company’s share repurchase program at any time in its sole discretion. As a result of these limitations, stockholders’ ability to have their shares repurchased by the Company may be limited, the Company’s shares should be considered as having only limited liquidity and at times may be illiquid. In addition, the repurchase price stockholders may receive upon any such repurchase may not be indicative of the price they would receive if the Company’s shares were actively traded or if the Company were liquidated, and stockholders should not assume that they will be able to sell all or any portion of their shares back to the Company pursuant to the Company’s share repurchase program or to third parties at a price that reflects the then current market value of the shares or at all.

Because the Dealer Manager is one of the Company’s affiliates, investors will not have the benefit of an independent due diligence review of the Company, the absence of which increases the risks and uncertainty they face as stockholders.

The Company’s Dealer Manager, Cantor Fitzgerald & Co., is one of the Company’s affiliates. Because the Company’s Dealer Manager is an affiliate, its due diligence review and investigation of the Company and the prospectus for the Offerings cannot be considered to be an independent review. Therefore, the Company’s stockholders do not have the benefit of an independent review and investigation of the Offerings of the type normally performed by an unaffiliated, independent underwriter in a public securities offering.

Payment of fees to the Advisor and its affiliates will reduce cash available for investment and distribution and increases the risk that the Company’s stockholders will not be able to recover the amount of their investment in the Company’s shares.

The Advisor and its affiliates will perform services for the Company in connection with the selection, acquisition, origination, management, and administration of the Company’s investments. The Company will pay them substantial fees for these services, which will result in immediate dilution to the value of the Company’s stockholders’ investment and will reduce the amount of cash available for investment or distribution to stockholders. Compensation to be paid to the Advisor may be increased, subject to approval by the Company’s board of directors, including a majority of the Company’s independent directors, and the other limitations in the Advisory Agreement and charter, which would further dilute the Company’s stockholders’ investment and reduce the amount of cash available for investment or distribution to stockholders. Depending primarily upon the number of shares of each class the Company sells in the Company’s Offerings, the Company estimates that the Company will use 96.6% (assuming the full payment of Sponsor Support and all shares available pursuant to the Company’s DRP are sold) of the gross proceeds from the Primary Offering for investments.

These fees increase the risk that the amount available for distribution to common stockholders upon a liquidation of the Company’s portfolio would be less than the purchase price of the shares in the Offerings. These substantial fees and other payments also increase the risk that stockholders will not be able to resell their shares at a profit, even if the Company’s shares are listed on a national securities exchange.

Risks Related to The Company’s Follow-On Offering and he Company’s Corporate Structure

The Company’s charter limits the number of shares a person may own, which may discourage a takeover that could otherwise result in a premium price to the Company’s stockholders.

The Company’s charter, with certain exceptions, authorizes the Company’s directors to take such actions as are necessary and desirable to preserve the Company’s qualification as a REIT. To help the Company comply with the REIT ownership requirements of the Internal Revenue Code, the Company’s charter prohibits a person from directly or constructively owning more than 9.8% in value of the Company’s outstanding stock or more than 9.8% in value or number of shares, whichever is more restrictive, of the Company’s outstanding common stock, unless exempted (prospectively or retroactively) by the Company’s board of directors. This restriction may have the effect of delaying, deferring or preventing a change in control of the Company, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of the Company’s assets) that might provide a premium price for holders of the Company’s common stock.

The Company’s charter permits the Company’s board of directors to issue stock with terms that may subordinate the rights of the Company’s common stockholders or discourage a third party from acquiring the Company in a manner that could result in a premium price to the Company’s stockholders.

The Company’s board of directors may classify or reclassify any unissued common stock or preferred stock into other classes or series of stock and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends and other distributions, qualifications and terms or conditions of redemption of any such stock. Thus, the Company’s board of directors could authorize the issuance of preferred stock with priority as to distributions and amounts payable upon liquidation over the rights of the holders of the Company’s common stock. Such preferred stock could also have the effect of delaying, deferring or preventing a change in control of the Company, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of the Company’s assets) that might provide a premium price to holders of the Company’s common stock.

Maintenance of the Company’s Investment Company Act exemption imposes limits on the Company’s operations.

Neither the Company nor the Operating Partnership nor any of the subsidiaries of the Operating Partnership intend to register as an investment company under the Investment Company Act. The Company intends to make investments and conduct the Company’s operations so that the Company is not required to register as an investment company. If the Company were obligated to register as an investment company, the Company would have to comply with a variety of substantive requirements under the Investment Company Act that impose, among other things:

•	limitations on capital structure;
•	restrictions on specified investments;
•	prohibitions on transactions with affiliates; and
•	compliance with reporting, recordkeeping, voting, proxy disclosure and other rules and regulations that would significantly increase the Company’s operating expenses.

Section 3(a)(1)(A) of the Investment Company Act defines an investment company as any issuer that is or holds itself out as being engaged primarily in the business of investing, reinvesting or trading in securities. Section 3(a)(1)(C) of the Investment Company Act defines an investment company as any issuer that is engaged or proposes to engage in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire investment securities having a value exceeding 40% of the value of the issuer’s total assets (exclusive of U. S. government securities and cash items) on an unconsolidated basis, which the Company refers to as the 40% test. Excluded from the term “investment securities,” among other things, are securities issued by majority-owned subsidiaries that are not themselves investment companies and are not relying on the exclusion from the definition of investment company set forth in Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act (“non-investment companies”).

Because the Company is a holding company that conducts its businesses through subsidiaries in order to comply with the 40% test, the securities issued by the Company’s subsidiaries that rely on the exclusion from the definition of “investment company” in Section 3(c)(1) or 3(c)(7) of the Investment Company Act, together with any other investment securities the Company may own directly, may not have a combined value in excess of 40% of the value of the Company’s total assets on an unconsolidated basis. This requirement limits the types of businesses in which the Company may engage through these joint venture partnerships and subsidiaries. For the purposes of the 40% test, however, the Company takes the position that general partnership interests in joint ventures structured as general partnerships are not considered securities at all and thus are not investment securities. The Company must monitor the Company’s holdings and those of the Operating Partnership to ensure that the value of their investment securities does not exceed 40% of their respective total assets (exclusive of U. S. government securities and cash items) on an unconsolidated basis. Through the Operating Partnership’s subsidiaries, the Company and the Operating Partnership will be primarily engaged in the non-investment company businesses of these subsidiaries, namely the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.

One or more of the Company’s subsidiaries or subsidiaries of the Operating Partnership may seek to rely on the exclusion from the definition of an investment company under Section 3(c)(5)(C) of the Investment Company Act, which is available for entities “primarily engaged in [the business of] purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” This exclusion generally requires that at least 55% of a subsidiary’s portfolio be comprised of qualifying interests and at least 80% of its portfolio must be comprised of qualifying interests and real estate-type interests (and no more than 20% comprised of miscellaneous assets).

Although the Company does not intend to be an investment company by virtue of the application of the 40% test discussed above, the Company, the Operating Partnership and/or the Company’s direct or indirect subsidiaries may seek to rely upon the exclusion from the definition of investment company provided by Section 3(c)(6) of the Investment Company Act, which is available for holding company-type entities “primarily engaged, directly or through majority-owned subsidiaries, in one or more of the business described in [Sections 3(c)(3), 3(c)(4) and 3(c)(5), including Section 3(c)(5)(C), of the Investment Company Act]…” In the context of a parent holding company conducting its business through its subsidiaries relying upon the Section 3(c)(5)(C) exclusion, the Company interprets “primarily engaged” element of the 3(c)(6) exclusion to require that at least 55% of the parent company’s assets to be employed in, and that at least 55% of the parent company’s income to be derived from, the parent company’s majority- and wholly-owned subsidiaries that qualify for the 3(c)(5)(C) exclusion.

Qualification for an exclusion from registration under the Investment Company Act will limit the Company’s ability to acquire or sell certain assets and also could restrict the time at which the Company may acquire or sell assets. For purposes of the exclusions provided by Sections 3(c)(5)(C), the Company will classify the Company’s investments based in large measure on no-action letters issued by the SEC staff and other SEC interpretive guidance and, in the absence of SEC guidance, on the Company’s view of what constitutes a qualifying interest and a real estate-type interest. For purposes of the Section 3(c)(6) exclusion, the Company will make determinations of whether or not a parent holding company is primarily engaged in the Section 3(c)(3), 3(c)(4) and 3(c)(5), including Section 3(c)(5)(C), businesses of its majority- and wholly-owned subsidiaries based in large measure on no-action letters issued by the SEC staff and other SEC interpretive guidance and, in the absence of SEC guidance, on the Company’s view thereof. These no-action positions were and are issued in accordance with factual situations that may be substantially different from the factual situations the Company may face and a number of these no-action positions related to Section 3(c)(5)(C) were issued more than twenty years ago. In August 2011, the SEC issued a concept release in which it asked for comments on various aspects of Section 3(c)(5)(C) and accordingly, the SEC or its staff may issue further guidance in the future. Future revisions to the Investment Company Act or further guidance from the SEC or its staff may force the Company to re-evaluate the Company’s portfolio and the Company’s investment strategy.

The loss of the Company’s Investment Company Act exemption could require the Company to register as an investment company or substantially change the way the Company conducts its business, either of which may have an adverse effect on the Company and the market price of the Company’s common stock.

On August 31, 2011, the SEC published a concept release (Release No. 29778, File No. S7-34-11, Companies Engaged in the Business of Acquiring Mortgages and Mortgage Related Instruments), pursuant to which the SEC stated that it and its staff were reviewing whether certain companies that invest in mortgage-backed securities and rely on the exclusion from registration under Section 3(c)(5)(C) of the Investment Company Act, related to such investment activity (which may include one or more of the Company’s direct subsidiaries), should continue to be allowed to rely on such an exclusion from registration. Although the SEC has not taken formal action related to this release since its publication, if the SEC or its staff takes action with respect to this exclusion, any changes could mean that certain of the Company’s subsidiaries could no longer rely on the Section 3(c)(5)(C) exclusion and would have to rely on Section 3(c)(1) or 3(c)(7), which would mean that the Company’s investment in those subsidiaries would be investment securities and also may not qualify as “good” holdings for the purposes of the Section 3(c)(6) exclusion. This could result in the Company’s failure to maintain the Company’s exclusion from registration as an investment company.

If the Company fails to maintain an exclusion from registration as an investment company, either because of SEC interpretational changes or otherwise, the Company could, among other things, be required either: (i) to substantially change the manner in which the Company conducts its operations to avoid being required to register as an investment company; or (ii) to register as an investment company, either of which could have an adverse effect on the Company. If the Company is required to register as an investment company under the Investment Company Act, the Company would become subject to substantial regulation with respect to the Company’s capital structure (including its ability to use leverage), management, operations, transactions with affiliated persons (as defined in the Investment Company Act), portfolio composition, including restrictions with respect to diversification and industry concentration and other matters.

The recently adopted SEC standard of conduct for investment professionals and proposed state legislation or regulations could impact the Company’s ability to raise capital.

On June 5, 2019, the SEC adopted “Regulation Best Interest: The Broker-Dealer Standard of Conduct,” a package of rulemakings and interpretations that address customers’ relationships with investment advisers and broker-dealers under the Securities Exchange Act of 1934, as amended, that includes: (i) the requirement, commencing on June 30, 2020, that broker-dealers refrain from putting the financial or other interests of the broker-dealer ahead of the retail customer, (ii) a new disclosure document, the client relationship summary, or Form CRS, which will be required commencing on June 30, 2020, and will require both investment advisers and broker-dealers to provide disclosure highlighting details about their services and fee structures, as well as conflicts of interest and disciplinary history, (iii) guidance restating and clarifying the SEC’s view on the fiduciary duty owed by investment advisors to clients under Section 206 of the Investment Advisers Act of 1940, as amended, and (iv) guidance clarifying the SEC’s view as to the ability of a broker-dealer to provide advice that is “solely incidental” to its transaction execution services without being required to register as an investment advisor. As part of their duty of care, broker-dealers may have a general obligation to evaluate a variety of products before making their recommendations.

In addition, several states, including Maryland, Nevada, New Jersey, and Massachusetts, have passed laws or proposed regulations requiring investment advisers, broker-dealers and/or agents to disclose conflicts of interest to clients or to meet standards that their advice be in the customer’s best interest. These recent developments could result in additional requirements imposed on such persons related to the marketing of the Company’s shares.

While the Company continues to monitor and evaluate the various proposals, the Company cannot predict what other proposals may be made, what legislation or regulation may be introduced or become law. Therefore, until such time as final rules or laws are in place, the potential impact on the marketing of the Company’s shares through the impacted channels is uncertain.

Plan fiduciaries and the beneficial owners of IRAs are urged to consult with their own advisors regarding the impact that Regulation Best Interest may have on purchasing and holding Interests. Regulation Best Interest or any other legislation or regulations that may be introduced or become law in the future could have negative implications on the Company’s ability to raise capital.

Compliance with the SEC’s Regulation Best Interest by participating broker-dealers may negatively impact the Company’s ability to raise capital in the Follow-On Offering, which would harm the Company’s ability to achieve the Company’s investment objectives.

Commencing June 30, 2020, broker-dealers must comply with Regulation Best Interest, which, among other requirements, establishes a new standard of conduct for broker-dealers and their associated persons when making a recommendation of any securities transaction or investment strategy involving securities to a retail customer. The impact of Regulation Best Interest on participating broker-dealers cannot be determined at this time, and it may negatively impact whether participating broker-dealers and their associated persons recommend this Follow-On Offering to certain retail customers. If Regulation Best Interest reduces the Company’s ability to raise capital in this Follow-On Offering, it would harm the Company’s ability to create a diversified portfolio of investments and ability to achieve the Company’s investment objectives.

The Company’s stockholders will have limited control over changes in the Company’s policies and operations, which increases the uncertainty and risks they face as a stockholder.

The Company’s board of directors determines the Company’s major policies, including the Company’s policies regarding financing, growth, debt capitalization, REIT qualification and distributions. The Company’s board of directors may amend or revise these and other policies without a vote of the stockholders. Under Maryland General Corporation Law and the Company’s charter, the Company’s stockholders have a right to vote only on the following limited matters:

•	the election or removal of directors;

•

the amendment of the Company’s charter, except that the Company’s board of directors may amend the Company’s charter without stockholder approval to (a) increase or decrease the aggregate number of the Company’s shares of stock or the number of shares of stock of any class or series that the Company has the authority to issue, (b) effect certain reverse stock splits, and (c) change the Company’s name or the name or other designation or the par value of any class or series of the Company’s stock and the aggregate par value of the Company’s stock;

•	the Company’s liquidation or dissolution;
•	the Company’s conversion;
•	statutory share exchanges;
•	certain reorganizations of the Company, as provided in the Company’s charter; and
•	certain mergers, consolidations or sales or other dispositions of all or substantially all the Company’s assets, as provided in the Company’s charter.

The Company’s board’s broad discretion in setting policies and the Company’s stockholders’ inability to exert control over those policies increases the uncertainty and risks the Company’s stockholders face.

If the Company does not successfully implement a liquidity transaction, the Company’s stockholders may have to hold their investment for an indefinite period.

The Company’s charter does not require the Company’s board of directors to pursue a transaction providing liquidity to the Company’s stockholders. If the Company’s board of directors determines to pursue a liquidity transaction, the Company would be under no obligation to conclude the process within a set time. If the Company adopts a plan of liquidation and/or sale, the timing of the sale of assets will depend on real estate and financial markets, economic conditions in areas in which the Company’s investments are located and federal income tax effects on the Company’s stockholders that may prevail in the future. The Company cannot guarantee that the Company will be able to liquidate all of the Company’s assets on favorable terms, if at all. In addition, the Company is not restricted from effecting a liquidity transaction with a company affiliated with Cantor, which may result in certain conflicts of interest. After the Company adopts a plan of liquidation and/or sale, the Company would likely remain in existence until all the Company’s investments are liquidated. If the Company does not pursue a liquidity transaction or delay such a transaction due to market conditions, the Company’s common stock may continue to be illiquid and the Company’s stockholders may, for an indefinite period of time, be unable to convert their shares to cash easily, if at all, and could suffer losses on their investment in the Company’s shares.

The Company’s charter includes a provision that may discourage a stockholder from launching a tender offer for the Company’s shares.

The Company’s charter provides that any tender offer made by a person, including any “mini-tender” offer, must comply with most provisions of Regulation 14D of the Securities Exchange Act of 1934, as amended. The offeror must provide the Company notice of such tender offer at least 10 business days before initiating the tender offer. If the offeror does not comply with these requirements, no person may transfer any shares held by such person to the offeror without first offering the shares to the Company at the tender offer price offered in such tender offer. In addition, the noncomplying offeror person shall be responsible for all of the Company’s expenses in connection with that offeror’s noncompliance. This provision of the Company’s charter may discourage a person from initiating a tender offer for the Company’s shares and prevent the Company’s stockholders from receiving a premium price for their shares in such a transaction.

Federal Income Tax Risks

If the Company fails to qualify as a REIT, the Company’s operations and the Company’s ability to pay distributions to the Company’s stockholders would be adversely impacted.

The Company has elected and qualified to be taxed as a REIT for U.S. federal income tax purposes beginning with the taxable year ending on December 31, 2017. The Company has received the opinion of the Company’s U.S. federal income tax counsel, Greenberg Traurig, LLP, in connection with the Follow-On Offering and with respect to the Company’s qualification as a REIT, although the Company does not intend to request a ruling from the Internal Revenue Service as to the Company’s REIT status. The opinion of Greenberg Traurig, LLP represents only the view of the Company’s counsel based on the Company’s counsel’s review and analysis of existing law and on certain representations as to factual matters and covenants made by the Company, including representations relating to the values of the Company’s assets and the sources of the Company’s income and is not binding on the Internal Revenue Service or any court. Greenberg Traurig, LLP has no obligation to advise the Company or the holders of the Company’s common stock of any subsequent change in the matters stated, represented or assumed in its opinion or of any subsequent change in applicable law. Furthermore, both the validity of the opinion of Greenberg Traurig, LLP and the Company’s qualification as a REIT will depend on the Company’s satisfaction of numerous requirements (some on an annual and quarterly basis) established under highly technical and complex provisions of the Code, for which there are only limited judicial or administrative interpretations, and involves the determination of various factual matters and circumstances not entirely within the Company’s control. The complexity of these provisions and of the applicable income tax regulations that have been promulgated under the Code is greater in the case of a REIT that holds its assets through a partnership, as the Company does. Moreover, no assurance can be given that legislation, new regulations, administrative interpretations or court decisions will not change the tax laws with respect to qualification as a REIT or the U.S. federal income tax consequences of that qualification.

If the Company were to fail to qualify as a REIT in any taxable year:

•	the Company would not be allowed to deduct the Company’s distributions to the Company’s stockholders when computing the Company’s taxable income;
•	the Company would be subject to federal income tax (including any applicable alternative minimum tax) on the Company’s taxable income at regular corporate rates;
•

the Company would be disqualified from being taxed as a REIT for the four taxable years following the year during which qualification was lost, unless entitled to relief under certain statutory provisions;

•	the Company’s cash available for distribution would be reduced and the Company would have less cash to distribute to the Company’s stockholders; and
•

the Company might be required to borrow additional funds or sell some of the Company’s assets in order to pay corporate tax obligations the Company may incur as a result of the Company’s disqualification.

The Company’s stockholders may have current tax liability on distributions they elect to reinvest in the Company’s common stock.

If the Company’s stockholders participate in the Company’s DRP, they will be deemed to have received, and for income tax purposes will be taxed on, the amount reinvested in shares of the Company’s common stock to the extent the amount reinvested was not a tax-free return of capital. In addition, they will be treated for tax purposes as having received an additional distribution to the extent the shares are purchased at a discount to fair market value, if any. As a result, unless stockholders are a tax-exempt entity, they may have to use funds from other sources to pay their tax liability on the value of the shares of common stock received.

Even if the Company qualifies as a REIT for federal income tax purposes, the Company may be subject to other tax liabilities that reduce the Company’s cash flow and the Company’s ability to make distributions.

Even if the Company qualifies as a REIT for federal income tax purposes, the Company may be subject to some federal, state and local taxes on the Company’s income or property. For example:

•

In order to qualify as a REIT, the Company must distribute annually at least 90% of the Company’s REIT taxable income to the Company’s stockholders (which is determined without regard to the dividends paid deduction or net capital gain). To the extent that the Company satisfies the distribution requirement but distribute less than 100% of the Company’s REIT taxable income, the Company will be subject to federal corporate income tax on the undistributed income.

•

The Company will be subject to a 4% nondeductible excise tax on the amount, if any, by which distributions the Company pays in any calendar year are less than the sum of 85% of the Company’s ordinary income, 95% of the Company’s capital gain net income and 100% of the Company’s undistributed income from prior years.

•

If the Company elects to treat property that the Company acquires in connection with a foreclosure of a mortgage loan or certain leasehold terminations as “foreclosure property,” the Company may avoid the 100% tax on the gain from a resale of that property but the income from the sale or operation of that property may be subject to corporate income tax at the highest applicable rate.

•

If the Company sells an asset, other than foreclosure property, that the Company holds primarily for sale to customers in the ordinary course of business, the Company’s gain would be subject to the 100% “prohibited transaction” tax unless such sale were made by one of the Company’s taxable REIT subsidiaries.

The Company’s investments in debt instruments may cause the Company to recognize taxable income in excess of cash received related to that income for federal income tax purposes even though no cash payments have been received on the debt instruments.

It is expected that the Company may acquire debt instruments in the secondary market for less than their face amount. The amount of such discount will generally be treated as “market discount” for federal income tax purposes. The Company may acquire distressed debt investments that are subsequently modified by agreement with the borrower. If the amendments to the outstanding debt are “significant modifications” under the applicable Treasury regulations, the modified debt may be considered to have been reissued to the Company in a debt-for-debt exchange with the borrower. This deemed reissuance may prevent the modified debt from qualifying as a good REIT asset if the underlying security has declined in value, and could cause the Company to recognize taxable income in excess of cash received related to that income.

In general, the Company will be required to accrue original issue discount on a debt instrument as taxable income in accordance with applicable federal income tax rules even though no cash payments may be received on such debt instrument.

In the event a borrower with respect to a particular debt instrument encounters financial difficulty rendering it unable to pay stated interest as due, the Company may nonetheless be required to continue to recognize the unpaid interest as taxable income. Similarly, the Company may be required to accrue interest income with respect to subordinate residential and commercial mortgage-backed securities at the stated rate regardless of when their corresponding cash payments are received.

As a result of these factors, there is a significant risk that the Company may recognize substantial taxable income in excess of cash available for distribution. In that event, the Company may need to borrow funds or take other action to satisfy the REIT distribution requirements for the taxable year in which the Company recognizes taxable income in excess of cash received related to that income is recognized.

REIT distribution requirements could adversely affect the Company’s ability to execute the Company’s business plan.

The Company generally must distribute annually at least 90% of the Company’s REIT taxable income, subject to certain adjustments and excluding any net capital gain, in order for federal corporate income tax not to apply to earnings that the Company distributes. To the extent that the Company satisfies this distribution requirement, but distribute less than 100% of the Company’s REIT taxable income, the Company will be subject to federal corporate income tax on the Company’s undistributed REIT taxable income. In addition, the Company will be subject to a 4% nondeductible excise tax if the actual amount that the Company pay out to the Company’s stockholders in a calendar year is less than a minimum amount specified under federal tax laws. The Company intends to make distributions to the Company’s stockholders to comply with the REIT requirements of the Internal Revenue Code.

From time to time, the Company may generate taxable income greater than the Company’s taxable income for financial reporting purposes, or the Company’s taxable income may be greater than the Company’s cash flow available for distribution to stockholders (for example, where a borrower defers the payment of interest in cash pursuant to a contractual right or otherwise).

If the Company does not have other funds available in these situations the Company could be required to borrow funds, sell investments at disadvantageous prices or find another alternative source of funds to make distributions sufficient to enable the Company to pay out enough of the Company’s taxable income to satisfy the REIT distribution requirements and to avoid corporate income tax and the 4% excise tax in a particular year. These alternatives could increase the Company’s costs or reduce the Company’s equity. Thus, compliance with the REIT requirements may hinder the Company’s ability to operate solely on the basis of maximizing profits.

To maintain the Company’s REIT status, the Company may be forced to forego otherwise attractive business or investment opportunities, which may delay or hinder the Company’s ability to meet the Company’s investment objectives and reduce the Company’s stockholders’ overall return.

To qualify as a REIT, the Company must satisfy certain tests on an ongoing basis concerning, among other things, the sources of the Company’s income, nature of the Company’s assets and the amounts the Company distributes to the Company’s stockholders. The Company may be required to make distributions to stockholders at times when it would be more advantageous to reinvest cash in the Company’s business or when the Company does not have funds readily available for distribution. Compliance with the REIT requirements may hinder the Company’s ability to operate solely on the basis of maximizing profits and the value of the Company’s stockholders’ investment.

Potential characterization of distributions or gain on sale may be treated as unrelated business taxable income to tax-exempt investors.

If (i) all or a portion of the Company’s assets are subject to the rules relating to taxable mortgage pools, (ii) the Company is a “pension-held REIT,” (iii) a tax-exempt stockholder has incurred debt to purchase or hold the Company’s common stock, or (iv) the residual Real Estate Mortgage Investment Conduit interests, or REMICs, the Company buys (if any) generate “excess inclusion income,” then a portion of the distributions to and, in the case of a stockholder described in clause (iii), gains realized on the sale of common stock by such tax-exempt stockholder may be subject to federal income tax as unrelated business taxable income under the Internal Revenue Code.

The “taxable mortgage pool” rules may increase the taxes that the Company or the Company’s stockholders incur and may limit the manner in which the Company conducts securitizations or financing arrangements.

The Company may be deemed to be itself or make investments in entities that own or are themselves deemed to be taxable mortgage pools. As a REIT, provided that the Company owns 100% of the equity interests in a taxable mortgage pool, the Company generally would not be adversely affected by the characterization of the securitization as a taxable mortgage pool. Certain categories of stockholders, however, such as foreign stockholders eligible for treaty or other benefits, stockholders with net operating losses, and certain tax-exempt stockholders that are subject to unrelated business income tax, could be subject to increased taxes on a portion of their dividend income from the Company that is attributable to the taxable mortgage pool. In addition, to the extent that the Company’s stock is owned by tax-exempt “disqualified organizations,” such as certain government-related entities that are not subject to tax on unrelated business income, the Company will incur a corporate-level tax on a portion of the Company’s income from the taxable mortgage pool. In that case, the Company is authorized to reduce and intend to reduce the amount of the Company’s distributions to any disqualified organization whose stock ownership gave rise to the tax by the amount of such tax paid by the Company that is attributable to such stockholder’s ownership.

Similarly, certain of the Company’s securitizations or other borrowings could be considered to result in the creation of a taxable mortgage pool for federal income tax purposes. The Company intends to structure the Company’s securitization and financing arrangements as to not create a taxable mortgage pool. However, if the Company has borrowings with two or more maturities and (i) those borrowings are secured by mortgages or residential or commercial mortgage-backed securities and (ii) the payments made on the borrowings are related to the payments received on the underlying assets, then the borrowings and the pool of mortgages or residential or commercial mortgage-backed securities to which such borrowings relate may be classified as a taxable mortgage pool under the Internal Revenue Code. If any part of the Company’s investments were to be treated as a taxable mortgage pool, then the Company’s REIT status would not be impaired, provided the Company owns 100% of such entity, but a portion of the taxable income the Company recognizes may be characterized as “excess inclusion” income and allocated among the Company’s stockholders to the extent of and generally in proportion to the distributions the Company makes to each stockholder. Any excess inclusion income would:

•	not be allowed to be offset by a stockholder’s net operating losses;
•	be subject to a tax as unrelated business income if a stockholder were a tax-exempt stockholder;
•

be subject to the application of federal income tax withholding at the maximum rate (without reduction for any otherwise applicable income tax treaty) with respect to amounts allocable to foreign stockholders; and

•

be taxable (at the highest corporate tax rate) to the Company, rather than to the Company’s stockholders, to the extent the excess inclusion income relates to stock held by disqualified organizations (generally, tax-exempt companies not subject to tax on unrelated business income, including governmental organizations).

The failure of a mezzanine loan to qualify as a real estate asset could adversely affect the Company’s ability to qualify as a REIT.

The Internal Revenue Service has issued Revenue Procedure 2003-65, which provides a safe harbor pursuant to which a mezzanine loan that is secured by interests in a pass-through entity will be treated by the Internal Revenue Service as a real estate asset for purposes of the REIT tests, and interest derived from such loan will be treated as qualifying mortgage interest for purposes of the REIT 75% income test. Although the Revenue Procedure provides a safe harbor on which taxpayers may rely, it does not prescribe rules of substantive tax law. The Company intends to make investments in loans secured by interests in pass-through entities in a manner that complies with the various requirements applicable to the Company’s qualification as a REIT. To the extent, however, that any such loans do not satisfy all of the requirements for reliance on the safe harbor set forth in the Revenue Procedure, there can be no assurance that the Internal Revenue Service will not challenge the tax treatment of such loans, which could jeopardize the Company’s ability to qualify as a REIT.

The tax on prohibited transactions will limit the Company’s ability to engage in transactions, including certain methods of securitizing mortgage loans, that would be treated as sales for federal income tax purposes.

A REIT’s net income from prohibited transactions is subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of assets, other than foreclosure property, deemed held primarily for sale to customers in the ordinary course of business. The Company might be subject to this tax if the Company were to dispose of or securitize loans in a manner that was treated as a sale of the loans for federal income tax purposes. Therefore, in order to avoid the prohibited transactions tax, the Company may choose not to engage in certain sales of loans at the REIT level, and may limit the structures the Company utilizes for the Company’s securitization transactions, even though the sales or structures might otherwise be beneficial to the Company.

It may be possible to reduce the impact of the prohibited transaction tax by conducting certain activities through taxable REIT subsidiaries. However, to the extent that the Company engages in such activities through taxable REIT subsidiaries, the income associated with such activities may be subject to full corporate income tax.

Complying with REIT requirements may force the Company to liquidate otherwise attractive investments.

To qualify as a REIT, the Company must ensure that at the end of each calendar quarter, at least 75% of the value of the Company’s assets consists of cash, cash items, government securities and qualified REIT real estate assets, including certain mortgage loans and residential and commercial mortgage-backed securities. The remainder of the Company’s investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of the Company’s assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, and no more than 20% of the value of the Company’s total assets can be represented by securities of one or more taxable REIT subsidiaries. If the Company fails to comply with these requirements at the end of any calendar quarter, the Company must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing the Company’s REIT qualification and suffering adverse tax consequences. As a result, the Company may be required to liquidate from the Company’s portfolio otherwise attractive investments. These actions could have the effect of reducing the Company’s income and amounts available for distribution to the Company’s stockholders.

Liquidation of assets may jeopardize the Company’s REIT qualification.

To qualify as a REIT, the Company must comply with requirements regarding the Company’s assets and the Company’s sources of income. If the Company is compelled to liquidate the Company’s investments to repay obligations to the Company’s lenders, the Company may be unable to comply with these requirements, ultimately jeopardizing the Company’s qualification as a REIT, or the Company may be subject to a 100% tax on any resultant gain if the Company sells assets that are treated as dealer property or inventory.

Characterization of any repurchase agreements the Company enters into to finance the Company’s investments as sales for tax purposes rather than as secured lending transactions would adversely affect the Company’s ability to qualify as a REIT.

The Company may enter into repurchase agreements with a variety of counterparties to achieve the Company’s desired amount of leverage for the assets in which the Company invests. When the Company enters into a repurchase agreement, the Company generally sell assets to the Company’s counterparty to the agreement and receive cash from the counterparty. The counterparty is obligated to resell the assets back to the Company at the end of the term of the transaction. The Company believes that for federal income tax purposes the Company will be treated as the owner of the assets that are the subject of repurchase agreements and that the repurchase agreements will be treated as secured lending transactions notwithstanding that such agreement may transfer record ownership of the assets to the counterparty during the term of the agreement. It is possible, however, that the Internal Revenue Service could successfully assert that the Company did not own these assets during the term of the repurchase agreements, in which case the Company could fail to qualify as a REIT if tax ownership of these assets was necessary for the Company to meet the income and/or asset tests discussed in “Federal Income Tax Considerations—Taxation of Cantor Fitzgerald Income Trust, Inc.”

Complying with REIT requirements may limit the Company’s ability to hedge effectively.

The REIT provisions of the Internal Revenue Code may limit the Company’s ability to hedge the Company’s assets and operations. Under these provisions, any income that the Company generates from transactions intended to hedge the Company’s interest rate, inflation and/or currency risks will be excluded from gross income for purposes of the REIT 75% and 95% gross income tests if the instrument hedges (i) interest rate risk on liabilities incurred to carry or acquire real estate or (ii) risk of currency fluctuations with respect to any item of income or gain that would be qualifying income under the REIT 75% or 95% gross income tests, and such instrument is properly identified under applicable Treasury Regulations. Income from hedging transactions that do not meet these requirements will generally constitute nonqualifying income for purposes of both the REIT 75% and 95% gross income tests. As a result of these rules, the Company may have to limit the Company’s use of hedging techniques that might otherwise be advantageous, which could result in greater risks associated with interest rate or other changes than the Company would otherwise incur.

Ownership limitations may restrict change of control or business combination opportunities in which the Company’s stockholders might receive a premium for their shares.

In order for the Company to qualify as a REIT, no more than 50% in value of the Company’s outstanding capital stock may be owned, directly or indirectly, by five or fewer individuals during the last half of any calendar year. “Individuals” for this purpose include natural persons, and some entities such as private foundations. To preserve the Company’s REIT qualification, the Company’s charter generally prohibits any person from directly or indirectly owning more than 9.8% in value of the Company’s outstanding stock or more than 9.8% in value or number of shares, whichever is more restrictive, of the Company’s outstanding common stock. This ownership limitation could have the effect of discouraging a takeover or other transaction in which holders of the Company’s common stock might receive a premium for their shares over the then prevailing market price or which holders might believe to be otherwise in their best interests.

The Company’s ownership of and relationship with the Company’s taxable REIT subsidiaries will be limited and a failure to comply with the limits would jeopardize the Company’s REIT status and may result in the application of a 100% excise tax.

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

The Company’s ability to deduct business interest paid or accrued may be limited.

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

If the Company determines that the Company would be negatively impacted by this rule and provided that the Company qualifies as a “real property trade or business,” an election could be made to permit the Company to deduct 100% of the interest expense. If such an election is made, the electing “real property trade or business” is thereafter required to use the less favorable alternative depreciation system to depreciate real property used in its trade or business.  Under the TCJA, the alternative depreciation system lives are as follows: 30 years for residential real property (previously 40 years), 40 years for non-residential property (no change), and 20 years for qualified improvement property (previously 40 years).  For this purpose, a “real estate trade or business” is any real property development, redevelopment, construction, reconstruction, acquisition, conversion, rental, operation, management, leasing, or brokerage trade or business. The Company believes that the Company would qualify as a “real property trade or business”, however, the Company will not seek a tax opinion of guidance from the IRS with respect to this determination.  There is no statutory provision or other authority grandfathering existing debt from this limitation.

The Company may be subject to adverse legislative or regulatory tax changes.

At any time, the federal income tax laws or regulations governing REITs or the administrative interpretations of those laws or regulations may be amended. The Company cannot predict when or if any new federal income tax law, regulation or administrative interpretation, or any amendment to any existing federal income tax law, regulation or administrative interpretation, will be adopted, promulgated or become effective and any such law, regulation or interpretation may take effect retroactively. The Company and the Company’s stockholders could be adversely affected by any such change in, or any new, federal income tax law, regulation or administrative interpretation.

Dividends payable by REITs do not qualify for the reduced tax rates but may be eligible for a 20% deduction if received by an individual.

Legislation enacted in 2003 and modified in 2005, 2010 and 2013 generally reduces the maximum tax rate for dividends payable to certain shareholders who are domestic individuals, trusts and estates to 20%. Dividends payable by REITs, however, are generally not eligible for the reduced rates. Although this legislation does not adversely affect the taxation of REITs or dividends paid by REITs, the more favorable rates applicable to regular corporate dividends could cause certain investors to perceive investments in REITs to be relatively less attractive than investments in stock of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including the Company’s common stock. Notwithstanding the foregoing, however, effective January 1, 2018, ordinary income dividends of a REIT (excluding distributions traceable to the dividends paid by a TRS of such REIT), are generally eligible for a 20% deduction from the taxable income of an individual including such dividends in their net taxable income.

Retirement Plan Risks

If the fiduciary of an employee benefit plan subject to ERISA (such as a profit sharing, Section 401(k) or pension plan) or an owner of a retirement arrangement subject to Section 4975 of the Internal Revenue Code (such as an IRA) fails to meet the fiduciary and other standards under ERISA or the Internal Revenue Code as a result of an investment in the Company’s stock, the fiduciary could be subject to penalties and other sanctions.

There are special considerations that apply to employee benefit plans subject to ERISA (such as profit sharing, Section 401(k) or pension plans) and other retirement plans or accounts subject to Section 4975 of the Internal Revenue Code (such as an IRA) that are investing in the Company’s shares. Fiduciaries and IRA owners investing the assets of such a plan or account in the Company’s common stock should satisfy themselves that:

•	the investment is consistent with their fiduciary and other obligations under ERISA and the Internal Revenue Code;
•	the investment is made in accordance with the documents and instruments governing the plan or IRA, including the plan’s or account’s investment policy;
•	the investment satisfies the prudence and diversification requirements of Sections 404(a)(1)(B) and 404(a)(1)(C) of ERISA and other applicable provisions of ERISA and the Internal Revenue Code;
•	the investment in the Company’s shares, for which no public market currently exists, is consistent with the liquidity needs of the plan or IRA;
•	the investment will not produce an unacceptable amount of “unrelated business taxable income” for the plan or IRA;
•	the Company’s stockholders will be able to comply with the requirements under ERISA and the Internal Revenue Code to value the assets of the plan or IRA annually; and
•	the investment will not constitute a prohibited transaction under Section 406 of ERISA or Section 4975 of the Internal Revenue Code.

With respect to the annual valuation requirements described above, the Company will provide a NAV per share for each class of the Company’s stock on a monthly basis. The Company can make no claim whether such NAV per share will or will not satisfy the applicable annual valuation requirements under ERISA and the Internal Revenue Code. The Department of Labor or the Internal Revenue Service may determine that a plan fiduciary or an IRA custodian is required to take further steps to determine the value of the Company’s common stock. In the absence of an appropriate determination of value, a plan fiduciary or an IRA custodian may be subject to damages, penalties or other sanctions.

Failure to satisfy the fiduciary standards of conduct and other applicable requirements of ERISA and the Internal Revenue Code may result in the imposition of civil and criminal penalties and could subject the fiduciary to claims for damages or for equitable remedies, including liability for investment losses. In addition, if an investment in the Company’s shares constitutes a prohibited transaction under ERISA or the Internal Revenue Code, the fiduciary or IRA owner who authorized or directed the investment may be subject to the imposition of excise taxes with respect to the amount invested. In addition, the investment transaction must be undone. In the case of a prohibited transaction involving an IRA owner, the IRA may be disqualified as a tax-exempt account and all of the assets of the IRA may be deemed distributed and subjected to tax. ERISA plan fiduciaries and IRA owners should consult with counsel before making an investment in the Company’s common stock.

General Risks

Liability for uninsured losses could adversely affect the Company’s financial condition.

Losses from disaster-type occurrences (such as wars, terrorist activities, floods or earthquakes) may be either uninsurable or not insurable on economically viable terms. Should an uninsured loss or a loss in excess of the limits of the Company’s insurance occur, the Company could lose the Company’s capital investment and/or anticipated profits and cash flow from one or more investments, which in turn could cause the value of the shares and distributions to the Company’s stockholders to be reduced.

Failure to procure adequate capital and funding would negatively impact the Company’s results and may, in turn, negatively affect the Company’s ability to make distributions to the Company’s stockholders.

The Company will depend upon the availability of adequate funding and capital for the Company’s operations. The failure to secure acceptable financing could reduce the Company’s taxable income, as the Company’s investments would no longer generate the same level of net income due to the lack of funding or increase in funding costs. A reduction in the Company’s net income could reduce the Company’s liquidity and the Company’s ability to make distributions to the Company’s stockholders. The Company cannot assure the Company’s stockholders that any, or sufficient, funding or capital will be available to the Company in the future on terms that are acceptable to the Company. Therefore, in the event that the Company cannot obtain sufficient funding on acceptable terms, there may be a negative impact on the Company’s ability to make distributions.

Defects or disruptions in the Company’s technology or services could diminish demand for the Company’s products and service and subject the Company to liability.

Because the Company’s technology, products and services are complex and use or incorporate a variety of computer hardware, software and databases, both developed in-house and acquired from third-party vendors, the Company’s technology, products and services may have errors or defects. Errors and defects could result in unanticipated downtime or failure, and could cause financial loss and harm to the Company’s reputation and the Company’s business.

If the Company experiences computer systems failures or capacity constraints, the Company’s ability to conduct the Company’s business operations could be materially harmed.

If the Company experiences computer systems failures or capacity constraints, the Company’s ability to conduct the Company’s business operations could be harmed. The Company supports and maintains many of the Company’s computer systems and networks internally. The Company’s failure to monitor or maintain these systems and networks or, if necessary, to find a replacement for this technology in a timely and cost-effective manner, could have a material adverse effect on the Company’s business, financial condition, results of operations and prospects.

Although all of the Company’s business critical systems have been designed and implemented with fault tolerant and/or redundant clustered hardware and diversely routed network connectivity, the Company’s redundant systems or disaster recovery plans may prove to be inadequate. The Company may be subject to system failures and outages that might impact the Company’s revenues and relationships with clients. In addition, the Company will be subject to risk in the event that systems of the Company’s clients, business partners, vendors and other third parties are subject to failures and outages.

The Company relies on third-party service providers for certain aspects of the Company’s business, including for certain information systems, stockholder services, technology and administration. The Company’s systems, or those of the Company’s third-party providers, may fail or operate slowly, causing one or more of the following, which may not in all cases be covered by insurance:

•	unanticipated disruptions in service to the Company’s clients;

•	slower response times;

•	financial losses;

•	litigation or other client claims; and

•	regulatory actions.

The Company may experience additional systems failures in the future from power or telecommunications failures, acts of God or war, weather-related events, terrorist attacks, human error, natural disasters, fire, power loss, sabotage, cyber-attacks, hardware or software malfunctions or defects, computer viruses, intentional acts of vandalism and similar events. Any system failure that causes an interruption in service or decreases the responsiveness of the Company’s service could damage the Company’s reputation, business and brand name.

Malicious cyber-attacks and other adverse events affecting the Company’s operational systems or infrastructure, or those of third parties, could disrupt the Company’s business, result in the disclosure of confidential information, damage the Company’s reputation and cause losses or regulatory penalties.

Developing and maintaining the Company’s operational systems and infrastructure is challenging, particularly as a result of rapidly evolving legal and regulatory requirements and technological shifts. The Company’s financial, accounting, data processing or other operating and compliance systems and facilities may fail to operate properly or become disabled as a result of events that are wholly or partially beyond the Company’s control, such as a malicious cyber-attack or other adverse events, which may adversely affect the Company’s ability to provide services.

In addition, the Company’s operations rely on the secure processing, storage and transmission of confidential and other information on the Company’s computer systems and networks. Although the Company takes protective measures such as software programs, firewalls and similar technology, to maintain the confidentiality, integrity and availability of the Company’s and the Company’s clients’ information, and endeavor to modify these protective measures as circumstances warrant, the nature of cyber threats continues to evolve. As a result, the Company’s computer systems, software and networks may be vulnerable to unauthorized access, loss or destruction of data (including confidential client information), account takeovers, unavailability or disruption of service, computer viruses, acts of vandalism, or other malicious code, cyber-attack and other adverse events that could have an adverse security impact. Despite the defensive measures the Company has taken, these threats may come from external factors such as governments, organized crime, hackers, and other third parties such as outsource or infrastructure-support providers and application developers, or may originate internally from within the Company.

The Company also faces the risk of operational disruption, failure, termination or capacity constraints of any of the third parties that facilitate the Company’s business activities. Such parties could also be the source of a cyber-attack on or breach of the Company’s operational systems, data or infrastructure.

There have been an increasing number of cyber-attacks in recent years in various industries, and cyber-security risk management has been the subject of increasing focus by the Company’s regulators. If one or more cyber-attacks occur, it could potentially jeopardize the confidential, proprietary and other information processed and stored in, and transmitted through, the Company’s computer systems and networks, or otherwise cause interruptions or malfunctions in the Company, as well as the Company’s clients’ or other third parties’, operations, which could result in reputational damage, financial losses and/or client dissatisfaction, which may not in all cases be covered by insurance. Any such cyber incidents involving the Company’s computer systems and networks, or those of third parties important to the Company’s business, could have a material adverse effect on the Company’s business, financial condition, results of operations and prospects.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Investments in Real Property

For an overview of the Company’s real estate investments, see Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Portfolio Information.”

Principal Executive Offices

The Company’s principal executive and administrative offices are located in leased space at 110 East 59th Street, New York, New York 10022. The Company considers these facilities to be suitable and adequate for the management and operations of the Company’s business.

Item 3. Legal Proceedings.

From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business. As of December 31, 2020, the Company was not involved in any material legal proceedings.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

As of March 23, 2021, the Company had approximately 6,826,884 shares of common stock outstanding, held by a total of 3,155 stockholders of record. There is no established trading market for the Company’s common stock. Therefore, there is a risk that a stockholder may not be able to sell the Company’s stock at a time or price acceptable to the stockholder, or at all. Unless and until the Company’s shares are listed on a national securities exchange, the Company does not expect that a public market for the shares will develop.

On October 17, 2016, the Company filed a registration statement with the SEC on Form S-11 in connection with the Initial Offering of up to $1.25 billion in shares of common stock, consisting of up to $1.0 billion in shares in its Primary Offering and up to $250 million in shares pursuant to its DRP. The registration statement was subsequently declared effective by the SEC on March 23, 2017. On May 18, 2017, the Company satisfied the Minimum Offering Requirement for the Initial Offering as a result of CFI’s purchase of $2.0 million in Class IX shares. The Company terminated the Primary Offering effective July 31, 2020, but is continuing to offer up to $50.0 million of common stock pursuant to the DRP. On March 20, 2020, the Company filed a registration statement on Form S-11 with the SEC for the Follow-On Offering. The Follow-On Offering was declared effective by the SEC in August 2020. In the Follow-On Offering, the Company is offering up to $1 billion in shares of common stock in a primary offering on a best efforts basis and $250 million in shares of common stock to be issued pursuant to the DRP.

Prior to the commencement of the Follow-On Offering, the Company determined its NAV as of the end of each quarter. Upon commencement of the Follow-On Offering, the Company started determining its NAV on a monthly basis, beginning with determination of NAV as of July 31, 2020. As of December 31, 2020, the Company’s NAV was $23.88 per Class AX share, Class IX share, Class I share and Class D share, $23.86 per Class TX share, and $23.87 per Class T share and Class S share. The Company is offering shares related to the Follow-On Offering (the “Follow-On Offering Shares”) at the “transaction price,” plus applicable upfront selling commissions and dealer manager fees. The “transaction price” generally will be equal to the most recently determined NAV per share as of the end of the prior month. However, the Company may offer shares at a price that we believe reflects the NAV per share of such stock more appropriately than the prior month’s NAV per share, including by updating a previously disclosed transaction price, in cases where the Company believes there has been a material change (positive or negative) to the Company’s NAV per share since the end of the prior month. Subsequent to December 31, 2020, the Company has determined NAVs per share as of January 31, 2021 and February 28, 2021. As of January 31, 2021, the Company reported NAV of $23.92 per Class AX share, Class IX share, Class I share, $23.91 per Class D share, and $23.90 per Class TX share, Class T share and Class S share. As of February 28, 2021, the Company reported NAV of $24.00 per Class AX share, Class IX share, Class I share and Class D share, $23.98 per Class TX share, Class T share and Class S share. These NAVs per share as of January 31, 2021 and February 28, 2021 were determined in accordance with the Company’s valuation policy and procedures set forth in the Company’s prospectus for the Follow-On Offering. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Net Asset Value” for additional information regarding the Company’s NAV methodology.

The Company’s shares of common stock consist of Class AX shares, Class TX shares, Class IX shares, Class D shares, Class T shares, Class S shares and Class I shares, all of which are collectively referred to herein as shares of common stock. As of December 31, 2020, the Company’s total number of authorized common shares was 400,000,000, consisting of 10,000,000 of Class AX authorized common shares, 5,000,000 of Class TX authorized common shares, 5,000,000 of Class IX authorized common shares, 100,000,000 of Class T authorized common shares, 20,000,000 of Class S authorized common shares, 60,000,000 of Class D authorized common shares, and 200,000,000 of Class I authorized common shares. The Class AX Shares, Class IX Shares, Class I Shares, Class D Shares, Class S Shares, Class T Shares and Class TX Shares have the same voting rights and rights upon liquidation, although distributions are expected to differ due to the distribution fees payable with respect to Class D Shares, Class S Shares, Class T Shares and Class TX Shares, which will reduce distributions to the holders of such classes of shares.

Stockholders

As of March 23, 2021, the Company had sold an aggregate of 6,818,704 shares of its common stock (consisting of 3,455,275 Class AX shares, 1,463,792 Class TX shares, 1,195,971 Class IX shares, 443,006 Class I shares, 143,293 Class T shares, 115,798 Class D shares, 1,569 Class S shares) in the Offerings held by 3,155 stockholders of record.

Distributions

The Company’s board of directors has authorized, and the Company has declared, distributions through August 31, 2020 in an amount equal to $0.004253787, and for the period September 1, 2020 through April 1, 2021 in an amount equal to $0.004234973 per day (or approximately $1.55 on an annual basis) per each share of common stock, less, for holders of certain classes of shares, the distribution fees that are payable with respect to such classes of shares as further described in the applicable prospectus. The distributions were payable by the 5th business day following each month end to stockholders of record at the close of business each day during the prior month.

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

To ensure that the Company has sufficient funds to cover cash distributions authorized and declared during the Initial Offering, the Company and CFI entered into the Distribution Support Agreement. The terms of the agreement provide that in the event that cash distributions exceed modified funds from operations (“MFFO”), defined as a supplemental measure to reflect the operating performance of a non-traded REIT, for any calendar quarter through the termination of the Initial Offering, CFI shall purchase Class IX Shares from the Company in an amount equal to the distribution shortfall, up to $5 million (less the $2.0 million of shares purchased by CFI in order to satisfy the Minimum Offering Requirement). On August 10, 2020, the Company and CFI entered into Second Amended and Restated Distribution Support Agreement (the “Amended Distribution Support Agreement”) to ensure that the Company has a sufficient amount of funds to pay cash distributions to stockholders during the Follow-On Offering. Pursuant to the Amended Distribution Support Agreement, in the event that cash distributions exceed MFFO, CFI will purchase Class I Shares from the Company in the Follow-On Offering in an amount equal to the distribution shortfall, up to $5 million (less the $2.0 million of shares purchased by CFI in order to satisfy the Minimum Offering Requirement and any shares purchased by CFI pursuant to the distribution support agreement in the Initial Offering). In addition to the shares purchased to satisfy the Minimum Offering Requirement, as of December 31, 2020, CFI has purchased $1,132,280 in Class IX shares pursuant to the Distribution Support Agreement. As of December 31, 2020, CFI’s remaining obligation pursuant to the Amended Distribution Support Agreement is limited to $1,867,720.

For the years ended December 31, 2020 and December 31, 2019, the Company has declared distributions of $8,957,447 and $6,654,153, respectively, of which $809,365 and $668,092, respectively, was unpaid as of the respective reporting dates and has been recorded as Distributions payable on the accompanying consolidated balance sheets. All of the unpaid distributions as of December 31, 2020 and December 31, 2019 were paid during January 2021 and January 2020, respectively. For the years ended December 31, 2020, and December 31, 2019, distributions reinvested pursuant to the Company’s DRP were $3,178,135 and $2,234,033 respectively.

The following table provides information regarding distributions declared by the Company for the years ended December 31, 2020 and December 31, 2019.

	Year Ended December 31, 2019	Year Ended December 31, 2020
Distributions
Paid in cash	$3,904,557	$5,205,536
Payable	668,092	809,365
Reinvested in shares	2,081,504	2,942,546
Total distributions	$6,654,153	$8,957,447

Distribution Reinvestment Plan

The Company is offering up to $250 million in shares pursuant to the Company’s DRP at the then current NAV per share amount.  The Company reserves the right to reallocate the shares the Company is offering among the Company’s classes of common stock and between the Follow-On Offering and the Company’s DRP. The Company will not pay any selling commissions, dealer manager fees or distribution fees on shares sold pursuant to the Company’s DRP. The amount available for distributions on all Class TX Shares, Class D shares, Class T shares and Class S shares will be reduced by the amount of distribution fees payable with respect to the Class TX shares, Class D shares, Class T shares and Class S shares issued in the Offerings. All Class TX shares, Class D shares, Class T shares and Class S shares will receive the same per share distributions. The Company may amend or terminate the DRP for any reason at any time upon 10 days’ notice to the participants. The Company may provide notice by including such information (a) in a Current

Report on Form 8-K or in the Company’s annual or quarterly reports, all publicly filed with the SEC or (b) in a separate mailing to the participants. As of December 31, 2020, cumulative distributions reinvested pursuant to the Company’s DRP were $6,464,069.

Sales of Unregistered Securities

During the years ended December 31, 2020, 2020 and 2019 the Company did not complete any sales of unregistered securities.

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

For the period from the commencement of the Initial Offering through December 31, 2020, the Company used proceeds of $118,973,529 to acquire real estate and to purchase interests in real estate-related assets.

Amended and Restated Share Repurchase Program

Stockholders eligible to have their shares repurchased by the Company pursuant to the Amended SRP (as defined below).

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

The table below summarizes the redemption activity for the year ended December 31, 2020:

For the Month Ended	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Redeemed as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Redeemed Under the Plans or Programs(1)
January 31, 2020	17,555	$24.51	17,555	89,665
February 29, 2020	1,852	$24.36	1,852	105,010
March 31, 2020	5,877	$24.72	5,877	101,021
April 30, 2020	8,181	$24.14	8,181	89,939
May 31, 2020	32,378	$23.06	32,378	84,050
June 30, 2020	51,194	$23.26	51,194	70,078
July 31, 2020	1,941	$23.01	1,941	121,819
August 31, 2020	22,344	$23.66	22,344	101,244
September 30, 2020	13,115	$23.76	13,115	110,704
October 31, 2020	25,971	$23.74	25,971	97,859
November 30, 2020	12,179	$23.84	12,179	112,815
December 31, 2020	21,456	$23.95	21,456	104,857
Total	214,043	$23.64	214,043	1,189,061

Note: (1) The Company limits the number of shares that may be redeemed under the program as described above.

During the years ended December 31, 2020 and December 31, 2019, the Company repurchased 214,043 and 48,151 shares, respectively, in the amount of $5,061,011 and $1,197,706, respectively.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

CFI initially invested $200,001 in the Company through the purchase of 8,180 Class AX shares at $24.45 per share. CFI may not sell any of these shares during the period it serves as the Company’s sponsor. Neither the Advisor nor CFI currently has any options or warrants to acquire any of the Company’s shares.

As of December 31, 2020, CFI has invested $4,782,281 in the Company through the purchase of 191,337 shares (8,180 Class AX shares for an aggregate purchase price of $200,001 and 183,157 Class IX shares for an aggregate purchase price of $4,582,280). CFI purchased 125,157 of the Class IX shares in the amount of $3,132,280 pursuant to the Distribution Support Agreement, which provides that in certain circumstances where the Company’s cash distributions exceed the Company’s modified funds from operations, CFI will purchase up to $5.0 million of Class IX shares (including the $2.0 million of shares purchased in order to satisfy the Minimum Offering Requirement) at the then current offering price per Class I share net of dealer manager fees to provide additional cash to support distributions to the Company’s stockholders. On August 10, 2020, the Company and CFI entered into the Amended Distribution Support Agreement to ensure that the Company has a sufficient amount of funds to pay cash distributions to stockholders during the Follow-On Offering. Pursuant to the Amended Distribution Support Agreement, in the event that cash distributions exceed MFFO, CFI will purchase Class I Shares from the Company in the Follow-On Offering in an amount equal to the distribution shortfall, up to $5 million (less the $2.0 million of shares purchased by CFI in order to satisfy the Minimum Offering Requirement and any shares purchased by CFI pursuant to the Distribution Support Agreement in the Initial Offering).

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

	As of and for the year ended
	December 31, 2020	December 31, 2019
Operating Data:
Total revenues	$15,706,206	$11,350,698
Total operating expenses	(10,072,445)	(8,438,692)
Total other income (expense)	(3,881,266)	(2,067,358)
Net income (loss)	$1,752,495	$844,648

Per Share Data:
Net income (loss) per share of common stock	$0.29	$0.19
Distributions declared per share of common stock	$0.004247516	$0.004253787

Balance Sheet Data:
Total assets	$241,353,438	$223,618,197
Total liabilities	$95,833,855	$95,561,348
Total equity	$145,519,583	$128,056,849

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

The Company plans to own substantially all of its assets and conduct its operations through the Operating Partnership. The Company is the sole general partner and limited partner of the Operating Partnership and the Special Unit Holder is the sole special unit holder of the Operating Partnership.

On February 2, 2016, the Company was capitalized with a $200,001 investment by CFI through the purchase of 8,180 Class A shares. The Company has registered the Initial Offering with the SEC. The Company’s Registration Statement for the Initial Offering was declared effective by the SEC on March 23, 2017. On May 18, 2017, the Company satisfied the Minimum Offering Requirement. The Company terminated the Primary Offering effective July 31, 2020, but is continuing to offer up to $50.0 million of common stock pursuant to the DRP. On March 20, 2020, the Company filed a registration statement for the Follow-On Offering. The Company’s Registration Statement for the Follow-On Offering was declared effective by the SEC in August 2020. Additionally, upon commencement of the Follow-On Offering, the Company began operating as a non-exchange traded perpetual-life REIT.

As of March 23, 2021, the Company had sold 3,455,275 Class AX shares, 1,463,792 Class TX shares, 1,195,971 Class IX shares, 143,293 Class T shares, 115,798 Class D shares, 1,569 Class S shares, and 443,006 Class I shares of common stock in the Offerings, as well as 183,320 Class AX shares, 71,623 Class TX shares, 41,189 Class IX shares, 188 Class T shares, 244 Class D shares, 2 Class S shares, and 1,624 Class I shares in the DRP for aggregate net proceeds of $166,821,149 in the Offerings.

Prior to the commencement of the Follow-On Offering, the Company determined its NAV as of the end of each quarter. NAV, as defined, is calculated consistent with the procedures set forth in the Company’s prospectus and excludes any O&O Costs, with such costs to be reflected in the Company’s NAV to the extent the Company reimburses the Advisor for these costs. Upon commencement of the Follow-On Offering, the Company started determining its NAV on a monthly basis, beginning with the determination of NAV as of July 31, 2020. As of December 31, 2020, the Company’s NAV was $23.88 per Class AX share, Class IX share, Class I share and Class D share, $23.86 per Class TX share, and $23.87 per Class T share and Class S share. For further discussion of the Company’s NAV calculation, please see “—Net Asset Value”.

Prior to the commencement of the Follow-On Offering, the Company’s investment strategy was focused primarily on the acquisition of single-tenant net leased commercial properties located in the United States, United Kingdom and other European countries, as well as origination and investment in loans related to net leased commercial properties. Upon commencement of the Follow-On Offering, the Company intends to invest in a diversified portfolio of income-producing commercial real-estate and debt secured by commercial real estate located primarily in the United States. The Company will seek to invest: (a) at least 80% of the Company’s assets in properties and real estate-related debt; and (b) up to 20% of the Company’s assets in real estate-related securities. The number and type of properties or real estate-related securities that the Company acquires will depend upon real estate market conditions, the amount of proceeds the Company raises in its offerings and other circumstances existing at the time the Company is acquiring such assets.

As of December 31, 2020, the Company had made the following investments:

•	the GR Property
•	the FM Property
•	the CO Property

•	the Lewisville Property
•	the DST
•	the Pennsylvania SPE
•	the Illinois SPE
•	A majority interest in a joint venture that owns the SF Property
•	the Buchanan Property
•	An interest in the Station DST

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

Operating Highlights

2020 Activity

•	Issued approximately 1,054,920 shares of common stock in the Offerings for gross proceeds of approximately $26.5 million.
•	Acquired a 15% interest in the Station DST through an investment in real estate-related assets in the amount of $7.6 million.

Portfolio Information

As of December 31, 2020, the Company owned interests in 13 real properties as described below:

Portfolio	Ownership Percentage	Location	Number of Properties	Square Feet	Remaining Lease Term(1)	Annualized Rental Income(2)	Acquisition Date	Purchase Price(3)
Walgreens Grand Rapids ("GR Property")	100%	Grand Rapids, MI	1	14,552	11.6 years	$500,000	July 2017	$7,936,508
CF Net Lease Portfolio IV DST ("DST Properties")	100%	Various	7	103,537	10.9 years	$2,323,749	September 2017	$35,706,642
Daimler Trucks North America Office Building ("FM Property")	100%	Fort Mill, SC	1	150,164	7.9 years	$2,670,638	February 2018	$40,000,000
Alliance Data Systems Office Building ("CO Property")	100%	Columbus, OH	1	241,493	11.7 years	$3,362,844	July 2018	$46,950,000
Hoya Optical Labs of America ("Lewisville Property")	100%	Lewisville, TX	1	89,473	7.4 years	$937,060	November 2018	$14,120,000
Williams Sonoma Office Building ("SF Property")	75%	San Francisco, CA	1	13,907	0.9 years	$582,860	September 2019	$11,600,000
Martin Brower Industrial Buildings ("Buchanan Property")	100%	Phoenix, AZ	1	93,302	11.2 years	$1,083,444	November 2019	$17,300,000

(1)   Reflects number of years remaining until the tenant’s first termination option.

(2)   Reflects the average annualized rental income for the lease.

(3)   Reflects the contract purchase price at 100% ownership as opposed to adjusted for current ownership percentage as applicable.

As of December 31, 2020, all of the Company’s properties were 100% leased and occupied.

As of December 31, 2020, lease expirations related to the Company’s portfolio of real estate assets (excluding multifamily) based on relative contribution to NAV for each asset were as follows:

•	2020-2023 – 6%
•	2024 – 2027 – 0%
•	2028 – 2031 – 29%
•	After 2031 – 65%

As of December 31, 2020, the industry concentration of the Company’s portfolio of real estate assets and cash based on relative contribution to NAV for each asset was as follows:

•	Single Tenant Office – 40%
•	Industrial – 24%
•	Walgreens – 19%
•	Multifamily – 3%
•	Cash – 14%

As of December 31, 2020, the geographic concentration of the Company’s portfolio of real estate assets based on relative contribution to NAV for each asset was as follows:

•	Ohio – 26%
•	South Carolina – 19%
•	Texas – 10%
•	Michigan – 9%
•	Arizona – 9%
•	Oklahoma – 7%
•	Illinois – 6%
•	California – 6%
•	Pennsylvania – 6%
•	Arkansas – 2%

As of December 31, 2020, the investment type concentration of the Company’s portfolio of real estate assets based on relative contribution to NAV for each asset was as follows:

•	Common Equity – 88%
•	Mezzanine Loan – 6%
•	Preferred Equity – 6%

As of December 31, 2020, the tenant credit profile concentration of the Company’s portfolio of real estate assets (excluding multifamily) based on relative contribution to NAV for each asset was as follows:

•	Unrated – 39%
•

Investment Grade – 49% (Includes the tenant of the FM Property: Daimler Trucks North America, LLC. Daimler AG, the parent company of Daimler Trucks North America, LLC, is rated A3 by Moody’s. Daimler AG does not guarantee the lease.)

•	Non-Investment Grade – 12%

As of December 31, 2020, the Company owned the preferred equity investment described below:

Portfolio	Original Investment Amount	Preferred Return	Number of Properties	Square Feet	Lease Expiration Date	Acquisition Date	Tenant Renewal Options
Denver, PA— Pref Equity Investment	$11,805,000	Ranging from 7.75% in 2019 to 8.74% in 2028	1	1,539,407	January 31, 2039	January 2019	9 extension options for 5 years each

As of December 31, 2020, the Company owned the mezzanine loan investment described below:

Portfolio	Original Loan Amount	Annual Interest Rate Prior to Anticipated Repayment	Number of Properties	Square Feet	Acquisition Date	Initial Maturity Date	Amortization
Melrose Park, IL—Mezz B Loan	$12,595,000	Ranging from 7.75% in 2019 to 8.74% in 2028	1	1,561,613	January 2019	January 6, 2034(1)	Interest only
(1)	Anticipated repayment date is January 6, 2029.

Station DST Acquisition

On November 25, 2020, the Company acquired, through the Operating Partnership, beneficial interests (the “Station Interests”) in the Station DST for a purchase price of $7.6 million.  The Station Interests were acquired in a private placement offering managed by an affiliate of CFI.  The Station Interests held represent 15% of the Station DST.

On October 29, 2020, the Station DST acquired the fee simple interest in a 444-unit apartment community located in Irving, Texas (the “Station DST Property”), for a total purchase price of $106 million.  The purchase price was comprised of $47.1 million in equity and $58.9 million in proceeds from a mortgage loan.  At December 31, 2020, the Station DST Property is 94.59% occupied.  As part of the acquisition, the Station DST received an appraisal of the Station DST Property as of September 15, 2020 with an appraised value of $107.4 million.  This appraisal was conducted by a third-party licensed appraiser and was based upon the income approach (a direct capitalization analysis) and sales comparison approach.

The Company acquired the Station Interests in a private placement. The Dealer Manager served as the dealer manager in connection with the private placement, but did not receive any compensation in connection with the Company’s acquisition of the Station Interests.  The proceeds from the purchase of the Station Interests were paid by the Station DST to an affiliate of CFI.  The acquisition of the Station Interests and the related transactions were unanimously approved by the Company’s board of directors, including the Company’s independent directors. The Company funded the acquisition of the Station Interests with cash from the Offerings.  The Station DST is managed by its trust manager, CF Station Manager, LLC, an affiliate of CFI.

The value of the Station Interests was based upon the Station DST Property appraisal, the fair market value of the mortgage loan encumbering the Station DST Property as of November 30, 2020, the other tangible assets and liabilities of the Station DST such as cash and reserves, each reflecting the Company’s ownership interest in the Station DST (15%).

Related Party Transactions

The Company has entered into agreements with the Advisor, the Dealer Manager and CFI and its affiliates, whereby the Company pays certain fees and reimbursements to these entities during the various phases of the Company’s organization and operation. During the organization and offering stage, these include payments to the Dealer Manager for selling commissions, the dealer manager fee, distribution fees, and payments to the Advisor for reimbursement of organization and offering costs. During the acquisition and operational stages, these include payments for certain services related to the management and performance of the Company’s investments and operations provided to the Company by the Advisor and its affiliates pursuant to various agreements the Company has entered into with these entities. In addition, CFI has provided Sponsor Support in connection with the Initial Offering, which is subject to reimbursement under certain circumstances. See Note 9 — Related Party Transactions in the Notes to the consolidated financial statements contained elsewhere in this Annual Report on Form 10-K for additional information concerning the Company’s related party transactions and agreements.

Results of Operations

Rental Revenues

For the years ended December 31, 2020 and December 31, 2019, the Company earned rental revenues of $12,278,188 and $9,593,852, respectively.

The Company’s rental revenues consist primarily of rental income from triple net leased commercial properties. The increase in rental revenues of $2,684,336 for the year ended December 31, 2020, as compared to the year ended December 31, 2019, was primarily due to the acquisitions of rental income-producing properties, namely the SF Property and the Buchanan Property.

Preferred Return Income

For the years ended December 31, 2020 and December 31, 2019, the Company earned preferred return income of $943,338 and $531,143, respectively.

The Company’s preferred return income consists of preferred return accrued on the Company’s investment in the Pennsylvania SPE. The increase in preferred return income of $412,195 for the year ended December 31, 2020, as compared to the year ended December 31, 2019, was due to the consolidation of the Pennsylvania SPE.

Income from mezzanine loan investment

For the years ended December 31, 2020 and December 31, 2019, the Company earned income from mezzanine loan investment of $1,006,466 and $172,038, respectively.

The Company’s income from mezzanine loan investment consists of interest income accrued on the Company’s investment in the Illinois SPE. The increase in income from mezzanine loan investment of $834,428 for the year ended December 31, 2020, as compared to the year ended December 31, 2019, was due to the consolidation of the Illinois SPE.

Tenant Reimbursement Income

For the years ended December 31, 2020 and December 31, 2019, the Company earned tenant reimbursement income of $1,478,214 and $1,053,665, respectively.

The tenant reimbursement income consists of amounts received by the Company from the tenants of its properties for reimbursable expenses paid by the Company on behalf of the tenants in accordance with the provisions of the respective property leases. The increase in tenant reimbursement income of $424,549 for the year ended December 31, 2020, as compared to the year ended December 31, 2019, was primarily due to the acquisition of the SF Property and the Buchanan Property.

General and Administrative Expenses

For the years ended December 31, 2020 and December 31, 2019, the Company incurred general and administrative expenses of $149,133 and 401,546, respectively.

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

The decrease in general and administrative expenses of $252,413 during the year ended December 31, 2020, as compared to the year ended December 31, 2019, was mainly due to a decrease in the amount of operating expenses incurred by the Company during such periods. As of December 31, 2020 the Advisor has incurred, on behalf of the Company, a total of $10,038,966 in Unreimbursed Operating Expenses, including a total of $2,594,741 during the year ended December 31, 2020 for which the Advisor has not invoiced the Company for reimbursement.

Depreciation and Amortization

For the years ended December 31, 2020 and December 31, 2019, the Company incurred depreciation and amortization of $6,518,670 and $4,990,793, respectively.

The increase in depreciation and amortization expenses of $1,527,877 for the year ended December 31, 2020, as compared to the year ended December 31, 2019, was primarily due to the acquisition of the SF Property and the Buchanan Property.

Management Fees

For the years ended December 31, 2020 and December 31, 2019, the Company incurred management fees of $1,809,171 and $1,950,566, respectively.

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

The decrease in management fees of $141,395 for the year ended December 31, 2020, as compared to the year ended December 31, 2019, was due to the above mentioned change in the calculation of the asset management fee effective September 2019; basing the calculation on NAV as opposed to the cost of the Company’s investments.

Property Operating Expenses

For the years ended December 31, 2020 and December 31, 2019, the Company incurred property operating expenses of $1,595,471 and $1,095,787, respectively.

The property operating expenses consist of reimbursable expenses paid by the Company on behalf of its tenants in accordance with the provisions of the respective property leases. The increase in property operating expenses of $499,684 for the year ended December 31, 2020, as compared to the year ended December 31, 2019, was primarily due to the acquisition of the SF Property and the Buchanan Property.

Income from Investments in Real Estate-Related Assets

For the years ended December 31, 2020 and December 31, 2019, the Company earned income from investments in real estate-related assets of $0 and $914,891, respectively.

The decrease in income from investments in real estate-related assets of $914,891 during the year ended December 31, 2020, as compared to the year ended December 31, 2019, was due to the consolidation of the DST, the CO Property, the Pennsylvania SPE and the Illinois SPE.

Interest Income

For the years ended December 31, 2020 and December 31, 2019, the Company earned interest income of $57,479 and $251,616, respectively.

Interest income is composed of interest earned on interest bearing cash deposit accounts with banking institutions.

The decrease in interest income of $194,137 during the year ended December 31, 2020, as compared to the year ended December 31, 2019, was primarily due to a decrease in interest rates associated with the cash held by the Company in interest bearing deposit accounts with banking institutions.

Interest Expense

For the year ended December 31, 2020 and December 31, 2019, the Company incurred interest expense of $3,938,745 and $3,233,865, respectively.

Interest expense is composed of interest paid and accrued on the Company’s outstanding loans payable, and also includes amortization of deferred financing costs.

The increase in interest expense of $704,880 during the year ended December 31, 2020, as compared to the year ended December 31, 2019, was primarily due to the acquisition of the Buchanan Property and the consolidation of the DST and the CO Property.

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

The following table presents a reconciliation of FFO to net income:

Year Ended December 31, 2020
Net Income	$1,752,495
Adjustments:
Real estate depreciation and amortization	6,518,669
Funds from Operations	$8,271,164

The following table presents a reconciliation of FFO to MFFO:

Year Ended December 31, 2020
Funds from Operations	$8,271,164
Adjustments:
Amortization of above-market lease intangibles	30,295
Amortization of below-market lease intangibles	(847,890)
Straight-line rent	(562,406)
Modified Funds from Operations	$6,891,163

Net Asset Value

On January 15, 2021, the Company’s board of directors approved an estimated NAV as of December 31, 2020 of $23.88 for Class AX, Class IX, Class I and Class D shares, $23.86 for Class TX shares and $23.87 for Class T and Class S shares. The calculation of the Company’s estimated NAV was performed by Robert A. Stanger & Co., Inc. (“Stanger”), its independent valuation firm, in accordance with the procedures described in the “Net Asset Value Calculation and Valuation Procedures” section of the Company’s prospectus and under the oversight of the Company’s board of directors. Although the independent valuation firm performs the calculation of the Company’s estimated NAV, the Company’s board of directors is solely responsible for the determination of the Company’s estimated NAV.

Summary of Methodology

In accordance with the Company’s current valuation procedures, the Company’s NAV was based in part upon: (i) the most recent appraised value of the GR Property, the FM Property, the CO Property, the Lewisville Property, the DST Properties, the SF Property and the Buchanan Property; (ii) the fair market value of the Company’s Debt Investments (as defined below); (iii) the fair market value of the Company’s loans payable; (iv) the estimated non-controlling interest held in the Company’s consolidated Battery Street SF JV; and (v) the value of the Company’s interest in the Station DST based upon a third-party appraisal of the Station DST Property (as defined below), the fair market value of the Station DST Property mortgage and other assets and liabilities of the Station DST, all reflecting the Company’s ownership percentage interest in the Station DST; and (vi) the net tangible assets and liabilities of the Company (including the Advisor’s estimate of the Performance Participation Allocation as defined and discussed below) as of December 31, 2020, as outlined in more detail below.

Appraisal of Consolidated Real Estate

Pursuant to the Company’s valuation guidelines, the Company engaged Stanger to provide its appraised market value of the SF Property as of September 30, 2020, the Buchanan Property as of August 31, 2020, the FM Property and the CO Property as of June 30, 2020, the Lewisville Property as of December 31, 2020 and the GR Property and the DST Properties as of March 31, 2020 (collectively the “Appraised Properties”). Pursuant to the Company’s engagement agreement with Stanger, the appraisals of the Appraised Properties were prepared utilizing the income approach to value, specifically using a direct capitalization analysis for the GR Property and the DST Properties and both a direct capitalization analysis and discounted cash flow analysis (“DCF”) for the FM Property, the CO Property, the Lewisville Property, the SF Property and the Buchanan Property. In addition, a sales comparison approach was conducted for the SF Property, given the size of the SF Property. The direct capitalization analysis is based upon the estimated net operating income of the Appraised Properties capitalized at an appropriate capitalization rate considering property characteristics and competitive position, the credit profile of the tenant/guarantor under the leases encumbering the Appraised Properties, the terms of the leases encumbering the Appraised Properties, and market conditions as of the date of value. The DCF analysis is based upon multi-year cash flow projections for each applicable property prepared in accordance with the lease which currently encumbers each property. Each property was assumed to be sold after the expiration of the initial lease term and any renewal terms deemed materially favorable to the tenant, or for which exercise was deemed likely based on other factors. The reversion value of the property which can be realized upon sale is calculated based on the current economic rental rate deemed reasonable for the property, escalated at a rate indicative of current expectations in the marketplace for the property. The projected market rate net operating income of the property for the year following the year of sale is then capitalized at an appropriate capitalization rate reflecting the age and anticipated functional and economic obsolescence and competitive position of the property to determine its reversion value. Net proceeds of sale are determined by deducting estimated costs incurred at the time of sale, estimated at 2% of the gross reversion value. Finally, the discounted present value of the cash flow stream from operations (including any estimated releasing costs at the end of the assumed current lease term) and the discounted present value of the net proceeds from sale are summed to arrive at a total estimated value for the property. The capitalization rates applied to the Appraised Properties ranged from 5.00% to 6.50%, with a weighted average of approximately 5.99%. The discount rates applied to the estimated net cash flow from operations of the Appraised Properties for which a DCF analysis was conducted ranged from 5.00% to 7.50%, with a weighted average of approximately 6.70%. The discount rates applied to the estimated residual value of the Appraised Properties for which a DCF analysis was conducted ranged from 6.25% to 7.50%, with a weighted average of approximately 7.18%. The residual capitalization rates applied to the Appraised Properties for which a DCF analysis was conducted ranged from 5.50% to 6.75%, with a weighted average of approximately 6.47%. Where both a direct capitalization analysis and DCF was utilized, the indicated value from each approach was reviewed and a final appraised value was concluded. While a sales comparison approach was not conducted, other than for the SF Property, Stanger reviewed regional property sale data for each Appraised Property in order to assist in the selection of capitalization rates applied in the appraisals and to observe transaction prices per square foot in the Appraised Properties’ regional markets. For the SF Property, the sales comparison approach conducted utilized the price per square foot from recent market sales and adjusted such indicated price per square foot to a price per square foot deemed reasonable for the SF Property, taking into account factors such as property size, location, tenancy/occupancy and condition/quality and the date of sale. The aggregate appraised value of the Appraised Properties was $179,370,000. The appraised values of the Appraised Properties are subject to the general assumptions and limiting conditions set forth in the appraisal reports rendered to the Company by Stanger.

Debt Investments

In accordance with the Company’s valuation procedures, the Lancaster PE and the Chicago Jr Mezz (individually a “Debt Investment” and collectively the “Debt Investments”) were included in the determination of NAV at their estimated fair market value as of December 31, 2020, as determined by Stanger, adjusted to reflect the Company’s interest in the Debt Investments. The Debt Investments estimated value was based upon taking, for each Debt Investment, the loan payments over the remaining anticipated term and discounting such payments to present value at a discount rate range equal to the current estimated market interest rate on financing similar to the applicable Debt Investments. To provide their opinion of value of the Debt Investments, Stanger first reviewed the terms of each of the Debt Investments as contained in the loan documents. Stanger then reviewed mezzanine loan market terms at or around December 31, 2020 to ascertain current market interest rate levels for loans similar to the Debt Investments. This review was conducted by (i) recent interviews of participants in the mezzanine/preferred equity market, (ii) reviewing recent mezzanine loan transactions, as available, and (iii) reviewing published surveys available at or around December 31, 2020. Stanger also observed changes in yields and pricing of Albertsons publicly traded debt securities from the prior valuation date and the current valuation date. Based on Stanger’s reviews above and taking into consideration the Debt Investments’ unique factors, including, but not limited to, loan-to-value (based on the appraised value of the collateral), debt service coverage/debt yield, collateral property type, age and location, financial information pertaining to the lessee of the collateral properties, prepayment terms, and loan origination date, maturity date and extension terms, a market interest rate range was determined for each Debt Investment to utilize in the determination of the fair market value of the Debt Investments. The discount rate applied to the future payments of the Company’s Debt Investments was 7.85% for both facilities. The aggregate fair value of the Debt Investments was approximately $25,202,000.

Estimated Market Value of the Non-Controlling Interest in the Battery Street SF JV

In order to determine the net asset value attributable to the non-controlling interest and promote interest in the Battery Street SF JV, Stanger utilized the appraisal of the SF Property, and then, based on the December 31, 2020 Battery Street SF JV balance sheet provided, added tangible assets and deducted tangible liabilities of the Battery Street SF JV, including an adjustment for anticipated near term capital repairs at the SF Property not considered in the property appraisal, and determined any promote due to the Company’s Battery Street SF JV partner. This net asset value was then multiplied by the ownership interest held by parties other than the Company (25%) to determine the non-controlling interest adjustment related to the Battery Street SF JV utilized in the Company’s December 31, 2020 NAV.

Fair Value of Long Term Debt

Stanger performed a valuation of the property-level debt by reviewing available market data for comparable liabilities and applying a selected discount rate to the stream of future debt payments. The discount rate was selected based on several factors including U.S. Treasury yields as of the valuation date, as well as loan-specific items such as loan-to-value ratio, debt service coverage ratio, collateral property location, age, type, lease term and lessee credit quality, prepayment terms, and maturity and loan origination date. The discount rates applied to the future debt payments of the Company’s long-term debt ranged from 3.75% to 4.30%, with a weighted average of approximately 4.11%. Stanger’s valuation of the long-term debt is based in part on the appraised values of the encumbered Appraised Properties, which represent the collateral associated with the long-term debt as well as certain other assumptions and limiting conditions, including: (i) Stanger was provided with loan documents and other factual loan information by the Advisor and has relied upon and assumed that such information is correct in all material respects and no warranty is given by Stanger as to the accuracy of such information; (ii) each collateral property is assumed to be free and clear of liens (other than the mortgage being valued); (iii) information furnished by others, upon which all or portions of Stanger’s value opinion is based, is believed to be reliable but has not been verified, and no warranty is given as to the accuracy of such information; (iv) no material change has occurred in the value of the collateral properties from the date of last appraisal through the loan valuation date and (v) each mortgage is assumed to be salable, transferable or assumable between parties and is further assumed not to be in default. Stanger’s opinion of the long-term debt value was predicated on the above assumptions.

Performance Participation Allocation – Special Unit Holder

The Special Unit Holder in the Operating Partnership is entitled to receive an allocation equal to 12.5% of the Total Return to the Company’s shareholders, subject to a 5% Hurdle Amount and a High Water Mark, with 100% catch-up (the “Performance Participation Allocation”). The Total Return, Hurdle Amount, High Water Mark and Catch-Up are defined in the Company’s prospectus for the Follow-On Offering. For 2020 only, the Performance Participation Allocation is based upon the time period from July 31, 2020 (the date such Performance Participation Allocation became effective) through the December 31, 2020. For 2021 and beyond, the Performance Participation Allocation will be based upon a full calendar year. Stanger reviewed and discussed with the Company’s Advisor its calculation of the Performance Participation Allocation. The Advisor’s Performance Participation Allocation estimate as of the Valuation Date was $785,783.

The Value of Station DST Interests

The value of the beneficial interests in the Station DST was based upon the Station DST Property appraisal, the fair market value of the mortgage loan encumbering the Station DST Property as of December 31, 2020 conducted in accordance with the methodology outlined in Fair Value of Long Term Debt above, the other tangible assets and liabilities of the Station DST such as cash and reserves, each reflecting the Company’s ownership interest in the Station DST (15%). There has been no material change in the net other assets amount of the Station DST through the December 31, 2020 net asset valuation date.

Estimated NAV

In performing the calculation of the estimated NAV, Stanger added the appraised values of the Appraised Properties, the appraised value of the Station DST interests, the fair value of the Debt Investments and other tangible assets of the Company, consisting of cash and equivalents, receivables and other assets, and subtracted the estimated fair market value of the Company’s long-term debt, the value of the non-controlling interest in the Battery Street SF JV (including any promote due to the Company’s joint venture partner), the anticipated near-term capital needs of the SF Property, the estimate of the Performance Participation Allocation and other tangible liabilities of the Company, consisting of accounts payable and accrued expenses, but excluding amounts owed to the Advisor for reimbursement of O&O Costs less the current accrued O&O Costs liability (consistent with the Company’s valuation procedures), and considered any other amounts due to the Advisor or affiliates for repayment of the Sponsor Support or amounts due to the Special Unit Holder upon certain events, including liquidation of the Company to produce an estimated NAV as of December 31, 2020, consistent with the procedures described in the “Net Asset Value Calculation and Valuation Procedures” section of the Company’s prospectus of $23.88 per share for Class AX, Class IX, Class I and Class D shares, and $23.86 for Class TX shares and $23.87 for Class T and Class S shares.

The determination of NAV involves a number of assumptions and judgments, including estimates of the Advisor’s interest in disposition proceeds (if any). These assumptions and judgments may prove to be inaccurate. There can be no assurance that a stockholder would realize the mostly recently determined NAV per share if the Company were to liquidate or engage in another type of liquidity event today. In particular, the Company’s December 31, 2020 NAV is based on appraisals of the fair market value of certain of the Company’s real estate property investments which precede December 31, 2020 and, while the Company believes no material change has occurred in the value of these real estate property investments between the appraised value dates and December 31, 2020, Stanger has assumed no material change in property value has occurred since the appraisal date for those Appraised Properties with an appraised value date that preceded December 31, 2020. Furthermore, the Company’s December 31, 2020 NAV does not consider fees or expenses that may be incurred in providing a liquidity event, including reimbursement of amounts to the Advisor for O&O Costs and any operating expenses that have not been invoiced by the Advisor in accordance with the terms of the Amended Advisory Agreement. Lastly, as discussed in “PART I — Item 1A. – Risk Factors”, the full extent of the impact and effects of COVID-19 on the Company, as a whole, and on its tenants and its consolidated real estate, loan investments and long-term debt are uncertain at this time. Due to COVID-19, observable market transactions for both real estate assets and debt are generally more limited than before the pandemic. The Company believes the methodology of determining the Company’s NAV conforms to the Institute for Portfolio Alternative’s Practice Guideline for Valuations of Publicly Registered Non-Listed REITs (April 2013) and is prepared in accordance with the procedure described in the “Net Asset Value Calculation and Valuation Procedures” section of the Company’s prospectus. In addition, the Company’s board of directors periodically reviews the Company’s NAV policies and procedures.

The NAV for each class of shares is based on the value of the Company’s assets and the deduction of any liabilities, and any distribution fees applicable to such class of shares.

The following table provides a breakdown of the major components of the Company’s NAV pursuant to the Company’s valuation guidelines:

Components of NAV	December 31, 2020
Investment in real estate	$179,370,000
Investments in real estate-related assets	32,738,630
Cash and cash equivalents(1)	33,374,830
Other assets	707,232
Debt obligations (at fair market value)	(86,521,068)
Due to related parties(2)	(469,407)
Accounts payable and other liabilities	(2,428,339)
Accrued performance participation allocation	(785,783)
Distribution fee payable the following month(3)	(30,200)
Non-controlling interests in subsidiaries	(3,243,254)
Sponsor Support repayment / special unit holder interest in liquidation	—
Net Asset Value	$152,712,641
Number of outstanding shares	6,395,269
Note:	(1) Net of a reserve of $150,000 for anticipated near-term capital needs (“Deferred Maintenance”) at the SF Property that was not deducted in its appraised value.

(2) Excluding the full distribution fee liability of $734,830 and, pursuant to the Company’s valuation guidelines, $234,213 due to the Advisor for reimbursement of O&O Costs ($312,284 less the current liability due of $78,071). Distribution fee only relates to Class TX, Class T, Class D and Class S shares of common stock.

(3) The distribution fee that is payable as of December 31, 2020 related to Class TX, Class T, Class D and Class S shares is shown in the table below. The non-current distribution fee payable of $704,630 is not due as of December 31, 2020.

Due to rounding, numbers presented throughout this section may not add up precisely to the totals provided and percentages may not precisely reflect the absolute figures.

NAV Per Share	Class AX, IX & I Shares	Class TX Shares	Class T Shares	Class D Shares	Class S Shares	Total
Total Gross Assets at Fair Value	$186,190,943	$56,699,431	$1,727,843	$1,512,152	$60,323	$246,190,692
Distribution fees due and payable	—	(29,230)	(751)	(193)	(26)	(30,200)
Debt obligations (at Fair Market Value)	(65,434,802)	(19,926,405)	(607,232)	(531,429)	(21,200)	(86,521,068)
Due to related parties	(355,006)	(108,107)	(3,295)	(2,883)	(116)	(469,407)
Accounts payable and other liabilities	(1,836,523)	(559,264)	(17,042)	(14,915)	(595)	(2,428,339)
Accrued performance participation allocation	(594,278)	(180,971)	(5,515)	(4,826)	(193)	(785,783)
Non-controlling interests in subsidiaries	(2,452,832)	(746,944)	(22,762)	(19,921)	(795)	(3,243,254)
Quarterly NAV	115,517,502	35,148,510	1,071,246	937,985	37,398	152,712,641
Number of outstanding shares	4,836,662	1,472,875	44,884	39,281	1,567	6,395,269
NAV per share	$23.88	$23.86	$23.87	$23.88	$23.87

The following table reconciles stockholders’ equity per the Company’s consolidated balance sheet to the Company’s NAV:

Reconciliation of Stockholders’ Equity to NAV	December 31, 2020
Stockholders’ equity under U.S. GAAP	$145,519,583
Adjustments:
Unrealized appreciation of real estate	1,396,027
Unrealized appreciation of real estate-related assets	771,690
Organization and offering costs	234,213
Acquisition costs	(1,179,155)
Deferred financing costs, net	(764,753)
Accrued distribution fee(1)	704,630
Accumulated depreciation and amortization	11,437,069
Fair value adjustment of debt obligations	(2,375,884)
Deferred rent receivable	(1,788,266)
Deferred maintenance	(150,000)
Non-controlling interests in subsidiaries	(1,092,513)
NAV	$152,712,641
Note:	(1) Accrued distribution fee only relates to Class TX, Class T, Class D and Class S shares of common stock.

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

Organization and offering costs

The Advisor has agreed to pay, on behalf of the Company, all O&O Costs through the Escrow Break Anniversary. Such costs are being reimbursed to the Advisor, ratably, by the Company, over 36 months beginning on May 19, 2018, subject to the 1% Cap (as defined below). After the Escrow Break Anniversary, the Advisor, in its sole discretion, may pay some or all of the additional O&O Costs incurred (as defined below), but is not required to do so. To the extent the Advisor pays such additional O&O Costs, the Company is obligated to reimburse the Advisor, provided, however, that the Company will not be obligated to pay any amounts that as a result of such payment would cause the aggregate payments for O&O Costs (less selling commissions, dealer manager fees and distribution fees) paid to the Advisor to exceed 1% of gross proceeds of the Offering (the “1% Cap”), as of such payment date. As of December 31, 2020, the Advisor has continued to pay all O&O Costs on behalf of the Company. Under U.S. GAAP, the Company's reimbursement liability pertaining to the O&O Costs is recorded as a component of due to related parties in the Company's consolidated balance sheets. For NAV, such costs are recognized as a reduction in NAV as they are reimbursed.

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

Accrued distribution fee

Accrued distribution fee represents the accrual for the full cost of the distribution fee for Class TX, Class T, Class D and Class S shares. Under U.S. GAAP, the Company accrues the full cost of the distribution fee as an offering cost at the time it sells the Class TX, Class T, Class D and Class S shares. For purposes of NAV, the Company recognizes the distribution fees as a reduction of NAV on a monthly basis as such fees are due.

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

Sensitivity Analysis

Assuming all other factors remain unchanged, the table below presents the estimated increase or decrease to the Company’s December 31, 2020 NAV for a change in the going-in capitalization rate and, where a DCF analysis was utilized, discount rates and terminal capitalization rates used in the Appraised Properties’ appraisals and the Station DST Property appraisal, a 5% change in the discount rates used to value the Company’s Debt Investments and a 5% change in the discount rates used to value the Company’s long-term debt and the mortgage debt encumbering the Station DST Property:

Sensitivity Analysis	Range of NAV (Class AX, IX and I)			Range of NAV (Class TX)			Range of NAV (Class T)
	Low	Concluded	High	Low	Concluded	High	Low	Concluded	High
Estimated Per Share NAV	$22.08	$23.88	$25.81	$22.06	$23.86	$25.79	$22.07	$23.87	$25.79
Capitalization Rate - Appraised Properties	6.18%	5.88%	5.59%	6.18%	5.88%	5.59%	6.18%	5.88%	5.59%
Cash Flow Discount Rate - Appraised Properties	7.06%	6.72%	6.39%	7.06%	6.72%	6.39%	7.06%	6.72%	6.39%
Residual Discount Rate - Appraised Properties	7.57%	7.21%	6.85%	7.57%	7.21%	6.85%	7.57%	7.21%	6.85%
Terminal Capitalization Rate - Appraised Properties	6.82%	6.49%	6.17%	6.82%	6.49%	6.17%	6.82%	6.49%	6.17%
Discount Rate - Debt Investments	8.24%	7.85%	7.46%	8.24%	7.85%	7.46%	8.24%	7.85%	7.46%
Discount Rate - Long-Term Debt Consolidated	3.79%	3.99%	4.19%	3.79%	3.99%	4.19%	3.79%	3.99%	4.19%

Sensitivity Analysis	Range of NAV (Class D)			Range of NAV (Class S)
	Low	Concluded	High	Low	Concluded	High
Estimated Per Share NAV	$22.08	$23.88	$25.80	$22.07	$23.87	$25.79
Capitalization Rate - Appraised Properties	6.18%	5.88%	5.59%	6.18%	5.88%	5.59%
Cash Flow Discount Rate - Appraised Properties	7.06%	6.72%	6.39%	7.06%	6.72%	6.39%
Residual Discount Rate - Appraised Properties	7.57%	7.21%	6.85%	7.57%	7.21%	6.85%
Terminal Capitalization Rate - Appraised Properties	6.82%	6.49%	6.17%	6.82%	6.49%	6.17%
Discount Rate - Debt Investments	8.24%	7.85%	7.46%	8.24%	7.85%	7.46%
Discount Rate - Long-Term Debt Consolidated	3.79%	3.99%	4.19%	3.79%	3.99%	4.19%

Liquidity and Capital Resources

The Company is dependent upon the net proceeds from its public offerings to conduct its principal operations. The Company will obtain the capital required to purchase real estate and real estate-related investments and conduct its operations from the proceeds of the Offerings, any future offerings, from secured or unsecured financings from banks and other lenders and from any undistributed funds from its operations.

If the Company is unable to raise substantial funds in its public offerings, it will make fewer investments resulting in less diversification in terms of the type, number and size of investments it makes and the value of an investment in the Company will fluctuate with the performance of the limited assets it acquires. Further, the Company will have certain fixed operating expenses, including certain expenses as a public company and a REIT, regardless of whether it is able to raise substantial funds in the offerings. The Company’s inability to raise substantial funds would increase its fixed operating expenses as a percentage of gross income, reducing its net income and limiting its ability to make distributions. As of December 31, 2020, the Company has raised gross proceeds of $164,196,237 in the Offerings.

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

As of December 31, 2020, the Company’s debt to tangible assets ratio was 38.4%. See Note 7 — Loans Payable of the Company’s outstanding debt arrangement as of December 31, 2020.

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

Cash Flows

The following table provides a breakdown of the net change in the Company’s cash and cash equivalents:

Year Ended December 31, 2020
Cash flows from operating activities	$6,993,522
Cash flows from investing activities	(7,573,700)
Cash flows from financing activities	16,800,007
Increase in cash and cash equivalents	$16,219,829

Operating Activities

During the year ended December 31, 2020, net cash provided by operating activities was $6,993,522, compared to $3,845,729 for the year ended December 31, 2019. The change was primarily due to an increase in net income of $907,847, an increase in depreciation and amortization expenses related to real estate assets and liabilities and deferred financing costs totaling $1,096,998, a net increase in working capital accounts of $1,760,800, and a decrease in gains from investments in real estate-related assets of $914,891, offset by a decrease in proceeds from investments in real estate-related assets of $1,532,743 (see “—Results of Operations”).

Investing Activities

Cash used in investing activities was $7,573,700 for the year ended December 31, 2020, compared to $41,392,867 for the year ended December 31, 2019. The change was due to a decrease of $16,812,417 in acquisition of real estate and a decrease of $17,006,750 in purchases of interest in real estate-related assets.

Financing Activities

During the year ended December 31, 2020, net cash provided by financing activities was $16,800,007, compared to $40,805,373 for the year ended December 31, 2019. The change was primarily due to a decrease in proceeds from common stock issued of $19,194,737, an increase in distributions of $1,461,044, an increase in payments from redemptions of common stock of $3,349,176, and an increase in non-controlling interest distributions of $89,749 offset by a decrease of $89,340 in payment of deferred financing costs.

Distributions

The Company’s board of directors has authorized, and the Company has declared, distributions through August 31, 2020 in an amount equal to $0.004253787, and for the period September 1, 2020 through April 1, 2021 in an amount equal to $0.004234973 per day (or approximately $1.55 on an annual basis) per each share of common stock, less, for holders of certain classes of shares, the distribution fees that are payable with respect to such shares as further described in the applicable prospectus. The distributions are payable by the 5th business day following each month end to stockholders of record at the close of business each day during the prior month.

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

To ensure that the Company has sufficient funds to cover cash distributions authorized and declared during the Initial Offering, the Company and CFI entered into the Distribution Support Agreement. The terms of the agreement provide that in the event that cash distributions exceed MFFO, defined as a supplemental measure to reflect the operating performance of a non-traded REIT, for any calendar quarter through the termination of the Initial Offering, CFI shall purchase Class IX Shares from the Company in an amount equal to the distribution shortfall, up to $5 million (less the $2.0 million of shares purchased by CFI in order to satisfy the Minimum Offering Requirement). On August 10, 2020, the Company and CFI entered into Second Amended and Restated Distribution Support Agreement (the “Amended Distribution Support Agreement”) to ensure that the Company has a sufficient amount of funds to pay cash distributions to stockholders during the Follow-On Offering. Pursuant to the Amended Distribution Support Agreement, in the event that cash distributions exceed MFFO, CFI will purchase Class I Shares from the Company in the Follow-On Offering in an amount equal to the distribution shortfall, up to $5 million (less the $2.0 million of shares purchased by CFI in order to satisfy the Minimum Offering Requirement and any shares purchased by CFI pursuant to the distribution support agreement in the Initial Offering). In addition to the shares purchased to satisfy the Minimum Offering Requirement, as of December 31, 2020, CFI has purchased $1,132,280 in Class IX shares pursuant to the Distribution Support Agreement. As of December 31, 2020, CFI’s remaining obligation pursuant to the Amended Distribution Support Agreement is limited to $1,867,720.

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

The following table summarizes the Company’s distributions declared during the years ended December 31, 2020 and December 31, 2019.

	Year Ended December 31, 2019		Year Ended December 31, 2020
	Amount	Percent	Amount	Percent
Distributions
Paid in cash	$3,904,557	59%	$5,205,536	58%
Payable	668,092	10%	809,365	9%
Reinvested in shares	2,081,504	31%	2,942,546	33%
Total distributions	$6,654,153	100%	$8,957,447	100%
Sources of Distributions:
Operating cash flows	$3,845,729	58%	$6,993,522	78%
Offering proceeds pursuant to Distribution Support Agreement(1)	—	0%	24,623	0%
Offering proceeds	2,808,424	42%	1,939,302	22%
Total sources of distributions	$6,654,153	100%	$8,957,447	100%
Note:

(1) Pursuant to the Amended Distribution Support Agreement, CFI will purchase Class I Shares to the extent cash distributions exceed MFFO within 15 business days following the Company’s filing with the SEC of its periodic report for such calendar quarter or year.

During the year ended December 31, 2020, the Company declared $8,957,447 of distributions to its shareholders (including those reinvested in shares pursuant to the DRP), compared to the Company’s total aggregate MFFO of $6,891,163 and the Company’s total aggregate net income of $1,765,140 for that period.

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

Reimbursement of Organization and Offering Costs

The Advisor has agreed to pay, on behalf of the Company, all O&O Costs through the first anniversary of the date on which the Company satisfied the Minimum Offering Requirement, which was May 18, 2018 (the “Escrow Break Anniversary”). The Company was not required to reimburse the Advisor for payment of the O&O Costs prior to the Escrow Break Anniversary. After the Escrow Break Anniversary, the Advisor, in its sole discretion, may pay some or all of the additional O&O Costs incurred, but is not required to do so. To the extent the Advisor pays such additional O&O Costs, the Company is obligated to reimburse the Advisor subject to the 1% Cap. Following the Escrow Break Anniversary, the Company began reimbursing the Advisor for payment of the O&O Costs on a monthly basis, which will continue through the period ended May 18, 2021; provided, however, that the Company will not be obligated to pay any amounts that as a result of such payment would cause the aggregate payments for O&O Costs (less selling commissions, dealer manager fees and distribution fees) paid to the Advisor to exceed the 1% Cap as of such payment date. Any amounts not reimbursed in any period are included in determining any reimbursement for a subsequent period. As of December 31, 2020, the Advisor has continued to pay all O&O Costs on behalf of the Company.

Variable Interest Entities

A Variable Interest Entity (“VIE”) is an entity that lacks one or more of the characteristics of a voting interest entity. A VIE is defined as an entity in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The determination of whether an entity is a VIE includes both a qualitative and quantitative analysis. The Company bases the qualitative analysis on the Company’s review of the design of the entity, its organizational structure including decision-making ability and relevant financial agreements and the quantitative analysis on the forecasted cash flow of the entity. The Company reassesses the initial evaluation of an entity as a VIE upon the occurrence of certain reconsideration events. A VIE must be consolidated only by its primary beneficiary, which is defined as the party who, along with its affiliates and agents has both the: (i) power to direct the activities that most significantly impact the VIE’s economic performance and (ii) obligation to absorb the losses of the VIE or the right to receive the benefits from the VIE, which could be significant to the VIE. The Company determines whether it is the primary beneficiary of a VIE by considering qualitative and quantitative factors, including, but not limited to: which activities most significantly impact the VIE’s economic performance and which party controls such activities; the amount and characteristics of its investment; the obligation or likelihood for the Company or other interests to provide financial support; consideration of the VIE’s purpose and design, including the risks the VIE was designed to create and pass through to its variable interest holders and the similarity with and significance to the Company’s business activities and other interests. The Company reassesses the determination of whether it is the primary beneficiary of a VIE each reporting period. Significant judgments related to these determinations include estimates about the current and future fair value and performance of investments held by these VIEs and general market conditions. As of December 31, 2020, the Company concluded that it had investments in VIEs and because the Company was deemed the primary beneficiary it consolidated such entities, as described in “Note 10—Variable Interest Entities” in its accompanying consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data.”

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

Off-Balance Sheet Arrangements

As of December 31, 2020, the Company had no off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on the Company’s financial condition, revenue and expenses, results of operations, liquidity, capital expenditures, or capital resources.

Contractual Obligations

The following table presents the future principal payment due under the Company’s GR Loan, FM Loan, CO Loan, DST Loan and Buchanan Loan agreements as of December 31, 2020, which represents the Company’s aggregate contractual obligations and commitments with payments due subsequent to December 31, 2020.

Year	Amount
2021	—
2022	—
2023	—
2024	—
2025	—
Thereafter	84,145,184
Total	$84,145,184

Subsequent Events

3221 Keller Springs Road, Carrolton, Texas – Multifamily

On February 25, 2021, the Company, through a joint venture (the “Keller JV”) with a third party, an affiliate of CAF Management, LLC (“CAF”), and a joint venture between the Company and affiliates of CFI (the “Keller Member JV”), indirectly acquired a multifamily property (the “Keller Property”) located at 3221 Keller Springs Road, Carrolton, Texas at a contract purchase price of $56.5 million, exclusive of closing costs. The fee simple interest in the Keller Property is held by a single purpose limited liability company (the “Keller Property SPE”), which is a wholly-owned subsidiary of Keller JV. The Property was acquired from an unrelated third party, Keller Springs Propco, Inc., an affiliate of CAF.

The Keller Property was acquired with the proceeds from, both, equity contributions from the Keller JV members and a mortgage loan (the “Keller Loan”) originated and provided by CBRE Multifamily Capital, Inc. It is expected that the Keller Loan will be purchased by the Federal National Mortgage Association. The Company funded its equity contribution portion of the purchase price with cash from the Offerings.

CF Net Lease Portfolio IV DST Lease Extension

On March 9, 2021, the Company, and its indirect, wholly-owned subsidiary, the DST, entered into an agreement with Walgreen Co. to extend the lease term on seven Walgreens property locations, the DST Properties, owned by the DST. The agreement confirms Walgreens waiver of a termination option thereby extending the first-term lease maturity by five years to November 30, 2036.

Under the terms of the agreement, Walgreen Co received $2.7 million from the Company in exchange for the waiver of a termination right by the tenant. The DST Properties are currently encumbered by a single CMBS loan with an anticipated repayment date of December 31, 2026.  The lease extensions increase the Company’s overall portfolio weighted average lease term from 12.3 years to 13.4 years.

Common Stock Repurchases

Subsequent to December 31, 2020, the Company received and completed 20 eligible repurchase requests for a total of 60,985 shares in the amount of $1,457,487.

Status of the Offerings

As of March 23, 2021, the Company had sold an aggregate of 6,818,704 shares of its common stock (consisting of 3,455,275 Class AX shares, 1,463,792 Class TX shares, 1,195,971 Class IX, 143,293 Class T shares, 115,798 Class D shares, 1,569 Class S Shares, and 443,006 Class I shares) in the Offerings resulting in net proceeds of $166,821,149 to the Company as payment for such shares.

Distributions

As authorized by the board of directors of the Company, on March 3, 2021, the Company declared the following distributions for each class of the Company’s common stock as rounded to the nearest three decimal places ($1.55 on an annual basis):

Gross Distribution
Class T Shares	$0.119
Class S Shares	$0.119
Class D Shares	$0.119
Class I Shares	$0.119
Class AX Shares	$0.119
Class TX Shares	$0.119
Class IX Shares	$0.119

The net distributions for each class of common stock (which represents the gross distributions described above less the distribution fee for the applicable class of common stock as described in the Company’s applicable prospectus) are payable to stockholders of record immediately following the close of business on February 28, 2021 and will be paid on or about March 7, 2021. These distributions will be paid in cash or reinvested in shares of the Company’s common stock for stockholders participating in the Company’s distribution reinvestment plan. Some or all of the cash distributions may be paid from sources other than cash flow from operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

The market risk associated with financial instruments and derivative financial instruments is the risk of loss from adverse changes in market prices or interest rates. The Company’s interest rate risk management objectives are to limit the impact of interest rate changes in earnings and cash flows and to manage overall borrowing costs. To achieve these objectives, from time to time, the Company may enter into interest rate hedge contracts such as swaps, collars and treasury lock agreements in order to mitigate interest rate risk with respect to various debt instruments. The Company would not hold or issue these derivative contracts for trading or speculative purposes. As of December 31, 2020, there are no such hedging contracts outstanding. The Company does not have any foreign operations and thus is not exposed to foreign currency fluctuations.

Interest Rate Risk

As of December 31, 2020, the Company had fixed rate debt of $84.1 million, and therefore, is not exposed to interest rate changes in LIBOR.

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

As of December 31, 2020, lease expirations related to the Company’s portfolio of real estate assets (excluding multifamily) based on relative contribution to NAV for each asset were as follows:

•	2020-2023 – 6%
•	2024 – 2027 – 0%
•	2028 – 2031 – 29%
•	After 2031 – 65%

As of December 31, 2020, the industry concentration of the Company’s portfolio of real estate assets and cash based on relative contribution to NAV for each asset was as follows:

•	Single Tenant Office – 40%
•	Industrial – 24%
•	Walgreens – 19%
•	Multifamily – 3%
•	Cash – 14%

As of December 31, 2020, the geographic concentration of the Company’s portfolio of real estate assets based on relative contribution to NAV for each asset was as follows:

•	Ohio – 26%
•	South Carolina – 19%
•	Texas – 10%
•	Michigan – 9%
•	Arizona – 9%
•	Oklahoma – 7%
•	Illinois – 6%
•	California – 6%
•	Pennsylvania – 6%
•	Arkansas – 2%

As of December 31, 2020, the investment type concentration of the Company’s portfolio of real estate assets based on relative contribution to NAV for each asset was as follows:

•	Common Equity – 88%
•	Mezzanine Loan – 6%
•	Preferred Equity – 6%

As of December 31, 2020, the tenant credit profile concentration of the Company’s portfolio of real estate assets (excluding multifamily) based on relative contribution to NAV for each asset was as follows:

•	Unrated – 39%
•

Investment Grade – 49% (Includes the tenant of the FM Property: Daimler Trucks North America, LLC. Daimler AG, the parent company of Daimler Trucks North America, LLC, is rated A3 by Moody’s. Daimler AG does not guarantee the lease.)

•	Non-Investment Grade – 12%

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

Under the supervision and with the participation of management, including the CEO and CFO, the Company carried out an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2020 based on the “Internal Control-Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2020.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 11. Executive Compensation*

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters*

Item 13. Certain Relationships and Related Transactions, and Director Independence*

Item 14. Principal Accounting Fees and Services*

__________________________

*

The information that is required by Items 10, 11, 12, 13 and 14 (other than the information included in this Annual Report on Form 10-K) is incorporated herein by reference from the definitive proxy statement relating to the 2021 Annual Meeting of Stockholders of the Company, which is to be filed with the U.S. Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, no later than 120 days after the end of the Company’s fiscal year ended December 31, 2020.

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

4.1	Form of Subscription Agreement for the Initial Offering (included as Appendix A to the Prospectus dated April 23, 2019, filed with the SEC on April 24, 2019 and incorporated by reference herein)
4.2	Amended and Restated Distribution Reinvestment Plan (included as Appendix B to the Prospectus dated August 10, 2020, filed with the SEC on August 12, 2020 and incorporated by reference herein)
4.3	Form of Subscription Agreement for the Follow-On Offering (included as Appendix A to the Prospectus dated July 31, 2020, filed with the SEC on July 31, 2020 and incorporated by reference herein)
4.4*	Description of Registrant’s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934
10.1

Amended and Restated Advisory Agreement, by and among Cantor Fitzgerald Income Trust, Inc., (formerly known as Rodin Global Property Trust, Inc.), Cantor Fitzgerald Income Trust Operating Partnership. L.P., (formerly known as Rodin Global Property Trust Operating Partnership, L.P.), Cantor Fitzgerald Income Advisors, LLC, (formerly known as Rodin Global Property Advisors, LLC), and Cantor Fitzgerald Investors, LLC (formerly known as Rodin Global Property Trust OP Holdings, LLC) and Cantor Fitzgerald Income Trust OP Holdings, LLC, dated June 29, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on July 6, 2018)

10.2

Amendment No. 1 Amended and Restated Advisory Agreement, dated as of September  28, 2019, by and among Cantor Fitzgerald Income Trust, Inc. (formerly known as Rodin Global Property Trust, Inc.), Cantor Fitzgerald Income Trust Operating Partnership, L.P. (formerly known as Rodin Global Property Trust Operating Partnership, L.P) , Cantor Fitzgerald Income Advisors, LLC (formerly known as Rodin Global Property Advisors, LLC), and Cantor Fitzgerald Investors, LLC and Cantor Fitzgerald Income Trust OP Holdings, LLC (formerly known as Rodin Global Property Trust OP Holdings, LLC) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2019)

10.3

Agreement of Limited Partnership of Cantor Fitzgerald Income Trust Operating Partnership, L.P. (formerly known as Rodin Global Property Trust Operating Partnership, L.P.) dated March 23, 2017 (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed on May 12, 2017)

10.4

Amended and Restated Distribution Support Agreement between Cantor Fitzgerald Investors, LLC and Cantor Fitzgerald Income Trust, Inc. (formerly known as Rodin Global Property Trust, Inc.) dated March 21, 2019 (incorporated by reference to Exhibit 10.5 to the Company’s Form 10-K filed on March 27, 2019)

10.5

Cantor Fitzgerald Income Trust, Inc. (formerly known as Rodin Global Property Trust, Inc.) Long-Term Incentive Plan (incorporated by reference to Exhibit 10.7 to the Company’s Form 10-Q filed on May 12, 2017)

10.6	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.6 to the Company’s Form S-11 (File No. 333-221814), filed with the SEC on November 30, 2017)
10.7

Reimbursement Agreement among Cantor Fitzgerald Income Trust, Inc. (formerly known as Rodin Global Property Trust, Inc.), Cantor Fitzgerald Investors, LLC and Cantor Fitzgerald Income Trust OP Holdings, LLC (formerly known as Rodin Global Property Trust OP Holdings, LLC) dated March 23, 2017 (incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q filed on May 12, 2017)

10.8

Agreement of Purchase and Sale by and between LIC Charlotte Office Building, Inc., and Cantor Real Estate Investment Management Investments, LLC dated December 19, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on February 2, 2018)

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

10.13	Dealer Manager Agreement between Cantor Fitzgerald Income Trust Inc. and Cantor Fitzgerald & Co., (incorporated by reference to Exhibit 1.1 of the Company’s Form 8-Kfiled on August 14, 2020)
10.14

Reimbursement Agreement, dated April 30, 2019, by and between Cantor Fitzgerald Income Trust, Inc. (formerly known as Rodin Global Property Trust, Inc.) and CF Real Estate Holdings, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on May 15, 2019)

10.15

Consent and Assumption Agreement, dated April 30, 2019, by and among 3596 Alpine Ave, LLC, CF Real Estate Holdings, LLC, Cantor Fitzgerald Income Trust, Inc. and Wells Fargo Bank, National Association, as Trustee for the Benefit of the Registered Holders of UBS Commercial Mortgage Trust 2017-C2, Commercial Mortgage Pass-through Certificates, Series 2017-C2, whose Master Servicer is Midland Loan Services, a division of PNC Bank, National Association (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed on May 15, 2019)

10.16

Guaranty Agreement, dated as of April 30, 2019, by Cantor Fitzgerald Income Trust, Inc. (formerly known as Rodin Global Property Trust, Inc.), in favor of Wells Fargo Bank, National Association, as Trustee for the Registered Holders of Morgan Stanley Capital I Trust 2018-L1, Commercial Mortgage Pass-through Certificates, Series 2018-L1 (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed on May 15, 2019)

10.17

Environmental Indemnity Agreement, dated as of April 30, 2019, by 3075 Loyalty Circle Owner, LLC and Cantor Fitzgerald Income Trust, Inc. in favor of Wells Fargo Bank, National Association, as Trustee for the Registered Holders of Morgan Stanley Capital I Trust 2018-L1, Commercial Mortgage Pass-through Certificates, Series 2018-L1 (incorporated by reference to Exhibit 10.5 to the Company’s 10-Q filed on May 15, 2019)

10.18

Second Amended and Restated Advisory Agreement by and among Cantor Fitzgerald Income Trust,    Inc., Cantor Fitzgerald Income Advisors, LLC, Cantor Fitzgerald Income Trust Operating Partnership, L.P. and Cantor Fitzgerald Investors, LLC (incorporated by reference to Exhibit 10.1 of  the Company’s Form 8-K filed on August 14, 2020)

10.19

Amended and Restated Operating Partnership Agreement of Cantor Fitzgerald Income Trust Operating Partnership, L.P. (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on August 14, 2020)

10.20

Amended and Restated Operating Partnership Agreement of Cantor Fitzgerald Income Trust Operating Partnership, L.P.(incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed on August 14, 2020)

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

The following materials from Cantor Fitzgerald Income Trust, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2020 are formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Changes in Equity; (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

*	Filed herewith.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CANTOR FITZGERALD INCOME TRUST, INC.

Date: March 25, 2021	By:	/s/ Howard W. Lutnick
Howard W. Lutnick
Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Howard W. Lutnick and John C. Griffin, and each of them severally, his true and lawful attorney-in-fact with power of substitution and re-substitution to sign in his name, place and stead, in any and all capacities, to do any and all things and execute any and all instruments that such attorney may deem necessary or advisable under the Securities Exchange Act of 1934 and any rules, regulations and requirements of the U.S. Securities and Exchange Commission in connection with this Annual Report on Form 10-K and any and all amendments hereto, as fully for all intents and purposes as he might or could do in person, and hereby ratifies and confirms all said attorneys-in-fact and agents, each acting alone, and his substitute or substitutes, may lawfully do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Howard W. Lutnick	Chief Executive Officer and Chairman of the Board of Directors	March 25, 2021
Howard W. Lutnick	(Principal Executive Officer)

/s/ John C. Griffin	Chief Financial Officer	March 25, 2021
John C. Griffin	(Principal Financial Officer and Principal Accounting Officer)

/s/ Arthur F. Backal	Director	March 25, 2021
Arthur F. Backal

/s/ John M. Matteson	Director	March 25, 2021
John M. Matteson

/s/ Dean Palin	Director	March 25, 2021
Dean Palin

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Cantor Fitzgerald Income Trust, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cantor Fitzgerald Income Trust, Inc. (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, changes in equity, and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

New York, New York

March 25, 2021

CANTOR FITZGERALD INCOME TRUST, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2020	December 31, 2019
Assets
Investment in real estate, net of accumulated depreciation of $8,590,986 and $4,275,639, respectively	$154,790,052	$159,105,399
Cash and cash equivalents	33,524,830	17,305,001
Investments in real estate-related assets	31,966,940	24,400,000
Intangible assets, net of accumulated amortization of $4,110,547 and $1,876,930, respectively	18,576,118	20,809,735
Deferred rent receivable	1,788,266	1,225,863
Prepaid expenses and other assets	431,768	461,251
Due from related party	275,464	49,910
Stock subscriptions receivable	—	261,038
Total assets	$241,353,438	$223,618,197
Liabilities and Equity
Liabilities
Loans payable, net of deferred financing costs of $764,753 and $841,615, respectively	$83,380,431	$83,303,569
Intangible liabilities, net of accumulated amortization of $1,264,464 and $416,574, respectively	7,800,852	8,648,742
Due to related parties	1,438,450	2,057,181
Distributions payable	1,595,148	668,092
Accounts payable and accrued expenses	574,925	16,384
Deferred revenue	570,362	561,056
Accrued interest payable	273,200	273,200
Restricted reserves	200,487	33,124
Total liabilities	95,833,855	95,561,348
Stockholders' equity
Controlling interest
Preferred stock, $0.01 par value per share, 50,000,000 shares authorized, and 0 issued and outstanding at each December 31, 2020 and December 31, 2019	—	—
Class AX common stock, $0.01 par value per share, 10,000,000 shares authorized, and 3,458,541 and 3,158,796 issued and outstanding at December 31, 2020 and December 31, 2019, respectively	34,585	31,580
Class TX common stock, $0.01 par value per share, 5,000,000 shares authorized, and 1,472,875 and 1,327,819 issued and outstanding at December 31, 2020 and December 31, 2019, respectively	14,729	13,278
Class IX common stock, $0.01 par value per share, 5,000,000 shares authorized, and 1,218,108 and 853,734 issued and outstanding at December 31, 2020 and December 31, 2019, respectively	12,181	8,537
Class T common stock, $0.01 par value per share, 100,000,000 shares authorized, and 44,884 and 0 issued and outstanding at December 31, 2020 and December 31, 2019, respectively	449	—
Class S common stock, $0.01 par value per share, 20,000,000 shares authorized, and 1,567 and 0 issued and outstanding at December 31, 2020 and December 31, 2019, respectively	16	—
Class D common stock, $0.01 par value per share, 60,000,000 shares authorized, and 39,281 and 0 issued and outstanding at December 31, 2020 and December 31, 2019, respectively	393	—
Class I common stock, $0.01 par value per share, 200,000,000 shares authorized, and 160,013 and 0 issued and outstanding at December 31, 2020 and December 31, 2019, respectively	1,600	—
Additional paid-in capital	161,040,483	135,507,823
Retained earnings/accumulated deficit and cumulative distributions	(17,735,594)	(10,543,287)
Total controlling interest	143,368,842	125,017,931
Non-controlling interests in subsidiaries	2,150,741	3,038,918
Total stockholders' equity	145,519,583	128,056,849
Total liabilities and stockholders' equity	$241,353,438	$223,618,197

The accompanying notes are an integral part of these consolidated financial statements

CANTOR FITZGERALD INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the	For the
	Year Ended	Year Ended
	December 31, 2020	December 31, 2019
Revenues:
Rental revenues	$12,278,188	$9,593,852
Preferred return income	943,338	531,143
Income from mezzanine loan investment	1,006,466	172,038
Tenant reimbursement income	1,478,214	1,053,665
Total revenues	15,706,206	11,350,698
Operating expenses (income):
General and administrative expenses	149,133	401,546
Depreciation and amortization	6,518,670	4,990,793
Management fees	1,809,171	1,950,566
Property operating expenses	1,595,471	1,095,787
Total operating expenses	10,072,445	8,438,692
Other income (expense):
Income from investments in real estate-related assets	—	914,891
Interest income	57,479	251,616
Interest expense	(3,938,745)	(3,233,865)
Total other income (expense)	(3,881,266)	(2,067,358)
Net income (loss)	1,752,495	844,648
Net income (loss) attributable to non-controlling interest	(12,645)	(3,755)
Net income (loss) attributable to common stockholders	$1,765,140	$848,403
Weighted average shares outstanding	5,991,018	4,473,457
Net income (loss) per common share - basic and diluted	$0.29	$0.19

The accompanying notes are an integral part of these consolidated financial statements.

CANTOR FITZGERALD INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Controlling Interest
																Retained Earnings/
	Common Stock														Additional	Accumulated Deficit and	Non-	Total
	Class AX		Class TX		Class IX		Class I		Class T		Class D		Class S		Paid-In	Cumulative	controlling	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Distributions	interest	Equity
Balance as of January 1, 2019	2,116,562	$21,166	939,185	$9,392	401,639	$4,016	—	$—	—	$—	—	$—	—	$—	$84,467,731	$(4,737,537)	$179,950	$79,944,718
Common stock	1,028,373	10,275	371,196	3,711	442,990	4,430	—	—	—	—	—	—	—	—	46,314,629	—	—	46,333,045
Common stock repurchased	(44,316)	(443)	(4,135)	(41)	—	—	—	—	—	—	—	—	—	—	(1,197,222)	—	—	(1,197,706)
Distribution reinvestment	58,177	582	21,573	216	9,105	91	—	—	—	—	—	—	—	—	2,233,144	—	—	2,234,033
Offering costs, commissions and fees	—	—	—	—	—	—	—	—	—	—	—	—	—	—	3,689,541	—	—	3,689,541
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	848,403	(3,755)	844,648
Distributions declared on common stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(6,654,153)	—	(6,654,153)
Non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	2,862,723	2,862,723
Balance as of December 31, 2019	3,158,796	$31,580	1,327,819	$13,278	853,734	$8,537	—	$—	—	$—	—	$—	—	$—	$135,507,823	$(10,543,287)	$3,038,918	$128,056,849

	Controlling Interest
																Retained Earnings/
	Common Stock														Additional	Accumulated Deficit and	Non-	Total
	Class AX		Class TX		Class IX		Class I		Class T		Class D		Class S		Paid-In	Cumulative	controlling	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Distributions	interest	Equity
Balance as of January 1, 2020	3,158,796	$31,580	1,327,819	$13,278	853,734	$8,537	—	$—	—	$—	—	$—	—	$—	$135,507,823	$(10,543,287)	$3,038,918	$128,056,849
Common stock	377,318	3,781	153,033	1,531	362,238	3,622	159,581	1,596	44,884	449	39,256	393	1,566	16	28,324,265	—	—	28,335,653
Common stock repurchased	(154,701)	(1,547)	(38,325)	(383)	(21,017)	(210)	—	—	—	—	—	—	—	—	(5,058,871)	—	—	(5,061,011)
Distribution reinvestment	77,128	771	30,348	303	23,153	232	432	4	—	—	25	—	1	—	3,176,825	—	—	3,178,135
Offering costs, commissions and fees	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(909,559)	—	—	(909,559)
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	1,765,140	(12,645)	1,752,495
Distributions declared on common stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(8,957,447)	—	(8,957,447)
Non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(875,532)	(875,532)
Balance as of December 31, 2020	3,458,541	$34,585	1,472,875	$14,729	1,218,108	$12,181	160,013	$1,600	44,884	$449	39,281	$393	1,567	$16	$161,040,483	$(17,735,594)	$2,150,741	$145,519,583

The accompanying notes are an integral part of these consolidated financial statements.

CANTOR FITZGERALD INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the	For the
	Year Ended	Year Ended
	December 31,	December 31,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$1,752,495	$844,648
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	6,595,531	5,051,939
Gains from investments in real estate-related assets	—	(914,891)
Amortization of above-market lease intangibles	30,295	30,295
Amortization of below-market lease intangibles	(847,890)	(401,296)
Changes in assets and liabilities:
Proceeds from investments in real estate-related assets	6,760	1,539,503
(Increase) in deferred rent receivable	(562,403)	(881,724)
(Increase) in due from related party	(275,464)	—
Decrease in prepaid expenses and other assets	29,483	10,554
Increase/(decrease) in due to related parties	43,634	(1,433,176)
Increase in deferred revenue	9,306	63,599
Increase/(decrease) in restricted reserves	167,363	(168,067)
Increase/(decrease) in accounts payable and accrued expenses	44,412	(9,000)
Increase in accrued interest payable	—	113,345
Net cash provided by operating activities	6,993,522	3,845,729
Cash flows from investing activities:
Purchase of interest in real estate-related assets	(7,573,700)	(24,580,450)
Acquisition of real estate	—	(16,812,417)
Cash used in investing activities	(7,573,700)	(41,392,867)
Cash flows from financing activities:
Proceeds from issuance of common stock, net	27,074,677	46,269,414
Distributions	(5,638,039)	(4,176,995)
Payments from redemptions of common stock	(4,546,882)	(1,197,706)
Non-controlling interest distributions	(89,749)	—
Payment of deferred financing costs	—	(89,340)
Net cash provided by financing activities	16,800,007	40,805,373
Net increase in cash and cash equivalents	16,219,829	3,258,235
Cash and cash equivalents, at beginning of period	$17,305,001	$14,046,766
Cash and cash equivalents, at end of period	$33,524,830	$17,305,001
Supplemental disclosure of cash flow information:
Cash paid for interest	$3,861,884	$3,059,373
Non-cash investing and financing activities:
Distribution reinvestment	$3,178,135	$2,233,144
Distributions payable	$927,056	$243,125
Assumption of loans payable in conjunction with acquisitions of real estate	$—	$31,775,637
Fair value adjustment related to consolidation of net assets	$—	$4,476,918
Acquired non-controlling interests	$—	$3,037,918

The accompanying notes are an integral part of these consolidated financial statements.

CANTOR FITZGERALD INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Organization and Business Purpose

Cantor Fitzgerald Income Trust, Inc., formerly known as Rodin Global Property Trust, Inc. (the “Company”) was formed on February 2, 2016 as a Maryland corporation that has elected and qualified to be taxed as a real estate investment trust (“REIT”) for United States (“U.S.”) federal income tax purposes beginning with the taxable year ending December 31, 2017. The Company’s consolidated financial statements include Cantor Fitzgerald Income Trust Operating Partnership, L.P., formerly known as Rodin Global Property Trust Operating Partnership, L.P. (the “Operating Partnership”) and its operating subsidiaries. Substantially all of the Company’s business is conducted through the Operating Partnership, a Delaware partnership formed on February 11, 2016. The Company is the sole general and a limited partner of the Operating Partnership. Unless the context otherwise requires, the “Company” refers to the Company and the Operating Partnership. The Company currently operates its business in one reportable segment, which focuses on investing in and managing income-producing commercial properties and other real estate-related assets.

On February 2, 2016, the Company was capitalized with a $200,001 investment by the Company’s sponsor, Cantor Fitzgerald Investors, LLC (“CFI”) through the purchase of 8,180 Class A shares. In addition, a wholly owned subsidiary of CFI, Cantor Fitzgerald Income Trust OP Holdings, LLC, formerly known as Rodin Global Property Trust OP Holdings, LLC (the “Special Unit Holder”), has invested $1,000 in the Operating Partnership and has been issued a special class of limited partnership units (“Special Units”), which is recorded as a non-controlling interest on the consolidated balance sheet as of December 31, 2020. The Company registered with the Securities and Exchange Commission (“SEC”) an offering of up to $1.25 billion in shares of common stock, consisting of up to $1.0 billion in shares in the Company’s primary offering (the “Primary Offering”) and up to $250 million in shares pursuant to its distribution reinvestment plan (the “DRP”, and together with the Primary Offering, the “Initial Offering”). On May 18, 2017, the Company satisfied the minimum offering requirement as a result of CFI’s purchase of $2.0 million in Class I shares (the “Minimum Offering Requirement”). On March 20, 2020, the Company filed a registration statement on Form S-11 with the SEC for a proposed second public offering (the “Follow-On Offering”). Subsequently, on July 31, 2020, the Company terminated the Primary Offering but is continuing to offer up to $50.0 million of common stock pursuant to the DRP. On August 10, 2020, the SEC declared the Follow-On Offering effective. In the Follow-On Offering, the Company is offering up to $1 billion in shares of common stock in a primary offering on a best efforts basis and $250 million in shares of common stock to be issued pursuant to the DRP. On July 30, 2020, the Company, amended its charter (as amended, the “Charter”) to redesignate its currently issued and outstanding Class A shares of common stock, Class T shares of common stock and Class I shares of common stock as “Class AX Shares,” “Class TX Shares” and “Class IX Shares,” respectively. In addition, on July 30, 2020, as set forth in the Charter, the Company has reclassified the authorized but unissued portion of its common stock into four additional classes of common stock: Class T Shares, Class S Shares, Class D Shares, and Class I Shares. The Class AX shares, Class TX shares and Class IX shares generally have the same rights, including voting rights, as the Class T shares, Class S shares, Class D shares and Class I shares that the Company is offering pursuant to the Follow-On Offering (Refer to Note 8 – Stockholders’ Equity).

Upon commencement of the Follow-On Offering, on August 10, 2020, the Company began operating as a non-exchange traded perpetual-life REIT instead of operating as a REIT of finite duration. In connection with the determination to operate as a perpetual-life REIT, the Company’s board of directors has determined to update the Company’s investment strategy. Prior to the commencement of the Follow-On Offering, the Company’s investment strategy was focused primarily on the acquisition of single-tenant net leased commercial properties located in the United States, United Kingdom and other European countries, as well as origination and investment in loans related to net leased commercial properties. Currently, the Company intends to invest in a diversified portfolio of income-producing commercial real-estate and debt secured by commercial real estate located primarily in the United States. The Company will seek to invest: (a) at least 80% of its assets in properties and real estate-related debt; and (b) up to 20% of its assets in real estate-related securities.

As of December 31, 2020, the Company owned the following investments:

•	A retail property located in Grand Rapids, Michigan (the “GR Property”).

•	An office property located in Fort Mill, South Carolina (the “FM Property”).

•	An office property located in Columbus, Ohio (the “CO Property”).

•	A flex industrial property located in Lewisville, TX (the “Lewisville Property”).
•	A Delaware Statutory Trust, CF Net Lease Portfolio IV DST (the “DST”), which owns seven properties (individually, a “DST Property” and collectively, the “DST Properties”).

CANTOR FITZGERALD INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

•	A majority interest in a joint venture with an unrelated third party (the “Battery Street SF JV”) that owns an office property located in San Francisco, California (the “SF Property”).

•	An industrial property located in Phoenix, Arizona (the “Buchanan Property”).

•	Interests (15%) in a Delaware Statutory Trust, CF Station Multifamily DST (the “Station DST”), which owns a multifamily residential property located in Irving, Texas (the “Station Property”).

The Company is externally managed by Cantor Fitzgerald Income Advisors, LLC, formerly known as Rodin Global Property Advisors, LLC (the “Advisor”), a Delaware limited liability company and wholly owned subsidiary of CFI. CFI is a wholly owned subsidiary of CFIM Holdings, LLC, which is a wholly owned subsidiary of Cantor Fitzgerald, L.P. (“CFLP”).

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

CANTOR FITZGERALD INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company evaluates all of its investments in real estate-related assets to determine if they are VIEs utilizing judgments and estimates that are inherently subjective. If different judgments or estimates were used for these evaluations, it could result in differing conclusions as to whether or not an entity is a VIE and whether or not to consolidate such entity. As of December 31, 2020, and December 31, 2019, the Company concluded that it had investments in VIEs. Refer to Note 10 – Variable Interest Entities for additional information.

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

Deferred Rent Receivable

Deferred rent receivable represents rent earned in excess of rent received as a result of straight-lining rents over the terms of the leases on the FM Property, the CO Property, the Lewisville Property, the SF Property, the Buchanan Property and the DST in accordance with ASC Topic 842, Leases. As of December 31, 2020, and December 31, 2019, Deferred rent receivable was $1,788,266 and $1,225,863, respectively.

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

CANTOR FITZGERALD INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate assets may not be recoverable. Impairment indicators that the Company considers include, but are not limited to, bankruptcy or other credit concerns of a property’s major tenant, such as a history of late payments, rental concessions and other factors, a significant decrease in a property’s revenues due to lease terminations, vacancies, co-tenancy clauses, reduced lease rates or other circumstances. When indicators of potential impairment are present, the Company assesses the recoverability of the assets by determining whether the carrying amount of the assets will be recovered through the undiscounted future cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying amount, the Company will adjust the real estate assets to their respective fair values and recognize an impairment loss. Generally, fair value is determined using a discounted cash flow analysis and recent comparable sales transactions. No impairment losses were recorded during the year ended December 31, 2020 or December 31, 2019 after the Company assessed the recoverability of its assets. As of December 31, 2020 and December 31, 2019, no impairment losses have been identified.

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

Income recognition is suspended for a mezzanine loan investment at the earlier of the date at which payments become 90-days past due or when, in the opinion of management, a full recovery of income and principal becomes doubtful. When the ultimate collectability of the principal of an impaired mezzanine loan investment is in doubt, all payments are applied to principal under the cost recovery method. When the ultimate collectability of the principal of an impaired mezzanine loan investment is not in doubt, contractual income from mezzanine loan is recorded as income from mezzanine loan when received, under the cash basis method until an accrual is resumed when the mezzanine loan investment becomes contractually current, and performance is demonstrated to be resumed. A mezzanine loan investment is written off when it is no longer realizable and/or legally discharged. No impairment losses were recorded during the year ended December 31, 2020, or December 31, 2019 after the Company assessed the recoverability of its assets. As of December 31, 2020 and December 31, 2019, no impairment losses have been identified.

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

Income recognition is suspended for a preferred equity investment at the earlier of the date at which payments become 90-days past due or when, in the opinion of management, a full recovery of income and principal becomes doubtful. When the ultimate collectability of the principal of an impaired preferred equity investment is in doubt, all payments are applied to principal under the cost recovery method. When the ultimate collectability of the principal of an impaired preferred equity investment is not in doubt, contractual preferred return income is recorded as preferred return income when received, under the cash basis method until an accrual is resumed when the preferred return investment becomes contractually current, and performance is demonstrated to be resumed. A preferred return investment is written off when it is no longer realizable and/or legally discharged. No impairment losses were recorded during the year ended December 31, 2020 or December 31, 2019 after the Company assessed the recoverability of its assets. As of December 31, 2020, and December 31, 2019, no impairment losses have been identified.

Unconsolidated Equity Method Investments

The Company performs consolidation analysis in accordance with ASC Topic 810, Consolidation, as described in the “Variable Interest Entities” section of Note 2 — Summary of Significant Accounting Policies. The Company has determined, as a result of its analysis, that it is not the primary beneficiary of its investment in the Station DST, and therefore has not consolidated the entity. The Company has accounted for its investment in the Station DST, which is controlled and managed by CFI, under the equity method of accounting, and included within Investments in real estate-related assets on the Company’s consolidated balance sheet. In accordance with ASC Topic 323, Investments-Equity Method and Joint Ventures, the Company is able to exercise significant influence over this investee. Under the equity method, the investment is adjusted each period for capital contributions and distributions and its share of the entity’s net income (loss). Capital contributions, distributions and net income (loss) of such entity is recorded in accordance with the terms of the governing documents. An allocation of net income (loss) may differ from the stated ownership percentage interest in such entity as a result of preferred returns and allocation formulas, if any, as described in such governing documents. Investments in real estate-related assets are periodically reviewed for impairment based on projected cash flows from the underlying investment. If an impairment is identified, the carrying value of the investment will be reduced to the anticipated recoverable amount. As of December 31, 2020 and December 31, 2019, no impairment has been identified.

Deferred Financing Costs

Costs incurred in connection with obtaining financing are capitalized and amortized over the term of the related loan on a straight-line basis, which approximates the effective interest method. The carrying value of the deferred financing costs at December 31, 2020 and December 31, 2019 was $764,753 and $841,615, respectively, which is net of accumulated amortization of $158,042 and $81,181, respectively, and recorded as an offset to the related debt. For the years ended December 31, 2020 and December 31, 2019, amortization of deferred financing costs was $76,861 and $61,147, respectively, and is included in Interest expense on the accompanying consolidated statements of operations.

Revenue Recognition

Rental revenue is recognized on a straight-line basis over the life of the respective leases.

Preferred return income from the Company’s preferred equity investment is recognized when earned and accrued based on the outstanding investment balance.

Income from mezzanine loan investment is recognized when earned and accrued based on the outstanding loan balance.

CANTOR FITZGERALD INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Subscriptions Receivable

As prescribed by ASC Topic 505, Equity, Stock subscriptions receivable represent the purchase of common stock for which the Company has not yet received payment from the purchaser. As of December 31, 2020, and December 31, 2019, Stock subscriptions receivable were $0 and $261,038, respectively. The amount of outstanding Stock subscriptions receivable as of December 31, 2019 was received by the Company during January 2020.

Due from Related Party

Due from related party includes amounts owed to the Company by CFI pursuant to the terms of the sponsor support agreement for the reimbursement of selling commissions and dealer manager fees, as well as other amounts from the Advisor, which at December 31, 2020 and December 31, 2019 was $275,464 and $49,910, respectively. Due to the termination of the Primary Offering, there was no Sponsor Support (as defined below in Note 9 – Related Party Transactions) outstanding at December 31, 2020. The amount of Sponsor Support outstanding at December 31, 2019 was received by the Company during January 2020.

Deferred Revenue

Deferred revenue represents unearned rent received in advance from tenants at certain of the Company’s properties, which at December 31, 2020 and December 31, 2019 was $570,362 and $561,056, respectively.

Restricted Reserves

Restricted reserves is comprised of amounts received from tenants at certain of the Company’s properties for recoverable property operating expenses to be paid by the Company on behalf of the tenants, pursuant to the terms of the respective net lease arrangements, which at December 31, 2020 and December 31, 2019 was $200,487 and $33,124, respectively.

Tenant Reimbursement Income

Certain property operating expenses, including real estate taxes and insurance, among others, are paid by the Company and are reimbursed by the tenants of the Company’s properties pursuant to the terms of the respective net leases. These reimbursements are reflected as Tenant reimbursement income in the accompanying consolidated statements of operations, which, for the year ended December 31, 2020 and December 31, 2019 was $1,478,214 and $1,053,665, respectively.

Property Operating Expenses

Certain property operating expenses, including real estate taxes and insurance, among others, are paid by the Company and may be reimbursed by the tenants of the Company’s properties pursuant to the terms of the respective net leases. These expenses incurred are reflected as Property operating expenses in the accompanying consolidated statements of operations, which for the year ended December 31, 2020 and December 31, 2019 was $1,595,471 and $1,095,787, respectively.

Due to Related Parties

Due to related parties is comprised of amounts contractually owed by the Company for various services provided to the Company from related parties, which at December 31, 2020 and December 31, 2019 was $1,438,450 and $2,057,181, respectively (See Note 9 – Related Party Transactions).

Organization and Offering Costs

The Advisor has agreed to pay, on behalf of the Company, all organizational and offering costs (including legal, accounting, and other costs attributable to the Company’s organization and offering, but excluding upfront selling commissions, dealer manager fees and distribution fees) (“O&O Costs”) through the first anniversary of the date on which the Company satisfied the Minimum Offering Requirement, which was May 18, 2018 (the “Escrow Break Anniversary”). After the Escrow Break Anniversary, the Advisor, in its sole discretion, may pay some or all of the additional O&O Costs incurred, but is not required to do so. To the extent the Advisor pays such additional O&O Costs, the Company is obligated to reimburse the Advisor subject to the 1% Cap (as defined below). Following the Escrow Break Anniversary, the Company began reimbursing the Advisor for payment of O&O Costs on a monthly basis, which will continue through the period ended May 18, 2021; provided, however, that the Company will not be obligated to pay any amounts that as a result of such payment would cause the aggregate payments for O&O Costs (less selling commissions, dealer manager fees and distribution fees) paid to the Advisor to exceed 1% of gross proceeds from all the Company’s public offerings (the “1% Cap”), as of such payment date. Any amounts not reimbursed in any period shall be included in determining any reimbursement liability for a subsequent period. As of December 31, 2020, the Advisor has continued to pay all O&O Costs on behalf of the Company.

CANTOR FITZGERALD INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2020, and December 31, 2019, the Advisor has incurred O&O Costs on the Company’s behalf of $9,946,509 and $8,613,586, respectively. As of December 31, 2020, and December 31, 2019, the Company is obligated to reimburse the Advisor for O&O Costs in the amount of $312,284 and $789,661, respectively, which is included within Due to related parties in the accompanying consolidated balance sheets. As of December 31, 2020, and December 31, 2019, organizational costs of $90,675 and $90,232, respectively, were expensed, and offering costs of $1,551,287 and $1,287,203, respectively, were charged to stockholders’ equity. As of December 31, 2020, and December 31, 2019, the Company has made reimbursement payments of $1,329,678 and $587,774, respectively, to the Advisor for O&O Costs incurred.

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

Earnings Per Share

Basic net income (loss) per share of common stock is determined by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is determined by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period, including common stock equivalents. As of December 31, 2020, and December 31, 2019, there were no material common stock equivalents that would have a dilutive effect on net income (loss) per share for common stockholders. All classes of common stock are allocated net income (loss) at the same rate per share.

For the years ended December 31, 2020 and December 31, 2019, basic and diluted net income per share was $0.29 and $0.19, respectively.

CANTOR FITZGERALD INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This standard requires lessees to recognize a right-of-use (“ROU”) asset and lease liability for all leases with terms of more than 12 months. Recognition, measurement and presentation of expenses will depend on the classification of a lease as a finance or operating lease. The amendments also require certain quantitative and qualitative disclosures. Accounting guidance for lessors is mostly unchanged. In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842: Leases, to clarify how to apply certain aspects of the new leases standard. The amendments address the rate implicit in the lease, impairment of the net investment in the lease, lessee reassessment of lease classification, lessor reassessment of lease term and purchase options, variable payments that depend on an index or rate and certain transition adjustments, among other issues. In addition, in July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, which provides an additional (and optional) transition method to adopt the new leases standard. Under this transition method, a reporting entity would initially apply the lease requirements at the effective date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption; continue to report comparative periods presented in the financial statements in the period of adoption in accordance with previous U.S. GAAP (i.e., ASC 840, Leases); and provide the required disclosures required by ASC 840 for all periods presented under that standard. Further, ASU No. 2018-11 contains an additional practical expedient that allows lessors to avoid separating lease and associated non-lease components within a contract if certain criteria are met. In December 2018, the FASB issued ASU No. 2018-20, Leases (Topic 842): Narrow-Scope Improvements for Lessors, to clarify guidance for lessors on sales taxes and other similar taxes collected from lessees, certain lessor costs and recognition of variable payments for contracts with lease and non-lease components. In March 2019, the FASB issued ASU 2019-01, Leases (Topic 842): Codification Improvements, to clarify certain application and transitional disclosure aspects of the leases standard. The amendments address determination of the fair value of the underlying asset by lessors that are not manufacturers or dealers and clarify interim period transition disclosure requirements, among other issues. The guidance in ASUs 2016-02, 2018-10, 2018-11 and 2018-20 was effective beginning January 1, 2019, with early adoption permitted; whereas the guidance in ASU 2019-01 was effective beginning January 1, 2020, with early adoption permitted. The Company adopted the above mentioned standards on January 1, 2019 using the effective date as the date of initial application. As a result, pursuant to this transition method financial information was not updated and the disclosures required under the leases standards were not provided for dates and periods before January 1, 2019. The guidance provides a number of optional practical expedients to be utilized upon transition. Accordingly, the Company has elected the ‘package of practical expedients,’ which permitted the Company not to reassess under the leases standard its prior conclusions about lease identification, lease classification and initial direct costs. The Company did not elect the use-of-hindsight or the practical expedient pertaining to land easements, with the latter not being applicable to the Company. While the guidance identifies common area (building) maintenance as a non-lease component of the Company’s real estate lease contracts, the Company has applied the practical expedient to account for its real estate leases and associated common area maintenance (“CAM”) service components as a single, combined operating lease component, however, the CAM service component is not material to the Company’s consolidated financial statements. Consequently, the application of the guidance on contract components did not have a material effect on the Company’s consolidated financial statements. In addition, due to the standard’s narrowed definition of initial direct costs, the Company will expense as incurred significant lease origination costs that were previously capitalized as initial direct costs and amortized to expense over the lease term. As these types of costs have not historically been incurred by the Company, the change in accounting did not have a material impact on the Company’s consolidated financial statements. See Note 3 — Investment in Real Estate for additional information on the Company’s leasing arrangements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. The guidance is part of the FASB’s disclosure framework project, whose objective and primary focus are to improve the effectiveness of disclosures in the notes to financial statements. The ASU eliminates, amends and adds certain disclosure requirements for fair value measurements. The FASB concluded that these changes improve the overall usefulness of the footnote disclosures for financial statement users and reduce costs for preparers. The new standard will become effective for the Company beginning January 1, 2020 and early adoption is permitted for eliminated and modified fair value measurement disclosures. Certain disclosures are required to be applied prospectively and other disclosures need to be adopted retrospectively in the period of adoption. As permitted by the transition guidance in the ASU, the Company early adopted, eliminated and modified disclosure requirements as of September 30, 2018. The early adoption of this guidance did not have an impact on the Company’s consolidated financial statements. The additional disclosure requirements were adopted by the Company beginning January 1, 2020, and the adoption of these fair value measurement disclosures did not have an impact on the Company’s consolidated financial statements. See Note 13 — Fair Value Measurements for additional information.

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

New Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires financial assets that are measured at amortized cost to be presented, net of an allowance for credit losses, at the amount expected to be collected over their estimated life. Expected credit losses for newly recognized financial assets, as well as changes to credit losses during the period, are recognized in earnings. For certain purchased financial assets with deterioration in credit quality since origination (“PCD assets”), the initial allowance for expected credit losses will be recorded as an increase to the purchase price. Expected credit losses, including losses on off-balance-sheet exposures such as lending commitments, will be measured based on historical experience, current conditions and reasonable and supportable forecasts that affect the collectability of the reported amount. In November 2018, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, to clarify that operating lease receivables accounted for under ASC 842, Leases, are not in the scope of the new credit losses guidance, and, instead, impairment of receivables arising from operating leases should be accounted for in accordance with ASC 842, Leases. In April 2019, the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. The ASU makes changes to the guidance introduced or amended by ASU No. 2016-13 to clarify the scope of the credit losses standard and address guidance related to accrued interest receivable balances, recoveries, variable interest rates and prepayments, among other issues. In addition, in May 2019, the FASB issued ASU No. 2019-05, Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief. The amendments in this ASU allow entities, upon adoption of ASU No. 2016-13, to irrevocably elect the fair value option for financial instruments that were previously carried at amortized cost and are eligible for the fair value option under ASC 825-10, Financial Instruments: Overall. In November 2019, the FASB issued ASU No. 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842) Effective Dates. Pursuant to this ASU, the effective date of the new credit losses standard was deferred, and the new credit impairment guidance will become effective for the Company on January 1, 2023, under a modified retrospective approach, and early adoption is permitted. In addition, in November 2019, the FASB issued ASU No. 2019-11, Codification Improvements to Topic 326, Financial Instruments—Credit Losses. The amendments in this ASU require entities to include certain expected recoveries of the amortized cost basis previously written off, or expected to be written off, in the allowance for credit losses for PCD assets; provide transition relief related to troubled debt restructurings; allow entities to exclude accrued interest amounts from certain required disclosures; and clarify the requirements for applying the collateral maintenance practical expedient. The amendments in ASUs No. 2018-19, 2019-04, 2019-05, 2019-10 and 2019-11 are required to be adopted concurrently with the guidance in ASU No. 2016-13. The Company plans to adopt the standards on January 1, 2023. Management is continuing to implement the new credit losses guidance, including the assessment of the impact of the new guidance on the Company’s consolidated financial statements. Given the objective of the new standard, it is generally expected allowances for credit losses for the financial instruments within its scope would increase, however, the amount of any change will be dependent on the composition and quality of the Company’s portfolios at the adoption date as well as economic conditions and forecasts at that time.

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

CANTOR FITZGERALD INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In March 2020, the FASB issued ASU No. 2020-03, Codification Improvements to Financial Instruments. This ASU makes narrow-scope amendments related to various aspects pertaining to financial instruments and related disclosures by clarifying or improving the Codification. Certain guidance became effective for the Company for annual periods beginning January 1, 2020, and the adoption of this guidance did not have a material impact on the Company’s consolidated financial statements. The guidance related to credit losses will be effective for the Company on January 1, 2023. Early adoption is permitted. Management is currently evaluating the impact of the new credit losses guidance on the Company’s consolidated financial statements.

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The guidance is designed to provide relief from the accounting analysis and impacts that may otherwise be required for modifications to agreements (e.g., loans, debt securities, derivatives, and borrowings) necessitated by reference rate reform as entities transition away from LIBOR and other interbank offered rates to alternative reference rates. This ASU also provides optional expedients to enable companies to continue to apply hedge accounting to certain hedging relationships impacted by reference rate reform. Application of the guidance is optional and only available in certain situations. The ASU is effective upon issuance and generally can be applied through December 31, 2022. In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848): Scope. The amendments in this standard are elective and principally apply to entities that have derivative instruments that use an interest rate for margining, discounting, or contract price alignment that is modified as a result of reference rate reform (referred to as the “discounting transition”). The standard expands the scope of ASC 848, Reference Rate Reform and allows entities to elect optional expedients to derivative contracts impacted by the discounting transition. Similar to ASU No. 2020-04, provisions of this ASU are effective upon issuance and generally can be applied through December 31, 2022. Management is currently evaluating the impact of the new guidance on the Company’s consolidated financial statements.

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

In October 2020, the FASB issued ASU No. 2020-10, Codification Improvements. The standard amends the Codification by moving existing disclosure requirements to (or adding appropriate references in) the relevant disclosure sections. The ASU also clarifies various provisions of the Codification by amending and adding new headings, cross-referencing, and refining or correcting terminology. The new standard will become effective for the Company beginning January 1, 2022 and can be applied using either a modified retrospective or a fully retrospective method of transition. Management is currently evaluating the impact of the new guidance on the Company’s consolidated financial statements.

Note 3 – Investment in Real Estate

Investment in real estate, net consisted of the following at December 31, 2020 and December 31, 2019:

	December 31, 2020	December 31, 2019
Building and building improvements	$140,185,153	$140,185,153
Land	23,195,885	23,195,885
Total	163,381,038	163,381,038
Accumulated depreciation	(8,590,986)	(4,275,639)
Investment in real estate, net	$154,790,052	$159,105,399

CANTOR FITZGERALD INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2020, the Company owned interests in 13 real properties as described below:

Portfolio	Ownership Percentage	Location	Number of Properties	Square Feet	Remaining Lease Term(1)	Annualized Rental Income(2)	Acquisition Date	Purchase Price(3)
Walgreens Grand Rapids ("GR Property")	100%	Grand Rapids, MI	1	14,552	11.6 years	$500,000	July 2017	$7,936,508
CF Net Lease Portfolio IV DST ("DST Properties")	100%	Various	7	103,537	10.9 years	$2,323,749	September 2017	$35,706,642
Daimler Trucks North America Office Building ("FM Property")	100%	Fort Mill, SC	1	150,164	7.9 years	$2,670,638	February 2018	$40,000,000
Alliance Data Systems Office Building ("CO Property")	100%	Columbus, OH	1	241,493	11.7 years	$3,362,844	July 2018	$46,950,000
Hoya Optical Labs of America ("Lewisville Property")	100%	Lewisville, TX	1	89,473	7.4 years	$937,060	November 2018	$14,120,000
Williams Sonoma Office Building ("SF Property")	75%	San Francisco, CA	1	13,907	0.9 years	$582,860	September 2019	$11,600,000
Martin Brower Industrial Buildings ("Buchanan Property")	100%	Phoenix, AZ	1	93,302	11.2 years	$1,083,444	November 2019	$17,300,000

(1)   Reflects number of years remaining until the tenant’s first termination option.

(2)   Reflects the average annualized rental income for the lease.

(3)   Reflects the contract purchase price at 100% ownership as opposed to adjusted for current ownership percentage as applicable.

As of December 31, 2020, all of the Company’s properties were 100% leased and occupied.

Note 4 - Intangibles

The amortization of acquired above-market and/or below-market leases is recorded as an adjustment to Rental revenue on the consolidated statements of operations. For the years ended December 31, 2020 and December 31, 2019, the net amount of such amortization was included as an increase to rental income of $817,595 and $371,001, respectively.

The amortization of in-place leases is recorded as an adjustment to Depreciation and amortization expense on the consolidated statements of operations. For the year ended December 31, 2020 and December 31, 2019, the net amount of such amortization was $2,203,322 and $1,478,895, respectively.

As of December 31, 2020, and December 31, 2019, the gross carrying amount and accumulated amortization of the Company’s intangible assets consisted of the following:

	December 31, 2020	December 31, 2019
Intangible assets:
In-place lease intangibles	$22,234,766	$22,234,766
Above-market lease intangibles	451,899	451,899
Total intangible assets	22,686,665	22,686,665
Accumulated amortization:
In-place lease amortization	(4,005,777)	(1,802,455)
Above-market lease amortization	(104,770)	(74,475)
Total accumulated amortization	(4,110,547)	(1,876,930)
Intangible assets, net	$18,576,118	$20,809,735

CANTOR FITZGERALD INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The estimated future amortization on the Company’s intangible assets for each of the next five years and thereafter as of December 31, 2020 is as follows:

Year	In-place Lease Intangibles	Above-market Lease Intangibles	Total
2021	2,203,322	30,295	2,233,617
2022	1,757,989	30,295	1,788,284
2023	1,757,989	30,295	1,788,284
2024	1,757,989	30,295	1,788,284
2025	1,757,989	30,295	1,788,284
Thereafter	8,993,711	195,654	9,189,365
	$18,228,989	$347,129	$18,576,118

As of December 31, 2020, and December 31, 2019, the gross carrying amount and accumulated amortization of the Company’s Intangible liabilities consisted of the following:

	December 31, 2020	December 31, 2019
Intangible liabilities:
Below-market lease intangibles	$9,065,316	$9,065,316
Accumulated amortization:
Below-market lease amortization	(1,264,464)	(416,574)
Intangible liabilities, net	$7,800,852	$8,648,742

The estimated future amortization on the Company’s intangible liabilities for each of the next five years and thereafter as of December 31, 2020 is as follows:

Year	Below-market Lease Intangibles
2021	$847,890
2022	$687,001
2023	$687,001
2024	$687,001
2025	$687,001
Thereafter	$4,204,958
$7,800,852

Note 5 - Five Year Minimum Rental Payments

The estimated future minimum rents the Company expects to receive for the GR Property, FM Property, CO Property, Lewisville Property, the DST Properties, SF Property, and the Buchanan Property for each of the next five years and thereafter through the end of the primary term as of December 31, 2020 is as follows:

Year	GR Property	FM Property	CO Property	Lewisville Property	DST Properties	SF Property	Buchanan Property	Total
2021	$500,000	$2,560,296	$3,216,864	$915,933	$2,209,683	$586,073	$1,034,857	$11,023,706
2022	500,000	2,611,352	3,251,284	915,933	2,305,756	—	1,034,857	10,619,182
2023	500,000	2,663,909	3,286,073	943,411	2,305,756	—	1,075,458	10,774,607
2024	500,000	2,716,467	3,321,234	943,411	2,305,756	—	1,079,150	10,866,018
2025	500,000	2,770,526	3,356,771	971,713	2,320,167	—	1,079,150	10,998,327
Thereafter	3,750,000	8,649,446	23,572,354	2,443,858	14,344,686	—	6,938,465	59,698,809
Total	$6,250,000	$21,971,996	$40,004,580	$7,134,259	$25,791,804	$586,073	$12,241,937	$113,980,649

CANTOR FITZGERALD INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Illinois SPE originated a fixed rate, subordinate mezzanine loan in the amount of $12,595,000 to Chicago Grocery Mezz B, LLC, which is owned and controlled by USRA, for the acquisition of the IL Property for a contract purchase price of $124,950,000.

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

CANTOR FITZGERALD INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Station DST Interests

On November 25, 2020, the Company acquired, through the Operating Partnership, beneficial interests (the “Station Interests”) in the Station DST, for a purchase price of $7.6 million. The Station Interests were acquired in a private placement offering managed by an affiliate of CFI. The Station Interests held represent 15% of the Station DST.

On October 29, 2020, the Station DST acquired the fee simple interest in a 444-unit apartment community located in Irving, Texas (the “Station DST Property”), for a total purchase price of $106 million. The purchase price was comprised of $47.1 million in equity and $58.9 million in proceeds from a mortgage loan. At December 31, 2020, the Station DST Property is 94.59% occupied. As part of the acquisition, the Station DST received an appraisal of the Station DST Property as of September 15, 2020 with an appraised value of $107.4 million. This appraisal was conducted by a third-party licensed appraiser and was based upon the income approach (a direct capitalization analysis) and sales comparison approach.

The value of the Station Interests was based upon the Station DST Property appraisal, the fair market value of the mortgage loan encumbering the Station DST Property as of November 30, 2020, the other tangible assets and liabilities of the Station DST such as cash and reserves, each reflecting the Company’s ownership interest in the Station DST (15%).

Based on the Company’s consolidation analysis, the Company determined itself not to be the primary beneficiary of the Station DST and has therefore accounted for as investment in the Station DST under the equity method of accounting in accordance with ASC 323. The Company’s consolidation analysis was performed in accordance with ASC 810 as described in the “Variable Interest Entities” section of Note 2 — Summary of Significant Accounting Policies.

CANTOR FITZGERALD INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The results of operations for the Company’s investments in real estate-related assets for the year ended December 31, 2020 and December 31, 2019 are summarized below:

	For the Year Ended December 31,
DST Properties(2)	2020	2019
Revenues	$2,323,749	$2,323,751
Operating expenses	(1,272,520)	(1,193,685)
Other expenses, net	(1,050,424)	(1,047,556)
Net income (loss)	$805	$82,509

Net income (loss) attributable to the Company(1) (2)	$—	$137,147

	For the Year Ended December 31,
CO Property(3)	2020	2019
Revenues	$3,362,844	$3,362,844
Operating expenses	(1,455,207)	(1,454,305)
Other expenses, net	(1,377,443)	(1,377,652)
Net income (loss)	$530,194	$530,887

Net income (loss) attributable to the Company(1)	$—	$(11,177)

	For the Year Ended December 31,
Pennsylvania SPE(4)	2020	2019
Revenues	$943,338	$925,167
Operating expenses	(480)	(642)
Other expenses, net	1,412	4,242
Net income (loss)	$944,270	$928,767

Net income (loss) attributable to the Company(1)	$—	$253,441

	For the Year Ended December 31,
Illinois SPE(5)	2020	2019
Revenues	$1,006,466	$986,958
Operating expenses	(480)	(632)
Other expenses, net	1,505	4,529
Net income (loss)	$1,007,491	$990,855

Net income (loss) attributable to the Company(1)	$—	$535,480

	For the Year Ended December 31,
Station DST	2020	2019
Revenues	$626,008	$—
Operating expenses	(306,039)	—
Other expenses, net	(1,143,705)	—
Net income (loss)	$(823,736)	$—

Net income (loss) attributable to the Company(1) (6)	$—	$—
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

(6) As of December 31, 2020, the Company has not accrued any income (loss) from its investment in the Station DST.

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

As of December 31, 2020, and December 31, 2019, the Company’s Loans payable balance was $83,380,431 and $83,303,569, net of deferred financing costs, respectively. As of December 31, 2020, and December 31, 2019, deferred financing costs were $764,753 and $841,615, net of accumulated amortization of $158,042 and $81,181, respectively, which has been accounted for within Interest expense on the consolidated statements of operations.

CANTOR FITZGERALD INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information on the Company’s Loans payable as of December 31, 2020 and December 31, 2019 is as follows:

Description	December 31, 2020
	GR Property	FM Property	CO Property	DST Properties	Buchanan Property	Total
Principal amount of loans	$4,500,000	$21,000,000	$26,550,000	$22,495,184	$9,600,000	$84,145,184
Less: Deferred financing costs, net of accumulated amortization of $158,042	(53,485)	(148,297)	(203,743)	(277,618)	(81,610)	(764,753)
Loans payable, net of deferred financing costs and amortization	$4,446,515	$20,851,703	$26,346,257	$22,217,566	$9,518,390	$83,380,431

Description	December 31, 2019
	GR Property	FM Property	CO Property	DST Properties	Buchanan Property	Total
Principal amount of loans	$4,500,000	$21,000,000	$26,550,000	$22,495,184	$9,600,000	$84,145,184
Less: Deferred financing costs, net of accumulated amortization of $81,181	(61,682)	(166,872)	(221,196)	(303,146)	(88,719)	(841,615)
Loans payable, net of deferred financing costs and amortization	$4,438,318	$20,833,128	$26,328,804	$22,192,038	$9,511,281	$83,303,569

For the years ended December 31, 2020 and December 31, 2019, the Company incurred $3,861,884 and $3,172,718, respectively, of interest expense, which is included within Interest expense on the consolidated statements of operations. As of December 31, 2020, and December 31, 2019, $273,200 and $273,200 respectively, was unpaid and is recorded as accrued interest payable on the Company’s consolidated balance sheets. All of the unpaid interest expense accrued as of December 31, 2020 and December 31, 2019 was paid during January 2021 and January 2020, respectively.

Also included within Interest expense on the consolidated statements of operations is amortization of deferred financing costs, which, for the years ended December 31, 2020 and December 31, 2019, was $76,861 and $61,147, respectively.

The following table presents the future principal payments due under the Company’s loan agreements as of December 31, 2020:

Year	Amount
2021	$—
2022	—
2023	—
2024	—
2025	—
Thereafter	84,145,184
Total	$84,145,184

CANTOR FITZGERALD INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 – Stockholders’ Equity

Initial Public Offering

On October 17, 2016, the Company filed a registration statement with the SEC on Form S-11 in connection with the Initial Offering of up to $1.25 billion in shares of common stock, consisting of up to $1.0 billion in shares in its Primary Offering and up to $250 million in shares pursuant to its DRP. The registration statement was subsequently declared effective on March 23, 2017. On May 18, 2017, the Company satisfied the Minimum Offering Requirement for the Initial Offering as a result of CFI’s purchase of $2.0 million in Class I shares. On March 20, 2020, the Company filed a second registration statement on Form S-11 with the SEC for the Follow-On Offering. Subsequently, on July 31, 2020, the Company terminated the Primary Offering but is continuing to offer up to $50.0 million of common stock pursuant to the DRP pursuant to a Registration Statement on Form S-3. On August 10, 2020, the SEC declared the Follow-On Offering effective. In the Follow-On Offering, the Company is offering up to $1 billion in shares of common stock in a primary offering on a best efforts basis and $250 million in shares of common stock to be issued pursued to the DRP. Additionally, on July 30, 2020, the Company amended its charter (as amended, the “Charter”) to redesignate its issued and outstanding classes of common stock. As described in the Company’s Second Articles of Amendment to Second Articles of Amendment and Restatement, the Company has redesignated its currently issued and outstanding Class A shares of common stock, Class T shares of common stock and Class I shares of common stock as “Class AX Shares,” “Class TX Shares” and “Class IX Shares,” respectively. This change has not impacted the rights associated with the Class A shares. Class T shares and Class I Shares. In addition, on July 30, 2020, as set forth in the Charter, the Company has reclassified the authorized but unissued portion of its common stock into four additional classes of common stock: Class T Shares, Class S Shares, Class D Shares, and Class I Shares.

As of December 31, 2020, the Company’s total number of authorized shares was 400,000,000, consisting of 10,000,000 of Class AX authorized common shares, 5,000,000 of Class TX authorized shares 5,000,000 of Class IX authorized common shares, 100,000,000 of Class T authorized common shares, 20,000,000 of Class S authorized common shares, 60,000,000 of Class D authorized common shares, and 200,000,000 of Class I authorized common shares. The Class AX Shares, Class D Shares, Class I Shares, Class IX Shares, Class S Shares, Class T Shares and Class TX Shares have the same voting rights and rights upon liquidation, although distributions are expected to differ due to the distribution fees payable with respect to Class D Shares, Class S Shares, Class T Shares and Class TX Shares, which will reduce distributions to the holders of such classes of shares.

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

Cantor Fitzgerald & Co. (the “Dealer Manager”), a related party, provided dealer manager services in connection with the Initial Offering and, subsequently, the Follow On Offering, together (the “Offerings”). The Offerings are best efforts offerings, which means that the Dealer Manager is not required to sell any specific number or dollar amount of shares of common stock in each of the Offerings, but will use its best efforts to sell the shares of common stock. The Company has entered into the dealer manager agreement with the Dealer Manager in connection with the Initial Offering (the “IPO Dealer Manager Agreement”) and, on August 10, 2020, upon commencement of the Follow-On Offering, has entered into the dealer manager agreement with the Dealer Manager (the “Follow-On Dealer Manager Agreement,” and, collectively with the IPO Dealer Manager Agreement, the “Dealer Manager Agreements”) pursuant to which the Dealer Manager was designated as the dealer-manager for the Follow-On Offering.

As of December 31, 2020, the Company had sold 6,387,089 shares of its common stock (consisting of 3,450,361 Class AX Shares, 1,472,875 Class TX Shares and 1,218,108 Class IX Shares, 160,013 Class I Shares, 44,884 Class T Shares, 39,281 Class D Shares and 1,567 Class S Shares) in the Offerings for aggregate net proceeds of $156,649,126. As of December 31, 2019, the Company had sold 5,332,169 shares of its common stock (consisting of 3,150,616 Class AX Shares, 1,327,819 Class TX Shares and 853,734 Class IX Shares) in the Offerings for aggregate net proceeds of $131,583,672.

CANTOR FITZGERALD INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Distributions

The Company’s board of directors has authorized, and the Company has declared, distributions through August 31, 2020 in an amount equal to $0.004253787, and for the period September 1, 2020 through April 1, 2021 in an amount equal to $0.004234973 per day (or approximately $1.55 on an annual basis) per each share of common stock, less, for holders of certain classes of shares, the distribution fees that are payable with respect to such classes of shares as further described in the applicable prospectus. The distributions are payable by the 5th business day following each month end to stockholders of record at the close of business each day during the prior month.

To ensure that the Company has sufficient funds to cover cash distributions authorized and declared during the Initial Offering, the Company and CFI entered into a distribution support agreement, as amended (the “Distribution Support Agreement”). The terms of the agreement provide that in the event that cash distributions exceed modified funds from operations (“MFFO”), defined as a supplemental measure to reflect the operating performance of a non-traded REIT, for any calendar quarter through the termination of the Primary Offering, CFI shall purchase Class IX Shares from the Company in an amount equal to the distribution shortfall, up to $5 million (less the $2.0 million of shares purchased by CFI in order to satisfy the Minimum Offering Requirement). On August 10, 2020, the Company and CFI entered into Second Amended and Restated Distribution Support Agreement (the “Amended Distribution Support Agreement”) to ensure that the Company has a sufficient amount of funds to pay cash distributions to stockholders during the Follow-On Offering. Pursuant to the Amended Distribution Support Agreement, in the event that cash distributions exceed MFFO, CFI will purchase Class I Shares from the Company in the Follow-On Offering in an amount equal to the distribution shortfall, up to $5 million (less the $2.0 million of shares purchased by CFI in order to satisfy the Minimum Offering Requirement and any shares purchased by CFI pursuant to the Distribution Support Agreement in the Initial Offering). As of December 31, 2020, CFI’s remaining obligation pursuant to the Amended Distribution Support Agreement is limited to $1,867,720.

As of December 31, 2020, and December 31, 2019, the Company has declared distributions of $19,102,079 and $10,144,642, respectively, of which $809,365 and $668,092, respectively, was unpaid as of the respective reporting dates and has been recorded as distributions payable on the accompanying consolidated balance sheets. All of the unpaid distributions as of December 31, 2020, and December 31, 2019 were paid during January 2021 and January 2020, respectively. As of December 31, 2020 and December 31, 2019, distributions reinvested pursuant to the Company’s DRP were $6,464,069 and $3,285,934, respectively.

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

During the year ended December 31, 2020, the Company repurchased 214,043 shares in the amount of $5,061,011. During the year ended December 31, 2019, the Company repurchased 48,451 shares in the amount of $1,197,706.

Non-controlling Interest

Special Unit Holder

CANTOR FITZGERALD INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Special Unit Holder has invested $1,000 in the Operating Partnership, and has been issued a special class of limited partnership units as part of the overall consideration for the services to be provided by the Advisor. In addition, the Special Unit Holder is entitled to receive a performance participation distribution from the Operating Partnership, subject to certain terms and calculations as defined within the amended Operating Partnership agreement. Such allocation (the “Performance Participation Allocation”) is paid in cash annually and accrued monthly. As of December 31, 2020, the Special Unit Holder is entitled to $785,783 pursuant to the Performance Participation Allocation. The Performance Participation Allocation has been included as a component of Distributions payable on the accompanying consolidated balance sheet. The Special Unit Holder investment in the Operating Partnership, including the Performance Participation Allocation, have been recorded as components of Non-controlling interests in subsidiaries on the consolidated balance sheets as of December 31, 2020 and December 31, 2019, respectively.

GSR Interest in the SF Property SPE

Based on the Company’s consolidation analysis, which was performed in accordance with ASC 810 as described in the “Variable Interest Entities” section of Note 2 — Summary of Significant Accounting Policies, management has determined that the Company is the primary beneficiary of the SF Property SPE. Accordingly, the Company has consolidated the SF Property SPE. As of December 31, 2020, the Company’s ownership interest in the SF Property SPE was 75%, and GSR’s interest was 25%. GSR’s total ownership interest of $2,935,524 has been recorded as a component of Non-controlling interests in subsidiaries on the Company’s consolidated balance sheet as of December 31, 2020.

Note 9 – Related Party Transactions

Station DST Interests

During the year ended December 31, 2020, the Company, through the Operating Partnership, acquired the Station Interests in the Station DST, a Delaware statutory trust, which is controlled and managed by CFI, for a purchase price of $7,573,700. As of December 31, 2020, the Company’s interest in the Station DST was 15%. The Company accounts for its investment in the Station DST under the equity method of accounting, as described in “Note 6—Investment in Real Estate-Related Assets”.

Amended Operating Partnership Agreement

On August 10, 2020, the Company entered into the Amended and Restated Limited Partnership Agreement of the Operating Partnership (the “Amended Operating Partnership Agreement”), between the Company, as general partner, and the Special Unit Holder, in order to reflect: (i) that the operating partnership units have been redesignated and reclassified to correspond to the classes of the Company’s common stock, consisting of Class AX, Class D, Class I, Class IX, Class S, Class T and Class TX operating partnership units; (ii) the elimination of the incentive fee payable to the Special Unit Holder in connection with a liquidity event or certain other events; and (iii) that, so long as the Amended Advisory Agreement (as defined below) has not been terminated, the Special Unit Holder is entitled to the Performance Participation Allocation as defined and described above.

Fees and Expenses

The Company and the Advisor entered into an amended and restated advisory agreement, dated as of June 29, 2018, as amended by amendment no. 1 (“Amendment No. 1”) to amended and restated advisory agreement, dated and effective as of September 28, 2019 (the “Advisory Agreement”). On June 26, 2019, the Company’s board of directors approved the renewal of the Advisory Agreement upon terms identical to those in effect for an additional one-year term commencing on June 29, 2019 through June 29, 2020. The purpose of Amendment No. 1 was to amend the monthly asset management fee from one-twelfth of 1.25% of the cost of the Company’s investments at the end of the month to one twelfth of 1.20% of the Company’s most recently disclosed NAV. On August 10, 2020, the Company entered into the Second Amended and Restated Advisory Agreement (the “Amended Advisory Agreement”) with the Advisor and the Operating Partnership. Under the Amended Advisory Agreement, acquisition and disposition fees, including specified property management and oversight fees and refinancing coordination fees, previously payable to the Advisor under the prior advisory agreement were eliminated, although the Advisor continues to be entitled to reimbursement for acquisition and disposition expenses. Under the Amended Advisory Agreement, the Advisor will continue to be paid a fixed asset management fee equal to 1.20% of NAV per annum payable monthly. Further, under the Amended Advisory Agreement, the 1% Cap for reimbursement will be calculated based on 1% of gross offering proceeds from all of the Company’s public offerings (including the Initial Offering) as of such payment date. Pursuant to the Amended Advisory Agreement, and subject to certain restrictions and limitations, the Advisor is responsible for managing the Company's affairs on a day-to-day basis and for identifying, originating, acquiring and managing investments on behalf of the Company. For providing such services, the Advisor receives the following fees and reimbursements from the Company.

CANTOR FITZGERALD INCOME TRUST, INC.

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

As of December 31, 2020, and December 31, 2019, the Advisor had incurred $9,946,509 and $8,613,586, respectively, of O&O Costs (other than upfront selling commissions, dealer manager fees and distribution fees) on behalf of the Company. The amount of the Company’s obligation is limited to the 1% Cap less any reimbursement payments made by the Company to the Advisor for O&O Costs incurred, which, at December 31, 2020 and December 31, 2019, is $312,284 and $789,661, respectively, and is included within Due to related parties in the accompanying consolidated balance sheets. As of December 31, 2020, and December 31, 2019, organizational costs of $90,675 and $90,232, respectively, were expensed and offering costs of $1,551,287 and $1,287,203, respectively, were charged to stockholders’ equity. As of December 31, 2020, and December 31, 2019, the Company has made reimbursement payments of $1,329,678 and $587,774, respectively, to the Advisor for O&O Costs incurred. As of December 31, 2020, the Advisor has continued to pay all O&O Costs on behalf of the Company.

Distribution Fees. Under the Dealer Manager Agreements, distribution fees are payable to the Dealer Manager with respect to the Company’s Class TX Shares, Class T Shares, Class S Shares and Class D Shares, all or a portion of which may be re-allowed by the Dealer Manager to participating broker-dealers. Under the IPO Dealer Manager Agreement, the distribution fees for Class TX Shares accrue daily and are calculated on outstanding Class TX Shares issued in the Primary Offering in an amount equal to 1.0% per annum of (i) the gross offering price per Class TX Share in the Primary Offering, or (ii) if the Company is no longer offering shares in a public offering, the most recently published per share NAV of Class TX shares. Under the Follow-On Dealer Manager Agreement, the Company has agreed to pay the Dealer Manager (a) with respect to the Class T Shares and Class S Shares, a distribution fee in an annual amount equal to 0.85% of the aggregate NAV of the outstanding Class T Shares and Class S Shares, as applicable, and (b) with respect to the Class D Shares, a distribution fee in an annual amount equal to 0.25% of the aggregate NAV of the outstanding Class D Shares. The distribution fees are payable monthly in arrears and are paid on a continuous basis from year to year. During the years ended December 31, 2020 and December 31, 2019, the Company paid distribution fees of $302,031 and $263,645, respectively. As of December 31, 2020, and December 31, 2019, the Company has incurred a liability of $734,830 and $919,819, respectively, which is included within Due to related parties on the consolidated balance sheets, $30,200 and $25,751, respectively, of which was due as of December 31, 2020 and December 31, 2019 and paid during January 2021 and January 2020, respectively.

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

For the years ended December 31, 2020 and December 31, 2019, the Company incurred asset management fees of $1,663,624 and $1,840,152, respectively. The asset management fee related to the month of December 2020 of $150,028 is unpaid as of December 31, 2020 and has been included within Due to related parties on the consolidated balance sheet. The amount of asset management fees incurred by the Company during the applicable period is included in the calculation of the limitation of operating expenses pursuant to the 2%/25% Guidelines (as defined and described below).

CANTOR FITZGERALD INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Operating Expenses. Effective April 1, 2018, the Advisory Agreement (i) includes limitations with regards to the incurrence of and additional limitations on reimbursements of operating expenses and (ii) clarifies the reimbursement and expense timing and procedures, including potential reimbursement of unreimbursed operating expenses.

Pursuant to the terms of the Advisory Agreement (which subsequently were incorporated into the Amended Advisory Agreement as defined above), the Company is obligated to reimburse the Advisor for certain operating expenses. Beginning October 1, 2018, the Company was subject to the limitation that it generally may not reimburse the Advisor for any amounts by which the total operating expenses at the end of the four preceding fiscal quarters exceeds the greater of (i) 2% of average invested assets (as defined in the Advisory Agreement) and (ii) 25% of net income other than any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of investments for that period (the “2%/25% Guidelines”). If the Company’s independent directors determine that all or a portion of such amounts in excess of the limitation are justified based on certain factors, the Company may reimburse amounts in excess of the limitation to the Advisor. In addition, beginning on October 1, 2018, the Company may request any operating expenses that were previously reimbursed to the Advisor in prior or future periods in excess of the limitation to be remitted back to the Company. The Company reimbursed $1,004,539 of the operating expense reimbursement obligation to the Advisor in January 2019. As of December 31, 2020, the Company has accrued but not reimbursed $204,253 in operating expenses pursuant to the Advisory Agreement, which represents the current operating expense reimbursement obligation to the Advisor.

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

As of December 31, 2020, the total amount of unreimbursed operating expenses was $10,038,966. This includes operating expenses incurred by the Advisor on the Company’s behalf which have not been invoiced to the Company and also amounts invoiced to the Company by the Advisor but not yet reimbursed (“Unreimbursed Operating Expenses”). The amount of operating expenses incurred by the Advisor during the year ended December 31, 2020 which were not invoiced to the Company amounted to $2,594,741.

Property Management Fees. If the Company will engage the Advisor or an affiliate to serve as a property manager with respect to a particular property, the Company will generally pay market rate property management fees. For the years ended December 31, 2020 and December 31, 2019, the Company incurred property management fees of $145,547 and $110,415, respectively. The property management fee incurred during the month of December 2020 of $37,055 was unpaid as of December 31, 2020 and has been included within Due to related parties on the consolidated balance sheet.

Leasing Commissions. If the Advisor or an affiliate is the Company’s primary leasing agent, then the Company will pay customary leasing fees in amount that is usual and customary in that geographic area for that type of property. As of December 31, 2020, and December 31, 2019, no such amounts have been incurred by the Company.

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

As of December 31, 2020, the likelihood, probability and timing of each of the possible occurrences or events listed in the preceding sentences (i) and (ii) in the above paragraph are individually and collectively uncertain. Additionally, whether or not the Company will have fully invested the proceeds from Initial Offering and also whether the Company’s stockholders will have received, or are deemed to have received, in the aggregate, cumulative distributions equal to their invested capital plus a 6% cumulative, non-compound annual pre-tax return on such invested capital at the time of any such occurrence or event is also uncertain. As of December 31, 2020, and December 31, 2019, CFI has paid Sponsor Support totaling $5,374,526 and $4,675,394, respectively, which will be subject to reimbursement by the Company to CFI in the event of these highly conditional circumstances.

In connection with the Follow-On Offering, the Company has agreed to pay the Dealer Manager (A) with respect to the Class T Shares, a selling commission in the amount of up to 3.0% of the transaction price of the Class T Shares sold in the Follow-On Offering, plus a dealer manager fee in the amount of up to 0.5% of the transaction price of the Class T Shares sold in the Follow-On Offering and (B) with respect to Class S Shares, a selling commission in the amount of up to 3.5% of the transaction price of the Class S Shares sold in the Follow-On Offering. No selling commissions or dealer manager fees will be paid to the Dealer Manager with respect to the sale of Class D Shares and Class I Shares or with respect to any shares sold pursuant to the Company’s DRP.

The following summarizes the fees payable to the Dealer Manager:

Selling Commissions. Selling commissions payable to the Dealer Manager in the Initial Offering consisted of (i) up to 1% of gross offering proceeds paid by CFI for Class AX shares and Class TX shares and, (ii) up to 5% and 2% of gross offering proceeds from the sale of Class AX shares and Class TX shares, respectively. No selling commissions were payable with respect to Class IX shares. Selling commissions in the Follow-On Offering consist of 3% and 3.5% of gross offering proceeds from the sale of Class T shares and Class S Shares, respectively. All or a portion of such selling commissions may be re-allowed to participating broker-dealers. No selling commissions will be payable with respect to Class D and Class I shares. For the years ended December 31, 2020 and December 31, 2019, the Company incurred $646,770 and $1,671,545 of selling commissions, respectively, which is included within Additional paid-in capital on the consolidated balance sheets. At December 31, 2020 and December 31, 2019, $1,182,925 and $1,059,256 of Sponsor Support, respectively, has been recorded and $1,182,925 and $1,015,121, respectively, has been reimbursed by CFI. No Sponsor Support payment was due at December 31, 2020, as Sponsor Support ended with the termination of the Primary Offering. During the first quarter of 2020, the Company received the remaining Sponsor Support payment due of $44,135 related to the year ended December 31, 2019.

Dealer Manager Fees. Dealer manager fees payable to the Dealer Manager in the Initial Offering consisted of up to 3.0% of gross offering proceeds from the sale of Class AX Shares and Class TX Shares sold in the Primary Offering and up to 1.5% of gross offering proceeds from the sale of Class IX Shares sold in the Primary Offering, all of which were paid by CFI. A portion of such dealer manager fees may be re-allowed to participating broker-dealers as a marketing fee. Dealer Manager fees payable to the Dealer Manager in the Follow-On Offering consist of up to 0.5% of gross offering proceeds from the sale of Class T Shares sold in the primary portion of the Follow-On Offering. No dealer manager fees will be payable with respect to Class S Shares, Class D Shares and Class I Shares. For the years ended December 31, 2020 and December 31, 2019, the Company recorded $530,894 and $1,249,678 of dealer manager fees, respectively, which is included within Additional paid-in capital on the consolidated balance sheets. As of December 31, 2020, and December 31, 2019, all of the Sponsor Support related to dealer manager fees has been recorded and $4,191,601 and $3,660,273, respectively, has been reimbursed by CFI. During the first quarter of 2020, the Company received the remaining Sponsor Support payment due of $5,775 for the year ended December 31, 2019.

CANTOR FITZGERALD INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the above mentioned fees and expenses incurred by the Company for the year ended December 31, 2020:

		Due to related parties as of	Year ended December 31, 2020		Due to related parties as of
Type of Fee or Reimbursement	Financial Statement Location	December 31, 2019	Incurred	Paid	December 31, 2020
Management Fees
Asset management fees	Management fees	$123,179	$1,663,624	$1,636,775	$150,028
Property management and oversight fees	Management fees	20,269	145,547	128,761	37,055
Organization, Offering and Operating Expense Reimbursements
Operating expenses(1)	General and administrative expenses	204,253	—	—	204,253
Organization expenses(2)	General and administrative expenses	71,162	444	53,727	17,879
Offering costs(2)	Additional paid-in capital	718,499	264,083	688,177	294,405
Commissions and Fees
Selling commissions and dealer manager fees, net	Additional paid-in capital	—	528,442	528,442	—
Distribution fees	Additional paid-in capital	919,819	117,042	302,031	734,830
Total		$2,057,181	$2,719,182	$3,337,913	$1,438,450
Note:

(1) As of December 31, 2020, the Advisor has incurred, on behalf of the Company, a total of $10,038,966 in Unreimbursed Operating Expenses, including a total of $2,594,741 for the year ended December 31, 2020 for which the Advisor has not invoiced the Company for reimbursement. The total amount of Unreimbursed Operating Expenses may, in future periods, be subject to reimbursement by the Company pursuant to the terms of the Advisory Agreement.

(2) As of December 31, 2020, the Advisor has incurred, on behalf of the Company, a total of $9,946,509 of O&O Costs, of which the Company’s obligation is limited to $312,284, pursuant to the 1% Cap.

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

CANTOR FITZGERALD INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of December 31, 2020, CFI has invested $4,782,281 in the Company through the purchase of 191,337 shares (8,180 Class AX Shares for an aggregate purchase price of $200,001 and 183,157 Class IX Shares for an aggregate purchase price of $4,582,280). CFI purchased 125,157 of the Class IX Shares in the amount of $3,132,280 pursuant to the Distribution Support Agreement, which provides that in certain circumstances where the Company’s cash distributions exceed the Company’s modified funds from operations, CFI will purchase up to $5.0 million of Class IX Shares (including the $2.0 million of shares purchased in order to satisfy the Minimum Offering Requirement) at the then current offering price per Class IX Share net of dealer manager fees to provide additional cash to support distributions to the Company’s stockholders. On August 10, 2020, the Company and CFI entered into the Amended Distribution Support Agreement to ensure that the Company has a sufficient amount of funds to pay cash distributions to stockholders during the Follow-On Offering. Pursuant to the Amended Distribution Support Agreement, in the event that cash distributions exceed MFFO, CFI will purchase Class I Shares from the Company in the Follow-On Offering in an amount equal to the distribution shortfall, up to $5 million (less the $2.0 million of shares purchased by CFI in order to satisfy the Minimum Offering Requirement and any shares purchased by CFI pursuant to the Distribution Support Agreement in the Initial Offering).

Sponsor Support

The Company’s sponsor, CFI, is a Delaware limited liability company and an affiliate of CFLP. CFI has paid a portion of selling commissions and all of the dealer manager fees, up to a total of 4% of gross offering proceeds from the sale of Class AX Shares and Class TX Shares, as well as 1.5% of gross offering proceeds from the sale of Class IX Shares, incurred in connection with the Initial Offering. The Company will reimburse such expenses (i) immediately prior to or upon the occurrence of a liquidity event, including (A) the listing of the Company’s common stock on a national securities exchange or (B) a merger, consolidation or a sale of substantially all of the Company’s assets or any similar transaction or any transaction pursuant to which a majority of the Company’s board of directors then in office are replaced or removed, or (ii) upon the termination of the Amended Advisory Agreement by the Company or by the Advisor. In each such case, the Company only will reimburse CFI after the Company has fully invested the proceeds from the Initial Offering and the Company’s stockholders have received, or are deemed to have received, in the aggregate, cumulative distributions equal to their invested capital plus a 6% cumulative, non-compounded annual pre-tax return on such invested capital. As of December 31, 2020, CFI has paid Sponsor Support totaling $5,374,526.

Note 10 - Variable Interest Entities

As of December 31, 2020, and December 31, 2019, certain VIEs have been identified. In regard to the Company’s investment in the SF Property, the Company has determined itself to be the primary beneficiary because the Company has a significant variable interest in and control over the SF Property. Therefore, the Company has consolidated the SF Property. In regard to the Company’s investment in the Station DST, the Company has determined itself not to be the primary beneficiary, because the Company does not have a significant variable interest in and control over the Station DST. Therefore, the Company has not consolidated the Station DST. The Company’s maximum exposure to loss from its interest in an unconsolidated VIE as of December 31, 2020 is $7,566,940, related to its investment in a real estate-related asset, the Station DST. Refer to Note 6 - Investments in Real Estate-Related Assets for additional information.

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

CANTOR FITZGERALD INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 – Commitments and Contingencies

As of December 31, 2020, and December 31, 2019, the Company was not subject to litigation nor was the Company aware of any material litigation pending against it. The Company has entered into customary guaranty agreements (the “Guaranty Agreements”) in connection with the financing of certain specific investments, including the acquisition of the GR Property, the FM Property, the Buchanan Property and the CO Property, as further described in Note 7 — Loans Payable. Pursuant to the Guaranty Agreements, the Company has guaranteed any losses or liabilities that the lenders may incur as a result of the occurrence of certain enumerated bad acts as defined in the Guaranty Agreements. The Company has also guaranteed the repayment of obligations and indebtedness due to the lenders upon the occurrence of certain enumerated events as defined in the Guaranty Agreements. Additionally, in regards to the GR Property, the FM Property, the Buchanan Property and the CO Property, the Company has also agreed to indemnify the lenders against certain environmental liabilities.

As of December 31, 2020, the Company’s liability under these arrangements is not quantifiable and the potential for the Company to be required to make payments under the Guaranty Agreements is remote.  Accordingly, no contingent liability is recorded in the Company’s consolidated balance sheet for these arrangements.

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

CANTOR FITZGERALD INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following describes the methods the Company uses to estimate the fair value of the Company’s financial assets and liabilities:

Investment in real estate, net — The fair value is estimated by utilizing the income approach to value, using a direct capitalization analysis and discounted cash flow analysis, as well as a sales comparison approach where deemed applicable. As of December 31, 2020, and December 31, 2019, the estimated fair value of the Company’s Investment in real estate, net was $179,370,000 and $179,405,000, respectively. The Company has not elected the fair value option to account for its Investment in real estate, net.

Investments in real estate-related assets — The fair value of the Pennsylvania SPE and the Illinois SPE is estimated by discounting the expected cash flows based on the market interest and preferred return rates for similar loans and preferred equity investments to the Company’s investments. The fair value of the Company’s interest in the Station DST was based upon the Station DST Property appraisal, the fair market value of the mortgage loan encumbering the Station DST Property as of December 31, 2020, and the other tangible assets and liabilities of the Station DST such as cash and reserves, each reflecting the Company’s ownership interest in the Station DST (15%). As of December 31, 2020, and December 31, 2019, the estimated fair value of the Company’s Investments in real estate-related assets was $32,738,630 and $25,615,522 respectively. The Company has not elected the fair value option to account for its Investments in real estate-related assets.

Loans payable — The fair value is estimated by discounting the expected cash flows based on estimated borrowing rates available to the Company as of the measurement date. The current period liabilities’ carrying and fair values exclude net deferred financing costs. These financial instruments are valued using Level 2 inputs. As of December 31, 2020 and December 31, 2019, the estimated fair value of the Company’s loans payable was $86,521,068 and $86,783,363, respectively (excluding deferred financing costs). The Company has not elected the fair value option, and as such has accounted for its debt using the amortized cost method.

Other financial instruments — The Company considers the carrying value of its Cash and cash equivalents to approximate its fair value because of the short period of time between its origination and its expected realization as well as its highly-liquid nature. Due to the short-term maturity of this instrument, Level 1 inputs are utilized to estimate the fair value of this financial instrument.

Note 14 – Subsequent Events

3221 Keller Springs Road, Carrolton, Texas – Multifamily

On February 25, 2021, the Company, through a joint venture (the “Keller JV”) with a third party, an affiliate of CAF Management, LLC (“CAF”), and a joint venture between the Company and affiliates of CFI (the “Keller Member JV”), indirectly acquired a multifamily property (the “Keller Property”) located at 3221 Keller Springs Road, Carrolton, Texas at a contract purchase price of $56.5 million, exclusive of closing costs. The fee simple interest in the Keller Property is held by a single purpose limited liability company (the “Keller Property SPE”), which is a wholly-owned subsidiary of Keller JV. The Keller Property was acquired from an unrelated third party, Keller Springs Propco, Inc., an affiliate of CAF.

The Keller Property was acquired with the proceeds from, both, equity contributions from the Keller JV members and a mortgage loan (the “Keller Loan”) originated and provided by CBRE Multifamily Capital, Inc. It is expected that the Keller Loan will be purchased by the Federal National Mortgage Association. The Company funded its equity contribution portion of the purchase price with cash from the Offerings.

CF Net Lease Portfolio IV DST Lease Extension

On March 9, 2021, the Company, and its indirect, wholly-owned subsidiary, the DST, entered into an agreement with Walgreen Co. to extend the lease term on seven Walgreens property locations owned by the DST. The agreement confirms Walgreens waiver of a termination option thereby extending the first-term lease maturity by five years to November 30, 2036.

Under the terms of the agreement, Walgreen Co received $2.7 million from the Company in exchange for the waiver of a termination right by the tenant. The DST Properties are currently encumbered by a single CMBS loan with an anticipated repayment date of December 31, 2026. The lease extensions increase the Company’s overall portfolio weighted average lease term from 12.3 years to 13.4 years.

Common Stock Repurchases

CANTOR FITZGERALD INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Subsequent to December 31, 2020, the Company received and completed 20 eligible repurchase requests for a total of 60,985 shares in the amount of $1,457,487

Status of the Offerings

As of March 23, 2021, the Company had sold an aggregate of 6,818,704 shares of its common stock (consisting of 3,455,275 Class AX Shares, 1,463,792 Class TX Shares, 1,195,971 Class IX Shares, 143,293 Class T Shares, 115,798 Class D Shares, 1,569 Class S Shares, and 443,006 Class I Shares) in the Offerings resulting in net proceeds of $166,821,149 to the Company as payment for such shares.

Distributions

As authorized by the board of directors of the Company, on March 3, 2021, the Company declared the following distributions for each class of the Company’s common stock as rounded to the nearest three decimal places ($1.55 on an annual basis):

Gross Distribution
Class T Shares	$0.119
Class S Shares	$0.119
Class D Shares	$0.119
Class I Shares	$0.119
Class AX Shares	$0.119
Class TX Shares	$0.119
Class IX Shares	$0.119

The net distributions for each class of common stock (which represents the gross distributions described above less the distribution fee for the applicable class of common stock as described in the Company’s applicable prospectus) are payable to stockholders of record immediately following the close of business on February 28, 2021 and will be paid on or about March 7, 2021. These distributions will be paid in cash or reinvested in shares of the Company’s common stock for stockholders participating in the Company’s distribution reinvestment plan. Some or all of the cash distributions may be paid from sources other than cash flow from operations.