Form 10-Q
period 2021-03-31
Cantor Fitzgerald Income Trust, Inc.
filed 2021-05-17
CIK 1666244

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 14, 2021, the registrant had 3,440,803 Class AX Shares, 1,200,562 Class IX Shares, 1,459,964 Class TX Shares, 654,787 Class I Shares, 199,444 Class T Shares, 126,395 Class D Shares and 1,570 Class S Shares of $0.01 par value common stock outstanding.

CANTOR FITZGERALD INCOME TRUST, INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

CANTOR FITZGERALD INCOME TRUST, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2021	December 31, 2020
Assets
Investment in real estate, net of accumulated depreciation of $9,786,060 and $8,590,986, respectively	$325,134,091	$154,790,052
Cash and cash equivalents	13,730,884	33,524,830
Investments in real estate-related assets	31,603,457	31,966,940
Intangible assets, net of accumulated amortization of $4,758,639 and $4,110,547, respectively	21,783,026	18,576,118
Deferred rent receivable	4,603,096	1,788,266
Prepaid expenses and other assets	2,589,213	431,768
Due from related party	275,464	275,464
Accrued preferred return receivable	81,018	—
Accrued income from mezzanine loan investment	72,691	—
Total assets	$399,872,940	$241,353,438
Liabilities and Equity
Liabilities
Loans payable, net of deferred financing costs of $1,391,789 and $764,753, respectively	$190,605,395	$83,380,431
Intangible liabilities, net of accumulated amortization of $1,476,436 and $1,264,464, respectively	7,588,880	7,800,852
Distributions payable	2,255,029	1,595,148
Due to related parties	1,184,858	1,438,450
Restricted reserves	610,779	200,487
Deferred revenue	580,074	570,362
Accounts payable and accrued expenses	509,995	574,925
Accrued interest payable	332,534	273,200
Total liabilities	203,667,544	95,833,855
Stockholders' equity
Controlling interest
Preferred stock, $0.01 par value per share, 50,000,000 shares authorized, and 0 issued and outstanding at each March 31, 2021 and December 31, 2020	—	—
Class AX common stock, $0.01 par value per share, 10,000,000 shares authorized, and 3,449,159 and 3,458,541 issued and outstanding at March 31, 2021 and December 31, 2020, respectively	34,492	34,585
Class TX common stock, $0.01 par value per share, 5,000,000 shares authorized, and 1,460,295 and 1,472,875 issued and outstanding at March 31, 2021 and December 31, 2020, respectively	14,603	14,729
Class IX common stock, $0.01 par value per share, 5,000,000 shares authorized, and 1,195,971 and 1,218,108 issued and outstanding at March 31, 2021 and December 31, 2020, respectively	11,960	12,181
Class T common stock, $0.01 par value per share, 100,000,000 shares authorized, and 143,293 and 44,884 issued and outstanding at March 31, 2021 and December 31, 2020, respectively	1,433	449
Class S common stock, $0.01 par value per share, 20,000,000 shares authorized, and 1,568 issued and 1,567 outstanding at each March 31, 2021 and December 31, 2020, respectively	16	16
Class D common stock, $0.01 par value per share, 60,000,000 shares authorized, and 115,798 issued and 39,281 outstanding at each March 31, 2021 and December 31, 2020, respectively	1,158	393
Class I common stock, $0.01 par value per share, 200,000,000 shares authorized, and 443,006 and 160,013 issued and outstanding at March 31, 2021 and December 31, 2020, respectively	4,430	1,600
Additional paid-in capital	170,850,674	161,040,483
Retained earnings/accumulated deficit and cumulative distributions	(20,082,219)	(17,735,594)
Total controlling interest	150,836,547	143,368,842
Non-controlling interests in subsidiaries	45,368,849	2,150,741
Total stockholders' equity	196,205,396	145,519,583
Total liabilities and stockholders' equity	$399,872,940	$241,353,438

See accompanying notes to consolidated financial statement

CANTOR FITZGERALD INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months
	Ended March 31,
	2021	2020
Revenues:
Rental revenues	$3,283,600	$3,069,547
Preferred return income	235,215	234,546
Income from mezzanine loan investment	250,763	250,242
Tenant reimbursement income	518,932	421,159
Total revenues	4,288,510	3,975,494
Operating expenses (income):
General and administrative expenses	40,456	54,765
Depreciation and amortization	1,835,594	1,629,668
Management fees	503,584	422,755
Property operating expenses	352,802	432,964
Total operating expenses	2,732,436	2,540,152
Other income (expense):
Income/(loss) from investments in real estate-related assets	(261,807)	—
Interest income	1,864	46,084
Interest expense	(1,082,615)	(979,350)
Total other income (expense)	(1,342,558)	(933,266)
Net income (loss)	$213,516	$502,076
Net income (loss) attributable to non-controlling interest	79,331	1,231
Net income (loss) attributable to common stockholders	$134,185	$500,845
Weighted average shares outstanding	6,730,123	5,536,492
Net income (loss) per common share - basic and diluted	$0.02	$0.09

See accompanying notes to consolidated financial statements

CANTOR FITZGERALD INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

	Controlling Interest
																Retained Earnings/
	Common Stock														Additional	Accumulated Deficit and	Non-	Total
	Class AX		Class TX		Class IX		Class I		Class T		Class D		Class S		Paid-In	Cumulative	controlling	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Distributions	interest	Equity
Balance as of January 1, 2020	3,158,796	$31,580	1,327,819	$13,278	853,734	$8,537	—	$—	—	$—	$—	$—	$—	$—	$135,507,823	$(10,543,287)	$3,038,918	$128,056,849
Common stock	150,441	1,512	66,220	662	215,102	2,151	—	—	—	—	—	—	—	—	11,035,494	—	—	11,039,819
Common stock repurchased	(17,256)	(173)	(8,028)	(80)	—	—	—	—	—	—	—	—	—	—	(620,406)	—	—	(620,659)
Distribution reinvestment	17,854	179	6,722	67	3,808	38	—	—	—	—	—	—	—	—	711,122	—	—	711,406
Offering costs, commissions and fees	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(381,233)	—	—	(381,233)
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	500,845	1,231	502,076
Distributions declared on common stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,058,381)	—	(2,058,381)
Non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(16,500)	(16,500)
Balance as of March 31, 2020	3,309,835	$33,098	1,392,733	$13,927	1,072,644	$10,726	—	$—	—	$—	—	$—	—	$—	$146,252,800	$(12,100,823)	$3,023,649	$137,233,377

See accompanying notes to consolidated financial statements

CANTOR FITZGERALD INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

	Controlling Interest
																Retained Earnings/
	Common Stock														Additional	Accumulated Deficit and	Non-	Total
	Class AX		Class TX		Class IX		Class I		Class T		Class D		Class S		Paid-In	Cumulative	controlling	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Distributions	interest	Equity
Balance as of January 1, 2021	3,458,541	$34,585	1,472,875	$14,729	1,218,108	$12,181	160,013	$1,600	44,884	$449	39,281	$393	1,567	$16	161,040,483	(17,735,594)	2,150,741	145,519,583
Common stock	—	—	—	—	—	—	281,800	2,818	98,221	982	76,298	763	—	—	10,986,960	—	—	10,991,523
Common stock repurchased	(29,237)	(292)	(20,547)	(206)	(28,993)	(290)	—	—	—	—	—	—	—	—	(1,883,650)	—	—	(1,884,438)
Distribution reinvestment	19,855	199	7,967	80	6,856	69	1,193	12	188	2	219	2	1	—	867,260	—	—	867,624
Offering costs, commissions and fees	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(160,379)	—	—	(160,379)
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	134,185	79,331	213,516
Distributions declared on common stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,480,810)	—	(2,480,810)
Non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	43,138,777	43,138,777
Balance as of March 31, 2021	3,449,159	$34,492	1,460,295	$14,603	1,195,971	$11,960	443,006	$4,430	143,293	$1,433	115,798	$1,158	1,568	$16	$170,850,674	$(20,082,219)	$45,368,849	$196,205,396

See accompanying notes to consolidated financial statements

CANTOR FITZGERALD INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months
	Ended March 31,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$213,516	$502,076
Adjustments to reconcile net income (loss) to net cash (used in)/provided by operating activities:
Depreciation and amortization	1,854,993	1,648,823
Loss from investments in real estate-related assets	261,807	—
Amortization of above-market lease intangibles	7,574	7,574
Amortization of below-market lease intangibles	(211,972)	(211,972)
Changes in assets and liabilities:
Proceeds from investments in real estate-related assets	101,676	—
(Increase) in deferred rent receivable	(2,814,830)	(143,429)
(Increase) in accrued preferred return receivable	(81,018)	(79,900)
(Increase) in accrued income from mezzanine loan investment	(72,691)	(71,690)
(Increase) in prepaid expenses and other assets	(2,157,445)	(12,783)
(Increase) in due from related party	—	(275,464)
Increase/(decrease) in due to related parties	20,590	(143,389)
Increase/(decrease) in deferred revenue	9,712	(13,557)
Increase in restricted reserves	410,292	218,934
(Decrease)/increase in accounts payable and accrued expenses	(491,881)	5,821
Increase in accrued interest payable	59,334	—
Net cash (used in)/provided by operating activities	(2,890,343)	1,431,044
Cash flows from investing activities:
Acquisition of real estate	(23,770,988)	—
Cash used in investing activities	(23,770,988)	—
Cash flows from financing activities:
Proceeds from issuance of common stock, net	10,556,963	11,171,051
Distributions	(1,555,656)	(1,293,571)
Payments from redemptions of common stock	(1,457,487)	(620,659)
Non-controlling interest distributions	(30,000)	(16,500)
Payment of deferred financing costs	(646,435)	—
Net cash provided by financing activities	6,867,385	9,240,321
Net decrease in cash and cash equivalents	(19,793,946)	10,671,365
Cash and cash equivalents, at beginning of period	33,524,830	17,305,001
Cash and cash equivalents, at end of period	$13,730,884	$27,976,366
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,004,174	$960,195
Non-cash investing and financing activities:
Distribution reinvestment	$867,624	$711,406
Distributions payable	$659,881	$53,404
Assumption of loans payable in conjunction with acquisitions of real estate	$107,852,000	$—
Acquired non-controlling interests	$43,771,127	$—

See accompanying notes to consolidated financial statements

Note 1 – Organization and Business Purpose

Cantor Fitzgerald Income Trust, Inc., formerly known as Rodin Global Property Trust, Inc. (the “Company”), was formed on February 2, 2016 as a Maryland corporation that has elected and qualified to be taxed as a real estate investment trust (“REIT”) for United States (“U.S.”) federal income tax purposes beginning with the taxable year ending December 31, 2017. The Company’s unaudited consolidated financial statements include Cantor Fitzgerald Income Trust Operating Partnership, L.P., formerly known as Rodin Global Property Trust Operating Partnership, L.P. (the “Operating Partnership”) and its operating subsidiaries. Substantially all of the Company’s business is conducted through the Operating Partnership, a Delaware partnership formed on February 11, 2016. The Company is the sole general and a limited partner of the Operating Partnership. Unless the context otherwise requires, the “Company” refers to the Company and the Operating Partnership. The Company currently operates its business in one reportable segment, which focuses on investing in and managing income-producing commercial properties and other real estate-related assets.

On February 2, 2016, the Company was capitalized with a $200,001 investment by the Company’s sponsor, Cantor Fitzgerald Investors, LLC (“CFI”) through the purchase of 8,180 Class A shares. In addition, a wholly owned subsidiary of CFI, Cantor Fitzgerald Income Trust OP Holdings, LLC, formerly known as Rodin Global Property Trust OP Holdings, LLC, (the “Special Unit Holder”), has invested $1,000 in the Operating Partnership and has been issued a special class of limited partnership units (“Special Units”), which is recorded as a non-controlling interest on the consolidated balance sheet as of March 31, 2021. The Company registered with the Securities and Exchange Commission (“SEC”) an offering of up to $1.25 billion in shares of common stock, consisting of up to $1.0 billion in shares in the Company’s primary offering (the “Primary Offering”) and up to $250 million in shares pursuant to its distribution reinvestment plan (the “DRP”, and together with the Primary Offering, the “Initial Offering”). On May 18, 2017, the Company satisfied the minimum offering requirement as a result of CFI’s purchase of $2.0 million in Class I shares (the “Minimum Offering Requirement”). On March 20, 2020, the Company filed a registration statement on Form S-11 with the SEC for a proposed second public offering (the “Follow-On Offering”). Subsequently, on July 31, 2020, the Company terminated the Primary Offering but is continuing to offer up to $50.0 million of common stock pursuant to the DRP. On August 10, 2020, the SEC declared the Follow-On Offering effective. In the Follow-On Offering, the Company is offering up to $1 billion in shares of common stock in a primary offering on a best efforts basis and $250 million in shares of common stock to be issued pursuant to the DRP. On July 30, 2020, the Company, amended its charter (as amended, the “Charter”) to redesignate its currently issued and outstanding Class A shares of common stock, Class T shares of common stock and Class I shares of common stock as “Class AX Shares,” “Class TX Shares” and “Class IX Shares,” respectively. In addition, on July 30, 2020, as set forth in the Charter, the Company has reclassified the authorized but unissued portion of its common stock into four additional classes of common stock: Class T Shares, Class S Shares, Class D Shares, and Class I Shares. The Class AX shares, Class TX shares and Class IX shares generally have the same rights, including voting rights, as the Class T shares, Class S shares, Class D shares and Class I shares that the Company is offering pursuant to the Follow-On Offering (Refer to Note 8 – Stockholders’ Equity).

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

As of March 31, 2021, the Company owned the following investments:

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
•

An interest (76%) in an affiliated joint venture that owns a majority interest (97%) in a multifamily property located in Carrolton, Texas (the “Keller Property”) through a joint venture (the “Keller JV”) with an unrelated third party.

•

An interest (76.9%) in an affiliated joint venture that owns a controlling interest (25%) in a Delaware Statutory Trust, CF Summerfield Multifamily DST (the “Summerfield DST”), which owns a multifamily residential property located in Landover, MD (the “Summerfield Property”).

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

The Company evaluates all of its investments in real estate-related assets to determine if they are VIEs utilizing judgments and estimates that are inherently subjective. If different judgments or estimates were used for these evaluations, it could result in differing conclusions as to whether or not an entity is a VIE and whether or not to consolidate such entity. As of March 31, 2021 and December 31, 2020, the Company concluded that it had investments in VIEs. Refer to Note 10 — Variable Interest Entities for additional information.

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

Deferred Rent Receivable

Deferred rent receivable represents rent earned in excess of rent received as a result of straight-lining rents over the terms of the leases on the FM Property, the CO Property, the Lewisville Property, the SF Property, the Buchanan Property, the Keller Property, the DST and the Summerfield DST in accordance with ASC Topic 842, Leases. As of March 31, 2021 and December 31, 2020, Deferred rent receivable was $4,603,096 and $1,788,266, respectively.

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

The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate assets may not be recoverable. Impairment indicators that the Company considers include, but are not limited to, bankruptcy or other credit concerns of a property’s major tenant, such as a history of late payments, rental concessions and other factors, a significant decrease in a property’s revenues due to lease terminations, vacancies, co-tenancy clauses, reduced lease rates or other circumstances. When indicators of potential impairment are present, the Company assesses the recoverability of the assets by determining whether the carrying amount of the assets will be recovered through the undiscounted future cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying amount, the Company will adjust the real estate assets to their respective fair values and recognize an impairment loss. Generally, fair value is determined using a discounted cash flow analysis and recent comparable sales transactions. No impairment losses were recorded during the three months ended March 31, 2021 or March 31, 2020 after the Company assessed the recoverability of its assets. As of March 31, 2021 and December 31, 2020, no impairment losses have been identified.

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

Income recognition is suspended for a mezzanine loan investment at the earlier of the date at which payments become 90-days past due or when, in the opinion of management, a full recovery of income and principal becomes doubtful. When the ultimate collectability of the principal of an impaired mezzanine loan investment is in doubt, all payments are applied to principal under the cost recovery method. When the ultimate collectability of the principal of an impaired mezzanine loan investment is not in doubt, contractual income from mezzanine loan is recorded as income from mezzanine loan when received, under the cash basis method until an accrual is resumed when the mezzanine loan investment becomes contractually current and performance is demonstrated to be resumed. A mezzanine loan investment is written off when it is no longer realizable and/or legally discharged. No impairment losses were recorded during the three months ended March 31, 2021 or March 31, 2020 after the Company assessed the recoverability of its assets. As of March 31, 2021 and December 31, 2020, no impairment losses have been identified.

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

Income recognition is suspended for a preferred equity investment at the earlier of the date at which payments become 90-days past due or when, in the opinion of management, a full recovery of income and principal becomes doubtful. When the ultimate collectability of the principal of an impaired preferred equity investment is in doubt, all payments are applied to principal under the cost recovery method. When the ultimate collectability of the principal of an impaired preferred equity investment is not in doubt, contractual preferred return income is recorded as preferred return income when received, under the cash basis method until an accrual is resumed when the preferred return investment becomes contractually current and performance is demonstrated to be resumed. A preferred return investment is written off when it is no longer realizable and/or legally discharged. No impairment losses were recorded during the three months ended March 31, 2021 or March 31, 2020 after the Company assessed the recoverability of its assets. As of March 31, 2021 and December 31, 2020, no impairment losses have been identified.

Unconsolidated Equity Method Investments

The Company performs consolidation analysis in accordance with ASC Topic 810, Consolidation, as described in the “Variable Interest Entities” section of Note 2 — Summary of Significant Accounting Policies. The Company has determined, as a result of its analysis, that it is not the primary beneficiary of its investment in the Station DST, and therefore has not consolidated the entity. The Company has accounted for its investment in the Station DST, which is controlled and managed by CFI, under the equity method of accounting, and included within Investments in real estate-related assets on the Company’s consolidated balance sheet. In accordance with ASC Topic 323, Investments-Equity Method and Joint Ventures, the Company is able to exercise significant influence over this investee. Under the equity method, the investment is adjusted each period for capital contributions and distributions and its share of the entity’s net income (loss). Capital contributions, distributions and net income (loss) of such entity is recorded in accordance with the terms of the governing documents. An allocation of net income (loss) may differ from the stated ownership percentage interest in such entity as a result of preferred returns and allocation formulas, if any, as described in such governing documents. Investments in real estate-related assets are periodically reviewed for impairment based on projected cash flows from the underlying investment. If an impairment is identified, the carrying value of the investment will be reduced to the anticipated recoverable amount. As of March 31, 2021 and December 31, 2020, no impairment has been identified.

Deferred Financing Costs

Costs incurred in connection with obtaining financing are capitalized and amortized over the term of the related loan on a straight-line basis, which approximates the effective interest method. The carrying value of the deferred financing costs at March 31, 2021 and December 31, 2020 was $1,391,789 and $764,753, respectively, which is net of accumulated amortization of $177,441 and $158,042, respectively, and recorded as an offset to the related debt. For the three months ended March 31, 2021 and March 31, 2020, amortization of deferred financing costs was $19,107 and $19,155, respectively, and is included in Interest expense on the accompanying consolidated statements of operations.

Revenue Recognition

Rental revenue is recognized on a straight-line basis over the life of the respective leases.

Preferred return income from the Company’s preferred equity investment is recognized when earned and accrued based on the outstanding investment balance.

Income from mezzanine loan investment is recognized when earned and accrued based on the outstanding loan balance.

Due from Related Party

Due from related party includes amounts owed to the Company by CFI pursuant to the terms of the sponsor support agreement for the reimbursement of selling commissions and dealer manager fees, as well as other amounts from the Advisor, which at March 31, 2021 and December 31, 2020 was $275,464 and $275,464, respectively. Due to the termination of the Primary Offering, there was no Sponsor Support (as defined below in Note 9 – Related Party Transactions) outstanding at March 31, 2021.

Deferred Revenue

Deferred revenue represents unearned rent received in advance from tenants at certain of the Company’s properties, which at March 31, 2021 and December 31, 2020 was $580,074 and $570,362, respectively.

Restricted Reserves

Restricted reserves is comprised of amounts received from tenants at certain of the Company’s properties for recoverable property operating expenses to be paid by the Company on behalf of the tenants, pursuant to the terms of the respective lease arrangements, which at March 31, 2021 and December 31, 2020 was $610,779 and $200,487, respectively.

Tenant Reimbursement Income

Certain property operating expenses, including real estate taxes and insurance, among others, are paid by the Company and are reimbursed by the tenants of the Company’s properties pursuant to the terms of the respective leases. These reimbursements are reflected as Tenant reimbursement income in the accompanying consolidated statements of operations, which, for the three months ended March 31, 2021 and March 31, 2020 was $518,932 and $421,159, respectively.

Property Operating Expenses

Certain property operating expenses, including real estate taxes and insurance, among others, are paid by the Company and may be reimbursed by the tenants of the Company’s properties pursuant to the terms of the respective leases. These expenses incurred are reflected as Property operating expenses in the accompanying consolidated statements of operations, which for the three months ended March 31, 2021 and March 31, 2020 was $352,802 and $432,964, respectively.

Due to Related Parties

Due to related parties is comprised of amounts contractually owed by the Company for various services provided to the Company from related parties, which at March 31, 2021 and December 31, 2020 was $1,184,858 and $1,438,450, respectively (See Note 9 – Related Party Transactions).

Organization and Offering Costs

The Advisor has agreed to pay, on behalf of the Company, all organizational and offering costs (including legal, accounting, and other costs attributable to the Company’s organization and offering, but excluding upfront selling commissions, dealer manager fees and distribution fees) (“O&O Costs”) through the first anniversary of the date on which the Company satisfied the Minimum Offering Requirement, which was May 18, 2018 (the “Escrow Break Anniversary”). After the Escrow Break Anniversary, the Advisor, in its sole discretion, may pay some or all of the additional O&O Costs incurred, but is not required to do so. To the extent the Advisor pays such additional O&O Costs, the Company is obligated to reimburse the Advisor subject to the 1% Cap (as defined below). Following the Escrow Break Anniversary, the Company began reimbursing the Advisor for payment of O&O Costs on a monthly basis, which will continue through the period ended May 18, 2021; provided, however, that the Company will not be obligated to pay any amounts that as a result of such payment would cause the aggregate payments for O&O Costs (less selling commissions, dealer manager fees and distribution fees) paid to the Advisor to exceed 1% of gross proceeds from all the Company’s public offerings (the “1% Cap”), as of such payment date. Any amounts not reimbursed in any period shall be included in determining any reimbursement liability for a subsequent period. As of March 31, 2021, the Advisor has continued to pay all O&O Costs on behalf of the Company.

As of March 31, 2021 and December 31, 2020, the Advisor has incurred O&O Costs on the Company’s behalf of $10,421,308 and $9,946,509, respectively. As of March 31, 2021 and December 31, 2020, the Company is obligated to reimburse the Advisor for O&O Costs in the amount of $129,709 and $312,284, respectively, which is included within Due to related parties in the accompanying consolidated balance sheets. As of March 31, 2021 and December 31, 2020, organizational costs of $90,675 and $90,675, respectively, were expensed and offering costs of $1,651,034 and $1,551,287, respectively, were charged to stockholders’ equity. As of March 31, 2021 and December 31, 2020, the Company has made reimbursement payments of $1,612,000 and $1,329,678, respectively, to the Advisor for O&O Costs incurred.

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

Earnings Per Share

Basic net income (loss) per share of common stock is determined by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is determined by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period, including common stock equivalents. As of March 31, 2021 and December 31, 2020, there were no material common stock equivalents that would have a dilutive effect on net income (loss) per share for common stockholders. All classes of common stock are allocated net income (loss) at the same rate per share.

For the three months ended March 31, 2021, basic and diluted net income per share was $0.02. For the three months ended March 31, 2020, basic and diluted net income per share was $0.09.

Recently Adopted Accounting Pronouncements

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

In March 2020, the FASB issued ASU No. 2020-03, Codification Improvements to Financial Instruments. This ASU makes narrow-scope amendments related to various aspects pertaining to financial instruments and related disclosures by clarifying or improving the Codification. Certain guidance became effective for the Company for annual periods beginning January 1, 2020, and the adoption of this guidance did not have a material impact on the Company’s unaudited consolidated financial statements. The guidance related to credit losses will be effective for the Company on January 1, 2023. Early adoption is permitted. Management is currently evaluating the impact of the new credit losses guidance on the Company’s unaudited consolidated financial statements.

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The guidance is designed to provide relief from the accounting analysis and impacts that may otherwise be required for modifications to agreements (e.g., loans, debt securities, derivatives, and borrowings) necessitated by reference rate reform as entities transition away from LIBOR and other interbank offered rates to alternative reference rates. This ASU also provides optional expedients to enable companies to continue to apply hedge accounting to certain hedging relationships impacted by reference rate reform. Application of the guidance is optional and only available in certain situations. The ASU is effective upon issuance and generally can be applied through December 31, 2022. In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848): Scope. The amendments in this standard are elective and principally apply to entities that have derivative instruments that use an interest rate for margining, discounting, or contract price alignment that is modified as a result of reference rate reform (referred to as the “discounting transition”). The standard expands the scope of ASC 848, Reference Rate Reform and allows entities to elect optional expedients to derivative contracts impacted by the discounting transition. Similar to ASU No. 2020-04, provisions of this ASU are effective upon issuance and generally can be applied through December 31, 2022. Management is evaluating and planning for adoption of the new guidance, including forming a cross-functional LIBOR transition team to determine the Company’s transition plan and facilitate an orderly transition to alternative reference rates, and continuing its assessment on the Company’s unaudited consolidated financial statements.

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The standard is expected to reduce complexity and improve comparability of financial reporting associated with accounting for convertible instruments and contracts in an entity’s own equity. The ASU also enhances information transparency by making targeted improvements to the related disclosures guidance. Additionally, the amendments affect the diluted EPS calculation for instruments that may be settled in cash or shares and for convertible instruments. The new standard will become effective for the Company beginning January 1, 2024, can be applied using either a modified retrospective or a fully retrospective method of transition and early adoption is permitted. Management is currently evaluating the impact of the new guidance on the Company’s unaudited consolidated financial statements.

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

Note 3 – Investment in Real Estate

Investment in real estate, net consisted of the following at March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
Building and building improvements	$288,034,151	$140,185,153
Land	46,886,000	23,195,885
Total	334,920,151	163,381,038
Accumulated depreciation	(9,786,060)	(8,590,986)
Investment in real estate, net	$325,134,091	$154,790,052

As of March 31, 2021, the Company owned interests in 15 real properties as described below:

Portfolio	Ownership Percentage	Location	Number of Properties	Square Feet	Remaining Lease Term(1)	Annualized Rental Income(2)	Acquisition Date	Purchase Price(3)
Walgreens Grand Rapids ("GR Property")	100%	Grand Rapids, MI	1	14,552	11.3 years	$500,000	July 2017	$7,936,508
CF Net Lease Portfolio IV DST ("DST Properties")	100%	Various	7	103,537	15.7 years	$2,323,749	September 2017	$35,706,642
Daimler Trucks North America Office Building ("FM Property")	100%	Fort Mill, SC	1	150,164	7.8 years	$2,670,638	February 2018	$40,000,000
Alliance Data Systems Office Building ("CO Property")	100%	Columbus, OH	1	241,493	11.5 years	$3,362,844	July 2018	$46,950,000
Hoya Optical Labs of America ("Lewisville Property")	100%	Lewisville, TX	1	89,473	7.3 years	$937,060	November 2018	$14,120,000
Williams Sonoma Office Building ("SF Property")	75%	San Francisco, CA	1	13,907	0.8 years	$582,860	September 2019	$11,600,000
Martin Brower Industrial Buildings ("Buchanan Property")	100%	Phoenix, AZ	1	93,302	10.9 years	$1,083,444	November 2019	$17,300,000
Multifamily Residential Property ("Keller Property")	74%	Carrolton, TX	1	255,627	multiple(4)	$4,647,552	February 2021	$56,500,000
Multifamily Residential Property ("Summerfield Property")	19%	Landover, MD	1	452,876	multiple(4)	$9,590,592	March 2021	$115,500,000
(1)	Reflects number of years remaining until the tenant’s first termination option.

On March 9, 2021, the tenant (Walgreens) of the DST waived the lease termination option and extended the first-term lease maturity by five years to November 30, 2036.

(2)	Reflects the average annualized rental income for the lease(s). Annualized rental income for Keller Property and Summerfield Property is based on full occupancy.
(3)	Reflects the contract purchase price at 100% ownership as opposed to adjusted for current ownership percentage as applicable.
(4)	Indicates individual tenant leases (with a 1 year average lease term) for the multifamily residential properties.

Note 4 - Intangibles

The amortization of acquired above-market and/or below-market leases is recorded as an adjustment to Rental revenue on the consolidated statements of operations. For the three months ended March 31, 2021 and March 31, 2020, the net amount of such amortization was included as an increase to rental income of $204,398 and $204,398, respectively.

The amortization of in-place leases is recorded as an adjustment to Depreciation and amortization expense on the consolidated statements of operations. For the three months ended March 31, 2021 and March 31, 2020, the net amount of such amortization was $588,469 and $550,831.

As of March 31, 2021 and December 31, 2020, the gross carrying amount and accumulated amortization of the Company’s intangible assets consisted of the following:

	March 31, 2021	December 31, 2020
Intangible assets:
In-place lease intangibles	$26,089,766	$22,234,766
Above-market lease intangibles	451,899	451,899
Total intangible assets	26,541,665	22,686,665
Accumulated amortization:
In-place lease amortization	(4,646,295)	(4,005,777)
Above-market lease amortization	(112,344)	(104,770)
Total accumulated amortization	(4,758,639)	(4,110,547)
Intangible assets, net	$21,783,026	$18,576,118

The estimated future amortization on the Company’s intangible assets for each of the next five years and thereafter as of March 31, 2021 is as follows:

Year	In-place Lease Intangibles	Above-market Lease Intangibles	Total
2021 (remaining)	4,274,679	22,721	4,297,400
2022	2,901,114	30,295	2,931,409
2023	1,757,989	30,295	1,788,284
2024	1,757,989	30,295	1,788,284
2025	1,757,989	30,295	1,788,284
Thereafter	8,993,711	195,654	9,189,365
	$21,443,471	$339,555	$21,783,026

As of March 31, 2021 and December 31, 2020, the gross carrying amount and accumulated amortization of the Company’s Intangible liabilities consisted of the following:

	March 31, 2021	December 31, 2020
Intangible liabilities:
Below-market lease intangibles	$9,065,316	$9,065,316
Accumulated amortization:
Below-market lease amortization	(1,476,436)	(1,264,464)
Intangible liabilities, net	$7,588,880	$7,800,852

The estimated future amortization on the Company’s intangible liabilities for each of the next five years and thereafter as of March 31, 2021 is as follows:

Year	Below-market Lease Intangibles
2021 (remaining)	635,915
2022	687,001
2023	687,001
2024	687,001
2025	687,001
Thereafter	4,204,961
$7,588,880

Note 5 - Five Year Minimum Rental Payments

The estimated future minimum rents the Company expects to receive for the GR Property, FM Property, CO Property, Lewisville Property, the DST Properties, SF Property, and the Buchanan Property for each of the next five years and thereafter through the end of the primary term as of March 31, 2021 is as follows:

Year	GR Property	FM Property	CO Property	Lewisville Property	DST Properties	SF Property	Buchanan Property	Total
2021 (remaining)	$375,000	1,920,222	2,415,506	686,949	1,660,693	$439,555	776,143	$8,274,068
2022	500,000	2,611,352	3,251,284	915,933	2,305,756	—	1,034,857	10,619,182
2023	500,000	2,663,909	3,286,073	943,411	2,305,756	—	1,075,458	10,774,607
2024	500,000	2,716,467	3,321,234	943,411	2,305,756	—	1,079,150	10,866,018
2025	500,000	2,770,526	3,356,771	971,713	2,320,167	—	1,079,150	10,998,327
Thereafter	3,250,000	8,649,446	23,572,354	2,443,858	27,753,863	—	6,938,466	72,607,987
Total	$5,625,000	$21,331,922	$39,203,222	$6,905,275	$38,651,991	$439,555	$11,983,224	$124,140,189

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

On October 29, 2020, the Station DST acquired the fee simple interest in a 444-unit apartment community located in Irving, Texas (the “Station DST Property”), for a total purchase price of $106 million. The purchase price was comprised of $47.1 million in equity and $58.9 million in proceeds from a mortgage loan. At March 31, 2021, the Station DST Property is 96.62% occupied. As part of the acquisition, the Station DST received an appraisal of the Station DST Property as of September 15, 2020 with an appraised value of $107.4 million. This appraisal was conducted by a third-party licensed appraiser and was based upon the income approach (a direct capitalization analysis) and sales comparison approach.

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

The results of operations for the Company’s investments in real estate-related assets for the three months ended March 31, 2021 and March 31, 2020 are summarized below:

	For the Three Months Ended March 31,
Station DST	2021	2020
Revenues	$953,326	$—
Operating expenses	(505,732)	—
Other expenses, net	(1,369,235)	—
Net income (loss)	$(921,641)	$—

Net income (loss) attributable to the Company(1)	$(261,807)	$—
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

On February 25, 2021, in connection with the purchase of the Keller Property, an indirect subsidiary of the Operating Partnership, 3221 Keller Springs Road Owner, LLC (the “Keller SPE”), entered into a loan agreement (the “Keller Loan”) with CBRE Multifamily Capital, Inc. (the “Keller Lender”) with an outstanding principal amount of $31,277,000.  The Loan provides for monthly interest payments and bears interest at an initial floating rate of 2.203% per annum (which will fluctuate monthly), through the maturity date of March 1, 2031.  One year after the effective date of the Keller Loan, the Keller SPE has the option to convert the Keller Loan to a 7-year or 10-year fixed rate loan, subject to the conditions set forth in the loan agreement (the “Keller Loan Agreement”). Prior to the funding of the Keller Loan, the Company entered into a rate capitalization agreement with SMBC Capital Markets, Inc., (the “Cap Seller”), in which the Cap Seller agrees to make payments to the Company commencing on February 25, 2021 until March 1, 2024.  Under the terms of the rate capitalization agreement, the Cap Seller is obligated to make payments to the Company in the event that 30-Day Average SOFR exceeds the capitalization rate (the “Cap Rate”), of 1.24%. After one year, the Keller SPE may voluntarily prepay all or a portion of the unpaid principal balance of the Keller Loan and all accrued interest thereon and other sums due under the Keller Loan, provided that the Company provides the Keller Lender with prior notice of such prepayment and a prepayment premium of 1% of the principal being prepaid.

On March 26, 2021, in connection with the purchase of the Summerfield Property, the Summerfield DST entered into a loan agreement (the “Summerfield Loan”) with Arbor Private Label, LLC for an outstanding amount of $76,575,000. The Loan provides for monthly interest payments and bears a fixed interest rate of 3.650% per annum, through the maturity date of April 1, 2031.

As of March 31, 2021 and December 31, 2020, the Company’s Loans payable balance was $190,605,395 and $83,380,431, net of deferred financing costs, respectively. As of March 31, 2021 and December 31, 2020, deferred financing costs were $1,391,789 and $764,753, net of accumulated amortization of $177,441 and $158,042, respectively, which has been accounted for within Interest expense on the consolidated statements of operations.

Information on the Company’s Loans payable as of March 31, 2021 and December 31, 2020 is as follows:

Description	March 31, 2021
	GR Property	FM Property	CO Property	DST Properties	Buchanan Property	Keller Springs Property	Summerfield Property	Total
Principal amount of loans	$4,500,000	$21,000,000	$26,550,000	$22,495,184	$9,600,000	$31,277,000	$76,575,000	$191,997,184
Less: Deferred financing costs, net of accumulated amortization of $177,441	(51,437)	(143,730)	(199,452)	(271,236)	(79,862)	(425,804)	(220,268)	(1,391,789)
Loans payable, net of deferred financing costs and amortization	$4,448,563	$20,856,270	$26,350,548	$22,223,948	$9,520,138	$30,851,196	$76,354,732	$190,605,395

Description	December 31, 2020
	GR Property	FM Property	CO Property	DST Properties	Buchanan Property	Keller Springs Property	Summerfield Property	Total
Principal amount of loans	$4,500,000	$21,000,000	$26,550,000	$22,495,184	$9,600,000	$—	$—	$84,145,184
Less: Deferred financing costs, net of accumulated amortization of $158,042	(53,485)	(148,297)	(203,743)	(277,618)	(81,610)	—	—	(764,753)
Loans payable, net of deferred financing costs and amortization	$4,446,515	$20,851,703	$26,346,257	$22,217,566	$9,518,390	$—	$—	$83,380,431

For the three months ended March 31, 2021 and March 31, 2020, the Company incurred $1,007,501 and $960,195, respectively, of interest expense, which is included within Interest expense on the consolidated statements of operations. As of March 31, 2020 and December 31, 2020, $332,534 and $273,200 respectively, was unpaid and is recorded as accrued interest payable on the Company’s consolidated balance sheets. All of the unpaid interest expense accrued as of March 31, 2021 and December 31, 2020 was paid during April 2021 and January 2021, respectively.

Also included within Interest expense on the consolidated statements of operations is amortization of deferred financing costs, which, for the three months ended March 31, 2021 and March 31, 2020, was $19,107 and $19,155, respectively.

The following table presents the future principal payments due under the Company’s loan agreements as of March 31, 2021:

Year	Amount
2021 (remaining)	—
2022	—
2023	—
2024	—
2025	—
Thereafter	191,997,184
Total	$191,997,184

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

As of March 31, 2021, the Company’s total number of authorized shares was 400,000,000, consisting of 10,000,000 of Class AX authorized common shares, 5,000,000 of Class TX authorized common shares, 5,000,000 of Class IX authorized common shares, 100,000,000 of Class T authorized common shares, 20,000,000 of Class S authorized common shares, 60,000,000 of Class D authorized common shares, and 200,000,000 of Class I authorized common shares. The Class AX Shares, Class D Shares, Class I Shares, Class IX Shares, Class S Shares, Class T Shares and Class TX Shares have the same voting rights and rights upon liquidation, although distributions are expected to differ due to the distribution fees payable with respect to Class D Shares, Class S Shares, Class T Shares and Class TX Shares, which will reduce distributions to the holders of such classes of shares.

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

As of March 31, 2021, the Company had sold 6,800,910 shares of its common stock (consisting of 3,440,979 Class AX Shares, 1,460,295 Class TX Shares, 1,195,971 Class IX Shares, 443,006 Class I Shares, 143,293 Class T Shares, 115,798 Class D shares, and 1,568 Class S shares) in the Offerings for aggregate net proceeds of $166,304,353. As of December 31, 2020, the Company had sold 6,387,089 shares of its common stock (consisting of 3,450,361 Class AX Shares, 1,472,875 Class TX Shares and 1,218,108 Class IX Shares, 160,013 Class I Shares, 44,884 Class T Shares, 39,281 Class D Shares and 1,567 Class S Shares) in the Offerings for aggregate net proceeds of $156,649,126.

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

To ensure that the Company has sufficient funds to cover cash distributions authorized and declared during the Initial Offering, the Company and CFI entered into a distribution support agreement, as amended (the “Distribution Support Agreement”). The terms of the agreement provide that in the event that cash distributions exceed modified funds from operations (“MFFO”), defined as a supplemental measure to reflect the operating performance of a non-traded REIT, for any calendar quarter through the termination of the Primary Offering, CFI shall purchase Class IX Shares from the Company in an amount equal to the distribution shortfall, up to $5 million (less the $2.0 million of shares purchased by CFI in order to satisfy the Minimum Offering Requirement). On August 10, 2020, the Company and CFI entered into Second Amended and Restated Distribution Support Agreement (the “Amended Distribution Support Agreement”) to ensure that the Company has a sufficient amount of funds to pay cash distributions to stockholders during the Follow-On Offering. Pursuant to the Amended Distribution Support Agreement, in the event that cash distributions exceed MFFO, CFI will purchase Class I Shares from the Company in the Follow-On Offering in an amount equal to the distribution shortfall, up to $5 million (less the $2.0 million of shares purchased by CFI in order to satisfy the Minimum Offering Requirement and any shares purchased by CFI pursuant to the Distribution Support Agreement in the Initial Offering). As of March 31, 2021, CFI’s remaining obligation pursuant to the Amended Distribution Support Agreement is limited to $1,867,720.

As of March 31, 2021 and December 31, 2020, the Company has declared distributions of $21,582,891 and $19,102,079, respectively, of which $866,897 and $809,365, respectively, was unpaid as of the respective reporting dates and has been recorded as distributions payable on the accompanying consolidated balance sheets. All of the unpaid distributions as of March 31, 2021 and December 31, 2020 were paid during April 2021 and January 2021, respectively. As of March 31, 2021 and December 31, 2020, distributions reinvested pursuant to the Company’s DRP were $7,331,693 and $6,464,069, respectively.

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

During the three months ended March 31, 2021, the Company repurchased 78,777 shares, in the amount of $1,884,438. During the three months ended March 31, 2020, the Company repurchased 25,284 shares in the amount of $620,659.

Non-controlling Interest

Special Unit Holder

The Special Unit Holder has invested $1,000 in the Operating Partnership and has been issued a special class of limited partnership units as part of the overall consideration for the services to be provided by the Advisor. In addition, the Special Unit Holder is entitled to receive a performance participation distribution from the Operating Partnership, subject to certain terms and calculations as defined within the amended Operating Partnership agreement. Such allocation (the “Performance Participation Allocation”) is paid in cash annually and accrued monthly. As of March 31, 2021, the Special Unit Holder is entitled to $1,388,132 pursuant to the Performance Participation Allocation. The Performance Participation Allocation has been included as a component of Distributions payable on the accompanying consolidated balance sheet. The Special Unit Holder investment in the Operating Partnership, including the Performance Participation Allocation, have been recorded as components of Non-controlling interests in subsidiaries on the consolidated balance sheets as of March 31, 2021 and December 31, 2020, respectively.

GSR Interest in the SF Property SPE

Based on the Company’s consolidation analysis, which was performed in accordance with ASC 810 as described in the “Variable Interest Entities” section of Note 2 — Summary of Significant Accounting Policies, management has determined that the Company is the primary beneficiary of the SF Property SPE. Accordingly, the Company has consolidated the SF Property SPE. As of March 31, 2021, the Company’s ownership interest in the SF Property SPE was 75%, and GSR’s interest was 25%. GSR’s total ownership interest of $2,921,923 has been recorded as a component of Non-controlling interests in subsidiaries on the Company’s unaudited consolidated balance sheet as of March 31, 2021.

Non-controlling interest in Keller Property SPE

Based on the Company’s consolidation analysis, which was performed in accordance with ASC 810 as described in the “Variable Interest Entities” section of Note 2 — Summary of Significant Accounting Policies, management has determined that the Company is the primary beneficiary of the Keller Property SPE. Accordingly, the Company has consolidated the Keller Property SPE. As of March 31, 2021, the Company’s ownership interest in the Keller Property SPE was 73.7%, and other parties’ interest was 26.3%. The other parties’ total ownership interest of $7,017,796 has been recorded as a component of Non-controlling interests in subsidiaries on the Company’s unaudited consolidated balance sheet as of March 31, 2021.

Non-controlling interest in Summerfield DST

Based on the Company’s consolidation analysis, which was performed in accordance with ASC 810 as described in the “Variable Interest Entities” section of Note 2 — Summary of Significant Accounting Policies, management has determined that the Company is the primary beneficiary of the Summerfield DST. Accordingly, the Company has consolidated the Summerfield DST. As of March 31, 2021, the Company’s ownership interest in the Summerfield DST was 19.23%, and other parties’ interest was 80.78%. The other parties’ total ownership interest of $36,834,047 has been recorded as a component of Non-controlling interests in subsidiaries on the Company’s unaudited consolidated balance sheet as of March 31, 2021.

In connection with the acquisition of the Summerfield Property, a wholly owned subsidiary of the Operating Partnership entered a joint venture (the “Summerfield MT JV”) between the wholly owned subsidiary of the Operating Partnership and affiliates of Hamilton Zanze (“HZ”). As of March 31, 2021, the Company’s ownership interest in the Summerfield MT JV was 90%, and HZ’s interest was 10%. HZ’s total ownership interest of $25,000 has been recorded as a component of Non-controlling interests in subsidiaries on the Company’s unaudited consolidated balance sheet as of March 31, 2021.

Note 9 – Related Party Transactions

Keller Property SPE

During the three months ended March 31, 2021, the Company, through the Operating Partnership entered the Keller Member JV, with an affiliate of CFI, to indirectly acquire 97% interests in the Keller Property for a purchase price of $56,500,000. The Company owns 76% interests and CFI owns 24% interests in the Keller Member JV. The remaining 3% interests in the Keller Property is own by CAF, an unrelated third party. As of March 31, 2021, the Company’s interest in the Keller Property SPE was 73.7%. As of March 31, 2021 the Company has consolidated the Keller Property SPE in accordance with ASC 810 as described in the “Variable Interest Entities” section of Note 2 — Summary of Significant Accounting Policies.

Summerfield DST Interests

During the three months ended March 31, 2021, the Company, through the Operating Partnership, entered into a joint venture with CFI to acquire 25% of the Summerfield DST interests in the Summerfield Property. The joint venture is owned 76.9% by the Operating Partnership and 23.1% by CFI. The remaining 75% of the interests (the “Option Interests”) in the Summerfield DST are owned by affiliates of CFI. As of March 31, 2021, the Company’s interest in the Summerfield DST was 19.23%. As of March 31, 2021, the Company has consolidated the Summerfield DST in accordance with ASC 810 as described in the “Variable Interest Entities” section of Note 2 — Summary of Significant Accounting Policies.

Station DST Interests

During the year ended December 31, 2020, the Company, through the Operating Partnership, acquired the Station Interests in the Station DST, a Delaware statutory trust, which is controlled and managed by CFI, for a purchase price of $7,573,700. As of March 31, 2021, the Company’s interest in the Station DST was 15%. The Company accounts for its investment in the Station DST under the equity method of accounting, as described in “Note 6—Investment in Real Estate-Related Assets”.

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

Organization and Offering Expenses. The Company will reimburse the Advisor and its affiliates for O&O Costs it incurs on the Company’s behalf but only to the extent that the reimbursement does not cause the selling commissions, the dealer manager fee and the other O&O Costs borne by the Company to exceed 15% of gross offering proceeds of each Offering as of the date of the reimbursement. If the Company raises the maximum offering amount in the Offerings and under the DRP, the Company estimates O&O Costs (other than upfront selling commissions, dealer manager fees and distribution fees), in the aggregate, to be 1% of gross offering proceeds of the Offerings. These O&O Costs include all costs (other than upfront selling commissions, dealer manager fees and distribution fees) to be paid by the Company in connection with the initial set up of the organization of the Company as well as the Offerings, including legal, accounting, printing, mailing and filing fees, charges of the transfer agent, charges of the Advisor for administrative services related to the issuance of shares in the Offerings, reimbursement of bona fide due diligence expenses of broker-dealers, and reimbursement of the Advisor for costs in connection with preparing supplemental sales materials.

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

As of March 31, 2021 and December 31, 2020, the Advisor had incurred $10,421,308 and $9,946,509, respectively, of O&O Costs (other than upfront selling commissions, dealer manager fees and distribution fees) on behalf of the Company. The amount of the Company’s obligation is limited to the 1% Cap less any reimbursement payments made by the Company to the Advisor for O&O Costs incurred, which, at March 31, 2021 and December 31, 2020, is $129,709 and $312,284, respectively, and is included within Due to related parties in the accompanying consolidated balance sheets. As of March 31, 2021 and December 31, 2020, organizational costs of $90,675 and $90,675, respectively, were expensed and offering costs of $1,651,034 and $1,551,287 were charged to stockholders’ equity. As of March 31, 2021 and December 31, 2020, the Company has made reimbursement payments of $1,612,000 and $1,329,678, respectively, to the Advisor for O&O Costs incurred. As of March 31, 2021, the Advisor has continued to pay all O&O Costs on behalf of the Company.

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

For the three months ended March 31, 2021, and March 31, 2020, the Company incurred asset management fees of $466,823 and $386,411, respectively. The asset management fee related to the month of March 2021 of $159,844 was unpaid as of March 31, 2021 and has been included within Due to related parties on the consolidated balance sheet. The amount of asset management fees incurred by the Company during the applicable period is included in the calculation of the limitation of operating expenses pursuant to the 2%/25% Guidelines (as defined and described below).

Other Operating Expenses. Effective April 1, 2018, the Advisory Agreement (i) includes limitations with regards to the incurrence of and additional limitations on reimbursements of operating expenses and (ii) clarifies the reimbursement and expense timing and procedures, including potential reimbursement of unreimbursed operating expenses.

Pursuant to the terms of the Advisory Agreement (which subsequently were incorporated into the Amended Advisory Agreement as defined below), the Company is obligated to reimburse the Advisor for certain operating expenses. Beginning October 1, 2018, the Company was subject to the limitation that it generally may not reimburse the Advisor for any amounts by which the total operating expenses at the end of the four preceding fiscal quarters exceeds the greater of (i) 2% of average invested assets (as defined in the Advisory Agreement) and (ii) 25% of net income other than any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of investments for that period (the “2%/25% Guidelines”). If the Company’s independent directors determine that all or a portion of such amounts in excess of the limitation are justified based on certain factors, the Company may reimburse amounts in excess of the limitation to the Advisor. In addition, beginning on October 1, 2018, the Company may request any operating expenses that were previously reimbursed to the Advisor in prior or future periods in excess of the limitation to be remitted back to the Company. The Company reimbursed $1,004,539 of the operating expense reimbursement obligation to the Advisor in January 2019. As of March 31, 2021, the Company has accrued but not reimbursed $204,253 in operating expenses pursuant to the Advisory Agreement, which represents the current operating expense reimbursement obligation to the Advisor.

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

As of March 31, 2021, the total amount of unreimbursed operating expenses was $10,733,706. This includes operating expenses incurred by the Advisor on the Company’s behalf which have not been invoiced to the Company and also amounts invoiced to the Company by the Advisor but not yet reimbursed (“Unreimbursed Operating Expenses”). The amount of operating expenses incurred by the Advisor during the three months ended March 31, 2021 and March 31, 2020 which were not invoiced to the Company amounted to $694,740 and $694,417, respectively.

Property Management Fees. If the Company will engage the Advisor or an affiliate to serve as a property manager with respect to a particular property, the Company will generally pay market rate property management fees. For the three months ended March 31, 2021 and March 31, 2020, the Company incurred property management fees of $36,761 and $36,344, respectively. The property management fees incurred during the month of March 31, 2021 of $46,029 was unpaid as of March 31, 2021 and have been included within Due to related parties on the consolidated balance sheet.

Leasing Commissions. If the Advisor or an affiliate is the Company’s primary leasing agent, then the Company will pay customary leasing fees in amount that is usual and customary in that geographic area for that type of property. As of March 31, 2021 and December 31, 2020, no such amounts have been incurred by the Company.

Selling Commissions, Dealer Manager Fees and Distribution Fees

The Dealer Manager is a registered broker-dealer affiliated with CFI. The Company entered into the Dealer Manager Agreements with the Dealer Manager and is obligated to pay various commissions and fees with respect to the Class AX, Class TX, Class IX, Class T, Class S, Class D and Class I shares distributed in the Offerings. For providing such services, the Dealer Manager will receive fees. CFI has paid a portion of the selling commissions and all of the dealer manager fees as Sponsor Support, up to a total of 4% of gross offering proceeds from the sale of Class AX Shares and Class TX Shares, as well as 1.5% of Class IX Shares, incurred in connection with the Initial Offering. The Company will reimburse such expenses (i) immediately prior to or upon the occurrence of a liquidity event, including (A) the listing of the Company’s common stock on a national securities exchange or (B) a merger, consolidation or a sale of substantially all of the Company’s assets or any similar transaction or any transaction pursuant to which a majority of the Company’s board of directors then in office are replaced or removed, or (ii) upon the termination of the Amended Advisory Agreement by the Company or by the Advisor. In each such case, the Company only will reimburse CFI after the Company has fully invested the proceeds from the Initial Offering and the Company’s stockholders have received, or are deemed to have received, in the aggregate, cumulative distributions equal to their invested capital plus a 6% cumulative, non-compounded annual pre-tax return on such invested capital.

As of March 31, 2021, the likelihood, probability and timing of each of the possible occurrences or events listed in the preceding sentences (i) and (ii) in the above paragraph are individually and collectively uncertain. Additionally, whether or not the Company will have fully invested the proceeds from Initial Offering and also whether the Company’s stockholders will have received, or are deemed to have received, in the aggregate, cumulative distributions equal to their invested capital plus a 6% cumulative, non-compound annual pre-tax return on such invested capital at the time of any such occurrence or event is also uncertain. As of March 31, 2021 and December 31, 2020, CFI has paid Sponsor Support totaling $5,374,526 and $5,374,526, respectively, which will be subject to reimbursement by the Company to CFI in the event of these highly conditional circumstances.

The following summarizes the fees payable to the Dealer Manager:

Distribution Fees. Under the Dealer Manager Agreements, distribution fees are payable to the Dealer Manager with respect to the Company’s Class TX Shares, Class T Shares, Class S Shares and Class D Shares, all or a portion of which may be re-allowed by the Dealer Manager to participating broker-dealers. Under the IPO Dealer Manager Agreement, the distribution fees for Class TX Shares accrue daily and are calculated on outstanding Class TX Shares issued in the Primary Offering in an amount equal to 1.0% per annum of (i) the gross offering price per Class TX Share in the Primary Offering, or (ii) if the Company is no longer offering shares in a public offering, the most recently published per share NAV of Class TX Shares. Under the Follow-On Dealer Manager Agreement, the Company has agreed to pay the Dealer Manager (a) with respect to the Class T Shares and Class S Shares, a distribution fee in an annual amount equal to 0.85% of the aggregate NAV of the outstanding Class T Shares and Class S Shares, as applicable, and (b) with respect to the Class D Shares, a distribution fee in an annual amount equal to 0.25% of the aggregate NAV of the outstanding Class D Shares. The distribution fees are payable monthly in arrears and are paid on a continuous basis from year to year. During the three months ended March 31, 2021 and March 31, 2020, the Company paid distribution fees of $79,226 and $75,303, respectively. As of March 31, 2021 and December 31, 2020, the Company has incurred a liability of $643,223 and $734,830, respectively, which is included within Due to related parties on the consolidated balance sheets, $31,847 and $30,200, respectively, of which was due as of March 31, 2021 and December 31, 2020 and paid during April 2021 and January 2021, respectively.

Selling Commissions. Selling commissions payable to the Dealer Manager in the Initial Offering consisted of (i) up to 1% of gross offering proceeds paid by CFI for Class AX Shares and Class TX shares and, (ii) up to 5% and 2% of gross offering proceeds from the sale of Class AX Shares and Class TX Shares, respectively. No selling commissions were payable with respect to Class IX shares. Selling commissions in the Follow-On Offering consist of 3% and 3.5% of gross offering proceeds from the sale of Class T Shares and Class S Shares, respectively. All or a portion of such selling commissions may be re-allowed to participating broker-dealers. No selling commissions will be payable with respect to Class D and Class I Shares. For the three months ended March 31, 2021 and the year ended December 31, 2020, the Company incurred $61,272 and $646,770 of selling commissions, respectively, which is included within Additional paid-in capital on the consolidated balance sheets. At March 31, 2021 and December 31, 2020, $1,182,925 and $1,182,925 of Sponsor Support, respectively, has been recorded and $1,182,925 and $1,182,925, respectively, has been reimbursed by CFI. No Sponsor Support payment was due at March 31, 2021, as Sponsor Support ended with the termination of the Primary Offering.

Dealer Manager Fees. Dealer manager fees payable to the Dealer Manager in the Initial Offering consisted of up to 3.0% of gross offering proceeds from the sale of Class AX Shares and Class TX Shares sold in the Primary Offering and up to 1.5% of gross offering proceeds from the sale of Class IX Shares sold in the Primary Offering, all of which were paid by CFI. A portion of such dealer manager fees may be re-allowed to participating broker-dealers as a marketing fee. Dealer Manager fees payable to the Dealer Manager in the Follow-On Offering consist of up to 0.5% of gross offering proceeds from the sale of Class T Shares sold in the primary portion of the Follow-On Offering. No dealer manager fees will be payable with respect to Class S Shares, Class D Shares and Class I Shares. For the three months ended March 31, 2021 and the year ended December 31, 2020, the Company recorded $11,741 and $530,894 of dealer manager fees, respectively, which is included within Additional paid-in capital on the consolidated balance sheets. As of March 31, 2021 and December 31, 2020, all of the Sponsor Support related to dealer manager fees has been recorded and $4,191,601 and $4,191,601, respectively, has been reimbursed by CFI. No Sponsor Support payment was due at March 31, 2021, as Sponsor Support ended with the termination of the Primary Offering.

The following table summarizes the above mentioned fees and expenses incurred by the Company for the three months ended March 31, 2021:

		Due to related parties as of	Three months ended March 31, 2021		Due to related parties as of
Type of Fee or Reimbursement	Financial Statement Location	December 31, 2020	Incurred	Paid	March 31, 2021
Management Fees
Asset management fees	Management fees	$150,028	$466,823	$306,979	$159,844
Property management and oversight fees	Management fees	37,055	36,761	27,787	46,029
Organization, Offering and Operating Expense Reimbursements
Operating expenses(1)	General and administrative expenses	204,253	—	—	204,253
Organization expenses(2)	General and administrative expenses	17,879	—	13,448	4,431
Admin Fees(2)	General and administrative expenses	—	1,800	—	1,800
Offering costs(2)	Additional paid-in capital	294,405	99,748	268,875	125,278
Commissions and Fees
Selling commissions and dealer manager fees, net	Additional paid-in capital	—	73,012	73,012	—
Distribution fees	Additional paid-in capital	734,830	(12,381)	79,226	643,223
Total		$1,438,450	$665,763	$769,327	$1,184,858
Note:

(1) As of March 31, 2021, the Advisor has incurred, on behalf of the Company, a total of $10,733,706 in Unreimbursed Operating Expenses, including a total of $694,740 for the three months ended March 31, 2021 for which the Advisor has not invoiced the Company for reimbursement. The total amount of Unreimbursed Operating Expenses may, in future periods, be subject to reimbursement by the Company pursuant to the terms of the Advisory Agreement.

(2) As of March 31, 2021, the Advisor has incurred, on behalf of the Company, a total of $10,421,308 of O&O Costs, of which the Company’s obligation is limited to $129,709, pursuant to the 1% Cap.

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

As of March 31, 2021, CFI has invested $4,782,281 in the Company through the purchase of 191,337 shares (8,180 Class AX Shares for an aggregate purchase price of $200,001 and 183,157 Class IX Shares for an aggregate purchase price of $4,582,280). CFI purchased 125,157 of the Class IX Shares in the amount of $3,132,280 pursuant to the Distribution Support Agreement, which provides that in certain circumstances where the Company’s cash distributions exceed the Company’s modified funds from operations, CFI will purchase up to $5.0 million of Class IX Shares (including the $2.0 million of shares purchased in order to satisfy the Minimum Offering Requirement) at the then current offering price per Class IX Share net of dealer manager fees to provide additional cash to support distributions to the Company’s stockholders. On August 10, 2020, the Company and CFI entered into the Amended Distribution Support Agreement to ensure that the Company has a sufficient amount of funds to pay cash distributions to stockholders during the Follow-On Offering. Pursuant to the Amended Distribution Support Agreement, in the event that cash distributions exceed MFFO, CFI will purchase Class I Shares from the Company in the Follow-On Offering in an amount equal to the distribution shortfall, up to $5 million (less the $2.0 million of shares purchased by CFI in order to satisfy the Minimum Offering Requirement and any shares purchased by CFI pursuant to the Distribution Support Agreement in the Initial Offering).

Sponsor Support

The Company’s sponsor, CFI, is a Delaware limited liability company and an affiliate of CFLP. CFI has paid a portion of selling commissions and all of the dealer manager fees, up to a total of 4% of gross offering proceeds from the sale of Class AX Shares and Class TX Shares, as well as 1.5% of gross offering proceeds from the sale of Class IX Shares, incurred in connection with the Initial Offering. The Company will reimburse such expenses (i) immediately prior to or upon the occurrence of a liquidity event, including (A) the listing of the Company’s common stock on a national securities exchange or (B) a merger, consolidation or a sale of substantially all of the Company’s assets or any similar transaction or any transaction pursuant to which a majority of the Company’s board of directors then in office are replaced or removed, or (ii) upon the termination of the Amended Advisory Agreement by the Company or by the Advisor. In each such case, the Company only will reimburse CFI after the Company has fully invested the proceeds from the Initial Offering and the Company’s stockholders have received, or are deemed to have received, in the aggregate, cumulative distributions equal to their invested capital plus a 6% cumulative, non-compounded annual pre-tax return on such invested capital. As of March 31, 2021, CFI has paid Sponsor Support totaling $5,374,526.

Note 10 - Variable Interest Entities

As of March 31, 2021 and December 31, 2020, certain VIEs have been identified. In regard to the Company’s investment in the SF Property, the Keller Property and the Summerfield Property, the Company has determined itself to be the primary beneficiary because the Company has a significant variable interest in and control over the SF Property and Keller Property and a controlling interest in the Summerfield Property. Therefore, the Company has consolidated the SF Property, the Keller Property and the Summerfield Property. In regard to the Company’s investment in the Station DST, the Company has determined itself not to be the primary beneficiary, because the Company does not have a significant variable interest in and control over the Station DST. Therefore, the Company has not consolidated the Station DST. The Company’s maximum exposure to loss from its interest in an unconsolidated VIE as of March 31, 2021 is $7,203,457 related to its investment in a real estate-related asset, the Station DST. Refer to Note 6 - Investments in Real Estate-Related Assets for additional information.

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

Note 12 – Commitments and Contingencies

As of March 31, 2021 and December 31, 2020, the Company was not subject to litigation nor was the Company aware of any material litigation pending against it. The Company has entered into customary guaranty agreements (the “Guaranty Agreements”) in connection with the financing of certain specific investments, including the acquisition of the GR Property, the FM Property, the Buchanan Property, the CO Property and the Summerfield Property as further described in Note 7 — Loans Payable. Pursuant to the Guaranty Agreements, the Company has guaranteed any losses or liabilities that the lenders may incur as a result of the occurrence of certain enumerated bad acts as defined in the Guaranty Agreements. The Company has also guaranteed the repayment of obligations and indebtedness due to the lenders upon the occurrence of certain enumerated events as defined in the Guaranty Agreements. Additionally, in regards to the GR Property, the FM Property, the Buchanan Property, the CO Property and the Summerfield Property, the Company has also agreed to indemnify the lenders against certain environmental liabilities.

As of March 31, 2021, the Company’s liability under these arrangements is not quantifiable and the potential for the Company to be required to make payments under the Guaranty Agreements is remote.  Accordingly, no contingent liability is recorded in the Company’s unaudited consolidated balance sheet for these arrangements.

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

The following describes the methods the Company uses to estimate the fair value of the Company’s financial assets and liabilities:

Investment in real estate, net —The fair value is estimated by utilizing the income approach to value, using a direct capitalization analysis and discounted cash flow analysis, as well as a sales comparison approach where deemed applicable. As of March 31, 2021 and December 31, 2020, the estimated fair value of the Company’s Investment in real estate, net was $359,770,000 and $179,370,000, respectively. The Company has not elected the fair value option to account for its Investment in real estate, net.

Investments in real estate-related assets —The fair value of the Pennsylvania SPE and the Illinois SPE is estimated by discounting the expected cash flows based on the market interest and preferred return rates for similar loans and preferred equity investments to the Company’s investments. The fair value of the Company’s interest in the Station DST was based upon the Station DST Property appraisal, the fair market value of the mortgage loan encumbering the Station DST Property as of March 31, 2021, and the other tangible assets and liabilities of the Station DST such as cash and reserves, each reflecting the Company’s ownership interest in the Station DST (15%). As of March 31, 2021 and December 31, 2020, the estimated fair value of the Company’s Investments in real estate-related assets was $33,285,923 and $32,738,630, respectively. The Company has not elected the fair value option to account for its Investments in real estate-related assets.

Loans payable —The fair value is estimated by discounting the expected cash flows based on estimated borrowing rates available to the Company as of the measurement date. The current period liabilities’ carrying and fair values exclude net deferred financing costs. These financial instruments are valued using Level 2 inputs. As of March 31, 2021 and December 31, 2020, the estimated fair value of the Company’s loans payable was $193,536,384 and $86,521,068, respectively (excluding deferred financing costs). The Company has not elected the fair value option, and as such has accounted for its debt using the amortized cost method.

Other financial instruments — The Company considers the carrying value of its Cash and cash equivalents to approximate its fair value because of the short period of time between its origination and its expected realization as well as its highly-liquid nature. Due to the short-term maturity of this instrument, Level 1 inputs are utilized to estimate the fair value of this financial instrument.

Note 14 – Subsequent Events

Amazon Cleveland Last Mile Property Acquisition

On May 4, 2021, the Company acquired the interest in an Amazon “last mile”, 168,750 square foot distribution facility located at 10801 Madison Avenue, Cleveland, Ohio for a purchase price of $30,800,000, exclusive of closing costs and other adjustments. The property is leased to a subsidiary of Amazon.com (“Amazon”) under a new, 10-year triple-net lease which is guaranteed by Amazon. The property was acquired with 100% cash, equity funding provided by the Company, 9.9% and the Sponsor, providing 90.1%, of the total funding. The Company intends, but is not obligated, to purchase 100% of the membership interests from the Sponsor.

Common Stock Repurchases

Subsequent to March 31, 2021, the Company received and completed 11 eligible repurchase requests for a total of 27,297 shares in the amount of $659,651.

Status of the Offerings

As of May 14, 2021, the Company had sold an aggregate of 7,075,345 shares of its common stock (consisting of 3,432,623 Class AX Shares, 1,459,964 Class TX Shares, 1,200,562 Class IX Shares, 199,444 Class T Shares, 1,570 Class S Shares, 126,395 Class D Shares, and 654,787 Class I Shares) in the Offerings resulting in net proceeds of $172,764,211 to the Company as payment for such shares.

Distributions

As authorized by the board of directors of the Company, on April 30, 2021 the Company declared the following distributions for each class of the Company’s common stock as rounded to the nearest three decimal places ($1.55 on an annual basis):

Gross Distribution
Class T Shares	$0.1274
Class S Shares	$0.1274
Class D Shares	$0.1274
Class I Shares	$0.1274
Class AX Shares	$0.1274
Class TX Shares	$0.1274
Class IX Shares	$0.1274

The net distributions for each class of common stock (which represents the gross distributions described above less the distribution fee for the applicable class of common stock as described in the Company’s applicable prospectus) are payable to stockholders of record immediately following the close of business on April 30, 2021 and will be paid on or about May 7, 2021. These distributions will be paid in cash or reinvested in shares of the Company’s common stock for stockholders participating in the Company’s distribution reinvestment plan. Some or all of the cash distributions may be paid from sources other than cash flow from operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the unaudited consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. In addition to historical data, this discussion contains forward-looking statements about Cantor Fitzgerald Income Trust, Inc.’s, formerly known as Rodin Global Property Trust, Inc., (the “Company”) business, operations and financial performance based on current expectations that involve risks, uncertainties and assumptions. The Company’s actual results may differ materially from those in this discussion as a result of various factors, including but not limited to those discussed under “Risk Factors” in the Company’s Registration Statement on Form S-11 (File No. 333-237327) (the “Registration Statement”), under Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, and elsewhere in this Quarterly Report on Form 10-Q. The Company does not undertake to revise or update any forward-looking statements.

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

The foregoing list of factors is not exhaustive. Factors that could have a material adverse effect on the Company’s operations and future prospects are set forth under Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. The factors set forth in the Risk Factors section could cause the Company’s actual results to differ significantly from those contained in any forward-looking statement contained in this quarterly report.

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

As of May 14, 2021, the Company had sold 3,432,623 Class AX shares, 1,459,964 Class TX shares, 1,200,562 Class IX shares, 199,444 Class T shares, 126,395 Class D shares, 1,570 Class S shares, and 654,787 Class I shares of common stock in the Primary Offering and the primary portion of the Follow-on Offering, as well as 196,541 Class AX shares, 77,012 Class TX shares, 45,781 Class IX shares, 362 Class T shares, 586 Class D shares, 3 Class S shares, and 3,051 Class I shares in the DRP for aggregate net proceeds of $172,764,211 in the Initial Offering and the Follow-On Offering (collectively, the “Offerings”).

Prior to the commencement of the Follow-On Offering, the Company determined its net asset value as of the end of each quarter. Net Asset Value (“NAV”), as defined, is calculated consistent with the procedures set forth in the Company’s prospectus and excludes any organization and offering expenses paid by the Advisor on the Company’s behalf (other than selling commissions, dealer manager fees and distribution fees) (“O&O Costs”), with such costs to be reflected in the Company’s NAV to the extent the Company reimburses the Advisor for these costs. Upon commencement of the Follow-On Offering, the Company started determining its NAV on a monthly basis, beginning with the determination of NAV as of July 31, 2020. As of March 31, 2021, the Company’s NAV was $24.17 per Class AX share, Class IX share, and Class I share, $24.16 per Class D share and $24.15 per Class TX share, Class T share and Class S shares. For further discussion of the Company’s NAV calculation, please see “—Net Asset Value”.

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

As of March 31, 2021, the Company had made the following investments:

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
•

An interest (76%) in an affiliated joint venture (the “Keller Member JV”) that owns a majority interest (97%) in a multifamily property located in Carrolton, Texas (the “Keller Property”) through a joint venture (the “Keller JV”) with an unrelated third party.

•

An interest (76.9%) in an affiliated joint venture (the “Summerfield DST Holder”) that owns a controlling interest (25%) in a Delaware Statutory Trust, CF Summerfield Multifamily DST (the “Summerfield DST”), which owns a multifamily residential property located in Landover, MD (the “Summerfield Property”).

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

Operating Highlights

First Quarter of 2021 Activity

•	Issued approximately 413,821 shares of common stock in the Offerings for gross proceeds of approximately $10.0 million.

•	Acquired a 76% interest in Keller Member JV that owns a majority interest (97%) in the Keller Property SPE.
•	Acquired a 76.9% interest in Summerfield DST Holder that owns a controlling interest (25%) in the Summerfield DST.
•

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

Portfolio Information

As of March 31, 2021, the Company owned interests in 15 real properties as described below:

Portfolio	Ownership Percentage	Location	Number of Properties	Square Feet	Remaining Lease Term(1)	Annualized Rental Income(2)	Acquisition Date	Purchase Price(3)
Walgreens Grand Rapids ("GR Property")	100%	Grand Rapids, MI	1	14,552	11.3 years	$500,000	July 2017	$7,936,508
CF Net Lease Portfolio IV DST ("DST Properties")	100%	Various	7	103,537	15.7 years	$2,323,749	September 2017	$35,706,642
Daimler Trucks North America Office Building ("FM Property")	100%	Fort Mill, SC	1	150,164	7.8 years	$2,670,638	February 2018	$40,000,000
Alliance Data Systems Office Building ("CO Property")	100%	Columbus, OH	1	241,493	11.5 years	$3,362,844	July 2018	$46,950,000
Hoya Optical Labs of America ("Lewisville Property")	100%	Lewisville, TX	1	89,473	7.3 years	$937,060	November 2018	$14,120,000
Williams Sonoma Office Building ("SF Property")	75%	San Francisco, CA	1	13,907	0.8 years	$582,860	September 2019	$11,600,000
Martin Brower Industrial Buildings ("Buchanan Property")	100%	Phoenix, AZ	1	93,302	10.9 years	$1,083,444	November 2019	$17,300,000
Multifamily Residential Property ("Keller Property")	74%	Carrolton, TX	1	255,627	multiple(4)	$4,647,552	February 2021	$56,500,000
Multifamily Residential Property ("Summerfield Property")	19%	Landover, MD	1	452,876	multiple(4)	$9,590,592	March 2021	$115,500,000
(1)	Reflects number of years remaining until the tenant’s first termination option.

On March 9, 2021, the tenant (Walgreens) of the DST waived the lease termination option and extended the first-term lease maturity by five years to November 30, 2036.

(2)	Reflects the average annualized rental income for the lease(s). Annualized rental income for Keller Property and Summerfield Property is based on full occupancy.
(3)	Reflects the contract purchase price at 100% ownership as opposed to adjusted for current ownership percentage as applicable.
(4)	Indicates individual tenant leases (with 1 year average lease term) for the multifamily residential properties.

As of March 31, 2021, lease expirations related to the Company’s portfolio of real estate assets (excluding multifamily) based on relative contribution to NAV for each asset were as follows:

•	2021 – 2024 – 6%
•	2025 – 2028 – 26%
•	2029 – 2032 – 36%
•	After 2032 – 32%

As of March 31, 2021, the industry concentration of the Company’s portfolio of assets based on relative contribution to NAV for each asset was as follows:

•	Multifamily – 45%
•	Single Tenant Office – 25%
•	Single Tenant Industrial – 14%
•	Single Tenant Necessity Retail – 12%
•	Cash – 3%

As of March 31, 2021, the geographic concentration of the Company’s portfolio of real estate assets based on relative contribution to NAV for each asset was as follows:

•	Maryland – 30%
•	Texas – 20%
•	Ohio – 14%
•	South Carolina – 10%
•	Michigan – 5%
•	Arizona – 5%
•	Oklahoma – 4%
•	Illinois – 3%
•	California – 3%
•	Pennsylvania – 3%
•	Arkansas – 1%

As of March 31, 2021, the investment type concentration of the Company’s portfolio of real estate assets based on relative contribution to NAV for each asset was as follows:

•	Common Equity – 94%
•	Mezzanine Loan – 3%
•	Preferred Equity – 3%

As of March 31, 2021, the tenant credit profile concentration of the Company’s portfolio of real estate assets (excluding multifamily) based on relative contribution to NAV for each asset was as follows:

•	Unrated – 38%
•	Investment Grade(1) – 50%
•	Non-Investment Grade – 12%

(1)Incudes Daimler Trucks North America, LLC. Daimler AG, the parent company of Daimler Trucks North America, LLC, is rated A3 by Moody’s. Daimler AG does not guarantee the lease.

As of March 31, 2021, the Company owned the preferred equity investment described below:

Portfolio	Original Investment Amount	Preferred Return	Number of Properties	Square Feet	Lease Expiration Date	Acquisition Date	Tenant Renewal Options
Denver, PA— Pref Equity Investment	$11,805,000	Ranging from 7.75% in 2019 to 8.74% in 2028	1	1,539,407	January 31, 2039	January 2019	9 extension options for 5 years each

As of March 31, 2021, the Company owned the mezzanine loan investment described below:

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

Results of Operations

Rental Revenues

For the three months ended March 31, 2021 and March 31, 2020, the Company earned rental revenues of $3,283,600 and $3,069,547, respectively.

The Company’s rental revenues consist primarily of rental income from triple net leased commercial properties. The increase in rental revenues of $214,053 for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020, was primarily due to the acquisitions of rental income-producing properties, namely the Keller Property and the Summerfield Property.

Preferred Return Income

For the three months ended March 31, 2021 and March 31, 2020, the Company earned preferred return income of $235,215 and $234,546, respectively.

The Company’s preferred return income consists of preferred return accrued on the Company’s investment in the Pennsylvania SPE. The increase in preferred return income of $669 for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020, and were due to the increase of rate of return of the Pennsylvania SPE.

Income from mezzanine loan investment

For the three months ended March 31, 2021 and March 31, 2020, the Company earned income from mezzanine loan investment of $250,763 and $250,242, respectively.

The Company’s income from mezzanine loan investment consists of interest income accrued on the Company’s investment in the Illinois SPE. The increase in income from mezzanine loan investment of $521, for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020, and was due to the increase of the interest rate of the Illinois SPE.

Tenant Reimbursement Income

For the three months ended March 31, 2021 and March 31, 2020, the Company earned tenant reimbursement income of $518,932 and $421,159, respectively.

The tenant reimbursement income consists of amounts received by the Company from the tenants of its properties for reimbursable expenses paid by the Company on behalf of the tenants in accordance with the provisions of the respective property leases. The increase in tenant reimbursement income of $97,773 for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020, was primarily due to the acquisitions of the Keller Property and the Summerfield Property.

General and Administrative Expenses

For the three months ended March 31, 2021 and March 31, 2020, the Company incurred general and administrative expenses of $40,456 and $54,765, respectively.

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

The decrease in general and administrative expenses of $14,309 during the three months ended March 31, 2021, as compared to the three months ended March 31, 2020, were mainly due to a decrease in the amount of operating expenses incurred by the Company during such periods. As of March 31, 2021, the Advisor has incurred, on behalf of the Company, a total of $10,733,706 in Unreimbursed Operating Expenses, including a total of $694,740 for the three months ended March 31, 2021, compared to $694,417 for the three months ended March 31, 2020, for which the Advisor has not invoiced the Company for reimbursement.

Management Fees

For the three months ended March 31, 2021 and March 31, 2020, the Company incurred management fees of $503,584 and $422,755, respectively.

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

The increase in management fees of $80,829 for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020, was due to the calculation of the asset management fee based on a higher NAV for the three months ended March 31, 2021.

Property Operating Expenses

For the three months ended March 31, 2021 and March 31, 2020, the Company incurred property operating expenses of $352,802 and $432,964, respectively.

The property operating expenses consist of reimbursable expenses paid by the Company on behalf of its tenants in accordance with the provisions of the respective property leases. The decrease in property operating expenses of $80,162 for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020, was primarily the decrease of property operating expenses during such periods.

Depreciation and Amortization

For the three months ended March 31, 2021 and March 31, 2020, the Company incurred depreciation and amortization of $1,835,594 and $1,629,668, respectively.

The increase in depreciation and amortization expenses of $205,926 for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020, was primarily due to the acquisition of the Keller Property.

Interest Expense

For the three months ended March 31, 2021 and March 31, 2020, the Company incurred interest expense of $1,082,615 and $979,350, respectively.

Interest expense is composed of interest paid and accrued on the Company’s outstanding loans payable, and also includes amortization of deferred financing costs.

The increase in interest expense of $103,265 during the three months ended March 31, 2021, as compared to three months ended March 31, 2020, was primarily due to the acquisition of the Keller Property and the Summerfield Property.

Interest Income

For the three months ended March 31, 2021 and March 31, 2020, the Company earned interest income of $1,864 and $46,084, respectively.

Interest income is composed of interest earned on interest bearing cash deposit accounts with banking institutions.

The decrease in interest income of $44,220 during the three months ended March 31, 2021, respectively, as compared to the three months ended March 31, 2020, was primarily due to a decrease in interest rates associated with the cash held by the Company in interest bearing deposit accounts with banking institutions.

Loss from Investments in Real Estate-Related Assets

Loss from investments in real estate-related assets is incurred on the company’s investment in the Station DST. For the three months ended March 31, 2021 and March 31, 2020, the Company’s loss from investments in real estate-related assets of $261,807 and $0, respectively.

The increase in loss from investments in real estate-related assets of $261,807 during the three months ended March 31, 2021, as compared to the three months ended March 31, 2020, was due to the ownership interest in the Stations DST.

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

The following table presents a reconciliation of FFO to net income:

Three Months Ended March 31, 2021
Net Income	$213,516
Adjustments:
Real estate depreciation and amortization	1,835,594
Funds from Operations	$2,049,110

The following table presents a reconciliation of FFO to MFFO:

Three Months Ended March 31, 2021
Funds from Operations	$2,049,110
Adjustments:
Amortization of above-market lease intangibles	7,575
Amortization of below-market lease intangibles	(211,974)
Straight-line rent	(114,830)
Modified Funds from Operations	$1,729,881

Net Asset Value

On April 15, 2021, the Company’s board of directors approved an estimated NAV as of March 31, 2021 of $24.17 for Class AX, Class IX, and Class I shares, $24.16 for Class D shares and $24.15 for Class TX, Class T and Class S shares. The calculation of the Company’s estimated NAV was performed by Robert A. Stanger & Co., Inc. (“Stanger”), its independent valuation firm, in accordance with the procedures described in the “Net Asset Value Calculation and Valuation Procedures” section of the Company’s prospectus and under the oversight of the Company’s board of directors. Although the independent valuation firm performs the calculation of the Company’s estimated NAV, the Company’s board of directors is solely responsible for the determination of the Company’s estimated NAV.

Summary of Methodology

In accordance with the Company’s current valuation procedures, the Company’s NAV was based in part upon: (i) the most recent appraised value of the GR Property, the FM Property, the CO Property, the Lewisville Property, the Walgreens DST Properties, the SF Property, the Buchanan Property all appraised by Stanger and the Keller Property and Summerfield Property prepared by a third-party; (ii) the fair market value of the Company’s Debt Investments (as defined below); (iii) the fair market value of the Company’s loans payable; (iv) the estimated non-controlling interest held in the Company’s consolidated Battery Street SF JV, Keller JV and Summerfield DST; (v) the value of the Company’s interest in the Station DST based upon a third-party appraisal of the Station DST Property (as defined below), the fair market value of the Station DST Property mortgage and other assets and liabilities of the Station DST, all reflecting the Company’s ownership percentage interest in the Station DST; and (vi) the net tangible assets and liabilities of the Company (including the Advisor’s estimate of the Performance Participation Allocation as defined and discussed below) as of March 31, 2021, as outlined in more detail below.

Appraisal of Consolidated Real Estate

Pursuant to the Company’s valuation guidelines the Company engaged Stanger to provide its appraised market value of the SF Property as of September 30, 2020, the Buchanan Property as of August 31, 2020, the FM Property as of January 31, 2021, the CO Property as of June 30, 2020, the Lewisville Property as of December 31, 2020 and the GR Property and the Walgreens DST Properties as of March 31, 2021 (collectively, the “Stanger Appraised Properties”).  In addition, Stanger reviewed and relied upon the appraised value of the recent acquisition, the Keller Springs Property prepared by a third-party with an effective date of January 6, 2021 and the Summerfield Property prepared by a third-party with an effective date of January 5, 2021 (together the “Third-Party Appraisals”) (collectively the Stanger Appraised Properties and the Third-Party Appraisals are the “Appraised Properties”).  Pursuant to the Company’s engagement agreement with Stanger, the appraisals of the Stanger Appraised Properties were prepared utilizing the income approach to value, specifically using a direct capitalization analysis for the GR Property and the Walgreens DST Properties and both a direct capitalization analysis and discounted cash flow analysis (“DCF”) for the FM Property, the CO Property, the Lewisville Property, the SF Property and the Buchanan Property. In addition, a sales comparison approach was conducted for the SF Property, given the size of the SF Property. The direct capitalization analysis is based upon the estimated net operating income of the Stanger Appraised Properties capitalized at an appropriate capitalization rate considering property characteristics and competitive position, the credit profile of the tenant/guarantor under the leases encumbering the Stanger Appraised Properties, the terms of the leases encumbering the Stanger Appraised Properties, and market conditions as of the date of value. The DCF analysis is based upon multi-year cash flow projections for each applicable property prepared in accordance with the lease which currently encumbers each property. Each property was assumed to be sold after the expiration of the initial lease term and any renewal terms deemed materially favorable to the tenant, or for which exercise was deemed likely based on other factors. The reversion value of the property which can be realized upon sale is calculated based on the current economic rental rate deemed reasonable for the property, escalated at a rate indicative of current expectations in the marketplace for the property. The projected market rate net operating income of the property for the year following the year of sale is then capitalized at an appropriate capitalization rate reflecting the age and anticipated functional and economic obsolescence and competitive position of the property to determine its reversion value. Net proceeds of sale are determined by deducting estimated costs incurred at the time of sale, estimated at 2% of the gross reversion value. Finally, the discounted present value of the cash flow stream from operations (including any estimated releasing costs at the end of the assumed current lease term) and the discounted present value of the net proceeds from sale are summed to arrive at a total estimated value for the property. The capitalization rates applied to the Stanger Appraised Properties ranged from 5.00% to 6.50%, with a weighted average of approximately 5.97%. The discount rates applied to the estimated net cash flow from operations of the Stanger Appraised Properties for which a DCF analysis was conducted ranged from 5.00% to 7.50%, with a weighted average of approximately 6.85%. The discount rates applied to the estimated residual value of the Stanger Appraised Properties for which a DCF analysis was conducted ranged from 6.25% to 7.75%, with a weighted average of approximately 7.33%. The residual capitalization rates applied to the Stanger Appraised Properties for which a DCF analysis was conducted ranged from 5.50% to 6.75%, with a weighted average of approximately 6.39%. Where both a direct capitalization analysis and DCF was utilized, the indicated value from each approach was reviewed and a final appraised value was concluded. While a sales comparison approach was not conducted, other than for the SF Property, Stanger reviewed regional property sale data for each Stanger Appraised Property in order to assist in the selection of capitalization rates applied in the appraisals and to observe transaction prices per square foot in the Stanger Appraised Properties’ regional markets. For the SF Property, the sales comparison approach conducted utilized the price per square foot from recent market sales and adjusted such indicated price per square foot to a price per square foot deemed reasonable for the SF Property, taking into account factors such as property size, location, tenancy/occupancy and condition/quality and the date of sale. The aggregate appraised value of the Stanger Appraised Properties was $183,670,000. The appraised values of the Stanger Appraised Properties are subject to the general assumptions and limiting conditions set forth in the appraisal reports rendered to the Company by Stanger.

The Third-Party Appraisals utilized the income approach to value (specifically a direct capitalization analysis) and the sales comparison approach.  As with the Stanger Appraised Properties, the direct capitalization analysis utilized was based upon the estimated net operating income of the property capitalized at an appropriate capitalization rate considering property characteristics and competitive position and market conditions as of the appraisal’s date of value.  The sales comparison approach utilized the price per square foot from recent market sales of similar properties and adjusted such indicated price per square foot to a price per square foot deemed reasonable for the property, considering such factors as property size, location, condition/quality and conditions of sale, property rights sold and date of sale.

 Debt Investments

In accordance with the Company’s valuation procedures, the Lancaster PE and the Chicago Jr Mezz (individually a “Debt Investment” and collectively the “Debt Investments”) were included in the determination of NAV at their estimated fair market value as of March 31, 2021, as determined by Stanger. The Debt Investments estimated value was based upon taking, for each Debt Investment, the loan payments over the remaining anticipated term and discounting such payments to present value at a discount rate range equal to the current estimated market interest rate on financing similar to the applicable Debt Investments. To provide their opinion of value of the Debt Investments, Stanger first reviewed the terms of each of the Debt Investments as contained in the loan documents. Stanger then reviewed mezzanine loan market terms at or around March 31, 2021 to ascertain current market interest rate levels for loans similar to the Debt Investments. This review was conducted by (i) recent interviews of participants in the mezzanine / preferred equity market, (ii) reviewing recent mezzanine loan transactions, as available, and (iii) reviewing published surveys available at or around March 31, 2021. Stanger also observed changes in yields and pricing of Albertsons publicly traded debt securities from the prior valuation date and the current valuation date. Based on Stanger’s reviews above and taking into consideration the Debt Investments’ unique factors, including, but not limited to, loan-to-value (based on the appraised value of the collateral), debt service coverage/debt yield, collateral property type, age and location, financial information pertaining to the lessee of the collateral properties, prepayment terms, and loan origination date, maturity date and extension terms, a market interest rate range was determined for each Debt Investment to utilize in the determination of the fair market value of the Debt Investments. The discount rate applied to the future payments of the Company’s Debt Investments was 7.75% for both facilities. The aggregate fair value of the Debt Investments was approximately $25,353,000.

Estimated Market Value of the Non-Controlling Interest in the Consolidated JV

In order to determine the net asset value attributable to the non-controlling interest and any promoted interest in the Battery Street SF JV, the Keller JV and the Summerfield DST (collectively the “Consolidated JVs”), Stanger utilized the most recent property appraisal, the most recent balance sheet provided for the Consolidated JVs to determine the tangible assets and tangible liabilities of the Consolidated JVs, including an adjustment for anticipated near term capital repairs at the SF Property not considered in the property appraisal, and determined any promote due to the Company’s Battery Street SF JV partner. This net asset value was then multiplied by the ownership interest held by parties other than us to determine the non-controlling interest adjustment related to the Consolidated JVs utilized in the Company’s March 31, 2021 NAV.

4

Fair Value of Long Term Debt

Stanger performed a valuation of the property-level debt by reviewing available market data for comparable liabilities and applying a selected discount rate to the stream of future debt payments. The discount rate was selected based on several factors including U.S. Treasury yields as of the valuation date, as well as loan-specific items such as loan-to-value ratio, debt service coverage ratio, collateral property location, age, type, lease term and lessee credit quality, prepayment terms, and maturity and loan origination date. The discount rates applied to the future debt payments of the Company’s long-term debt ranged from 2.21% to 4.55%, with a weighted average of approximately 3.70%. Stanger’s valuation of the long-term debt is based in part on the appraised values of the encumbered Appraised Properties, which represent the collateral associated with the long-term debt as well as certain other assumptions and limiting conditions, including: (i) Stanger was provided with loan documents and other factual loan information by the Advisor and has relied upon and assumed that such information is correct in all material respects and no warranty is given by Stanger as to the accuracy of such information; (ii) each collateral property is assumed to be free and clear of liens (other than the mortgage being valued); (iii) information furnished by others, upon which all or portions of Stanger’s value opinion is based, is believed to be reliable but has not been verified, and no warranty is given as to the accuracy of such information; (iv) no material change has occurred in the value of the collateral properties from the date of last appraisal through the loan valuation date and (v) each mortgage is assumed to be salable, transferable or assumable between parties and is further assumed not to be in default. Stanger’s opinion of the long-term debt value was predicated on the above assumptions.

Performance Participation Allocation – Special Unit Holder

The special unit holder in Operating Partnership is entitled to receive an allocation equal to 12.5% of the Total Return to the Company’s shareholders, subject to a 5% Hurdle Amount and a High Water Mark, with 100% catch-up (the “Performance Participation Allocation”) based upon a full calendar year.  For calculation of the Performance Participation Allocation for 2020 only, the Performance Participation Allocation was based upon the time period from July 31, 2020 (the date such Performance Participation Allocation became effective) through the December 31, 2020.  The Total Return, Hurdle Amount, High Water Mark and Catch-Up are defined in the Company’s prospectus. While the Performance Participation Allocation is due annually, commencing with 2021, the Company accrues such fee monthly.  Stanger reviewed and discussed with the Advisor its calculation of the Performance Participation Allocation. The Advisor’s Performance Participation Allocation estimate as of the Valuation Date was $785,783 for 2020 and $602,349 for year-to-date 2021.

The Value of Station DST Interests

The value of the beneficial interests in the Station DST was based upon the Station DST Property appraisal, the fair market value of the mortgage loan encumbering the Station DST Property as of March 31, 2021 conducted in accordance with the methodology outlined in Fair Value of Long Term Debt above, the other tangible assets and liabilities of the Station DST such as cash and reserves, each reflecting the Company’s ownership interest in the Station DST (15%).

Estimated NAV

In performing the calculation of the estimated NAV, Stanger added the appraised values of the Appraised Properties, the appraised value of the Station DST interests, the fair value of the Debt Investments and other tangible assets of the Company, consisting of cash and equivalents, receivables and other assets, and subtracted the estimated fair market value of the Company’s long-term debt, the value of the non-controlling interest in the Consolidated JV (including any promote due to the Company’s joint venture partners), the anticipated near-term capital needs of the SF Property, the estimate of the Performance Participation Allocation and other tangible liabilities of the Company, consisting of accounts payable and accrued expenses, but excluding amounts owed to the Advisor for reimbursement of O&O Costs less the current accrued O&O Costs liability (consistent with the Company’s valuation procedures), and considered any other amounts due to the Advisor or affiliates for repayment of the Sponsor Support or amounts due to the Special Unit Holder upon certain events, including liquidation of the Company to produce an estimated NAV as of March 31, 2021, consistent with the procedures described in the “Net Asset Value Calculation and Valuation Procedures” section of the Company’s prospectus of $24.17 per share for Class AX, Class IX, and Class I shares, $24.16 for Class D shares and $24.15 per share for Class TX, Class T and Class S shares.

The determination of NAV involves a number of assumptions and judgments, including estimates of the Advisor’s interest in disposition proceeds (if any). These assumptions and judgments may prove to be inaccurate. There can be no assurance that a stockholder would realize the mostly recently determined NAV per share if the Company were to liquidate or engage in another type of liquidity event today. In particular, the Company’s March 31, 2021 NAV is based on appraisals of the fair market value of certain of the Company’s real estate property investments which precede March 31, 2021 and, while the Company believes no material change has occurred in the value of these real estate property investments between the appraised value dates and March 31, 2021, Stanger has assumed no material change in property value has occurred since the appraisal date for those Appraised Properties with an appraised value date that preceded March 31, 2021. Furthermore, the Company’s March 31, 2021 NAV does not consider fees or expenses that may be incurred in providing a liquidity event, including reimbursement of amounts to the Advisor for O&O Costs and any operating expenses that have not been invoiced by the Advisor in accordance with the terms of the Amended Advisory Agreement. Lastly, as discussed in “PART II — OTHER INFORMATION; Item 1A. – Risk Factors”, the full extent of the impact and effects of COVID-19 on the Company, as a whole, and on its tenants and its consolidated real estate, loan investments and long-term debt are uncertain at this time. Due to COVID-19, observable market transactions for both real estate assets and debt are generally more limited than before the pandemic. The Company believes the methodology of determining the Company’s NAV conforms to the Institute for Portfolio Alternative’s Practice Guideline for Valuations of Publicly Registered Non-Listed REITs (April 2013) and is prepared in accordance with the procedure described in the “Net Asset Value Calculation and Valuation Procedures” section of the Company’s prospectus. In addition, the Company’s board of directors periodically reviews the Company’s NAV policies and procedures.

The NAV for each class of shares is based on the value of the Company’s assets and the deduction of any liabilities, and any distribution fees applicable to such class of shares.

The following table provides a breakdown of the major components of the Company’s NAV pursuant to the Company’s valuation guidelines:

Components of NAV	March 31, 2021
Investment in real estate	$359,770,000
Investments in real estate-related assets	33,285,923
Cash and cash equivalents(1)	13,580,884
Other assets	3,018,386
Debt obligations (at fair market value)	(193,536,384)
Due to related parties(2)	(541,635)
Accounts payable and other liabilities	(2,900,279)
Accrued performance participation allocation	(1,388,132)
Distribution fee payable the following month(3)	(31,847)
Non-controlling interests in subsidiaries	(46,721,060)
Sponsor Support repayment / special unit holder interest in liquidation	—
Net Asset Value	$164,535,856
Number of outstanding shares	6,809,090
Note:	(1) Net of a reserve of $150,000 for anticipated near-term capital needs (‘Deferred Maintenance”) at the SF Property that was not deducted in its appraised value.

(2) Excluding the full distribution fee liability of $643,223. Distribution fee only relates to Class TX, Class T, Class D and Class S shares of common stock.

(3) The distribution fee that is payable as of March 31, 2021 related to Class TX, Class T, Class D and Class S shares(see table below). The non-current distribution fee payable of $611,376 is not due as of March 31, 2021.

NAV Per Share	Class AX, IX & I Shares	Class TX Shares	Class T Shares	Class D Shares	Class S Shares	Total
Total Gross Assets at Fair Value	$306,117,460	$87,855,708	$8,620,935	$6,966,754	$94,335	$409,655,192
Distribution fees due and payable	—	(28,749)	(2,481)	(590)	(27)	(31,847)
Debt obligations	(144,621,299)	(41,506,312)	(4,072,851)	(3,291,354)	(44,568)	(193,536,384)
Due to related parties	(404,740)	(116,161)	(11,399)	(9,210)	(125)	(541,635)
Accounts payable and other liabilities	(2,167,252)	(622,001)	(61,034)	(49,323)	(669)	(2,900,279)
Accrued performance participation allocation	(1,037,291)	(297,702)	(29,212)	(23,607)	(320)	(1,388,132)
Non-controlling interests in subsidiaries	(34,912,611)	(10,019,919)	(983,215)	(794,556)	(10,759)	(46,721,060)
Quarterly NAV	$122,974,267	$35,264,864	$3,460,743	$2,798,114	$37,867	$164,535,855
Number of outstanding shares	5,088,136	1,460,295	143,293	115,798	1,568	6,809,090
NAV per share	$24.17	$24.15	$24.15	$24.16	$24.15

The following table reconciles stockholders’ equity per the Company’s unaudited consolidated balance sheet to the Company’s NAV:

Reconciliation of Stockholders’ Equity to NAV	March 31, 2021
Stockholders’ equity under U.S. GAAP	$196,205,396
Adjustments:
Unrealized appreciation of real estate	11,946,768
Unrealized appreciation of real estate-related assets	1,682,466
Acquisition costs	(4,573,269)
Deferred financing costs, net	(1,391,789)
Accrued distribution fee(1)	611,376
Accumulated depreciation and amortization	13,068,264
Fair value adjustment of debt obligations	(1,539,200)
Deferred rent receivable	(4,603,096)
Deferred maintenance	(150,000)
Non-controlling interests in subsidiaries	(46,721,060)
NAV	$164,535,856
Note:	(1) Accrued distribution fee only relates to Class TX, Class T, Class D and Class S shares of common stock.

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

Organization and offering costs

The Advisor has agreed to pay, on behalf of the Company, all O&O Costs through the Escrow Break Anniversary. Such costs are being reimbursed to the Advisor, ratably, by the Company, over 36 months beginning on May 19, 2018, subject to the 1% Cap (as defined below). After the Escrow Break Anniversary, the Advisor, in its sole discretion, may pay some or all of the additional O&O Costs incurred (as defined below), but is not required to do so. To the extent the Advisor pays such additional O&O Costs, the Company is obligated to reimburse the Advisor, provided, however, that the Company will not be obligated to pay any amounts that as a result of such payment would cause the aggregate payments for O&O Costs (less selling commissions, dealer manager fees and distribution fees) paid to the Advisor to exceed 1% of gross proceeds of the Offering (the “1% Cap”), as of such payment date. As of March 31, 2021, the Advisor has continued to pay all O&O Costs on behalf of the Company. Under U.S. GAAP, the Company's reimbursement liability pertaining to the O&O Costs is recorded as a component of due to related parties in the Company's consolidated balance sheet. For NAV, such costs are recognized as a reduction in NAV as they are reimbursed.

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

Sensitivity Analysis

Assuming all other factors remain unchanged, the table below presents the estimated increase or decrease to the Company’s March 31, 2021 NAV for a change in the going-in capitalization rate and, where a DCF analysis was utilized, discount rates and terminal capitalization rates used in the Appraised Properties’ appraisals and the Station DST Property appraisal, a 5% change in the discount rates used to value the Company’s Debt Investments and a 5% change in the discount rates used to value the Company’s long-term debt and the mortgage debt encumbering the Station DST Property:

Sensitivity Analysis	Range of NAV (Class AX, IX & I)			Range of NAV (Class TX)			Range of NAV (Class T)
	Low	Concluded	High	Low	Concluded	High	Low	Concluded	High
Estimated Per Share NAV	$21.63	$24.17	$25.86	$21.61	$24.15	$25.84	$21.62	$24.15	$25.84
Capitalization Rate - Appraised Properties	5.85%	5.57%	5.29%	5.85%	5.57%	5.29%	5.85%	5.57%	5.29%
Cash Flow Discount Rate - Appraised Properties	7.22%	6.87%	6.53%	7.22%	6.87%	6.53%	7.22%	6.87%	6.53%
Residual Discount Rate - Appraised Properties	7.73%	7.36%	6.99%	7.73%	7.36%	6.99%	7.73%	7.36%	6.99%
Terminal Capitalization Rate - Appraised Properties	6.74%	6.42%	6.10%	6.74%	6.42%	6.10%	6.74%	6.42%	6.10%
Discount Rate - Debt Investments	8.14%	7.75%	7.36%	8.14%	7.75%	7.36%	8.14%	7.75%	7.36%
Discount Rate - Long-Term Debt Consolidated	3.55%	3.74%	3.93%	3.55%	3.74%	3.93%	3.55%	3.74%	3.93%

Sensitivity Analysis	Range of NAV (Class D)			Range of NAV (Class S)
	Low	Concluded	High	Low	Concluded	High
Estimated Per Share NAV	$21.63	$24.16	$25.85	$21.62	$24.15	$25.84
Capitalization Rate - Appraised Properties	5.85%	5.57%	5.29%	5.85%	5.57%	5.29%
Cash Flow Discount Rate - Appraised Properties	7.22%	6.87%	6.53%	7.22%	6.87%	6.53%
Residual Discount Rate - Appraised Properties	7.73%	7.36%	6.99%	7.73%	7.36%	6.99%
Terminal Capitalization Rate - Appraised Properties	6.74%	6.42%	6.10%	6.74%	6.42%	6.10%
Discount Rate - Debt Investments	8.14%	7.75%	7.36%	8.14%	7.75%	7.36%
Discount Rate - Long-Term Debt Consolidated	3.55%	3.74%	3.93%	3.55%	3.74%	3.93%

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

If the Company is unable to raise substantial funds in its public offerings, it will make fewer investments resulting in less diversification in terms of the type, number and size of investments it makes and the value of an investment in the Company will fluctuate with the performance of the limited assets it acquires. Further, the Company will have certain fixed operating expenses, including certain expenses as a public company and a REIT, regardless of whether it is able to raise substantial funds in the offerings. The Company’s inability to raise substantial funds would increase its fixed operating expenses as a percentage of gross income, reducing its net income and limiting its ability to make distributions. As of March 31, 2021, the Company has raised gross proceeds of $174,170,944 in the Offerings.

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

As of March 31, 2021, the Company’s debt to tangible assets ratio was 50.9%. See Note 7 – Loans Payable of the Company’s outstanding debt arrangement as of March 31, 2021.

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

Cash Flows

The following table provides a breakdown of the net change in the Company’s cash and cash equivalents:

Three Months Ended March 31, 2021
Cash flows from operating activities	$(2,890,343)
Cash flows from investing activities	(23,770,988)
Cash flows from financing activities	6,867,385
Decrease in cash and cash equivalents	$(19,793,946)

Operating Activities

During the three months ended March 31, 2021, net cash used by operating activities was $2,890,343, compared to $1,431,044 of net cash provided by operating activities for the three months ended March 31, 2020. The change was primarily due to a decrease in net income of $288,560, an increase in depreciation and amortization expenses related to real estate assets and liabilities and deferred financing costs totaling $206,170, a net decrease in working capital accounts of $4,602,480, and a loss from investments in real-estate related assets of $261,807, offset by an increase in proceeds from investments in real estate-related assets of $101,676 (see “—Results of Operations”).

Investing Activities

Cash used in investing activities was $23,770,988 for the three months ended March 31, 2021, compared to $0 for the three months ended March 31, 2020. The change was due to an increase of $23,770,988 in acquisition of real estate.

Financing Activities

During the three months ended March 31, 2021, net cash provided by financing activities was $6,867,385, compared to $9,240,321 for the three months ended March 31, 2020. The change was primarily due to a decrease in proceeds from common stock issued of $614,088, an increase in distributions of $262,085, an increase in payments from redemptions of common stock of $836,828, an increase in non-controlling interest distributions of $13,500, and a payment of deferred financing cost of $646,435.

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

To ensure that the Company has sufficient funds to cover cash distributions authorized and declared during the Initial Offering, the Company and CFI entered into the Distribution Support Agreement. The terms of the agreement provide that in the event that cash distributions exceed MFFO, defined as a supplemental measure to reflect the operating performance of a non-traded REIT, for any calendar quarter through the termination of the Initial Offering, CFI shall purchase Class IX Shares from the Company in an amount equal to the distribution shortfall, up to $5 million (less the $2.0 million of shares purchased by CFI in order to satisfy the Minimum Offering Requirement). On August 10, 2020, the Company and CFI entered into Second Amended and Restated Distribution Support Agreement (the “Amended Distribution Support Agreement”) to ensure that the Company has a sufficient amount of funds to pay cash distributions to stockholders during the Follow-On Offering. Pursuant to the Amended Distribution Support Agreement, in the event that cash distributions exceed MFFO, CFI will purchase Class I Shares from the Company in the Follow-On Offering in an amount equal to the distribution shortfall, up to $5 million (less the $2.0 million of shares purchased by CFI in order to satisfy the Minimum Offering Requirement and any shares purchased by CFI pursuant to the distribution support agreement in the Initial Offering). In addition to the shares purchased to satisfy the Minimum Offering Requirement, as of March 31, 2021, CFI has purchased $1,132,280 in Class IX shares pursuant to the Distribution Support Agreement. As of March 31, 2021, CFI’s remaining obligation pursuant to the Amended Distribution Support Agreement is limited to $1,867,720.

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

The following table summarizes the Company’s distributions declared during the three months ended March 31, 2021 and March 31, 2020:

	Three Months Ended March 31, 2020		Three Months Ended March 31, 2021
	Amount	Percent	Amount	Percent
Distributions
Paid in cash	$861,068	42%	$1,040,192	42%
Payable	721,496	35%	866,897	35%
Reinvested in shares	475,817	23%	573,721	23%
Total distributions	$2,058,381	100%	$2,480,810	100%
Sources of Distributions:
Operating cash flows	$1,431,044	70%	$—	0%
Offering proceeds pursuant to Distribution Support Agreement(1)	—	0%	—	0%
Offering proceeds	627,337	30%	2,480,810	100%
Total sources of distributions	$2,058,381	100%	$2,480,810	100%

Note:

(1) Pursuant to the Amended Distribution Support Agreement, CFI will purchase Class I Shares to the extent cash distributions exceed MFFO within 15 business days following the Company’s filing with the SEC of its periodic report for such calendar quarter or year.

During the three months ended March 31, 2021 the Company declared $2,480,810 of distributions to its shareholders (including those reinvested in shares pursuant to the DRP), compared to the Company’s total aggregate MFFO of $1,729,881 for the three ended March 31, 2020, and the Company’s total aggregate net income and $213,516 for such period.

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

Reimbursement of Organization and Offering Costs

The Advisor has agreed to pay, on behalf of the Company, all O&O Costs through the first anniversary of the date on which the Company satisfied the Minimum Offering Requirement, which was May 18 2018 the (“Escrow Break Anniversary”). The Company was not required to reimburse the Advisor for payment of the O&O Costs prior to the Escrow Break Anniversary. After the Escrow Break Anniversary, the Advisor, in its sole discretion, may pay some or all of the additional O&O Costs incurred, but is not required to do so. To the extent the Advisor pays such additional O&O Costs, the Company is obligated to reimburse the Advisor subject to the 1% Cap. Following the Escrow Break Anniversary, the Company began reimbursing the Advisor for payment of the O&O Costs on a monthly basis, which will continue through the period ended May 18, 2021; provided, however, that the Company will not be obligated to pay any amounts that as a result of such payment would cause the aggregate payments for O&O Costs (less selling commissions, dealer manager fees and distribution fees) paid to the Advisor to exceed the 1% Cap as of such payment date. Any amounts not reimbursed in any period are included in determining any reimbursement for a subsequent period. As of March, 31, 2021, the Advisor has continued to pay all O&O Costs on behalf of the Company.

Variable Interest Entities

A Variable Interest Entity (“VIE”) is an entity that lacks one or more of the characteristics of a voting interest entity. A VIE is defined as an entity in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The determination of whether an entity is a VIE includes both a qualitative and quantitative analysis. The Company bases the qualitative analysis on the Company’s review of the design of the entity, its organizational structure including decision-making ability and relevant financial agreements and the quantitative analysis on the forecasted cash flow of the entity. The Company reassesses the initial evaluation of an entity as a VIE upon the occurrence of certain reconsideration events. A VIE must be consolidated only by its primary beneficiary, which is defined as the party who, along with its affiliates and agents has both the: (i) power to direct the activities that most significantly impact the VIE’s economic performance and (ii) obligation to absorb the losses of the VIE or the right to receive the benefits from the VIE, which could be significant to the VIE. The Company determines whether it is the primary beneficiary of a VIE by considering qualitative and quantitative factors, including, but not limited to: which activities most significantly impact the VIE’s economic performance and which party controls such activities; the amount and characteristics of its investment; the obligation or likelihood for the Company or other interests to provide financial support; consideration of the VIE’s purpose and design, including the risks the VIE was designed to create and pass through to its variable interest holders and the similarity with and significance to the Company’s business activities and other interests. The Company reassesses the determination of whether it is the primary beneficiary of a VIE each reporting period. Significant judgments related to these determinations include estimates about the current and future fair value and performance of investments held by these VIEs and general market conditions. As of March 31, 2021, the Company concluded that it had investments in VIEs, and because the Company was deemed the primary beneficiary it consolidated such entities, as described in “Note 10 — Variable Interest Entities” in its accompanying unaudited consolidated financial statements included in Item 1. “Financial Statements (Unaudited) and Supplementary Data.”

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

Off-Balance Sheet Arrangements

As of March 31, 2021, the Company had no off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on the Company’s financial condition, revenue and expenses, results of operations, liquidity, capital expenditures, or capital resources.

Contractual Obligations

The following table presents the future principal payment due under the Company’s GR Loan, FM Loan, CO Loan, DST Loan, Buchanan Loan, Keller Loan and Summerfield Loan agreements as of March 31, 2021, which represents the Company’s aggregate contractual obligations and commitments with payments due subsequent to March 31, 2021.

Year	Amount
2021 (remaining)	$—
2022	—
2023	—
2024	—
2025	—
Thereafter	191,997,184
Total	$191,997,184

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

The market risk associated with financial instruments and derivative financial instruments is the risk of loss from adverse changes in market prices or interest rates. The Company’s interest rate risk management objectives are to limit the impact of interest rate changes in earnings and cash flows and to manage overall borrowing costs. To achieve these objectives, from time to time, the Company may enter into interest rate hedge contracts such as swaps, collars and treasury lock agreements in order to mitigate interest rate risk with respect to various debt instruments. The Company would not hold or issue these derivative contracts for trading or speculative purposes. As of March 31, 2021, there are no such hedging contracts outstanding. The Company does not have any foreign operations and thus is not exposed to foreign currency fluctuations.

Interest Rate Risk

As of March 31, 2021, the Company primarily had fixed rate debt of $161 million, and $31 million of floating rate debt, with the option to convert to fixed rate debt a year after the effective date. To limit the exposure to interest rate changes in connection with the Keller Loan, the Company entered into a rate capitalization agreement under which the Cap Seller is obligated to make payments to the Company in the event that 30-DAY Average SOFR exceeds the capitalization rate of 1.24%. (Refer to Note 7 – Loans Payable)

Credit Risk

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

As of March 31, 2021, lease expirations related to the Company’s portfolio of real estate assets (excluding multifamily) based on relative contribution to NAV for each asset were as follows:

•	2021 – 2024 – 6%
•	2025 – 2028 – 26%
•	2029 – 2032 – 36%
•	After 2032 – 32%

As of March 31, 2021, the industry concentration of the Company’s portfolio of assets relative contribution to NAV for each asset was as follows:

•	Multifamily – 45%
•	Single Tenant Office – 25%
•	Single Tenant Industrial – 14%
•	Single Tenant Necessity Retail – 12%
•	Cash – 3%

As of March 31, 2021, the geographic concentration of the Company’s portfolio of real estate assets based on relative contribution to NAV for each asset was as follows:

•	Maryland – 30%
•	Texas – 20%
•	Ohio – 33%
•	South Carolina – 10%
•	Michigan – 5%
•	Arizona – 5%
•	Oklahoma – 4%

•	Illinois – 3%
•	California – 3%
•	Pennsylvania – 3%
•	Arkansas – 1%

As of March 31, 2021, the investment type concentration of the Company’s portfolio of real estate assets based on relative contribution to NAV for each asset was as follows:

•	Common Equity – 94%
•	Mezzanine Loan – 3%
•	Preferred Equity – 3%

As of March 31, 2021, the tenant credit profile concentration of the Company’s portfolio of real estate assets (excluding multifamily) based on relative contribution to NAV for each asset was as follows:

•	Unrated – 38%
•	Investment Grade(1) – 50%
•	Non-investment Grade – 12%

(1)Incudes Daimler Trucks North America, LLC. Daimler AG, the parent company of Daimler Trucks North America, LLC, is rated A3 by Moody’s. Daimler AG does not guarantee the lease.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business. As of March 31, 2021, the Company was not involved in any material legal proceedings.

Item 1A. Risk Factors.

The Company has disclosed in Part 1. Item 1A. – “Risk Factors” in its Annual Report on Form 10-K for the year ended December 31, 2020, (File No. 333-214130), filed with the SEC, risk factors which materially affect its business, financial condition or results of operations. There have been no material changes from the risk factors previously disclosed, except as noted below. You should carefully consider the risk factors set forth in the Annual Report on Form 10-K for the year ended December 31, 2020 and the other information set forth elsewhere in this Quarterly Report on Form 10-Q. You should be aware that these risk factors and other information may not describe every risk facing the Company. Additional risks and uncertainties not currently known to the Company or that management currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

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

A large majority of the states (including the states where the Company’s investments are located) and many cities and counties have previously instituted ongoing quarantines, restrictions on travel, “shelter in place” rules, restrictions on types of business that may continue to operate, and/or restrictions on types of construction projects that may continue. The COVID-19 outbreak, and future pandemics, could have a significant adverse impact on economic and market conditions of economies around the world, including the United States, and trigger a period of global economic slowdown or global recession.

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

The more shares the Company sells in the Company’s offerings, the greater the Company’s challenge will be to invest all of the Company’s net offering proceeds. The Company may have delays in investing the Company’s net proceeds promptly and on attractive terms. Pending investment, the net proceeds of the Company’s offerings may be invested in permitted temporary investments, which include short-term United States government securities, bank certificates of deposit and other short-term liquid investments. The rate of return on these investments, which affects the amount of cash available to make distributions to stockholders, has fluctuated in recent years and most likely will be less than the return obtainable from the type of investments in the real estate industry the Company seeks to acquire or originate. Therefore, delays the Company encounters in the selection, due diligence and acquisition or origination of investments would likely limit the Company’s ability to pay distributions to the Company’s stockholders and lower their overall returns. In addition, cash and cash equivalents may potentially subject the Company to concentration of risk and at times, balances with any one financial institution may exceed the Federal Deposit Insurance Corporation insurance limits. As of March 31, 2021, the Company had approximately $13.7 million in cash.

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

Pursuant to the Amended Distribution Support Agreement, in certain circumstances where the Company’s cash distributions exceed MFFO, the Company’s sponsor will purchase up to $5.0 million of Class I shares (which includes the shares the Company’s sponsor has purchased in order to satisfy the Minimum Offering Requirement) at the then current offering price per Class I share net of dealer manager fees to provide additional cash to support distributions to the Company’s stockholders. The sale of these shares will result in the dilution of the ownership interests of the Company’s public stockholders. Upon termination or expiration of the Amended Distribution Support Agreement, the Company may not have sufficient cash available to pay distributions at the rate the Company had paid during preceding periods or at all. As of March 31, 2021, CFI’s remaining obligation pursuant to the Amended Distribution Support Agreement is limited to $1,867,720. If the Company pays distributions from sources other than the Company’s cash flow from operations, the Company will have less cash available for investments, the Company may have to reduce the Company’s distribution rate, the Company’s net asset value may be negatively impacted and the Company’s stockholders overall return may be reduced. For the three months ended March 31, 2021, 100% of the Company’s cash distributions were paid using proceeds from the Offerings.

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

The Company’s Amended Advisory Agreement provides that any operating expenses which have not been invoiced by the Advisor will not become the Company’s obligations. Without these provisions in the Company’s Amended Advisory Agreement, such operating expenses, if invoiced, would likely be recorded as liabilities of the Company, which, in turn, would likely have a negative effect on the Company’s NAV per share. The Company’s Amended Advisory Agreement provides that the Advisor will not invoice the Company for any reimbursement if the impact of such would result in the incurrence of an obligation in an amount that would result in the Company’s NAV per share for any class of shares to be less than $25.00. the Company may, however, incur and record an obligation to reimburse the Advisor, even if it would result in the Company’s NAV per share for any class of shares for such quarter to be less than $25.00, if the Company’s board of directors determines that the reasons for the decrease of the Company’s NAV per share below $25.00 were unrelated to the Company’s obligation to reimburse the Advisor for operating expenses. The Company’s Amended Advisory Agreement also provides that the Advisor may be reimbursed for previously unbilled operating expenses for prior periods in any subsequent quarter, subject to certain limitations, including the limitation related to the NAV per share of $25.00 referenced above and the 2%/25% Guidelines. The incurrence of previously unbilled operating expenses likely will have a negative effect on the Company’s NAV per share. As of March 31, 2021, the Advisor has incurred $10,733,706 of Unreimbursed Operating Expenses, including $694,740 of Unreimbursed Operating Expenses incurred during the three months ended March 31, 2021 that have not been invoiced to the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds of Registered Securities.

Unregistered Sales of Equity Securities

During the three months ended March 31, 2021, the Company did not complete any sales of unregistered securities.

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

For the period from the commencement of the Initial Offering through March 31, 2021, the Company used proceeds of $142,744,517 to acquire real estate and to purchase interests in real estate-related assets.

Amended and Restated Share Repurchase Program

Stockholders are eligible to have their shares repurchased by the Company pursuant to the Third Amendment and Restated Share Repurchase Program (“Amended SRP”).

The Amended SRP included numerous restrictions that limit stockholders’ ability to have their shares repurchased. If repurchase requests, in the business judgment of the Company’s board of directors, place an undue burden on the Company’s liquidity, adversely affect its operations or risk having an adverse impact on stockholders whose shares are not repurchased, then the Company’s board of directors may terminate, suspend or amend the share repurchase program at any time without stockholder approval, if it deems such action to be in the best interest of the stockholders. In addition, the Company’s board of directors may determine to suspend the share repurchase program due to regulatory changes, changes in law or if our board of directors becomes aware of undisclosed material information that it believes should be publicly disclosed before shares are repurchased. Material modifications, including any reduction to the monthly or quarterly limitations on repurchases, and suspensions of the program will be promptly disclosed to stockholders in a prospectus supplement (or post-effective amendment if required by the Securities Act) or current report on Form 8-K filed with the SEC. Any material modifications will also be disclosed on our website. Further, the Amended SRP will be terminated in the event that the Company’s shares ever become listed on a national securities exchange or in the event a secondary market for the Company’s common stock develops.

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

The table below summarizes the repurchase activity for the three months ended March 31, 2021:

For the Month Ended	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Redeemed as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Redeemed Under the Plans or Programs(1)
January 31, 2021	23,229	$23.87	23,229	109,288
February 28, 2021	37,756	23.91	37,756	96,733
March 31, 2021	17,793	24.00	17,793	118,513
Total	78,778	$23.66	78,778	324,534

Note: (1) The Company limits the number of shares that may be redeemed per calendar month and per calendar year under the program as described above.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Summerfield DST Trust Agreement

On March 26, 2021, the Company, through a Summerfield DST Holder, acquired 25% of the interests in the Summerfield DST, which owns the Summerfield Property.  The remaining 75% of the interests in the Summerfield DST are owned by affiliates of CFI and are expected to be sold to third-party investors through a private placement transaction (“DST Offering”), the dealer manager of which will be Cantor Fitzgerald & Co., the Dealer Manager for the Offerings. As previously disclosed, the Summerfield DST Agreement provides the Operating Partnership with an option to repurchase Summerfield DST interests from third-party investors for fair market value. On May 11, 2021, the Summerfield DST Agreement was amended to set forth the terms of the repurchase option. Pursuant to the amended Summerfield DST Agreement, beginning on the second anniversary of the completion of the DST Offering, the Operating Partnership will have the right (the “Fair Market Value Option”), but not the obligation, to require each third party investor to exchange his, her or its Summerfield DST interests for Class T operating partnership units (“OP Units”) or cash (subject to a cap); provided, however, that investors will be provided the opportunity to elect to receive certain other classes of OP Units in lieu of Class T OP Units (subject to meeting certain criteria). After a one-year holding period, investors who acquire OP Units generally have the right to cause the Operating Partnership to redeem all or a portion of their OP Units for, at the Company’s sole discretion, shares of the Company’s common stock of the same designation as the OP Units, cash, or a combination of both.

The foregoing description is a summary only and is qualified in all respects by the provisions of the Second Amended and Restated Trust Agreement of CF Summerfield Multifamily DST, a copy of which is attached hereto as Exhibit 10.2, and is incorporated herein by reference.

Amendment of the Operating Partnership Agreement In connection with the potential exercise of the Fair Market Value Option, on May 11, 2021, the Company entered into Amendment No. 1 to the Operating Partnership Agreement (“Amendment No. 1”) to provide for automatic conversion of certain classes of OP Units under specified circumstances.

The foregoing description of Amendment No. 1 is a summary only and is qualified in all respects by the provisions of the Amendment No. 1 to Amended and Restated Limited Partnership Agreement of Cantor Fitzgerald Income Trust Operating Partnership, LP, a copy of which is attached hereto as Exhibit 10.1 and is incorporated herein by reference.

Third Amended and Restated Share Repurchase Program

On May 11, 2021, the Company amended its share repurchase program to clarify that stockholders who have received shares of the Company’s common stock in exchange for their operating partnership units may include the period of time such stockholder held such operating partnership units for purposes of calculating the holding period for such shares of the Company’s common stock.. All other terms of the share repurchase program remain unchanged.

Item 6. Exhibits.

The exhibits listed below are included, or incorporated by reference, in this Quarterly Report on Form 10-Q.

EXHIBITS INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 (and are numbered in accordance with Item 601 of Regulation S-K).

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

4.1	Form of Subscription Agreement (included as Appendix A to the Prospectus dated April 23, 2019, filed with the SEC on April 24, 2019 and incorporated by reference herein)

4.2	Amended and Restated Distribution Reinvestment Plan (included as Appendix B to the Prospectus dated August 10, 2020, filed with the SEC on August 12, 2020 and incorporated by reference herein)

4.3	Form of Subscription Agreement for the Follow-On Offering (included as Appendix A to the Prospectus dated July 31, 2020, filed with the SEC on July 31, 2020 and incorporated by reference herein)

4.4*	Third Amended and Restated Share Repurchase Program

10.1*	Amendment No. 1 to Amended and Restated Limited Partnership Agreement of Cantor Fitzgerald Income Trust Operating Partnership, LP

10.2*	Second Amended and Restated Trust Agreement of CF Summerfield Multifamily DST

10.3*

Real Estate Sales Agreement dated as of January 26, 2021, as amended by First Amendment to the Real Estate Sales Agreement dated February 1, 2021, as further amended by Second Amendment to the Real Estate Sales Agreement dated February 4, 2021 and as further amended by Third Amendment to the Real Estate Sales Agreement dated February 5, 2021, by and among CAP Capital Partners, LLC, Keller Springs Propco, Inc. and CAF KSC Investor, LLC

10.4*	Multifamily Loan and Security Agreement between Keller Springs Road Owner, LLC and CBRE Multifamily Capital Inc. dated February 25, 2021

10.5*	Loan and Security Agreement by and between CF Summerfield Multifamily DST and Arbor Private Label, LLC dated as of March 26, 2021

10.6*	Debt Service Reserve Replenishment Payment Guaranty by Cantor Fitzgerald Income Trust, Inc. as the Guarantor for the benefit of Arbor Private Label, LLC dated March 26, 2021

10.7*	Guaranty of Non-Recourse Obligations by Cantor Fitzgerald Income Trust, Inc.as the Guarantor for the benefit of Arbor Private Label, LLC dated March 26, 2021

10.8*

Purchase and Sale Agreement dated January 21, 2021, as amended by First Amendment to the Purchase and Sale Agreement dated January 29, 2021, as further amended by Second Amendment to the Purchase and Sale Agreement dated February 5, 2021 by and between Centennial Summerfield, LLC and AH Property Investment Company LLC

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

The following materials from Cantor Fitzgerald Income Trust, Inc.’s Quarterly Report on Form 10-Q for the three months ended March 31, 2021 are formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Changes in Equity; (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CANTOR FITZGERALD INCOME TRUST, INC.

By:	/s/ Howard W. Lutnick
Howard W. Lutnick
Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)

	By:	/s/ John C. Griffin
John C. Griffin
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Dated: May 17, 2021