Form 10-Q/A
period 2021-06-30
Cantor Fitzgerald Income Trust, Inc.
filed 2021-10-22
CIK 1666244

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q/A
(Amendment No. 1)

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission file number:
000-56043

Cantor Fitzgerald Income Trust, Inc.
(Exact name of registrant as specified in its charter)

Maryland	81-1310268
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

110 E. 59 th Street, New York, NY	10022
(Address of principal executive offices)	(Zip Code)
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
As of October 20, 2021, the registrant had
3,354,773 Class AX Shares, 1,208,863 Class IX Shares, 1,452,391 Class TX Shares, 2,023,637 Class I Shares, 441,635 Class T Shares, 2,444,035 Class D Shares and 4,362 Class S Shares of $0.01 par value common stock outstanding
.

EXPLANATORY NOTE
We are filing this Amendment No. 1 to our Quarterly Report on Form
10-Q/A
(this “Amendment”) to amend Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Quarterly Report on Form
10-Q
for the quarterly period ended June 30, 2021, as filed with the Securities and Exchange Commission on August 13, 2021 (the “Original Filing”). The Amendment is being filed solely for the purpose of correcting the calculation of Funds from Operations and Modified Funds From Operations included in Item 2. Additionally, in connection with the filing of this Amendment and pursuant to Rules
12b-15
and
13a-14
under the Securities Exchange Act of 1934, as amended, we are including currently dated certifications with this Amendment. Other than as set forth above, this Amendment does not, and does not purport to, update or change the information in the Original Filing or reflect any events that have occurred after the Original Filing was filed. The Amendment continues to speak as of the date of the Original Filing.
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
10-Q.
Operating Highlights
Second Quarter of 2021 Activity

•	Issued approximately 646,903 shares of common stock in the Offerings for gross proceeds of approximately $15.7 million.

•	Acquired 33.3% interest in the amount of $10.1 million in the Madison Ave Property.
Portfolio Information
As of June 30, 2021, the Company owned interests in 16 real properties as described below:

Portfolio	Ownership Percentage	Location	Number of Properties	Square Feet	Remaining Lease Term (1)		Annualized Rental Income (2)		Acquisition Date	Purchase Price (3)
Walgreens Grand Rapids (“GR Property”)	100%	Grand Rapids, MI	1	14,552	11.1 years		$	500,000	July 2017	$	7,936,508
CF Net Lease Portfolio IV DST (“DST Properties”)	100%	Various	7	103,537	15.4 years		$	2,323,749	September 2017	$	35,706,642
Daimler Trucks North America Office Building (“FM Property”)	100%	Fort Mill, SC	1	150,164	7.5 years		$	2,670,638	February 2018	$	40,000,000
Alliance Data Systems Office Building (“CO Property”)	100%	Columbus, OH	1	241,493	11.2 years		$	3,362,844	July 2018	$	46,950,000
Hoya Optical Labs of America (“Lewisville Property”)	100%	Lewisville, TX	1	89,473	7.0 years		$	937,060	November 2018	$	14,120,000
Williams Sonoma Office Building (“SF Property”)	75%	San Francisco, CA	1	13,907	0.5 years		$	582,860	September 2019	$	11,600,000
Martin Brower Industrial Buildings (“Buchanan Property”)	100%	Phoenix, AZ	1	93,302	10.7 years		$	1,083,444	November 2019	$	17,300,000
Multifamily Residential Property (“Keller Property”)	74%	Carrolton, TX	1	255,627	multiple	(4)	$	4,647,552	February 2021	$	56,500,000
Multifamily Residential Property (“Summerfield Property”)	19%	Landover, MD	1	452,876	multiple	(4)	$	9,590,592	March 2021	$	115,500,000
Amazon Last Mile Cleveland (“Madison Ave Property”)	33%	Cleveland, OH	1	168,750	9.8 years		$	1,555,254	May 2021	$	30,800,000

(1)	Reflects number of years remaining until the tenant’s first termination option.
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
As of June 30, 2021, the tenant credit profile concentration of the Company’s net lease portfolio of real estate assets, based on each asset’s fair value used in determining our NAV, was as follows:

•	Investment Grade (1) – 51%

•	Unrated – 37%

•	Non-Investment Grade – 12%

(1)	Includes Daimler Trucks North America, LLC. Daimler AG, the parent company of Daimler Trucks North America, LLC, is rated A3 by Moody’s. Daimler AG does not guarantee the lease.
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

As of June 30, 2021, the Company owned the preferred equity investment described below:

Portfolio	Original Investment Amount	Preferred Return	Number of Properties	Square Feet	Lease Expiration Date	Acquisition Date	Tenant Renewal Options
Denver, PA— Pref Equity Investment	$11,805,000	Ranging from 7.75% in 2019 to 8.74% in 2028	1	1,539,407	January 31, 2039	January 2019	9 extension options for 5 years each
As of June 30, 2021, the Company owned the mezzanine loan investment described below:

Portfolio	Original Loan Amount	Annual Interest Rate Prior to Anticipated Repayment	Number of Properties	Square Feet	Acquisition Date	Initial Maturity Date		Amortization
Melrose Park, IL—Mezz B Loan	$12,595,000	Ranging from 7.75% in 2019 to 8.74% in 2028	1	1,561,613	January 2019	January 6, 2034	(1)	Interest only

(1)	Anticipated repayment date is January 6, 2029.
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
The following table presents a reconciliation of FFO to net income:

Six Months Ended June 30, 2021
Net Income	$347,552
Net income attributable to non-controlling interest	495,741

Net income attributable to common stockholders	$843,293
Adjustments:
Real estate depreciation and amortization	5,486,315
Proportionate share of adjustments from non-controlling interests	(1,421,674)

Funds from Operations	$4,907,934

The following table presents a reconciliation of FFO to MFFO:

Six Months Ended June 30, 2021
Funds from Operations	$4,907,934
Adjustments:
Amortization of above-market lease intangibles	35,910
Amortization of below-market lease intangibles	(423,948)
Straight-line rent	(243,774)
Proportionate share of adjustments from non-controlling interests	5,512

Modified Funds from Operations	$4,281,634

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
The following table provides a breakdown of the major components of the Company’s NAV pursuant to the Company’s valuation guidelines:

Components of NAV	June 30, 2021
Investment in real estate	$391,370,000
Investments in real estate-related assets	33,223,037
Cash and cash equivalents (1)	29,586,597
Other assets	4,744,240
Debt obligations	(194,226,955)
Due to related parties (2)	(1,266,170)
Accounts payable and other liabilities	(14,464,892)
Accrued performance participation allocation	(1,806,119)
Distribution fee payable the following month (3)	(38,732)
Non-controlling interests in subsidiaries	(66,286,280)
Sponsor Support repayment / special unit holder interest in liquidation	—

Net Asset Value	$180,834,726

Number of outstanding shares	7,455,993

Note:	(1) Net of a reserve of $150,000 for anticipated near-term capital needs (‘Deferred Maintenance”) at the SF Property that was not deducted in its appraised value.
(2) Excluding the full distribution fee liability of $557,728. Distribution fee only relates to Class TX, Class T, Class D and Class S shares of common stock.
(3) The distribution fee that is payable as of June 30, 2021 related to Class TX, Class T, Class D and Class S shares (see table below). The non-current
distribution fee payable of $518,996 is not due as of June 30, 2021.

NAV Per Share	Class AX, IX & I Shares	Class TX Shares	Class T Shares	Class D Shares	Class S Shares	Total
Total Gross Assets at Fair Value	$345,556,460	$89,457,002	$15,131,207	$8,510,904	$268,301	$458,923,874
Distribution fees due and payable	—	(33,801)	(4,167)	(690)	(74)	(38,732)
Debt obligations	(146,247,303)	(37,860,225)	(6,403,869)	(3,602,007)	(113,551)	(194,226,955)
Due to related parties	(953,391)	(246,812)	(41,747)	(23,480)	(740)	(1,266,170)
Accounts payable and other liabilities	(10,891,648)	(2,819,609)	(476,922)	(268,256)	(8,457)	(14,464,892)
Accrued performance participation allocation	(1,359,955)	(352,063)	(59,550)	(33,495)	(1,056)	(1,806,119)
Non-controlling interests in subsidiaries	(49,911,660)	(12,921,036)	(2,185,529)	(1,229,302)	(38,753)	(66,286,280)

Quarterly NAV	$136,192,503	$35,223,456	$5,959,423	$3,353,674	$105,670	$180,834,726
Number of outstanding shares	5,614,148	1,453,380	245,832	138,274	4,359	7,455,993

NAV per share	$24.26	$24.24	$24.24	$24.25	$24.24

The following table reconciles stockholders’ equity per the Company’s unaudited consolidated balance sheet to the Company’s NAV:

Reconciliation of Stockholders’ Equity to NAV	June 30, 2021
Stockholders’ equity under U.S. GAAP	$228,888,719
Adjustments:
Unrealized appreciation of real estate	12,746,767
Unrealized appreciation of real estate-related assets	1,547,909
Acquisition costs	(4,741,646)
Deferred financing costs, net	(1,263,276)
Accrued distribution fee (1)	518,996
Accumulated depreciation and amortization	16,535,348
Fair value adjustment of debt obligations	(2,229,771)
Deferred rent receivable	(4,732,040)
Deferred maintenance	(150,000)
Non-controlling interests in subsidiaries	(66,286,280)

NAV	$180,834,726

Note:	(1) Accrued distribution fee only relates to Class TX, Class T, Class D and Class S shares of common stock.
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
Organization and offering costs
The Advisor has agreed to pay, on behalf of the Company, all O&O Costs through the Escrow Break Anniversary. Such costs are being reimbursed to the Advisor, ratably, by the Company, over 36 months beginning on May 19, 2018, subject to the 1% Cap (as defined below). After the Escrow Break Anniversary, the Advisor, in its sole discretion, may pay some or all of the additional O&O Costs incurred (as defined below), but is not required to do so. To the extent the Advisor pays such additional O&O Costs, the Company is obligated to reimburse the Advisor, provided, however, that the Company will not be obligated to pay any amounts that as a result of such payment would cause the aggregate payments for O&O Costs (less selling commissions, dealer manager fees and distribution fees) paid to the Advisor to exceed 1% of gross proceeds of the Offering (the “1% Cap”), as of such payment date. As of June 30, 2021, the Advisor has continued to pay all O&O Costs on behalf of the Company. Under U.S. GAAP, the Company’s reimbursement liability pertaining to the O&O Costs is recorded as a component of due to related parties in the Company’s consolidated balance sheet. For NAV, such costs are recognized as a reduction in NAV as they are reimbursed.
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
The following table summarizes the Company’s distributions declared during the three and six months ended June 30, 2021 and June 30, 2020:

	Three Months Ended June 30, 2021		Six Months Ended June 30, 2021
	Amount	Percent	Amount	Percent
Distributions
Paid in cash	$1,697,903	48%	$2,738,095	53%
Payable	912,324	26%	912,324	18%
Reinvested in shares	914,465	26%	1,488,186	29%

Total distributions	$3,524,692	100%	$5,138,605	100%

Sources of Distributions:
Operating cash flows	$3,524,692	100%	$2,657,795	52%
Offering proceeds pursuant to Distribution Support Agreement (1)	—	0%	—	0%
Offering proceeds	—	0%	2,480,810	48%

Total sources of distributions	$3,524,692	100%	$5,138,605	100%

	Three Months Ended June 30, 2020		Six Months Ended June 30, 2020
	Amount	Percent	Amount	Percent
Distributions
Paid in cash	$945,636	43%	$2,272,821	53%
Payable	733,307	33%	733,307	17%
Reinvested in shares	530,880	24%	1,262,076	30%

Total distributions	$2,209,823	100%	$4,268,204	100%

Sources of Distributions:
Operating cash flows	$1,846,878	84%	$3,277,922	76%
Offering proceeds pursuant to Distribution Support Agreement (1)	24,623	1%	24,623	1%
Offering proceeds	338,322	15%	965,659	23%

Total sources of distributions	$2,209,823	100%	$4,268,204	100%

Note:
(1) Pursuant to the Amended Distribution Support Agreement, CFI will purchase Class I Shares to the extent cash distributions exceed MFFO within 15 business days following the Company’s filing with the SEC of its periodic report for such calendar quarter or year.

During the three and six months ended June 30, 2021 the Company declared $3,524,692 and $5,138,605, respectively, of distributions to its shareholders (including those reinvested in shares pursuant to the DRP), compared to the Company’s total aggregate MFFO of $2,717,431 and $4,281,634, respectively, for the three and six months ended June 30, 2021, and the Company’s total aggregate net income of $134,036 and $347,552 for such periods, respectively.
During the three and six months ended June 30, 2020 the Company declared $2,209,823 and $4,268,204, respectively, of distributions to its shareholders (including those reinvested in shares pursuant to the DRP), compared to the Company’s total aggregate MFFO of $1,655,276 and $3,407,214, respectively, for the three and six months ended June 30, 2020, and the Company’s total aggregate net income of $386,209 and $888,285 for such periods, respectively.

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

Year	Amount
2021 (remaining)	$—
2022	—
2023	—
2024	—
2025	—
Thereafter	191,997,184

Total	$191,997,184

EXHIBITS INDEX
The following exhibits are filed herewith:

31.1*	Certification by the Chief Executive Officer pursuant to 17 CFR 240.13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification by the Chief Financial Officer pursuant to 17 CFR 240.13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Written statements of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

104*	Cover Page Interactive Data File (formatted as inline XBRL).

*	Filed herewith

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
Dated: October 22, 2021