Form 10-K
period 2021-12-31
Cantor Fitzgerald Income Trust, Inc.
filed 2022-03-30
CIK 1666244

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the common stock held by non-affiliates of the Registrant: No established market exists for the Registrant’s common stock. As of March 25, 2022, the registrant had 3,618,311 Class AX shares, 1,209,492 Class IX shares, 1,132,974 Class TX shares, 4,371,513 Class I shares, 377,559 Class D shares, 735,856 Class T shares and 4,363 Class S shares of $0.01 par value common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the definitive proxy statement related to the registrant’s 2021 Annual Meeting of Stockholders to be filed hereafter are incorporated by reference into Part III (Items 10, 11, 12, 13 and 14) of this Annual Report on Form 10-K.

Auditor Firm Id: 42 Auditor Name: Ernst & Young LLP           Auditor Location: New York, NY, US

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

As of March 25, 2022, the Company had sold 3,610,131 Class AX shares, 1,132,974 Class TX shares, 1,209,492 Class IX shares, 735,856 Class T shares, 377,559 Class D shares, 4,363 Class S shares, and 4,371,513 Class I shares of common stock in the Primary Offering and the primary portion of the Follow-On Offering, as well as 261,009 Class AX shares, 101,973 Class TX shares, 68,037 Class IX shares, 3,537 Class T shares, 3,860 Class D shares, 8 Class S shares, and 24,663 Class I shares in the DRP for aggregate net proceeds of $281,286,956 in the Initial Offering and the Follow-On Offering (collectively, the “Offerings”).

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

Prior to the commencement of the Follow-On Offering, the Company determined its net asset value as of the end of each quarter. Net Asset Value (“NAV”), as defined, is calculated consistent with the procedures set forth in the Company’s prospectus and excludes any organization and offering expenses paid by the Advisor on the Company’s behalf (other than selling commissions, dealer manager fees and distribution fees) (“O&O Costs”), with such costs to be reflected in the Company’s NAV to the extent the Company reimburses the Advisor for these costs. Upon commencement of the Follow-On Offering, the Company started determining its NAV on a monthly basis, beginning with determination of NAV as of July 31, 2020. As of December 31, 2021, the Company’s NAV was $25.70 per Class AX share, Class IX share and Class I share, $25.69 per Class D share, and $25.68 per Class TX, Class T share and Class S share. Effective February 1, 2022, the new offering price was $27.05 per Class AX share, Class IX and Class I share, $26.20 per Class TX share, $26.61 per Class T share and Class S share, and $25.69 per Class D share. For further discussion of the Company’s NAV calculation, please see “—Net Asset Value”.

As of December 31, 2021, the Company owned the following investments:

•	A retail property located in Grand Rapids, Michigan (the “GR Property”).

•	An office property located in Fort Mill, South Carolina (the “FM Property”).

•	An office property located in Columbus, Ohio (the “CO Property”).

•	A flex industrial property located in Lewisville, TX (the “Lewisville Property”).

•

A controlling interest (15.96%) in a Delaware Statutory Trust, CF Net Lease Portfolio IV DST (the “DST”), which owns seven properties (individually, a “DST Property” and collectively the “DST Properties”).

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

•	A majority interest (75%) in a joint venture with an unrelated third party (the “Battery Street SF JV”) that owns an office property located in San Francisco, California (the “SF Property”).

•	An industrial property located in Phoenix, Arizona (the “Buchanan Property”).

•	Interests (15%) in a Delaware Statutory Trust, CF Station Multifamily DST (the “Station DST”), which owns a multifamily residential property located in Irving, Texas (the “Station Property”).

•

An interest (80.26%) in an affiliated joint venture that owns a majority interest (97%) in a multifamily property located in Carrolton, Texas (the “Keller Property”) through a joint venture with an unrelated third party (the “Keller JV”).

•

A controlling interest (25%) in a Delaware Statutory Trust, CF Summerfield Multifamily DST (the “Summerfield DST”), which owns a multifamily residential property located in Landover, MD (the “Summerfield Property”).

•	An industrial property located in Cleveland, OH (the “Madison Ave Property”).

•	A controlling interest (10%) in a Delaware Statutory Trust, (the “Valencia DST”), which owns a life sciences laboratory and research office property located in Valencia, CA (the “Valencia Property”).

•	An office property located in Cupertino, CA (the “De Anza Property”).

•	A controlling interest of (10%) in a Delaware Statutory Trust, (the “Kacey DST”), which owns a multifamily residential property in Kingwood, TX (the “Kacey Property”).

•	A controlling interest of (10%) in a Delaware Statutory Trust, (the “Industry DST”), which owns multifamily residential property located in Columbus, OH (the “Industry Property”).

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

•	The Company may not be able to realize current and expected returns over the life of its investments.
•	The Company may not be able to maintain effective internal controls.
•	The Company’s business may be affected by regulatory requirements with respect to the Company’s business, as well as the related cost of compliance.
•	The Company’s loans are subject to risks associated with guarantees and indemnities.
•	The Company may fail to qualify or maintain its qualification as a REIT for U.S. federal income tax purposes and is subject to limitations imposed on the Company’s business by its status as a REIT.
•	The ongoing outbreak of the novel coronavirus, or COVID-19, could adversely impact or cause disruption to the Company’s financial condition and results of operations.
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

A property may incur vacancies either by the continued default of tenants under their leases or the expiration of tenant leases. If vacancies continue for a long period of time, the Company may suffer reduced revenues resulting in less cash to be distributed to stockholders. In addition, because properties’ market values depend principally upon the value of the properties’ leases, the resale value of properties with prolonged vacancies could suffer, which could further reduce the Company’s stockholders’ return. The lease on SF Property expired on December 31, 2021 and the tenant did not renew the lease, as such as of March 28, 2022, the SF Property is vacant.

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

The Company’s business and the businesses of the Company’s tenants could be materially and adversely affected by the risks, or the public perception of the risks, related to a pandemic or other health crisis, such as the ongoing outbreak of novel coronavirus (COVID-19).

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

Since initially being reported in December 2019, the outbreak of the coronavirus (COVID-19) infectious disease has spread around the world, including in every state in the United States. On March 11, 2020 the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020 the United States declared a national emergency with respect to the COVID-19 pandemic.

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

The Company cannot assure the Company’s stockholders that leases will be renewed or that properties will be re-leased at rental rates equal to or above existing rental rates or that substantial rent abatements, tenant improvements, early termination rights or tenant-favorable renewal options will not be offered to attract new tenants or retain existing tenants. If the rental rates at properties decrease, existing tenants do not renew their leases or do not re-lease a significant portion of available space and space for which leases will expire, the Company’s financial condition, results of operations, cash flow, cash flow available to pay debt service and the Company’s ability to make distributions to the Company’s stockholders and to satisfy the Company’s principal and interest obligations would be adversely affected. Moreover, the resale value of properties could be diminished because the market value of properties depends upon the value of the leases associated with the properties. As of March 28, 2022, the Company has one vacant space from the expiration of the SF Property lease on December 31, 2021.

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

The Company is currently operating in a period of economic uncertainty and capital markets disruption, which has been significantly impacted by geopolitical instability due to the ongoing military conflict between Russia and Ukraine. The Company’s business, financial condition and results of operations may be materially adversely affected by any negative impact on the global economy and capital markets resulting from the conflict in Ukraine or any other geopolitical tensions.

U.S. and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the start of the military conflict between Russia and Ukraine. On February 24, 2022, a full-scale military invasion of Ukraine by Russian troops was reported. Although the length and impact of the ongoing military conflict is highly unpredictable, the conflict in Ukraine could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions. The Company is continuing to monitor the situation in Ukraine and globally and assessing its potential impact on the Company’s business. Additionally, Russia's prior annexation of Crimea, recent recognition of two separatist republics in the Donetsk and Luhansk regions of Ukraine and subsequent military interventions in Ukraine have led to sanctions and other penalties being levied by the United States, European Union and other countries against Russia, Belarus, the Crimea Region of Ukraine, the so-called Donetsk People's Republic, and the so-called Luhansk People's Republic, including agreement to remove certain Russian financial institutions from the Society for Worldwide Interbank Financial Telecommunication ("SWIFT") payment system. Additional potential sanctions and penalties have also been proposed and/or threatened. Russian military actions and the resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets, potentially making it more difficult for the Company to obtain additional funds. Any of the abovementioned factors could affect the Company’s business, prospects, financial condition, and operating results. The extent and duration of the military action, sanctions and resulting market disruptions are impossible to predict, but could be substantial. Any such disruptions may also magnify the impact of other risks described in this Annual Report on Form 10-K.

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

As of December 31, 2021, 23.4% of the Company’s investments were concentrated in Ohio, 21.8% in Texas, 21.5% in California, 10.6% in South Carolina, 7.6% in Maryland, 5.0% in Arizona, 3.4% in Illinois, 3.2% in Pennsylvania, 2.6% in Michigan, 0.7% in Oklahoma and 0.2% in Arkansas. In addition, the Company’s portfolio of real estate assets had the following industry concentration: 42.9% single tenant office, 27.7% multifamily, 23.2% single tenant industrial, 3.8% single tenant necessity retail and 2.4% single tenant life sciences.

The Company has no established investment criteria limiting the size of each investment the Company makes. If the Company has an investment that represents a material percentage of the Company’s assets and that investment experiences a loss, the value of the Company’s stockholders’ investment in the Company could be significantly diminished.

The Company is not limited in the size of any single investment the Company may make and certain of the Company’s investments may represent a significant percentage of the Company’s assets. The Company may be unable to raise significant capital and invest in a diverse portfolio of assets which would increase the Company’s asset concentration risk. Any such investment may carry the risk associated with a significant asset concentration. Should any investment representing a material percentage of the Company’s assets, experience a loss on all or a portion of the investment, the Company could experience a material adverse effect, which would result in the value of the Company’s stockholders’ investment in the Company being diminished. As of December 31, 2021, the Company has made twenty investments, six of which, represent more than 10% of the NAV.

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

Changes in banks’ inter-bank lending rate reporting practices or the method pursuant to which LIBOR is determined may adversely affect the value of the financial obligations to be held or issued by us that are linked to LIBOR.

LIBOR and other indices which are deemed “benchmarks” are the subject of recent national, international, and other regulatory guidance and proposals for reform. Some of these reforms are already effective while others are still to be implemented. These reforms may cause such benchmarks to perform differently than in the past, or have other consequences which cannot be predicted. It currently appears that, over time, U.S. Dollar LIBOR may be replaced by the Secured Overnight Financing Rate (“SOFR”) published by the Federal Reserve Bank of New York. However, the manner of this shift is currently unknown. Market participants are still considering how various types of financial instruments and securitization vehicles should react to a discontinuation of LIBOR. It is possible that not all of our assets and liabilities will transition away from LIBOR at the same time, and it is possible that not all of our assets and liabilities will transition to the same alternative reference rate, in each case increasing the difficulty of hedging. For example, switching existing financial instruments and hedging transactions from LIBOR to SOFR requires calculations of a spread. Industry organizations are attempting to structure the spread calculation in a manner that minimizes the possibility of value transfer between counterparties, borrowers, and lenders by virtue of the transition, but there is no assurance that the calculated spread will be fair and accurate or that all asset types and all types of securitization vehicles will use the same spread. The Company and other market participants have less experience understanding and modeling SOFR-based assets and liabilities than LIBOR-based assets and liabilities, increasing the difficulty of investing, hedging, and risk management. The process of transition involves operational risks. As of December 31, 2021, the ICE Benchmark Association, or IBA, announced that one-week and two-week month USD LIBOR maturities and non-USA LIBOR maturities will cease publication. While all remaining USD LIBOR maturities will cease immediately after June 30, 2023. At this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or any other reforms to LIBOR that may be implemented. Uncertainty as to the nature of such potential changes, alternative reference rates or other reforms may adversely affect the market for or value of any securities on which the interest or dividend is determined by reference to LIBOR, loans, derivatives and other financial obligations or on our overall financial condition or results of operations. More generally, any of the above changes or any other consequential changes to LIBOR or any other “benchmark” as a result of international, national or other proposals for reform or other initiatives, or any further uncertainty in relation to the timing and manner of implementation of such changes, could have a material adverse effect on the value of and return on any securities based on or linked to a “benchmark.”

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

The Company has entered into interest rate swap agreements or pursue other interest rate hedging strategies. The Company’s hedging activity will vary in scope based on the level of interest rates, the type of portfolio investments held, and other changing market conditions. Interest rate hedging may fail to protect or could adversely affect the Company because, among other things:

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

Changes in laws or regulations governing our operations, changes in the interpretation thereof or newly enacted laws or regulations and any failure by us to comply with these laws or regulations, could require changes to certain of our business practices, negatively impact our operations, cash flow or financial condition, impose additional costs on us, subject us to increased competition or otherwise adversely affect our business.

The laws and regulations governing our operations, as well as their interpretation, may change from time to time, and new laws and regulations may be enacted. Accordingly, any change in these laws or regulations, changes in their interpretation, or newly enacted laws or regulations and any failure by us to comply with these laws or regulations, could require changes to certain of our business practices, negatively impact our operations, cash flow or financial condition, impose additional costs on us or otherwise adversely affect our business. Furthermore, if regulatory capital requirements-whether under the Dodd-Frank Act, Basel III (i.e., the framework for a comprehensive set of capital and liquidity standards for internationally active banking organizations, which was adopted in June 2011 by the Basel Committee on Banking Supervision, an international body comprised of senior representatives of bank supervisory authorities and central banks from 27 countries, including the United States) or other regulatory action-are imposed on private lenders that provide us with funds, or were to be imposed on us, they or we may be required to limit, or increase the cost of, financing they provide to us or that we provide to others. Among other things, this could potentially increase our financing costs, reduce our ability to originate or acquire loans and reduce our liquidity or require us to sell assets at an inopportune time or price.

Various laws and regulations currently exist that restrict the investment activities of banks and certain other financial institutions but do not apply to us, which we believe creates opportunities for us to participate in certain investments that are not available to these more regulated institutions. However, in 2018, President Trump signed into law a bill easing the regulation and oversight of certain banks under the Dodd-Frank Act. Efforts by the current administration could have further impacts on our industry if previously enacted laws are amended or if new legislative or regulatory reforms are adopted. In addition, the change in administration has led and will lead to leadership changes at a number of U.S. federal regulatory agencies with oversight over the U.S. financial services industry. This poses uncertainty with respect to such agencies’ policy priorities and may lead to increased regulatory enforcement activity in the financial services industry. Although there is a substantial lack of clarity regarding the likelihood, timing and details of potential changes or reforms by the new administration and U.S. Congress, such changes or reforms may impose additional costs on our current or future investments, require the attention of senior management or result in other limitations on our business or investments. We are unable to predict at this time the effect of any such reforms.

Over the last several years, there also has been an increase in regulatory attention to the extension of credit outside of the traditional banking sector, raising the possibility that some portion of the non-bank financial sector will be subject to new regulation. While it cannot be known at this time whether any regulation will be implemented or what form it will take, increased regulation of non-bank credit extension could negatively impact our operations, cash flows or financial condition, impose additional costs on us, intensify the regulatory supervision of us or otherwise adversely affect our business

The Company’s use of borrowings to partially fund acquisitions and improvements on properties could result in foreclosures and unexpected debt service expenses upon refinancing, both of which could have an adverse impact on the Company’s operations and cash flow.

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

If there is a shortfall between the revenues from the Company’s real estate investments and the cash flow needed to service the Company’s borrowings, then the amount available for distributions to stockholders may be reduced. In addition, incurring mortgage debt increases the risk of loss since defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. In that case, the Company could lose the investment securing the Company’s borrowings that is in default, thus reducing the value of the Company’s stockholders’ investment. The Company may give full or partial guarantees to lenders of the Company’s borrowings to the entities that own the Company’s investments. When the Company provides a guaranty on behalf of an entity that owns one of the Company’s investments, the Company will be responsible to the lender for satisfaction of the debt if it is not paid by such entity. If any mortgages contain cross-collateralization or cross-default provisions, a default on a single investment could affect multiple investments. If any of the Company’s investments are foreclosed upon due to a default, the Company’s ability to pay cash distributions to the Company’s stockholders will be adversely affected which could result in the Company’s losing the Company’s REIT status and would result in a decrease in the value of the Company’s stockholders’ investment. As of December 31, 2021, the Company’s debt to tangible assets ratio was 55.3%.

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

If approved by a majority of the Company’s independent directors, the Company may enter into joint venture agreements with other Cantor Companies or affiliated entities for the acquisition, development or improvement of properties or other investments. The Advisor and its affiliates, the advisors to the other Cantor Companies and the investment advisers to institutional investors in real estate and real estate-related assets, have some of the same executive officers, directors and other key real estate professionals, and these persons will face conflicts of interest in determining which program or investor should enter into any particular joint venture agreement. These persons may also face a conflict in structuring the terms of the relationship between the Company’s interests and the interests of the Cantor-affiliated co-venturer and in managing the joint venture. Any joint venture agreement or transaction between the Company and a Cantor-affiliated co-venturer will not have the benefit of arm’s-length negotiation of the type normally conducted between unrelated co-venturers. The Cantor-affiliated co-venturer may have economic or business interests or goals that are or may become inconsistent with the Company’s business interests or goals. As a result, these co-venturers may benefit to the Company’s and the Company’s stockholders’ detriment. As of December 31, 2021, a majority of the Company’s investments have been initially structured as joint ventures with Cantor Companies and their affiliates.

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

The Company’s Dealer Manager may also act as the dealer manager for the public and private offerings of other programs sponsored by CFI, other Cantor Companies or unaffiliated sponsors. For example, future programs sponsored by CFI, other Cantor Companies or unaffiliated sponsors may seek to raise capital through public offerings conducted concurrently with the Company’s Follow-On Offering. As a result, the Company’s Dealer Manager may face conflicts of interest arising from potential competition with these other programs for investors and investment capital. CFI will generally seek to avoid simultaneous offerings by programs that have a substantially similar mix of investment characteristics, including targeted investment types and strategies. Nevertheless, there may be periods during which one or more programs sponsored by CFI will be raising capital and may compete with the Company for investment capital. Such conflicts may not be resolved in the Company’s favor and the Company’s stockholders will not have the opportunity to evaluate the manner in which these conflicts of interest are resolved before or after making their investment.

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

Pursuant to the Distribution Support Agreement, in certain circumstances where the Company’s cash distributions exceed MFFO, CFI will purchase up to $5.0 million of shares in the Company’s public offerings (including the $2.0 million of shares purchased to satisfy the Minimum Offering). The sponsor has purchased Class IX shares in the Company’s Initial Offering and will purchase Class I shares in this Follow-On Offering at the then current Follow-On Offering price per such class of shares.  The sale of these shares will result in the dilution of the ownership interests of the Company’s public stockholders. Upon termination or expiration of the distribution support agreement, the Company may not have sufficient cash available to pay distributions at the rate the Company had paid during preceding periods or at all. As of December 31, 2021, CFI’s remaining obligation pursuant to the Distribution Support Agreement is limited to $1,867,720. If the Company pay distributions from sources other than the Company’s cash flow from operations, the Company will have less cash available for investments, the Company may have to reduce the Company’s distribution rate, the Company’s net asset value may be negatively impacted and the Company’s stockholders overall return may be reduced. As of December 31, 2021, the Company has declared distributions of $30,781,216, of which 29% were paid using proceeds from the Offerings, including $1,132,280 from the purchase of additional shares by CFI.

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

The more shares the Company sells in the Company’s Follow-On Offering, the greater the Company’s challenge will be to invest all of the Company’s net Follow-On Offering proceeds. The large size of the Company’s Follow-On Offering increases the risk of delays in investing the Company’s net proceeds promptly and on attractive terms. Pending investment, the net proceeds of the Company’s Follow-On Offering may be invested in permitted temporary investments, which include short-term United States government securities, bank certificates of deposit and other short-term liquid investments. The rate of return on these investments, which affects the amount of cash available to make distributions to stockholders, has fluctuated in recent years and most likely will be less than the return obtainable from the type of investments in the real estate industry the Company seeks to acquire or originate. Therefore, delays the Company encounters in the selection, due diligence and acquisition or origination of investments would likely limit the Company’s ability to pay distributions to the Company’s stockholders and lower their overall returns. In addition, cash and cash equivalents may potentially subject the Company to concentration of risk and at times, balances with any one financial institution may exceed the Federal Deposit Insurance Corporation insurance limits. As of December 31, 2021, the Company had approximately $19 million in cash.

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

It is possible that the annual appraisals of the Company’s properties may not be spread evenly throughout the year and may differ from the prior valuation utilized in the most recent prior valuation. As such, when these appraisals are reflected in the Company’s Independent Valuation Firm’s valuation of the Company’s real estate portfolio, there may be a material change in the Company’s NAV per share for each class of the Company’s common stock. Property valuation changes can occur for a variety of reasons, such as local real estate market conditions, the financial condition of the Company’s tenants, or lease expirations. For example, the Company will regularly face lease expirations across the Company’s portfolio, and as the Company moves further away from lease commencement toward the end of a lease term, the valuation of the underlying property will be expected to drop depending on the likelihood of a renewal or a new lease on similar terms. Such a valuation drop can be particularly significant when closer to a lease expiration, especially for single tenant buildings or where an individual tenant occupies a large portion of a building. The Company is at the greatest risk of these valuation changes during periods in which the Company has a large number of lease expirations as well as when the lease of a significant tenant is closer to expiration. Similarly, if a tenant will have an option in the future to purchase one of the Company’s properties from the Company at a price that is less than the current valuation of the property, then if the value of the property exceeds the option price, the valuation will be expected to decline and begin to approach the purchase price as the date of the option approaches.

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

The Advisory Agreement provides that any operating expenses which have not been invoiced by the Advisor will not become the Company’s obligations. Without these provisions in the Advisory Agreement, such operating expenses, if invoiced, would likely be recorded as liabilities of ours, which, in turn, would likely have a negative effect on the Company’s NAV per share. The Advisory Agreement provides that the Advisor will not invoice the Company for any reimbursement if the impact of such would result in the incurrence of an obligation in an amount that would result in the Company’s NAV per share for any class of shares to be less than $25.00. The Company may, however, incur and record an obligation to reimburse the Advisor, even if it would result in the Company’s NAV per share for any class of shares for such quarter to be less than $25.00, if the Company’s board of directors determines that the reasons for the decrease of the Company’s NAV per share below $25.00 were unrelated to the Company’s obligation to reimburse the Advisor for operating expenses. The Advisory Agreement also provides that the Advisor may be reimbursed for previously unbilled operating expenses for prior periods in any subsequent quarter, subject to certain limitations, including the limitation related to the NAV per share of $25.00 referenced above and the 2%/25% limitation described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Related Party Transactions – Fees and Expenses – Other Operating Expenses” below. The incurrence of previously unbilled operating expenses likely will have a negative effect on the Company’s NAV per share. As of December 31, 2021, the Advisor has incurred $12,728,245 of Unreimbursed Operating Expenses (as defined below), including $11,493,992 of Unreimbursed Operating Expenses that have not been invoiced to the Company.

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

The Company has retained Cantor Fitzgerald & Co., an affiliate of CFI and the Advisor, to conduct the Offerings as the Company’s Dealer Manager. The Dealer Manager has not previously acted as a dealer manager for this type of Follow-On Offering or raised proceeds through a similar distribution system. The success of the Offerings, and the Company’s ability to implement the Company’s business strategy, is dependent upon the ability of the Dealer Manager to build and maintain a network of broker-dealers to sell the Company’s shares to their clients. If the Dealer Manager is not successful in establishing, operating and managing this network of broker-dealers, the Company’s ability to raise proceeds through the Offerings will be limited and the Company may not have adequate capital to implement the Company’s investment strategy. In addition, if the Dealer Manager has difficulties selling the Company’s shares of common stock, the amount of proceeds the Company raises in the Offerings may be substantially less than the amount the Company would need to create a diversified portfolio of investments, which could result in less diversification in terms of the type, number and size of investments that the Company makes. If the Company is unsuccessful in implementing the Company’s investment strategy, stockholders could lose all or a part of their investment. As of December 31, 2021, the Company raised $240,504,096 in the Offerings.

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

The Company elected to be taxed as a REIT for U.S. federal income tax purposes beginning with the taxable year ended on December 31, 2017 and intends to operate in a manner that would allow it to continue to qualify as a REIT. The Company’s qualification as a REIT depends on the Company’s satisfaction of numerous requirements (some on an annual and quarterly basis) established under highly technical and complex provisions of the Code, for which there are only limited judicial or administrative interpretations and involves the determination of various factual matters and circumstances not entirely within the Company’s control. The complexity of these provisions and of the applicable income tax regulations that have been promulgated under the Code is greater in the case of a REIT that holds its assets through a partnership, as the Company does. Moreover, no assurance can be given that legislation, new regulations, administrative interpretations or court decisions will not change the tax laws with respect to qualification as a REIT or the U.S. federal income tax consequences of that qualification.

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

•

the Company’s cash available for distribution would be reduced because the Company would be subject to entity level income taxes and the Company would have less cash to distribute to the Company’s stockholders; and

•

the Company might be required to borrow additional funds or sell some of the Company’s assets in order to pay corporate tax obligations the Company may incur as a result of the Company’s disqualification.

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

To qualify as a REIT, the Company must ensure that at the end of each calendar quarter, at least 75% of the value of the Company’s assets consists of cash, cash items, government securities and qualified REIT real estate assets, including certain mortgage loans and residential and commercial mortgage-backed securities. The remainder of the Company’s investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of the Company’s assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, no more than 20% of the value of the Company’s total assets can be represented by securities of one or more taxable REIT subsidiaries, and no more than 25% of the Company’s assets may consist of publicly offered REIT debt instruments that do not otherwise qualify under the 75% asset test. If the Company fails to comply with these requirements at the end of any calendar quarter, the Company must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing the Company’s REIT qualification and suffering adverse tax consequences. As a result, the Company may be required to liquidate from the Company’s portfolio otherwise attractive investments. These actions could have the effect of reducing the Company’s income and amounts available for distribution to the Company’s stockholders.

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

The Company may enter into repurchase agreements with a variety of counterparties to achieve the Company’s desired amount of leverage for the assets in which the Company invests. When the Company enters into a repurchase agreement, the Company generally sell assets to the Company’s counterparty to the agreement and receive cash from the counterparty. The counterparty is obligated to resell the assets back to the Company at the end of the term of the transaction. The Company believes that for federal income tax purposes the Company will be treated as the owner of the assets that are the subject of repurchase agreements and that the repurchase agreements will be treated as secured lending transactions notwithstanding that such agreement may transfer record ownership of the assets to the counterparty during the term of the agreement. It is possible, however, that the Internal Revenue Service could successfully assert that the Company did not own these assets during the term of the repurchase agreements, in which case the Company could fail to qualify as a REIT if tax ownership of these assets was necessary for the Company to meet certain income and/or asset tests.

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

Under the tax legislation passed by Congress in December, 2017, and referred to as the Tax Cuts and Jobs Act (“TJIA”), in general, the deductibility of the “net interest” paid or accrued, as applicable, of a business, other than certain small businesses, is limited to 30% of the business’s adjusted taxable income, defined generally to mean business taxable income computed without regard to business interest income or deductions or net operating loss deductions. For tax years beginning after December 31, 2017 and before January 1, 2022, the TCJA calculates adjusted taxable income using a tax EBITDA-based calculation. For tax years beginning January 1, 2022 and thereafter, the calculation of adjusted taxable income will not add back depreciation or amortization.  Interest that is disallowed as a result of this limitation can be carried forward indefinitely.

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

Legislation enacted in 2003 and modified in 2005, 2010 and 2013 generally reduces the maximum tax rate for dividends payable to certain shareholders who are domestic individuals, trusts and estates to 20%. Dividends payable by REITs, however, are generally not eligible for the reduced rates. Although this legislation does not adversely affect the taxation of REITs or dividends paid by REITs, the more favorable rates applicable to regular corporate dividends could cause certain investors to perceive investments in REITs to be relatively less attractive than investments in stock of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including the Company’s common stock. Notwithstanding the foregoing, however, commencing with the taxable year beginning on or after January 1, 2018 and continuing through 2025, ordinary income dividends of a REIT (excluding distributions traceable to the dividends paid by a TRS of such REIT) are generally eligible for a 20% deduction from the taxable income of an individual who includes such dividends in his or her net taxable income.

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

Item 3. Legal Proceedings.

From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business. As of December 31, 2021, the Company was not involved in any material legal proceedings.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

As of March 25, 2022, the Company had approximately 11,450,069 shares of common stock outstanding, held by a total of 4,184 stockholders of record. There is no established trading market for the Company’s common stock. Therefore, there is a risk that a stockholder may not be able to sell the Company’s stock at a time or price acceptable to the stockholder, or at all. Unless and until the Company’s shares are listed on a national securities exchange, the Company does not expect that a public market for the shares will develop.

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

Prior to the commencement of the Follow-On Offering, the Company determined its NAV as of the end of each quarter. Upon commencement of the Follow-On Offering, the Company started determining its NAV on a monthly basis, beginning with determination of NAV as of July 31, 2020. As of December 31, 2021, the Company’s NAV was $25.70 per Class AX share, Class IX share and Class I share, $25.69 per Class D share, $25.68 per Class TX share, Class T share and Class S share. The Company is offering shares related to the Follow-On Offering (the “Follow-On Offering Shares”) at the “transaction price,” plus applicable upfront selling commissions and dealer manager fees. The “transaction price” generally will be equal to the most recently determined NAV per share as of the end of the prior month. However, the Company may offer shares at a price that we believe reflects the NAV per share of such stock more appropriately than the prior month’s NAV per share, including by updating a previously disclosed transaction price, in cases where the Company believes there has been a material change (positive or negative) to the Company’s NAV per share since the end of the prior month. Subsequent to December 31, 2021, the Company has determined NAVs per share as of January 31, 2022 and February 28, 2022. As of January 31, 2022, the Company reported NAV of $25.87 per Class AX share, Class IX share, Class I share, $25.87 per Class D share, $25.85 per Class TX share, and $25.86 per Class T share and Class S share. As of February 28, 2022, the Company reported NAV of $25.90 per Class AX share, Class IX share, and Class I share, $25.88 per Class TX share, Class T share and Class S share, and $25.89 per Class D share. These NAVs per share as of January 31, 2022 and February 28, 2022 were determined in accordance with the Company’s valuation policy and procedures set forth in the Company’s prospectus for the Follow-On Offering. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Net Asset Value” for additional information regarding the Company’s NAV methodology.

The Company’s shares of common stock consist of Class AX shares, Class TX shares, Class IX shares, Class D shares, Class T shares, Class S shares and Class I shares, all of which are collectively referred to herein as shares of common stock. As of December 31, 2021, the Company’s total number of authorized common shares was 400,000,000, consisting of 10,000,000 of Class AX authorized common shares, 5,000,000 of Class TX authorized common shares, 5,000,000 of Class IX authorized common shares, 100,000,000 of Class T authorized common shares, 20,000,000 of Class S authorized common shares, 60,000,000 of Class D authorized common shares, and 200,000,000 of Class I authorized common shares. The Class AX Shares, Class IX Shares, Class I Shares, Class D Shares, Class S Shares, Class T Shares and Class TX Shares have the same voting rights and rights upon liquidation, although distributions are expected to differ due to the distribution fees payable with respect to Class D Shares, Class S Shares, Class T Shares and Class TX Shares, which will reduce distributions to the holders of such classes of shares.

Stockholders

As of March 25, 2022, the Company had sold an aggregate of 11,441,888 shares of its common stock (consisting of 3,610,131 Class AX shares, 1,132,974 Class TX shares, 1,209,492 Class IX shares, 4,371,513 Class I shares, 735,856 Class T shares, 377,559 Class D shares, 4,363 Class S shares) in the Offerings held by 4,184 stockholders of record.

Distributions

The Company’s board of directors has authorized, and the Company has declared, distributions through August 31, 2020 in an amount equal to $0.004253787, and for the period September 1, 2020 through April 1, 2022 in an amount equal to $0.004234973 per day (or approximately $1.55 on an annual basis) per each share of common stock, less, for holders of certain classes of shares, the distribution fees that are payable with respect to such classes of shares as further described in the applicable prospectus. The distributions were payable by the 5th business day following each month end to stockholders of record at the close of business each day during the prior month.

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

To ensure that the Company has sufficient funds to cover cash distributions authorized and declared during the Initial Offering, the Company and CFI entered into the Distribution Support Agreement. The terms of the agreement provide that in the event that cash distributions exceed modified funds from operations (“MFFO”), defined as a supplemental measure to reflect the operating performance of a non-traded REIT, for any calendar quarter through the termination of the Initial Offering, CFI shall purchase Class IX Shares from the Company in an amount equal to the distribution shortfall, up to $5 million (less the $2.0 million of shares purchased by CFI in order to satisfy the Minimum Offering Requirement). On August 10, 2020, the Company and CFI entered into Second Amended and Restated Distribution Support Agreement (the “Amended Distribution Support Agreement”) to ensure that the Company has a sufficient amount of funds to pay cash distributions to stockholders during the Follow-On Offering. Pursuant to the Amended Distribution Support Agreement, in the event that cash distributions exceed MFFO, CFI will purchase Class I Shares from the Company in the Follow-On Offering in an amount equal to the distribution shortfall, up to $5 million (less the $2.0 million of shares purchased by CFI in order to satisfy the Minimum Offering Requirement and any shares purchased by CFI pursuant to the distribution support agreement in the Initial Offering). In addition to the shares purchased to satisfy the Minimum Offering Requirement, as of December 31, 2021, CFI has purchased $1,132,280 in Class IX shares pursuant to the Distribution Support Agreement. As of December 31, 2021, CFI’s remaining obligation pursuant to the Amended Distribution Support Agreement is limited to $1,867,720.

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

For the years ended December 31, 2021 and December 31, 2020, the Company has declared distributions of $11,679,137 and $8,957,447, respectively, of which $1,210,652 and $809,365, respectively, was unpaid as of the respective reporting dates and has been recorded as Distributions payable on the accompanying consolidated balance sheets. All of the unpaid distributions as of December 31, 2021 and December 31, 2020 were paid during January 2022 and January 2021, respectively. For the years ended December 31, 2021, and December 31, 2020, distributions reinvested pursuant to the Company’s DRP were $3,788,095 and $3,178,135 respectively.

The following table provides information regarding distributions declared by the Company for the years ended December 31, 2021 and December 31, 2020.

	Year Ended December 31, 2020	Year Ended December 31, 2021
Distributions
Paid in cash	$5,205,536	$6,974,292
Payable	809,365	1,210,652
Reinvested in shares	2,942,546	3,494,193
Total distributions	$8,957,447	$11,679,137

Distribution Reinvestment Plan

The Company is offering up to $250 million in shares pursuant to the Company’s DRP at the then current NAV per share amount.  The Company reserves the right to reallocate the shares the Company is offering among the Company’s classes of common stock and between the Follow-On Offering and the Company’s DRP. The Company will not pay any selling commissions, dealer manager fees or distribution fees on shares sold pursuant to the Company’s DRP. The amount available for distributions on all Class TX Shares, Class D shares, Class T shares and Class S shares will be reduced by the amount of distribution fees payable with respect to the Class TX shares, Class D shares, Class T shares and Class S shares issued in the Offerings. All Class TX shares, Class D shares, Class T shares and Class S shares will receive the same per share distributions. The Company may amend or terminate the DRP for any reason at any time upon 10 days’ notice to the participants. The Company may provide notice by including such information (a) in a Current Report on Form 8-K or in the Company’s annual or quarterly reports, all publicly filed with the SEC or (b) in a separate mailing to the participants. As of December 31, 2021, cumulative distributions reinvested pursuant to the Company’s DRP were $10,252,165.

Sales of Unregistered Securities

During the years ended December 31, 2021, 2021 and 2020 the Company did not complete any sales of unregistered securities.

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

The table below summarizes the redemption activity for the year ended December 31, 2021:

For the Month Ended	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Redeemed as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Redeemed Under the Plans or Programs(1)
January 31, 2021	23,229	$23.87	23,229	109,288
February 28, 2021	37,756	$23.91	37,756	96,733
March 31, 2021	17,793	$24.00	17,793	118,513
April 30, 2021	27,297	$24.17	27,297	112,369
May 31, 2021	80,806	$24.27	80,806	59,365
June 30, 2021	11,559	$24.04	11,559	137,662
July 31, 2021	13,915	$24.26	13,915	144,310
August 31, 2021	20,392	$24.55	20,392	143,282
September 30, 2021	18,028	$24.71	18,028	151,136
October 31, 2021	25,797	$24.75	25,797	148,391
November 30, 2021	23,723	$24.86	23,723	158,856
December 31, 2021	26,965	$25.42	26,965	163,441
Total	327,260	$24.39	327,260	1,543,346

Note: (1) The Company limits the number of shares that may be redeemed under the program as described above.

During the years ended December 31, 2021 and December 31, 2020, the Company repurchased 327,260 and 214,043 shares, respectively, in the amount of $7,980,257 and $5,061,011, respectively.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

CFI initially invested $200,001 in the Company through the purchase of 8,180 Class AX shares at $24.45 per share. CFI may not sell any of these shares during the period it serves as the Company’s sponsor. Neither the Advisor nor CFI currently has any options or warrants to acquire any of the Company’s shares.

As of December 31, 2021, CFI has invested $4,782,281 in the Company through the purchase of 191,337 shares (8,180 Class AX shares for an aggregate purchase price of $200,001 and 183,157 Class IX shares for an aggregate purchase price of $4,582,280). CFI purchased 125,157 of the Class IX shares in the amount of $3,132,280 pursuant to the Distribution Support Agreement, which provides that in certain circumstances where the Company’s cash distributions exceed the Company’s modified funds from operations, CFI will purchase up to $5.0 million of Class IX shares (including the $2.0 million of shares purchased in order to satisfy the Minimum Offering Requirement) at the then current offering price per Class I share net of dealer manager fees to provide additional cash to support distributions to the Company’s stockholders. On August 10, 2020, the Company and CFI entered into the Amended Distribution Support Agreement to ensure that the Company has a sufficient amount of funds to pay cash distributions to stockholders during the Follow-On Offering. Pursuant to the Amended Distribution Support Agreement, in the event that cash distributions exceed MFFO, CFI will purchase Class I Shares from the Company in the Follow-On Offering in an amount equal to the distribution shortfall, up to $5 million (less the $2.0 million of shares purchased by CFI in order to satisfy the Minimum Offering Requirement and any shares purchased by CFI pursuant to the Distribution Support Agreement in the Initial Offering).

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

	As of and for the year ended
	December 31, 2021	December 31, 2020
Operating Data:
Total revenues	$36,345,637	$15,706,206
Total operating expenses	(30,401,495)	(10,072,445)
Total other income (expense)	(8,880,670)	(3,881,266)
Net income (loss)	$(2,936,528)	$1,752,495

Per Share Data:
Net income (loss) per share of common stock	$(0.09)	$0.29
Distributions declared per share of common stock	$0.004247516	$0.004247516

Balance Sheet Data:
Total assets	$750,649,852	$241,353,438
Total liabilities	$396,708,259	$95,833,855
Total equity	$353,941,593	$145,519,583

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

As of March 25, 2022, the Company had sold 3,610,131 Class AX shares, 1,132,974 Class TX shares, 1,209,492 Class IX shares, 735,856 Class T shares, 377,559 Class D shares, 4,363 Class S shares, and 4,371,513 Class I shares of common stock in the Offerings, as well as 261,009 Class AX shares, 101,973 Class TX shares, 68,037 Class IX shares, 3,537 Class T shares, 3,860 Class D shares, 8 Class S shares, and 24,663 Class I shares in the DRP for aggregate net proceeds of $281,286,956 in the Offerings.

Prior to the commencement of the Follow-On Offering, the Company determined its NAV as of the end of each quarter. NAV, as defined, is calculated consistent with the procedures set forth in the Company’s prospectus and excludes any O&O Costs, with such costs to be reflected in the Company’s NAV to the extent the Company reimburses the Advisor for these costs. Upon commencement of the Follow-On Offering, the Company started determining its NAV on a monthly basis, beginning with the determination of NAV as of July 31, 2020. As of December 31, 2021, the Company’s NAV was $25.70 per Class AX share, Class IX share, and Class I share, $25.69 per Class D share, $25.68 per Class TX share, Class T share and Class S share. For further discussion of the Company’s NAV calculation, please see “—Net Asset Value”.

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

As of December 31, 2021, the Company had made the following investments:

•	the GR Property
•	the FM Property
•	the CO Property

•	the Lewisville Property
•	controlling interest in the DST
•	the Pennsylvania SPE
•	the Illinois SPE
•	majority interest in a joint venture that owns the SF Property
•	the Buchanan Property
•	interest in the Station DST
•	majority interest in the Keller Property
•	controlling interest in the Summerfield DST
•	the Madison Ave Property
•	controlling interest in the Valencia DST
•	the De Anza Property
•	controlling interest in the Kacey DST
•	controlling interest in the Industry DST

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

Operating Highlights

2021 Activity

•	Issued approximately 3,110,379 shares of common stock in the Offerings for gross proceeds of approximately $68.3 million.
•	Acquired an 80.26% interest in Keller Member JV that owns a majority interest (97%) in the Keller Property SPE.
•	Acquired a controlling interest of 25% in the Summerfield DST.
•

Entered into an agreement with Walgreen Co. to extend the lease on seven Walgreens property locations owned by the DST. The agreement confirms Walgreens’ waiver of a termination option thereby extending the first-term lease maturity by five years to November 30, 2036. Under the terms of the agreement, Walgreen Co received $2.7 million from the Company in exchange for the waiver of a termination right by the tenant.

•	Acquired the Madison Ave property.
•	Acquired 10% interest in the amount of $3.9 million in Valencia DST.
•	Acquired the De Anza property for a contract purchase price of $63.8 million exclusive of closing costs.
•

Entered into a secured revolving credit facility with an aggregate principal amount of $100 million with the option to increase the commitment for another $100 million, subject to certain conditions under the lending agreement.

•	Acquired 10% interest in the amount of $2.8 million in Kacey DST.

•	Acquired 10% interest in the amount of $3.9 million in Industry DST.
•

Entered into a managing broker-dealer agreement (“DST Dealer Manager Agreement”) with Cantor Fitzgerald & Co. (the “DST Dealer Manager”), an affiliate of the Company’s Sponsor and Advisor, pursuant to which the DST Dealer Manager agreed to conduct a private placement offering (the “DST Offering”) of up to $21.6 million of the DST’s beneficial interests, representing 100% of the Interests, to third party investors on a “best efforts” basis.

Portfolio Information

As of December 31, 2021, the Company owned interests in 20 real properties as described below:

Portfolio	Ownership Percentage	Location	Number of Properties	Square Feet	Remaining Lease Term(1)	Annualized Rental Income(2)	Acquisition Date	Purchase Price(3)
Walgreens Grand Rapids ("GR Property")	100%	Grand Rapids, MI	1	14,552	10.6 years	$500,000	July 2017	$7,936,508
CF Net Lease Portfolio IV DST ("DST Properties")	15.96%	Various	7	103,537	14.9 years	$2,442,728	September 2017	$35,706,642
Daimler Trucks North America Office Building ("FM Property")	100%	Fort Mill, SC	1	150,164	7.0 years	$2,670,638	February 2018	$40,000,000
Alliance Data Systems Office Building ("CO Property")	100%	Columbus, OH	1	241,493	10.7 years	$3,362,844	July 2018	$46,950,000
Hoya Optical Labs of America ("Lewisville Property")	100%	Lewisville, TX	1	89,473	6.5 years	$937,060	November 2018	$14,120,000
Williams Sonoma Office Building ("SF Property")	75%	San Francisco, CA	1	13,907	0.0 years(5)	$0	September 2019	$11,600,000
Martin Brower Industrial Buildings ("Buchanan Property")	100%	Phoenix, AZ	1	93,302	10.2 years	$1,083,444	November 2019	$17,300,000
Multifamily Residential Property ("Keller Property")	77.85%	Carrolton, TX	1	255,627	multiple(4)	$4,647,552	February 2021	$56,500,000
Multifamily Residential Property ("Summerfield Property")	25%	Landover, MD	1	452,876	multiple(4)	$9,590,592	March 2021	$115,500,000
Amazon Last Mile Cleveland ("Madison Ave Property")	100%	Cleveland, OH	1	168,750	9.3 years	$1,555,254	May 2021	$30,800,000
Valencia California ("Valencia Property")	10%	Santa Clarita, CA	1	180,415	14.0 years	$5,323,193	July 2021	$92,000,000
De Anza Plaza Office Buildings ("De Anza Property")	100%	Cupertino, CA	1	83,959	9.6 years	$4,206,056	July 2021	$63,750,000
Multifamily Residential Property ("Kacey Property")	10%	Kingwood, TX	1	296,991	multiple(4)	$5,080,188	November 2021	$67,000,000
Multifamily Residential Property ("Industry Property")	10%	Columbus, OH	1	187,678	multiple(4)	$4,890,864	December 2021	$81,000,000

(1)   Reflects number of years remaining until the tenant’s first termination option. On March 9, 2021 the tenant (Walgreens) of the DST waived the lease termination option and extended the first-term lease maturity by five years to November 30, 2036.

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

(5)   The lease with William Sonoma expired on December 31, 2021. As of March 28, 2022, the SF Property is vacant.

As of December 31, 2021, lease expirations related to the Company’s portfolio of real estate assets, excluding those at our multifamily properties (which typically have short-term leases of one year or less), based on each asset’s fair value used in determining our NAV, were as follows:

•	2022 – 2024 – 0%
•	2025 – 2027 – 0%
•	2028 – 2030 – 22.7%

•	After 2031 – 77.3%

As of December 31, 2021, the industry concentration of the Company’s portfolio of real estate assets, based on each asset’s fair value used in determining our NAV, was as follows:

•	Single Tenant Office – 42.9%
•	Multifamily – 27.7%
•	Single Tenant Industrial – 23.2%
•	Single Tenant Necessity Retail – 3.8%
•	Single Tenant Life Sciences – 2.4%

As of December 31, 2021, the geographic concentration of the Company’s portfolio of real estate assets, based on each asset’s fair value used in determining our NAV, was as follows:

•	Ohio – 23.4%
•	Texas – 21.8%
•	California – 21.5%
•	South Carolina – 10.6%
•	Maryland – 7.6%
•	Arizona – 5%
•	Illinois – 3.4%
•	Pennsylvania – 3.2%
•	Michigan – 2.6%
•	Oklahoma – 0.7%
•	Arkansas – 0.2%

As of December 31, 2021, the investment type concentration of the Company’s portfolio of real estate assets, based on each asset’s fair value used in determining our NAV, was as follows:

•	Common Equity – 93.5%
•	Mezzanine Loan – 3.4%
•	Preferred Equity – 3.1%

As of December 31, 2021, the tenant credit profile concentration of the Company’s portfolio of real estate assets, based on each asset’s fair value used in determining our NAV, was as follows:

•	Investment Grade[1] – 63%
•	Unrated – 28%
•	Non-Investment Grade – 9%

1Includes Daimler Trucks North America, LLC. Daimler Truck Holding AG, the parent company of Daimler Trucks North America, LLC, is rated BBB+ by Moody’s. Daimler Truck Holding AG does not guarantee the lease.

As of December 31, 2021 the maturity concentration of debt secured by our portfolio of real estate assets, based on principal balances and adjusted for ownership percentage, was as follows:

•	2022 – 2024 – 16.1%
•	2025 – 2027 – 0%
•	2028 – 2030 – 30.2%
•	After 2031 – 53.7%

As of December 31, 2021, the weighted average lease term remaining of the Company’s portfolio of real estate assets (excluding multifamily, mezzanine and preferred equity investments), based on each asset’s fair value used in determining our NAV, was 9.6 years.

As of December 31, 2021, the weighted average lease term remaining of the Company’s portfolio of real estate assets, based on each asset’s fair value used in determining our NAV, was 99.2%. For our industrial, retail and office investments, occupancy includes all leased square footage as of the date indicated. For our multifamily investments, occupancy is defined as the percentage of units leased on the date indicated.

As of December 31, 2021, the Company owned the preferred equity investment described below:

Portfolio	Original Investment Amount	Preferred Return	Number of Properties	Square Feet	Lease Expiration Date	Acquisition Date	Tenant Renewal Options
Denver, PA— Pref Equity Investment	$11,805,000	Ranging from 7.75% in 2019 to 8.74% in 2028	1	1,539,407	January 31, 2039	January 2019	9 extension options for 5 years each

As of December 31, 2021, the Company owned the mezzanine loan investment described below:

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

Results of Operations

Rental Revenues

For the years ended December 31, 2021 and December 31, 2020, the Company earned rental revenues of $30,225,535 and $12,278,188, respectively.

The Company’s rental revenues consist primarily of rental income from triple net leased commercial properties and multifamily properties. The increase in rental revenues of $17,947,347 for the year ended December 31, 2021, as compared to the year ended December 31, 2020, was primarily due to the acquisitions of rental income-producing properties, namely the Keller Property, the Summerfield Property, the Madison Ave Property, the Valencia Property, the De Anza Property, the Kacey Property, and the Industry Property.

Preferred Return Income

For the years ended December 31, 2021 and December 31, 2020, the Company earned preferred return income of $953,926 and $943,338, respectively.

The Company’s preferred return income consists of preferred return accrued on the Company’s investment in the Pennsylvania SPE. The increase in preferred return income of $10,588 for the year ended December 31, 2021, as compared to the year ended December 31, 2020, was due to the increase of rate of return of the Pennsylvania SPE.

Income from mezzanine loan investment

For the years ended December 31, 2021 and December 31, 2020, the Company earned income from mezzanine loan investment of $1,017,379 and $1,006,466, respectively.

The Company’s income from mezzanine loan investment consists of interest income accrued on the Company’s investment in the Illinois SPE. The increase in income from mezzanine loan investment of $10,913 for the year ended December 31, 2021, as compared to the year ended December 31, 2020, was due to the increase of the interest rate of the Illinois SPE.

Other property operating revenues

For the years ended December 31, 2021 and December 31, 2020, the Company earned other property operating revenues of $4,148,797 and $1,478,214, respectively.

Other property operating revenues consist of amounts received by the Company from the tenants of its properties for utilities and other amenities and for reimbursable expenses paid by the Company on behalf of the tenants in accordance with the provisions of the respective property leases. The increase in other property operating revenues of $2,670,583 for the year ended December 31, 2021, as compared to the year ended December 31, 2020, was primarily due to the acquisition of the of the Keller Property, the Summerfield Property, the Madison Ave Property, the Valencia Property, the De Anza Property, the Kacey Property and the Industry Property.

General and Administrative Expenses

For the years ended December 31, 2021 and December 31, 2020, the Company incurred general and administrative expenses of $1,578,878 and $149,133, respectively.

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

The increase in general and administrative expenses of $1,429,745 during the year ended December 31, 2021, as compared to the year ended December 31, 2020, was mainly due to an increase in the amount of operating expenses incurred by the Company during such periods. As of December 31, 2021 the Advisor has incurred, on behalf of the Company, a total of $12,728,245 in Unreimbursed Operating Expenses, including a total of $1,659,279 during the year ended December 31, 2021 for which the Advisor has not invoiced the Company for reimbursement.

Depreciation and Amortization

For the years ended December 31, 2021 and December 31, 2020, the Company incurred depreciation and amortization of $16,311,832 and $6,518,670, respectively.

The increase in depreciation and amortization expenses of $9,793,162 for the year ended December 31, 2021, as compared to the year ended December 31, 2020, was primarily due to the acquisition of the Keller Property, the Summerfield Property, the Madison Ave Property, the Valencia Property, the De Anza Property, the Kacey Property, and the Industry Property.

Management Fees

For the years ended December 31, 2021 and December 31, 2020, the Company incurred management fees of $2,843,044 and $1,809,171, respectively.

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

The increase in management fees of $1,033,873 for the year ended December 31, 2021, as compared to the year ended December 31, 2020, was due to the increase in NAV during such period.

Property Operating Expenses

For the years ended December 31, 2021 and December 31, 2020, the Company incurred property operating expenses of $9,667,741 and $1,595,471, respectively.

The property operating expenses consist of reimbursable expenses paid by the Company on behalf of its tenants in accordance with the provisions of the respective property leases and operating expenses incurred in maintaining and operating the multifamily properties. The increase in property operating expenses of $8,072,270 for the year ended December 31, 2021, as compared to the year ended December 31, 2020, was primarily due to the acquisition of the Keller Property, the Summerfield Property, the Madison Ave Property, the Valencia Property, the De Anza Property, the Kacey Property, and the Industry Property and the increase of property operating expenses during such periods.

Income/(loss) from Investments in Real Estate-Related Assets

Loss from investments in real estate-related assets is incurred on the Company’s investment in the Station DST. For the year ended December 31, 2021 the Company incurred a loss from investments in real estate-related assets of $95,813. There was no loss from investments in real-estate related assets as of December 31, 2021.

The increase in loss from investments in real estate-related assets of $95,813 during the year ended December 31, 2021, as compared to the year ended December 31, 2020, was due to the Company’s share of losses incurred at Station DST.

Interest Income

For the years ended December 31, 2021 and December 31, 2020, the Company earned interest income of $10,511 and $57,479, respectively.

Interest income is composed of interest earned on interest bearing cash deposit accounts with banking institutions.

The decrease in interest income of $46,968 during the year ended December 31, 2021, as compared to the year ended December 31, 2020, was primarily due to a decrease in interest rates associated with the cash held by the Company in interest bearing deposit accounts with banking institutions.

Interest Expense

For the year ended December 31, 2021 and December 31, 2020, the Company incurred interest expense of $8,795,368 and $3,938,745, respectively.

Interest expense is composed of interest paid and accrued on the Company’s outstanding loans payable, and also includes amortization of deferred financing costs.

The increase in interest expense of $4,856,623 during the year ended December 31, 2021, as compared to the year ended December 31, 2020, was primarily due to the acquisition of the Keller Property, the Summerfield Property, the Valencia Property, the Kacey Property, and the Industry Property, as well as the advances on the Credit Facility.

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

The following table presents a reconciliation of FFO to net income:

Year Ended December 31, 2021
Net income (loss)	$(2,936,528)
Net income (loss) attributable to non-controlling interest	$2,239,407
Net income (loss) attributable to common stockholders	$(697,121)
Adjustments:
Real estate depreciation and amortization	$16,311,832
Proportionate share of adjustments from non-controlling interests	(5,621,717)
Funds from Operations	$9,992,994

The following table presents a reconciliation of FFO to MFFO:

Year Ended December 31, 2021
Funds from Operations	$9,992,994
Adjustments:
Amortization of above-market lease intangibles	134,097
Amortization of below-market lease intangibles	(924,998)
Straight-line rent	(1,232,687)
Fair value adjustments on derivatives not deemed hedges	(25,607)
Proportionate share of adjustments from non-controlling interests	27,573
Modified Funds from Operations	$7,971,372

Net Asset Value

On January 18, 2022, the Company’s board of directors approved an estimated NAV as of December 31, 2021 of $25.70 for Class AX, Class IX, and Class I, $25.69 per Class D shares, $25.68 for Class TX shares, Class T, and Class S shares. The calculation of the Company’s estimated NAV was performed by Robert A. Stanger & Co., Inc. (“Stanger”), its independent valuation firm, in accordance with the procedures described in the “Net Asset Value Calculation and Valuation Procedures” section of the Company’s prospectus and under the oversight of the Company’s board of directors. Although the independent valuation firm performs the calculation of the Company’s estimated NAV, the Company’s board of directors is solely responsible for the determination of the Company’s estimated NAV.

Summary of Methodology

In accordance with the Company’s current valuation procedures, the Company’s NAV was based in part upon: (i) the most recent appraised value of the GR Property, the FM Property, the CO Property, the DST Properties, the SF Property, the Buchanan Property, the De Anza Property, the Keller Property, the Summerfield Property, the Lewisville Property, the Madison Ave Property, the Valencia Property, the Kacey Property and the Industry Property; (ii) the fair market value of the Company’s Debt Investments (as defined below); (iii) the fair market value of the Company’s loans payable; (iv) the estimated non-controlling interest held in the Company’s consolidated JVs (as defined below); (v) the value of the Company’s interest in the Station DST (as defined below); and (vi) the net tangible assets and liabilities of the Company (including the Advisor’s estimate of the Performance Participation Allocation as defined and discussed below) as of December 31, 2021, as outlined in more detail below.

Appraisal of Consolidated Real Estate

Pursuant to the Company’s valuation guidelines the Company engaged Stanger to provide its appraised market value of the SF Property as of September 30, 2021, the Buchanan Property as of August 31, 2021, the FM Property as of December 31, 2021, the GR Property, and the DST Properties as of March 31, 2021, the De Anza Property and the CO Property as of July 31, 2021 and the Keller Property as of November 30, 2021 (collectively, the “Stanger Appraised Properties”). In addition, Stanger reviewed and relied upon the appraised value of the Summerfield Property prepared by a third-party with an effective date of January 5, 2021, the Lewisville Property prepared by a third-party with an effective date of June 15, 2021, the Madison Ave Property prepared by a third-party with an effective date of June 18, 2021, the Valencia Property prepared by a third-party with an effective date of May 28, 2021, the Kacey Property prepared by a third-party with an effective date of  September 21, 2021, and the Industry Property prepared by a third-party with an effective date of October 1, 2021 (together the “Third-Party Appraisals”) (collectively the Stanger Appraised Properties and the Third-Party Appraisals are the “Appraised Properties”). Pursuant to the Company’s engagement agreement with Stanger, the appraisals of the Stanger Appraised Properties were prepared utilizing the income approach to value, specifically using a direct capitalization analysis for the GR Property and the DST Properties and both a direct capitalization analysis and discounted cash flow analysis (“DCF”) for the FM Property, the CO Property, the SF Property, the Buchanan Property, the De Anza Property and the Keller Property. In addition, a sales comparison approach was conducted for the SF Property, given the size of the SF Property. The direct capitalization analysis is based upon the estimated net operating income of the Stanger Appraised Properties capitalized at an appropriate capitalization rate considering property characteristics and competitive position, the credit profile of the tenant/guarantor under the leases encumbering the Stanger Appraised Properties, the terms of the leases encumbering the Stanger Appraised Properties, and market conditions as of the date of value. The DCF analysis is based upon multi-year cash flow projections for each applicable property prepared in accordance with the lease which currently encumbers each property. Each property was assumed to be sold after the expiration of the initial lease term and any renewal terms deemed materially favorable to the tenant, or for which exercise was deemed likely based on other factors. The reversion value of the property which can be realized upon sale is calculated based on the current economic rental rate deemed reasonable for the property, escalated at a rate indicative of current expectations in the marketplace for the property. The projected market rate net operating income of the property for the year following the year of sale is then capitalized at an appropriate capitalization rate reflecting the age and anticipated functional and economic obsolescence and competitive position of the property to determine its reversion value. Net proceeds of sale are determined by deducting estimated costs incurred at the time of sale, estimated at 2% of the gross reversion value. Finally, the discounted present value of the cash flow stream from operations (including any estimated releasing costs at the end of the assumed current lease term) and the discounted present value of the net proceeds from sale are summed to arrive at a total estimated value for the property. The capitalization rates applied to the Stanger Appraised Properties ranged from 4.00% to 6.25%, with a weighted average of approximately 4.89%. The discount rates applied to the estimated net cash flow from operations of the Stanger Appraised Properties for which a DCF analysis was conducted ranged from 4.75% to 7.25%, with a weighted average of approximately 5.89%. The discount rates applied to the estimated residual value of the Stanger Appraised Properties for which a DCF analysis was conducted ranged from 5.75% to 7.25%, with a weighted average of approximately 6.25%. The residual capitalization rates applied to the Stanger Appraised Properties for which a DCF analysis was conducted ranged from 4.25% to 6.50%, with a weighted average of approximately 5.36%. Where both a direct capitalization analysis and DCF was utilized, the indicated value from each approach was reviewed and a final appraised value was concluded. While a sales comparison approach was not conducted, other than for the SF Property, Stanger reviewed regional property sale data for each Stanger Appraised Property in order to assist in the selection of capitalization rates applied in the appraisals and to observe transaction prices per square foot in the Stanger Appraised Properties’ regional markets. For the SF Property, the sales comparison approach conducted utilized the price per square foot from recent market sales and adjusted such indicated price per square foot to a price per square foot deemed reasonable for the SF Property, taking into account factors such as property size, location, the fact that the existing tenant has provided notice that it will not be exercising its extension option and condition/quality and the date of sale. The aggregate appraised value of the Stanger Appraised Properties was $427,040,000. The appraised values of the Stanger Appraised Properties are subject to the general assumptions and limiting conditions set forth in the appraisal reports rendered to the Company by Stanger.

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

Debt Investments

In accordance with the Company’s valuation procedures, the Lancaster PE and the Chicago Jr Mezz (individually a “Debt Investment” and collectively the “Debt Investments”) were included in the determination of NAV at their estimated fair market value as of December 31, 2021, as determined by Stanger. The Debt Investments estimated value was based upon taking, for each Debt Investment, the loan payments over the remaining anticipated term and discounting such payments to present value at a discount rate range equal to the current estimated market interest rate on financing similar to the applicable Debt Investments. To provide their opinion of value of the Debt Investments, Stanger first reviewed the terms of each of the Debt Investments as contained in the loan documents. Stanger then reviewed mezzanine loan market terms at or around December 31, 2021 to ascertain current market interest rate levels for loans similar to the Debt Investments. This review was conducted by (i) recent interviews of participants in the mezzanine/preferred equity market, (ii) reviewing recent mezzanine loan transactions, as available, and (iii) reviewing published surveys available at or around December 31, 2021. Stanger also observed changes in yields and pricing of Albertsons publicly traded debt securities from the prior valuation date and the current valuation date. Based on Stanger’s reviews above and taking into consideration the Debt Investments’ unique factors, including, but not limited to, loan-to-value (based on the appraised value of the collateral), debt service coverage/debt yield, collateral property type, age and location, financial information pertaining to the lessee of the collateral properties, prepayment terms, and loan origination date, maturity date and extension terms, a market interest rate range was determined for each Debt Investment to utilize in the determination of the fair market value of the Debt Investments. The discount rate applied to the future payments of the Company’s Debt Investments was 7.65% for both facilities. The aggregate fair value of the Debt Investments was approximately $25,472,000.

Estimated Market Value of the Consolidated JVs

In order to determine the net asset value attributable to the non-controlling interest and any promoted interest in the Battery Street SF JV, the Keller JV, the Summerfield DST, the Valencia DST, the Kacey DST, the CF Net Lease Portfolio IV DST and the Industry DST (collectively the “Consolidated JVs”), Stanger utilized the most recent property appraisal, the most recent balance sheet provided for the Consolidated JVs to determine the tangible assets and tangible liabilities of the Consolidated JVs, and determined any promote due to the Company’s third party JV partner, as applicable. This net asset value was then multiplied by the ownership interest held by parties other than us to determine the non-controlling interest adjustment related to the Consolidated JVs utilized in the Company’s December 31, 2021 NAV.

Fair Value of Long Term Debt

Stanger performed a valuation of the property-level debt by reviewing available market data for comparable liabilities and applying a selected discount rate to the stream of future debt payments. The discount rate was selected based on several factors including U.S. Treasury yields as of the valuation date, as well as loan-specific items such as loan-to-value ratio, debt service coverage ratio, collateral property location, age, type, lease term and lessee credit quality, prepayment terms, and maturity and loan origination date. The discount rates applied to the future debt payments of the Company’s long-term debt ranged from 2.10% to 4.35%, with a weighted average of approximately 3.44%. Stanger’s valuation of the long-term debt is based in part on the appraised values of the encumbered Appraised Properties, which represent the collateral associated with the long-term debt as well as certain other assumptions and limiting conditions, including: (i) Stanger was provided with loan documents and other factual loan information by the Advisor and has relied upon and assumed that such information is correct in all material respects and no warranty is given by Stanger as to the accuracy of such information; (ii) each collateral property is assumed to be free and clear of liens (other than the mortgage being valued); (iii) information furnished by others, upon which all or portions of Stanger’s value opinion is based, is believed to be reliable but has not been verified, and no warranty is given as to the accuracy of such information; (iv) no material change has occurred in the value of the collateral properties from the date of last appraisal through the loan valuation date and (v) each mortgage is assumed to be salable, transferable or assumable between parties and is further assumed not to be in default. Stanger’s opinion of the long-term debt value was predicated on the above assumptions.

Performance Participation Allocation – Special Unit Holder

The special unit holder in the Company’s Operating Partnership is entitled to receive an allocation equal to 12.5% of the Total Return to the Company’s shareholders, subject to a 5% Hurdle Amount and a High Water Mark, with 100% catch-up (the “Performance Participation Allocation”) based upon a full calendar year.  For calculation of the Performance Participation Allocation for 2020 only, the Performance Participation Allocation was based upon the time period from July 31, 2020 (the date such Performance Participation Allocation became effective) through the December 31, 2020.  The Total Return, Hurdle Amount, High Water Mark and Catch-Up are defined in the Company’s prospectus of the Follow–On Offering. While the Performance Participation Allocation is due annually, commencing with 2021, the Company accrues such fee monthly.  Stanger reviewed and discussed with the Advisor its calculation of the Performance Participation Allocation. The Advisor’s Performance Participation Allocation estimate as of the Valuation Date was $785,783 for 2020 and $3,894,216 for year-to-date 2021.

The Value of Station DST Interests

The value of the beneficial interests in the Station DST was based upon the Station DST Property appraisal prepared by Stanger with an effective date of December 31, 2021 in accordance with the methodology outlined in the Appraisal of Consolidated Real Estate above, the fair market value of the mortgage loan encumbering the Station DST Property as of December 31, 2021 conducted in accordance with the methodology outlined in Fair Value of Long Term Debt above, the other tangible assets and liabilities of the Station DST such as cash and reserves, each reflecting the Company’s ownership interest in the Station DST (15%).

Estimated NAV

In performing the calculation of the estimated NAV, Stanger added the appraised values of the Appraised Properties, the appraised value of the Station DST interests, the fair value of the Debt Investments and other tangible assets of the Company, consisting of cash and equivalents, receivables and other assets, and subtracted the estimated fair market value of the Company’s long-term debt, the value of the non-controlling interest in the Consolidated JV (including any promote due to the Company’s joint venture partners), the anticipated near-term capital needs of the SF Property, the estimate of the Performance Participation Allocation and other tangible liabilities of the Company, consisting of accounts payable and accrued expenses, but excluding amounts owed to the Advisor for reimbursement of O&O Costs less the current accrued O&O Costs liability (consistent with the Company’s valuation procedures), and considered any other amounts due to the Advisor or affiliates for repayment of the Sponsor Support or amounts due to the Special Unit Holder upon certain events, including liquidation of the Company to produce an estimated NAV as of December 31, 2021, consistent with the procedures described in the “Net Asset Value Calculation and Valuation Procedures” section of the Company’s prospectus of $25.70 per share for Class AX, Class IX, and Class I shares, $25.69 for Class D shares and $25.68 per share for Class TX, Class T and Class S shares.

The determination of NAV involves a number of assumptions and judgments, including estimates of the Advisor’s interest in disposition proceeds (if any). These assumptions and judgments may prove to be inaccurate. There can be no assurance that a stockholder would realize the mostly recently determined NAV per share if the Company were to liquidate or engage in another type of liquidity event today. In particular, the Company’s December 31, 2021 NAV is based on appraisals of the fair market value of certain of the Company’s real estate property investments which precede December 31, 2021 and, while the Company believes no material change has occurred in the value of these real estate property investments between the appraised value dates and December 31, 2021, Stanger has assumed no material change in property value has occurred since the appraisal date for those Appraised Properties with an appraised value date that preceded December 31, 2021. Furthermore, the Company’s December 31, 2021 NAV does not consider fees or expenses that may be incurred in providing a liquidity event, including reimbursement of amounts to the Advisor for O&O Costs and any operating expenses that have not been invoiced by the Advisor in accordance with the terms of the Amended Advisory Agreement. Lastly, as discussed in “PART I — Item 1A. – Risk Factors”, the full extent of the impact and effects of COVID-19 on the Company, as a whole, and on its tenants and its consolidated real estate, loan investments and long-term debt are uncertain at this time. Due to COVID-19, observable market transactions for both real estate assets and debt are generally more limited than before the pandemic. The Company believes the methodology of determining the Company’s NAV conforms to the Institute for Portfolio Alternative’s Practice Guideline for Valuations of Publicly Registered Non-Listed REITs (April 2013) and is prepared in accordance with the procedure described in the “Net Asset Value Calculation and Valuation Procedures” section of the Company’s prospectus. In addition, the Company’s board of directors periodically reviews the Company’s NAV policies and procedures.

The NAV for each class of shares is based on the value of the Company’s assets and the deduction of any liabilities, and any distribution fees applicable to such class of shares.

The following table provides a breakdown of the major components of the Company’s NAV pursuant to the Company’s valuation guidelines:

Components of NAV	December 31, 2021
Investment in real estate(1)	$718,790,000
Investments in real estate-related assets	35,121,327
Cash and cash equivalents(1)	19,026,144
Other assets(2)	6,690,758
Debt obligations (at Fair Market Value)	(357,212,043)
Due to related parties(2,3)	(1,842,549)
Accounts payable and other liabilities	(7,920,477)
Accrued performance participation allocation	(4,679,999)
Distribution fee payable the following month(4)	(43,310)
Non-controlling interests in subsidiaries	(163,687,171)
Sponsor Support repayment / special unit holder interest in liquidation	—
Net Asset Value	$244,242,680
Number of outstanding shares	9,505,648
Note:	(1) Includes a reclass of $250,000 related to capital expenditures that occurred after the 424b3 was filed on January 18, 2022. This reclass had no impact on NAV.
(2) Includes an adjustment for $1,585,000 of Demand Notes that eliminated on consolidation that occurred after the 424b3 was filed on January 18, 2022. This elimination had no impact on NAV.

(3) Excluding the full distribution fee liability of $267,284. Distribution fee only relates to Class TX, Class T, Class D and Class S shares of common stock.

(4) The distribution fee that is payable as of December 31, 2021 related to Class TX, Class T, Class D and Class S shares is shown in the table below. The non-current distribution fee payable of $223,974 is not due as of December 31, 2021.

Due to rounding, numbers presented throughout this section may not add up precisely to the totals provided and percentages may not precisely reflect the absolute figures.

NAV Per Share	Class AX, IX & I Shares	Class TX Shares	Class T Shares	Class D Shares	Class S Shares	Total
Total Gross Assets at Fair Value	$602,954,784	$108,186,320	$45,525,707	$22,603,658	$357,760	$779,628,229
Distribution fees due and payable	—	(31,565)	(10,178)	(1,487)	(80)	(43,310)
Debt obligations (at Fair Market Value)	(276,263,353)	(49,569,084)	(20,859,085)	(10,356,602)	(163,919)	(357,212,043)
Due to related parties	(1,425,005)	(255,684)	(107,594)	(53,421)	(845)	(1,842,549)
Accounts payable and other liabilities	(6,125,598)	(1,099,097)	(462,509)	(229,638)	(3,635)	(7,920,477)
Accrued performance participation allocation	(3,619,453)	(649,427)	(273,284)	(135,687)	(2,148)	(4,679,999)
Non-controlling interests in subsidiaries	(126,593,623)	(22,714,304)	(9,558,369)	(4,745,761)	(75,114)	(163,687,171)
Quarterly NAV	188,927,752	33,867,159	14,254,688	7,081,062	112,019	244,242,680
Number of outstanding shares	7,351,550	1,319,066	555,074	275,596	4,362	9,505,648
NAV per share	$25.70	$25.68	$25.68	$25.69	$25.68
The following table reconciles stockholders’ equity per the Company’s consolidated balance sheet to the Company’s NAV:

Reconciliation of Stockholders’ Equity to NAV	December 31, 2021
Stockholders’ equity under U.S. GAAP	$353,941,593
Adjustments:
Unrealized appreciation of real estate	35,986,760
Unrealized appreciation of real estate-related assets	3,663,001
Acquisition costs	(6,161,481)
Deferred financing costs, net	(3,798,470)
Accrued distribution fee(1)	223,974
Accumulated depreciation and amortization	26,957,999
Fair value adjustment of debt obligations	2,675,141
Deferred rent receivable	(5,716,375)
Derivative liabilities, at fair value	157,709
Non-controlling interests in subsidiaries	(163,687,171)
NAV	$244,242,680
Note:	(1) Accrued distribution fee only relates to Class TX, Class T, Class D and Class S shares of common stock.

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

Derivative liabilities, at fair value

Derivative liabilities, at fair value represents a cash flow hedge which the Company uses to hedge interest rate risk related to the Valencia Loan. Such Derivative liabilities, at fair value are not considered for purposes of the determining NAV.

Non-controlling interests in subsidiaries

Non-controlling interests in subsidiaries represents the equity ownership in a consolidated subsidiary which is not attributable to the Company. The interests are presented at fair value for purposes of determining the Company’s NAV.

Sensitivity Analysis

Assuming all other factors remain unchanged, the table below presents the estimated increase or decrease to the Company’s December 31, 2021 NAV for a change in the going-in capitalization rate and, where a DCF analysis was utilized, discount rates and terminal capitalization rates used in the Appraised Properties’ appraisals and the Station DST Property appraisal, a 5% change in the discount rates used to value the Company’s Debt Investments and a 5% change in the discount rates used to value the Company’s long-term debt and the mortgage debt encumbering the Station DST Property:

Sensitivity Analysis	Range of NAV (Class AX, IX and I)			Range of NAV (Class TX)			Range of NAV (Class T)
	Low	Concluded	High	Low	Concluded	High	Low	Concluded	High
Estimated Per Share NAV	$22.93	$25.70	$28.92	$22.90	$25.68	$28.90	$22.91	$25.68	$28.91
Capitalization Rate	5.28%	5.03%	4.78%	5.28%	5.03%	4.78%	5.28%	5.03%	4.78%
Cash Flow Discount Rate	6.21%	5.92%	5.62%	6.21%	5.92%	5.62%	6.21%	5.92%	5.62%
Residual Discount Rate	6.66%	6.35%	6.03%	6.66%	6.35%	6.03%	6.66%	6.35%	6.03%
Terminal Capitalization Rate	5.91%	5.63%	5.35%	5.91%	5.63%	5.35%	5.91%	5.63%	5.35%
Discount Rate - Debt Investments	8.03%	7.65%	7.27%	8.03%	7.65%	7.27%	8.03%	7.65%	7.27%
Discount Rate - Long-Term Debt Consolidated	3.25%	3.42%	3.59%	3.25%	3.42%	3.59%	3.25%	3.42%	3.59%

Sensitivity Analysis	Range of NAV (Class D)			Range of NAV (Class S)
	Low	Concluded	High	Low	Concluded	High
Estimated Per Share NAV	$22.92	$25.69	$28.92	$22.91	$25.68	$28.91
Capitalization Rate	5.28%	5.03%	4.78%	5.28%	5.03%	4.78%
Cash Flow Discount Rate	6.21%	5.92%	5.62%	6.21%	5.92%	5.62%
Residual Discount Rate	6.66%	6.35%	6.03%	6.66%	6.35%	6.03%
Terminal Capitalization Rate	5.91%	5.63%	5.35%	5.91%	5.63%	5.35%
Discount Rate - Debt Investments	8.03%	7.65%	7.27%	8.03%	7.65%	7.27%
Discount Rate - Long-Term Debt Consolidated	3.25%	3.42%	3.59%	3.25%	3.42%	3.59%

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

If the Company is unable to raise substantial funds in its public offerings, it will make fewer investments resulting in less diversification in terms of the type, number and size of investments it makes and the value of an investment in the Company will fluctuate with the performance of the limited assets it acquires. Further, the Company will have certain fixed operating expenses, including certain expenses as a public company and a REIT, regardless of whether it is able to raise substantial funds in the offerings. The Company’s inability to raise substantial funds would increase its fixed operating expenses as a percentage of gross income, reducing its net income and limiting its ability to make distributions. As of December 31, 2021, the Company has raised gross proceeds of $240,504,096 in the Offerings.

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

As of December 31, 2021, the Company’s debt to tangible assets ratio was 55.3%. See Note 7 — Loans Payable of the Company’s outstanding debt arrangement as of December 31, 2021.

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

Cash Flows

The following table provides a breakdown of the net change in the Company’s cash and cash equivalents:

Year Ended December 31, 2021
Cash flows from operating activities	$10,373,633
Cash flows from investing activities	(128,443,281)
Cash flows from financing activities	103,570,962
Decrease in cash and cash equivalents	$(14,498,686)

Operating Activities

During the year ended December 31, 2021, net cash provided by operating activities was $10,373,633, compared to $6,993,522 for the year ended December 31, 2020. The change was primarily due to a decrease in net income of $4,689,023, an increase in depreciation and amortization expenses related to real estate assets and liabilities and deferred financing costs totaling $10,073,890, a net decrease in working capital accounts of $2,506,610, and a loss from investments in real estate-related assets of $95,813, offset by an increase in proceeds from investments in real estate-related assets of $406,041 (see “—Results of Operations”).

Investing Activities

Cash used in investing activities was $128,443,281 for the year ended December 31, 2021, compared to $7,573,700 for the year ended December 31, 2020. The change was due to an increase of $128,443,281 in acquisition of real estate and a decrease of $7,573,700 in purchases of interest in real estate-related assets.

Financing Activities

During the year ended December 31, 2021, net cash provided by financing activities was $103,570,962, compared to $16,800,007 for the year ended December 31, 2020. The change was primarily due to an increase in proceeds from net borrowings under credit facility of $28,850,000, an increase in proceeds from common stock issued of $50,586,889, an increase in distributions of $1,851,713, an increase in payments from redemptions of common stock of $2,748,053, and an increase in non-controlling interest distributions of $1,508,629, an increase of $16,807,073 in the DST Offering proceeds received for the DST interests sold, offset by a payment of $3,364,612 in payment of deferred financing costs.

Distributions

The Company’s board of directors has authorized, and the Company has declared, distributions through August 31, 2020 in an amount equal to $0.004253787, and for the period September 1, 2020 through April 1, 2022 in an amount equal to $0.004234973 per day (or approximately $1.55 on an annual basis) per each share of common stock, less, for holders of certain classes of shares, the distribution fees that are payable with respect to such shares as further described in the applicable prospectus. The distributions are payable by the 5th business day following each month end to stockholders of record at the close of business each day during the prior month.

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

To ensure that the Company has sufficient funds to cover cash distributions authorized and declared during the Initial Offering, the Company and CFI entered into the Distribution Support Agreement. The terms of the agreement provide that in the event that cash distributions exceed MFFO, defined as a supplemental measure to reflect the operating performance of a non-traded REIT, for any calendar quarter through the termination of the Initial Offering, CFI shall purchase Class IX Shares from the Company in an amount equal to the distribution shortfall, up to $5 million (less the $2.0 million of shares purchased by CFI in order to satisfy the Minimum Offering Requirement). On August 10, 2020, the Company and CFI entered into Second Amended and Restated Distribution Support Agreement (the “Amended Distribution Support Agreement”) to ensure that the Company has a sufficient amount of funds to pay cash distributions to stockholders during the Follow-On Offering. Pursuant to the Amended Distribution Support Agreement, in the event that cash distributions exceed MFFO, CFI will purchase Class I Shares from the Company in the Follow-On Offering in an amount equal to the distribution shortfall, up to $5 million (less the $2.0 million of shares purchased by CFI in order to satisfy the Minimum Offering Requirement and any shares purchased by CFI pursuant to the distribution support agreement in the Initial Offering). In addition to the shares purchased to satisfy the Minimum Offering Requirement, as of December 31, 2021, CFI has purchased $1,132,280 in Class IX shares pursuant to the Distribution Support Agreement. As of December 31, 2021, CFI’s remaining obligation pursuant to the Amended Distribution Support Agreement is limited to $1,867,720.

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

The following table summarizes the Company’s distributions declared during the years ended December 31, 2021 and December 31, 2020.

	Year Ended December 31, 2020		Year Ended December 31, 2021
	Amount	Percent	Amount	Percent
Distributions
Paid in cash	$5,205,536	58%	$6,974,292	60%
Payable	809,365	9%	1,210,652	10%
Reinvested in shares	2,942,546	33%	3,494,193	30%
Total distributions	$8,957,447	100%	$11,679,137	100%
Sources of Distributions:
Operating cash flows	$6,993,522	78%	$9,198,327	79%
Offering proceeds pursuant to Distribution Support Agreement(1)	24,623	0%	—	0%
Offering proceeds	1,939,302	22%	2,480,810	21%
Total sources of distributions	$8,957,447	100%	$11,679,137	100%
Note:

(1) Pursuant to the Amended Distribution Support Agreement, CFI will purchase Class I Shares to the extent cash distributions exceed MFFO within 15 business days following the Company’s filing with the SEC of its periodic report for such calendar quarter or year.

During the year ended December 31, 2021, the Company declared $11,679,137 of distributions to its shareholders (including those reinvested in shares pursuant to the DRP), compared to the Company’s total aggregate MFFO of $7,971,372 and the Company’s total aggregate net loss of $697,121 for that period.

During the quarter ended December 31, 2021, the Company had a distribution shortfall of $966,541 for which CFI will purchase Class I Shares pursuant to the Amended Distribution Support Agreement.

During the year ended December 31, 2020, the Company declared $8,957,447 of distributions to its shareholders (including those reinvested in shares pursuant to the DRP), compared to the Company’s total aggregate MFFO of $6,780,818 and the Company’s total aggregate net income of $1,765,140 for that period.

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

Reimbursement of Organization and Offering Costs

The Advisor has agreed to pay, on behalf of the Company, all O&O Costs through the first anniversary of the date on which the Company satisfied the Minimum Offering Requirement, which was May 18, 2018 (the “Escrow Break Anniversary”). The Company was not required to reimburse the Advisor for payment of the O&O Costs prior to the Escrow Break Anniversary. After the Escrow Break Anniversary, the Advisor, in its sole discretion, may pay some or all of the additional O&O Costs incurred, but is not required to do so. To the extent the Advisor pays such additional O&O Costs, the Company is obligated to reimburse the Advisor subject to the 1% Cap. Following the Escrow Break Anniversary, the Company began reimbursing the Advisor for payment of the O&O Costs on a monthly basis, which will continue through the period ended May 18, 2021; provided, however, that the Company will not be obligated to pay any amounts that as a result of such payment would cause the aggregate payments for O&O Costs (less selling commissions, dealer manager fees and distribution fees) paid to the Advisor to exceed the 1% Cap as of such payment date. Any amounts not reimbursed in any period are included in determining any reimbursement for a subsequent period. As of December 31, 2021, the Advisor has continued to pay all O&O Costs on behalf of the Company.

Variable Interest Entities

A Variable Interest Entity (“VIE”) is an entity that lacks one or more of the characteristics of a voting interest entity. A VIE is defined as an entity in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The determination of whether an entity is a VIE includes both a qualitative and quantitative analysis. The Company bases the qualitative analysis on the Company’s review of the design of the entity, its organizational structure including decision-making ability and relevant financial agreements and the quantitative analysis on the forecasted cash flow of the entity. The Company reassesses the initial evaluation of an entity as a VIE upon the occurrence of certain reconsideration events. A VIE must be consolidated only by its primary beneficiary, which is defined as the party who, along with its affiliates and agents has both the: (i) power to direct the activities that most significantly impact the VIE’s economic performance and (ii) obligation to absorb the losses of the VIE or the right to receive the benefits from the VIE, which could be significant to the VIE. The Company determines whether it is the primary beneficiary of a VIE by considering qualitative and quantitative factors, including, but not limited to: which activities most significantly impact the VIE’s economic performance and which party controls such activities; the amount and characteristics of its investment; the obligation or likelihood for the Company or other interests to provide financial support; consideration of the VIE’s purpose and design, including the risks the VIE was designed to create and pass through to its variable interest holders and the similarity with and significance to the Company’s business activities and other interests. The Company reassesses the determination of whether it is the primary beneficiary of a VIE each reporting period. Significant judgments related to these determinations include estimates about the current and future fair value and performance of investments held by these VIEs and general market conditions. As of December 31, 2021, the Company concluded that it had investments in VIEs and because the Company was deemed the primary beneficiary it consolidated such entities, as described in “Note 10—Variable Interest Entities” in its accompanying consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data.”

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

Off-Balance Sheet Arrangements

As of December 31, 2021, the Company had no off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on the Company’s financial condition, revenue and expenses, results of operations, liquidity, capital expenditures, or capital resources.

Contractual Obligations

The following table presents the future principal payment due under the Company’s GR Loan, FM Loan, CO Loan, DST Loan, Buchanan Loan, Keller Loan, Summerfield Loan, Valencia Loan, Kacey Loan, Industry Loan, and Credit Facility agreements as of December 31, 2021, which represents the Company’s aggregate contractual obligations and commitments with payments due subsequent to December 31, 2021.

Year	Amount
2022	—
2023	—
2024	28,850,000
2025	—
2026	—
Thereafter	331,037,184
Total	$359,887,184

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

The market risk associated with financial instruments and derivative financial instruments is the risk of loss from adverse changes in market prices or interest rates. The Company’s interest rate risk management objectives are to limit the impact of interest rate changes in earnings and cash flows and to manage overall borrowing costs. To achieve these objectives, from time to time, the Company may enter into interest rate hedge contracts such as swaps, collars and treasury lock agreements in order to mitigate interest rate risk with respect to various debt instruments. The Company would not hold or issue these derivative contracts for trading or speculative purposes. As of December 31, 2021, there are no such hedging contracts outstanding. The Company does not have any foreign operations and thus is not exposed to foreign currency fluctuations.

Interest Rate Risk

As of December 31, 2021, the Company had $245 million fixed rate debt and $115 million of floating rate debt. The Company uses derivative financial instruments to limit the exposure to interest rate changes associated with its borrowings. The use of derivative financial instruments carries certain risks, including the risk that the counterparties to these contractual arrangements are not able to perform under the agreements. To mitigate this risk, the Company only enters into derivative financial instruments with counterparties with high credit ratings and with major financial institutions with which the Company and its related parties may also have other financial relationships. The Company does not anticipate that any of the counterparties will fail to meet their obligations. (For further detail refer to Note 7 – Loans Payable).

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

As of December 31, 2021, lease expirations related to the Company’s portfolio of real estate assets, excluding those at our multifamily properties (which typically have short-term leases of one year or less), based on each asset’s fair value used in determining our NAV, were as follows:

•	2022 – 2024 – 0%
•	2025 – 2027 – 0%
•	2028 – 2030 – 22.7%
•	After 2031 – 77.3%

As of December 31, 2021, the industry concentration of the Company’s portfolio of real estate assets, based on each asset’s fair value used in determining our NAV, was as follows:

•	Single Tenant Office – 42.9%
•	Multifamily – 27.7%
•	Single Tenant Industrial – 23.2%
•	Single Tenant Necessity Retail – 3.8%
•	Single Tenant Life Sciences – 2.4%

As of December 31, 2021, the geographic concentration of the Company’s portfolio of real estate assets, based on each asset’s fair value used in determining our NAV, was as follows:

•	Ohio – 23.4%
•	Texas – 21.8%
•	California – 21.5%
•	South Carolina – 10.6%
•	Maryland – 7.6%
•	Arizona – 5%

•	Illinois – 3.4%
•	Pennsylvania – 3.2%
•	Michigan – 2.6%
•	Oklahoma – 0.7%
•	Arkansas – 0.2%

As of December 31, 2021, the investment type concentration of the Company’s portfolio of real estate assets, based on each asset’s fair value used in determining our NAV, was as follows:

•	Common Equity – 93.5%
•	Mezzanine Loan – 3.4%
•	Preferred Equity – 3.1%

As of December 31, 2021, the tenant credit profile concentration of the Company’s portfolio of real estate assets, based on each asset’s fair value used in determining our NAV, was as follows:

•	Investment Grade[1] – 63%
•	Unrated – 28%
•	Non-Investment Grade – 9%

1Includes Daimler Trucks North America, LLC. Daimler Truck Holding AG, the parent company of Daimler Trucks North America, LLC, is rated BBB+ by Moody’s. Daimler Truck Holding AG does not guarantee the lease.

As of December 31, 2021 the maturity concentration of debt secured by our portfolio of real estate assets, based on principal balances and adjusted for ownership percentage, was as follows:

•	2022 – 2024 – 16.1%
•	2025 – 2027 – 0%
•	2028 – 2030 – 30.2%
•	After 2031 – 53.7%

As of December 31, 2021, the weighted average lease term remaining of the Company’s portfolio of real estate assets (excluding multifamily, mezzanine and preferred equity investments), based on each asset’s fair value used in determining our NAV, was 9.6 years.

As of December 31, 2021, the weighted average lease term remaining of the Company’s portfolio of real estate assets, based on each asset’s fair value used in determining our NAV, was 99.2%. For our industrial, retail and office investments, occupancy includes all leased square footage as of the date indicated. For our multifamily investments, occupancy is defined as the percentage of units leased on the date indicated.

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

Under the supervision and with the participation of management, including the CEO and CFO, the Company carried out an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2021 based on the “Internal Control-Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2021.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance*

Item 11. Executive Compensation*

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters*

Item 13. Certain Relationships and Related Transactions, and Director Independence*

Item 14. Principal Accounting Fees and Services*

__________________________

*

The information that is required by Items 10, 11, 12, 13 and 14 (other than the information included in this Annual Report on Form 10-K) is incorporated herein by reference from the definitive proxy statement relating to the 2022 Annual Meeting of Stockholders of the Company, which is to be filed with the U.S. Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, no later than 120 days after the end of the Company’s fiscal year ended December 31, 2021.

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
4.4

Description of Registrant’s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.4 to the Company’s Form 10-K filed on March 25, 2021)

4.5	Third Amended and Restated Share Repurchase Program (incorporated by reference to Exhibit 4.4 to the Company's Quarterly Report on Form 10-Q filed with the SEC on May 17, 2021)
10.1

Cantor Fitzgerald Income Trust, Inc. (formerly known as Rodin Global Property Trust, Inc.) Long-Term Incentive Plan (incorporated by reference to Exhibit 10.7 to the Company’s Form 10-Q filed on May 12, 2017)

10.2	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.6 to the Company’s Form S-11 (File No. 333-221814), filed with the SEC on November 30, 2017)
10.3

Reimbursement Agreement among Cantor Fitzgerald Income Trust, Inc. (formerly known as Rodin Global Property Trust, Inc.), Cantor Fitzgerald Investors, LLC and Cantor Fitzgerald Income Trust OP Holdings, LLC (formerly known as Rodin Global Property Trust OP Holdings, LLC) dated March 23, 2017 (incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q filed on May 12, 2017)

10.4

Agreement of Purchase and Sale by and between LIC Charlotte Office Building, Inc., and Cantor Real Estate Investment Management Investments, LLC dated December 19, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on February 2, 2018)

10.5	Loan Agreement between 2477 Deerfield Drive, LLC and UBS AG dated February 1, 2018 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on February 2, 2018)
10.6

Agreement of Purchase and Sale by and between ADS Place Phase III, LLC, and Cantor Real Estate Investment Management Investments, LLC dated June 28, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on July 31, 2018)

10.7

Loan Agreement between 3075 Loyalty Circle Owner, LLC and Cantor Commercial Real Estate Lending, L.P. dated July 31, 2018 (incorporated by reference to Exhibit 10.12 to the Company’s Post-Effective Amendment No. 7 to Form S-11 (File No. 333-214130), filed on January 28, 2019

10.8

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

10.9	Dealer Manager Agreement between Cantor Fitzgerald Income Trust Inc. and Cantor Fitzgerald & Co., (incorporated by reference to Exhibit 1.1 of the Company’s Form 8-Kfiled on August 14, 2020)
10.10

Reimbursement Agreement, dated April 30, 2019, by and between Cantor Fitzgerald Income Trust, Inc. (formerly known as Rodin Global Property Trust, Inc.) and CF Real Estate Holdings, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on May 15, 2019)

10.11

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

10.12

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

10.13

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

10.14

Second Amended and Restated Advisory Agreement by and among Cantor Fitzgerald Income Trust, Inc., Cantor Fitzgerald Income Advisors, LLC, Cantor Fitzgerald Income Trust Operating Partnership, L.P. and Cantor Fitzgerald Investors, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on August 14, 2020)

10.15

Amended and Restated Operating Partnership Agreement of Cantor Fitzgerald Income Trust Operating Partnership, L.P. (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on August 14, 2020)

10.16	Second Amended and Restated Distribution Support Agreement dated as of August 10, 2020 (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed on August 14, 2020)
10.17

Amendment No. 1 to Amended and Restated Limited Partnership Agreement of Cantor Fitzgerald Income Trust Operating Partnership, LP incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the SEC on May 17, 2021)

10.18

Second Amended and Restated Trust Agreement of CF Summerfield Multifamily DST (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed with the SEC on May 17, 2021)

10.19

Real Estate Sales Agreement dated as of January 26, 2021, as amended by First Amendment to the Real Estate Sales Agreement dated February 1, 2021, as further amended by Second Amendment to the Real Estate Sales Agreement dated February 4, 2021 and as further amended by Third Amendment to the Real Estate Sales Agreement dated February 5, 2021, by and among CAP Capital Partners, LLC, Keller Springs Propco, Inc. and CAF KSC Investor, LLC (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed with the SEC on May 17, 2021)

10.20

Multifamily Loan and Security Agreement between Keller Springs Road Owner, LLC and CBRE Multifamily Capital Inc. dated February 25, 2021 (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed with the SEC on May 17, 2021)

10.21

Loan and Security Agreement by and between CF Summerfield Multifamily DST and Arbor Private Label, LLC dated as of March 26, 2021 (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q filed with the SEC on May 17, 2021)

10.22

Debt Service Reserve Replenishment Payment Guaranty by Cantor Fitzgerald Income Trust, Inc. as the Guarantor for the benefit of Arbor Private Label, LLC dated March 26, 2021 (incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q filed with the SEC on May 17, 2021)

10.23

Guaranty of Non-Recourse Obligations by Cantor Fitzgerald Income Trust, Inc.as the Guarantor for the benefit of Arbor Private Label, LLC dated March 26, 2021 (incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q filed with the SEC on May 17, 2021)

10.24

Purchase and Sale Agreement dated January 21, 2021, as amended by First Amendment to the Purchase and Sale Agreement dated January 29, 2021, as further amended by Second Amendment to the Purchase and Sale Agreement dated February 5, 2021 by and between Centennial Summerfield, LLC and AH Property Investment Company LLC (incorporated by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q filed with the SEC on May 17, 2021)

10.25

Credit Agreement, dated as of July 23, 2021, among Cantor Fitzgerald Income Trust Operating Partnership, L.P., Cantor Fitzgerald Income Trust, Inc., certain subsidiary guarantors, the lenders party thereto and Citizens Bank, N.A. as administrative agent. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on July 29, 2021)

10.26

Purchase and Sale Agreement by and between De Anza DH Properties LLC and North De Anza Boulevard, LLC, dated as of June 2, 2021, as amended on June 4, 2021, June 8, 2021, June 10, 2021, July 7, 2021 and July 14, 2021. (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 15, 2021).

10.27

Managing Broker-Dealer Agreement by and among CF Net Lease Portfolio IV DST, Cantor Fitzgerald Income Trust Operating Partnership, L.P, Cantor Fitzgerald & Co, and Cantor Fitzgerald Income trust, Inc (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on November 30, 2021)

10.28

Second Amended and Restated Trust Agreement by and among Cantor Fitzgerald Income Trust Operating Partnership, L.P, and CF Net Lease Portfolio Manager IV, LLC (incorporated by reference to Exhibit 10.2 of the Company's Form 8-K filed on November 30, 2021)

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

The following materials from Cantor Fitzgerald Income Trust, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2021 are formatted in inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Changes in Equity; (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CANTOR FITZGERALD INCOME TRUST, INC.

Date: March 30, 2022	By:	/s/ Howard W. Lutnick
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

Name	Title	Date

/s/ Howard W. Lutnick	Chief Executive Officer and Chairman of the Board of Directors	March 30, 2022
Howard W. Lutnick	(Principal Executive Officer)

/s/ John C. Griffin	Chief Financial Officer	March 30, 2022
John C. Griffin	(Principal Financial Officer and Principal Accounting Officer)

/s/ Arthur F. Backal	Director	March 30, 2022
Arthur F. Backal

/s/ John M. Matteson	Director	March 30, 2022
John M. Matteson

/s/ Dean Palin	Director	March 30, 2022
Dean Palin

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Cantor Fitzgerald Income Trust, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cantor Fitzgerald Income Trust, Inc. (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2016.

New York, New York

March 30, 2022

CANTOR FITZGERALD INCOME TRUST, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2021	December 31, 2020
Assets
Investment in real estate, net of accumulated depreciation of $18,256,155 and $8,590,986, respectively	$609,708,084	$154,790,052
Cash and cash equivalents	19,026,144	33,524,830
Investments in real estate-related assets	31,458,326	31,966,940
Intangible assets, net of accumulated amortization of $10,903,590 and $4,110,547, respectively	61,583,894	18,576,118
Operating lease right-of-use asset	16,466,271	—
Prepaid expenses and other assets	5,701,723	431,768
Deferred rent receivable	5,716,375	1,788,266
Stock subscriptions receivable	419,684	—
Due from related party	415,835	275,464
Accrued preferred return receivable	81,018	—
Accrued income from mezzanine loan investment	72,498	—
Total assets	$750,649,852	$241,353,438
Liabilities and Equity
Liabilities
Loans payable, net of deferred financing costs of $3,798,470 and $764,753, respectively	$356,088,714	$83,380,431
Intangible liabilities, net of accumulated amortization of $2,201,745 and $1,264,464, respectively	9,285,256	7,800,852
Operating lease liability	16,466,271	—
Distributions payable	6,311,100	1,595,148
Restricted reserves	3,932,628	200,487
Due to related parties	2,109,833	1,438,450
Deferred revenue	1,404,670	570,362
Accrued interest payable	802,286	273,200
Accounts payable and accrued expenses	149,792	574,925
Derivative liabilities, at fair value	157,709	—
Total liabilities	396,708,259	95,833,855
Stockholders' equity
Controlling interest
Preferred stock, $0.01 par value per share, 50,000,000 shares authorized, and 0 issued and outstanding at each December 31, 2021 and December 31, 2020	—	—
Class AX common stock, $0.01 par value per share, 10,000,000 shares authorized, and 3,441,219 and 3,458,541 issued and outstanding at December 31, 2021 and December 31, 2020, respectively	34,412	34,585
Class TX common stock, $0.01 par value per share, 5,000,000 shares authorized, and 1,319,066 and 1,472,875 issued and outstanding at December 31, 2021 and December 31, 2020, respectively	13,191	14,729
Class IX common stock, $0.01 par value per share, 5,000,000 shares authorized, and 1,203,025 and 1,218,108 issued and outstanding at December 31, 2021 and December 31, 2020, respectively	12,030	12,181
Class T common stock, $0.01 par value per share, 100,000,000 shares authorized, and 555,074 and 44,884 issued and outstanding at December 31, 2021 and December 31, 2020, respectively	5,551	449
Class S common stock, $0.01 par value per share, 20,000,000 shares authorized, and 4,362 and 1,567 issued and outstanding at December 31, 2021 and December 31, 2020, respectively	44	16
Class D common stock, $0.01 par value per share, 60,000,000 shares authorized, and 275,596 and 39,281 issued and outstanding at December 31, 2021 and December 31, 2020, respectively	2,756	393
Class I common stock, $0.01 par value per share, 200,000,000 shares authorized, and 2,707,306 and 160,013 issued and outstanding at December 31, 2021 and December 31, 2020, respectively	27,073	1,600
Additional paid-in capital	238,954,331	161,040,483
Retained earnings/accumulated deficit and cumulative distributions	(30,111,852)	(17,735,594)
Accumulated other comprehensive income/(loss)	(15,771)	—
Total controlling interest	208,921,765	143,368,842
Non-controlling interests in subsidiaries	145,019,828	2,150,741
Total stockholders' equity	353,941,593	145,519,583
Total liabilities and stockholders' equity	$750,649,852	$241,353,438

The accompanying notes are an integral part of these consolidated financial statements

CANTOR FITZGERALD INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the	For the
	Year Ended	Year Ended
	December 31, 2021	December 31, 2020
Revenues:
Rental revenues	$30,225,535	$12,278,188
Preferred return income	953,926	943,338
Income from mezzanine loan investment	1,017,379	1,006,466
Other property operating revenues	4,148,797	1,478,214
Total revenues	36,345,637	15,706,206
Operating expenses (income):
General and administrative expenses	1,578,878	149,133
Depreciation and amortization	16,311,832	6,518,670
Management fees	2,843,044	1,809,171
Property operating expenses	9,667,741	1,595,471
Total operating expenses	30,401,495	10,072,445
Other income (expense):
Income/(loss) from investments in real estate-related assets	(95,813)	—
Interest income	10,511	57,479
Interest expense	(8,795,368)	(3,938,745)
Total other income (expense)	(8,880,670)	(3,881,266)
Net income (loss)	(2,936,528)	1,752,495
Net income (loss) attributable to non-controlling interest	(2,239,407)	(12,645)
Net income (loss) attributable to common stockholders	$(697,121)	$1,765,140
Weighted average shares outstanding	7,811,955	5,991,018
Net income (loss) per common share - basic and diluted	$(0.09)	$0.29

The accompanying notes are an integral part of these consolidated financial statements.

CANTOR FITZGERALD INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the	For the
	Year Ended	Year Ended
	December 31, 2021	December 31, 2020
Net income (loss)	$(2,936,528)	$1,752,495
Other comprehensive income (loss)
Unrealized gain (loss) on derivative instruments	(157,709)	—
Comprehensive income (loss)	(3,094,237)	1,752,495
Amounts attributable to noncontrolling interests
Net income (loss)	(2,239,407)	(12,645)
Unrealized gain (loss) on derivative instruments	(141,938)	—
Comprehensive income (loss) attributable to noncontrolling interests	(2,381,345)	(12,645)
Comprehensive income (loss) attributable to common stockholders	$(712,892)	$1,765,140

The accompanying notes are an integral part of these consolidated financial statements.

CANTOR FITZGERALD INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Controlling Interest
																Retained Earnings/
	Common Stock														Additional	Accumulated Deficit and	Accumulated Other	Non-	Total
	Class AX		Class TX		Class IX		Class I		Class T		Class D		Class S		Paid-In	Cumulative	Comprehensive	controlling	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Distributions	Income/(loss)	interest	Equity
Balance as of January 1, 2020	3,158,796	$31,580	1,327,819	$13,278	853,734	$8,537	—	$—	—	$—	—	$—	—	$—	$135,507,823	$(10,543,287)	$—	$3,038,918	$128,056,849
Common stock	377,318	3,781	153,033	1,531	362,238	3,622	159,581	1,596	44,884	449	39,256	393	1,566	16	28,324,265	—	—	—	28,335,653
Common stock repurchased	(154,701)	(1,547)	(38,325)	(383)	(21,017)	(210)	—	—	—	—	—	—	—	—	(5,058,871)	—	—	—	(5,061,011)
Distribution reinvestment	77,128	771	30,348	303	23,153	232	432	4	—	—	25	—	1	—	3,176,825	—	—	—	3,178,135
Offering costs, commissions and fees	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(909,559)	—	—	—	(909,559)
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	1,765,140	—	(12,645)	1,752,495
Distributions declared on common stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(8,957,447)	—	—	(8,957,447)
Non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(875,532)	(875,532)
Balance as of December 31, 2020	3,458,541	$34,585	1,472,875	$14,729	1,218,108	$12,181	160,013	$1,600	44,884	$449	39,281	$393	1,567	$16	$161,040,483	$(17,735,594)	$—	$2,150,741	$145,519,583

	Controlling Interest
																Retained Earnings/
	Common Stock														Additional	Accumulated Deficit and	Accumulated Other	Non-	Total
	Class AX		Class TX		Class IX		Class I		Class T		Class D		Class S		Paid-In	Cumulative	Comprehensive	controlling	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Distributions	Income/(loss)	interest	Equity
Balance as of January 1, 2021	3,458,541	$34,585	1,472,875	$14,729	1,218,108	$12,181	$160,013	$1,600	$44,884	$449	$39,281	$393	1,567	$16	$161,040,483	$(17,735,594)	—	$2,150,741	$145,519,583
Common stock	126,710	1,267	(126,811)	(1,268)	—	—	2,533,229	25,332	508,120	5,081	237,685	2,376	2,789	28	80,467,206	—	—	—	80,500,022
Common stock repurchased	(222,440)	(2,224)	(58,754)	(588)	(42,321)	(423)	—	—	—	—	(3,746)	(37)	—	—	(7,976,985)	—	—	—	(7,980,257)
Distribution reinvestment	78,408	784	31,756	318	27,238	272	14,064	141	2,070	21	2,376	24	6	—	3,786,535	—	—	—	3,788,095
Offering costs, commissions and fees	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,054,011)	—	—	—	(1,054,011)
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(697,121)	—	(2,239,407)	(2,936,528)
Distributions declared on common stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(11,679,137)	—	—	(11,679,137)
Designated derivatives, fair value adjustments	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(15,771)	(141,938)	(157,709)

Acquired or syndicated ownership interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	2,691,103	—	—	—	2,691,103
Non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	145,250,432	145,250,432
Balance as of December 31, 2021	3,441,219	$34,412	1,319,066	$13,191	1,203,025	$12,030	2,707,306	$27,073	555,074	$5,551	275,596	$2,756	4,362	$44	$238,954,331	$(30,111,852)	$(15,771)	$145,019,828	$353,941,593

The accompanying notes are an integral part of these consolidated financial statements.

CANTOR FITZGERALD INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the	For the
	Year Ended	Year Ended
	December 31,	December 31,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$(2,936,528)	$1,752,495
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	16,642,727	6,595,531
Loss from investments in real estate-related assets	95,813	—
Amortization of above-market lease intangibles	134,097	30,295
Amortization of below-market lease intangibles	(924,998)	(847,890)
Changes in assets and liabilities:
Proceeds from investments in real estate-related assets	412,801	6,760
(Increase) in deferred rent receivable	(3,928,109)	(562,403)
(Increase) in accrued preferred return receivable	(81,018)	—
(Increase) in accrued income from mezzanine loan investment	(72,498)	—
(Increase) in due from related party	(140,371)	(275,464)
(Increase)/decrease in prepaid expenses and other assets	(5,269,955)	29,483
Increase in due to related parties	1,350,821	43,634
Increase in deferred revenue	834,308	9,306
Increase in restricted reserves	3,732,141	167,363
(Decrease)/increase in accounts payable and accrued expenses	(425,133)	44,412
Increase in distribution payable	420,449	—
Increase in accrued interest payable	529,086	—
Net cash provided by operating activities	10,373,633	6,993,522
Cash flows from investing activities:
Acquisition of real estate	(128,443,281)	—
Purchase of interest in real estate-related assets	—	(7,573,700)
Cash used in investing activities	(128,443,281)	(7,573,700)
Cash flows from financing activities:
Borrowings under credit facility	28,850,000	—
Proceeds from issuance of common stock, net	77,661,566	27,074,677
Distributions	(7,489,752)	(5,638,039)
Payments from redemptions of common stock	(7,294,935)	(4,546,882)
Non-controlling interest distributions	(1,598,378)	(89,749)
Syndicated ownership interest	16,807,073	—
Payment of deferred financing costs	(3,364,612)	—
Net cash provided by financing activities	103,570,962	16,800,007
Net (decrease)/increase in cash and cash equivalents	(14,498,686)	16,219,829
Cash and cash equivalents, at beginning of period	$33,524,830	$17,305,001
Cash and cash equivalents, at end of period	$19,026,144	$33,524,830
Supplemental disclosure of cash flow information:
Cash paid for interest	$8,003,646	$3,861,884
Non-cash investing and financing activities:
Distribution reinvestment	$3,788,095	$3,178,135
Distributions payable	$649,294	$927,056
Assumption of loans payable in conjunction with acquisitions of real estate	$246,892,000	$—
Acquired non-controlling interests	$136,627,054	$—

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

On February 2, 2016, the Company was capitalized with a $200,001 investment by the Company’s sponsor, Cantor Fitzgerald Investors, LLC (“CFI”) through the purchase of 8,180 Class A shares. In addition, a wholly owned subsidiary of CFI, Cantor Fitzgerald Income Trust OP Holdings, LLC, formerly known as Rodin Global Property Trust OP Holdings, LLC (the “Special Unit Holder”), has invested $1,000 in the Operating Partnership and has been issued a special class of limited partnership units (“Special Units”), which is recorded as a non-controlling interest on the consolidated balance sheet as of December 31, 2021. The Company registered with the Securities and Exchange Commission (“SEC”) an offering of up to $1.25 billion in shares of common stock, consisting of up to $1.0 billion in shares in the Company’s primary offering (the “Primary Offering”) and up to $250 million in shares pursuant to its distribution reinvestment plan (the “DRP”, and together with the Primary Offering, the “Initial Offering”). On May 18, 2017, the Company satisfied the minimum offering requirement as a result of CFI’s purchase of $2.0 million in Class I shares (the “Minimum Offering Requirement”). On March 20, 2020, the Company filed a registration statement on Form S-11 with the SEC for a proposed second public offering (the “Follow-On Offering”). Subsequently, on July 31, 2020, the Company terminated the Primary Offering but is continuing to offer up to $50.0 million of common stock pursuant to the DRP. On August 10, 2020, the SEC declared the Follow-On Offering effective. In the Follow-On Offering, the Company is offering up to $1 billion in shares of common stock in a primary offering on a best efforts basis and $250 million in shares of common stock to be issued pursuant to the DRP. On July 30, 2020, the Company, amended its charter (as amended, the “Charter”) to redesignate its currently issued and outstanding Class A shares of common stock, Class T shares of common stock and Class I shares of common stock as “Class AX Shares,” “Class TX Shares” and “Class IX Shares,” respectively. In addition, on July 30, 2020, as set forth in the Charter, the Company has reclassified the authorized but unissued portion of its common stock into four additional classes of common stock: Class T Shares, Class S Shares, Class D Shares, and Class I Shares. The Class AX shares, Class TX shares and Class IX shares generally have the same rights, including voting rights, as the Class T shares, Class S shares, Class D shares and Class I shares that the Company is offering pursuant to the Follow-On Offering (Refer to Note 8 – Stockholders’ Equity).

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

As of December 31, 2021, the Company owned the following investments:

•	A retail property located in Grand Rapids, Michigan (the “GR Property”).

•	An office property located in Fort Mill, South Carolina (the “FM Property”).

•	An office property located in Columbus, Ohio (the “CO Property”).

•	A flex industrial property located in Lewisville, TX (the “Lewisville Property”).
•

A controlling interest (15.96%) in a Delaware Statutory Trust, CF Net Lease Portfolio IV DST (the “DST”), which owns seven properties (individually, a “DST Property” and collectively, the “DST Properties”).

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

•	A majority interest (75%) in a joint venture with an unrelated third party (the “Battery Street SF JV”) that owns an office property located in San Francisco, California (the “SF Property”).

•	An industrial property located in Phoenix, Arizona (the “Buchanan Property”).

•	Interests (15%) in a Delaware Statutory Trust, CF Station Multifamily DST (the “Station DST”), which owns a multifamily residential property located in Irving, Texas (the “Station Property”).

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

•

A controlling interest (10%) in a Delaware Statutory Trust, (the “Valencia DST”), which owns a life sciences laboratory and research office property located in Valencia, California (the “Valencia Property”).

•	An office property located in Cupertino, CA (the “De Anza Property”).

•	A controlling interest of (10%) in a Delaware Statutory Trust, (the “Kacey DST”), which owns a multifamily residential property located in Kingwood, Texas (the “Kacey Property”).

•	A controlling interest of (10%) in a Delaware Statutory Trust, (the “Industry DST”), which owns a multifamily residential property located in Columbus, OH (the “Industry Property”).

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

CANTOR FITZGERALD INCOME TRUST, INC.

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

The Company evaluates all of its investments in real estate-related assets to determine if they are VIEs utilizing judgments and estimates that are inherently subjective. If different judgments or estimates were used for these evaluations, it could result in differing conclusions as to whether or not an entity is a VIE and whether or not to consolidate such entity. As of December 31, 2021, and December 31, 2020, the Company concluded that it had investments in VIEs. Refer to Note 10 – Variable Interest Entities for additional information.

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

Deferred Rent Receivable

Deferred rent receivable represents rent earned in excess of rent received as a result of straight-lining rents over the terms of the leases on the FM Property, the CO Property, the Lewisville Property, the SF Property, the Buchanan Property, the DST, the Madison Ave Property, the Valencia Property, and the De Anza Property, in accordance with ASC Topic 842, Leases. As of December 31, 2021, and December 31, 2020, Deferred rent receivable was $5,716,375 and $1,788,266, respectively.

Prepaid Expenses and Other Assets

Prepaid expenses and other assets consist primarily of prepaid operating expenses and reimbursements due from tenants.

CANTOR FITZGERALD INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate assets may not be recoverable. Impairment indicators that the Company considers include, but are not limited to, bankruptcy or other credit concerns of a property’s major tenant, such as a history of late payments, rental concessions and other factors, a significant decrease in a property’s revenues due to lease terminations, vacancies, co-tenancy clauses, reduced lease rates or other circumstances. When indicators of potential impairment are present, the Company assesses the recoverability of the assets by determining whether the carrying amount of the assets will be recovered through the undiscounted future cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying amount, the Company will adjust the real estate assets to their respective fair values and recognize an impairment loss. Generally, fair value is determined using a discounted cash flow analysis and recent comparable sales transactions. No impairment losses were recorded during the year ended December 31, 2021 or December 31, 2020 after the Company assessed the recoverability of its assets. As of December 31, 2021 and December 31, 2020, no impairment losses have been identified.

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

Income recognition is suspended for a mezzanine loan investment at the earlier of the date at which payments become 90-days past due or when, in the opinion of management, a full recovery of income and principal becomes doubtful. When the ultimate collectability of the principal of an impaired mezzanine loan investment is in doubt, all payments are applied to principal under the cost recovery method. When the ultimate collectability of the principal of an impaired mezzanine loan investment is not in doubt, contractual income from mezzanine loan is recorded as income from mezzanine loan when received, under the cash basis method until an accrual is resumed when the mezzanine loan investment becomes contractually current, and performance is demonstrated to be resumed. A mezzanine loan investment is written off when it is no longer realizable and/or legally discharged. No impairment losses were recorded during the year ended December 31, 2021, or December 31, 2020 after the Company assessed the recoverability of its assets. As of December 31, 2021 and December 31, 2020, no impairment losses have been identified.

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

Income recognition is suspended for a preferred equity investment at the earlier of the date at which payments become 90-days past due or when, in the opinion of management, a full recovery of income and principal becomes doubtful. When the ultimate collectability of the principal of an impaired preferred equity investment is in doubt, all payments are applied to principal under the cost recovery method. When the ultimate collectability of the principal of an impaired preferred equity investment is not in doubt, contractual preferred return income is recorded as preferred return income when received, under the cash basis method until an accrual is resumed when the preferred return investment becomes contractually current, and performance is demonstrated to be resumed. A preferred return investment is written off when it is no longer realizable and/or legally discharged. No impairment losses were recorded during the year ended December 31, 2021 or December 31, 2020 after the Company assessed the recoverability of its assets. As of December 31, 2021, and December 31, 2020, no impairment losses have been identified.

Unconsolidated Equity Method Investments

The Company performs consolidation analysis in accordance with ASC Topic 810, Consolidation, as described in the “Variable Interest Entities” section of Note 2 — Summary of Significant Accounting Policies. The Company has determined, as a result of its analysis, that it is not the primary beneficiary of its investment in the Station DST, and therefore has not consolidated the entity. The

CANTOR FITZGERALD INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company has accounted for its investment in the Station DST, which is controlled and managed by CFI, under the equity method of accounting, and included within Investments in real estate-related assets on the Company’s consolidated balance sheet. In accordance with ASC Topic 323, Investments-Equity Method and Joint Ventures, the Company is able to exercise significant influence over this investee. Under the equity method, the investment is adjusted each period for capital contributions and distributions and its share of the entity’s net income (loss). Capital contributions, distributions and net income (loss) of such entity is recorded in accordance with the terms of the governing documents. An allocation of net income (loss) may differ from the stated ownership percentage interest in such entity as a result of preferred returns and allocation formulas, if any, as described in such governing documents. Investments in real estate-related assets are periodically reviewed for impairment based on projected cash flows from the underlying investment. If an impairment is identified, the carrying value of the investment will be reduced to the anticipated recoverable amount. As of December 31, 2021 and December 31, 2020, no impairment has been identified.

Deferred Financing Costs

Costs incurred in connection with obtaining financing are capitalized and amortized over the term of the related loan on a straight-line basis, which approximates the effective interest method. The carrying value of the deferred financing costs as of December 31, 2021 and December 31, 2020 was $3,798,470 and $764,753, respectively, which is net of accumulated amortization of $488,937 and $158,042, respectively, and recorded as an offset to the related debt. For the years ended December 31, 2021 and December 31, 2020, amortization of deferred financing costs was $330,895 and $76,861, respectively, and is included in Interest expense on the accompanying consolidated statements of operations.

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

Stock Subscriptions Receivable

As prescribed by ASC Topic 505, Equity, Stock subscriptions receivable represent the purchase of common stock for which the Company has not yet received payment from the purchaser. As of December 31, 2021 and December 31, 2020, Stock subscriptions receivable were $419,684 and $0, respectively. The amounts of outstanding Stock subscriptions receivable as of December 31, 2021 were received by the Company during January 2022.

CANTOR FITZGERALD INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Due from Related Party

Due from related party includes amounts owed to the Company by CFI pursuant to the terms of the sponsor support agreement for the reimbursement of selling commissions and dealer manager fees, as well as other amounts from the Advisor, which at December 31, 2021 and December 31, 2020 was $415,835 and $275,464, respectively. Due to the termination of the Primary Offering, there was no Sponsor Support (as defined below in Note 9 – Related Party Transactions) outstanding at December 31, 2021.

Deferred Revenue

Deferred revenue represents unearned rent received in advance from tenants at certain of the Company’s properties, which at December 31, 2021 and December 31, 2020 was $1,404,670 and $570,362, respectively.

Distribution Payable

Distribution payable is comprised of amounts of distributions declared by the Company but not yet paid and accrued distributions relating to the Performance Participation Allocation (as defined below in Note 8 – Stockholder’s Equity).

Also included within distribution payable is $420,449 due to certain specific affiliates, including the Sponsor, who are entitled to distributions based on their indirect equity interest in the Summerfield DST (as further described in Note 9 – Related Party Transactions). As of December 31, 2021, return of capital distributions were and are derived from net escrow break proceeds from the syndication of the Summerfield DST beneficial interest offering, with the related proceeds held and reported in cash and cash equivalents on the accompanying consolidated balance sheet.

As of December 31, 2021 and December 31, 2020 the aggregate total amount of distribution payable reported by the Company was $6,311,100 and $1,595,148, respectively.

Restricted Reserves

Restricted reserves is comprised of amounts received from tenants at certain of the Company’s properties for recoverable property operating expenses to be paid by the Company on behalf of the tenants, pursuant to the terms of the respective lease arrangements, which at December 31, 2021 and December 31, 2020 was $3,932,628 and $200,487, respectively.

Other Property Operating Revenues

Other property operating revenues include tenant reimbursement income and revenues received from tenants to cover utilities and other amenities. The tenant reimbursement income is derived from certain property operating expenses, including real estate taxes and insurance, among others, that are paid by the Company and are reimbursed by the tenants of the Company’s properties pursuant to the terms of the respective leases. These reimbursements and other revenues received from tenants are reflected as Other property operating revenues in the accompanying consolidated statements of operations, which, for the year ended December 31, 2021 and December 31, 2020 was $4,148,797 and $1,478,214, respectively.

Property Operating Expenses

Certain property operating expenses, including real estate taxes and insurance, among others, are paid by the Company and may be reimbursed by the tenants of the Company’s properties pursuant to the terms of the respective leases. These expenses incurred are reflected as Property operating expenses in the accompanying consolidated statements of operations, which for the year ended December 31, 2021 and December 31, 2020 was $9,667,741 and $1,595,471, respectively.

Due to Related Parties

Due to related parties is comprised of amounts contractually owed by the Company for various services provided to the Company from related parties, which at December 31, 2021 and December 31, 2020 was $2,109,833 and $1,438,450, respectively (See Note 9 – Related Party Transactions).

CANTOR FITZGERALD INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Organization and Offering Costs

The Advisor has agreed to pay, on behalf of the Company, all organizational and offering costs (including legal, accounting, and other costs attributable to the Company’s organization and offering, but excluding upfront selling commissions, dealer manager fees and distribution fees) (“O&O Costs”) through the first anniversary of the date on which the Company satisfied the Minimum Offering Requirement, which was May 18, 2018 (the “Escrow Break Anniversary”). After the Escrow Break Anniversary, the Advisor, in its sole discretion, may pay some or all of the additional O&O Costs incurred, but is not required to do so. To the extent the Advisor pays such additional O&O Costs, the Company is obligated to reimburse the Advisor subject to the 1% Cap (as defined below). Following the Escrow Break Anniversary, the Company began reimbursing the Advisor for payment of O&O Costs on a monthly basis, which continued through the period ended May 18, 2021; provided, however, that the Company was not obligated to pay any amounts that as a result of such payment would cause the aggregate payments for O&O Costs (less selling commissions, dealer manager fees and distribution fees) paid to the Advisor to exceed 1% of gross proceeds from all the Company’s public offerings (the “1% Cap”), as of such payment date. Any amounts not reimbursed in any period shall be included in determining any reimbursement liability for a subsequent period. As of December 31, 2021, the Advisor has continued to pay all O&O Costs on behalf of the Company.

As of December 31, 2021, and December 31, 2020, the Advisor has incurred O&O Costs on the Company’s behalf of $11,460,817 and $9,946,509, respectively. As of December 31, 2021, and December 31, 2020, the Company is obligated to reimburse the Advisor for O&O Costs in the amount of $100,391 and $312,284, respectively, which is included within Due to related parties in the accompanying consolidated balance sheets. As of December 31, 2021, and December 31, 2020, organizational costs of $90,675 and $90,675, respectively, were expensed, and offering costs of $2,314,366 and $1,551,287, respectively, were charged to stockholders’ equity. As of December 31, 2021, and December 31, 2020, the Company has made reimbursement payments of $2,304,650 and $1,329,678, respectively, to the Advisor for O&O Costs incurred.

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

Earnings Per Share

Basic net income (loss) per share of common stock is determined by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is determined by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period, including common stock equivalents. As of December 31, 2021, and December 31, 2020, there were no material common stock equivalents that would have a dilutive effect on net income (loss) per share for common stockholders. All classes of common stock are allocated net income (loss) at the same rate per share.

For the years ended December 31, 2021 and December 31, 2020, basic and diluted net income per share was $(0.09) and $0.29, respectively.

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

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The guidance is designed to provide relief from the accounting analysis and impacts that may otherwise be required for modifications to agreements (e.g., loans, debt securities, derivatives, and borrowings) necessitated by reference rate reform as entities transition away from LIBOR and other interbank offered rates to alternative reference rates. This ASU also provides optional expedients to enable companies to continue to apply hedge accounting to certain hedging relationships impacted by reference rate reform. Application of the guidance is optional and only available in certain situations. The ASU is effective upon issuance and generally can be applied through December 31, 2022. In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848): Scope. The amendments in this standard are elective and principally apply to entities that have derivative instruments that use an interest rate for margining, discounting, or contract price alignment that is modified as a result of reference rate reform (referred to as the “discounting transition”). The standard expands the scope of ASC 848, Reference Rate Reform and allows entities to elect optional expedients to derivative contracts impacted by the discounting transition. Similar to ASU No. 2020-04, provisions of this ASU are effective upon issuance and generally can be applied through December 31, 2022. Management is evaluating and planning for adoption of the new guidance, including forming a cross-functional LIBOR transition team to determine the Company’s transition plan and facilitate an orderly transition to alternative reference rates, and continuing its assessment on the Company’s consolidated financial statements.

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

CANTOR FITZGERALD INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 – Investment in Real Estate

Investment in real estate, net consisted of the following at December 31, 2021 and December 31, 2020:

	December 31, 2021	December 31, 2020
Building and building improvements	$545,727,805	$140,185,153
Land	82,236,434	23,195,885
Total	627,964,239	163,381,038
Accumulated depreciation	(18,256,155)	(8,590,986)
Investment in real estate, net	$609,708,084	$154,790,052

As of December 31, 2021, the Company owned interests in 20 real properties as described below:

Portfolio	Ownership Percentage	Location	Number of Properties	Square Feet	Remaining Lease Term(1)	Annualized Rental Income(2)	Acquisition Date	Purchase Price(3)
Walgreens Grand Rapids ("GR Property")	100%	Grand Rapids, MI	1	14,552	10.6 years	$500,000	July 2017	$7,936,508
CF Net Lease Portfolio IV DST ("DST Properties")	15.96%	Various	7	103,537	14.9 years	$2,442,728	September 2017	$35,706,642
Daimler Trucks North America Office Building ("FM Property")	100%	Fort Mill, SC	1	150,164	7.0 years	$2,670,638	February 2018	$40,000,000
Alliance Data Systems Office Building ("CO Property")	100%	Columbus, OH	1	241,493	10.7 years	$3,362,844	July 2018	$46,950,000
Hoya Optical Labs of America ("Lewisville Property")	100%	Lewisville, TX	1	89,473	6.5 years	$937,060	November 2018	$14,120,000
Williams Sonoma Office Building ("SF Property")	75%	San Francisco, CA	1	13,907	0.0 years(5)	$0	September 2019	$11,600,000
Martin Brower Industrial Buildings ("Buchanan Property")	100%	Phoenix, AZ	1	93,302	10.2 years	$1,083,444	November 2019	$17,300,000
Multifamily Residential Property ("Keller Property")	77.85%	Carrolton, TX	1	255,627	multiple(4)	$4,647,552	February 2021	$56,500,000
Multifamily Residential Property ("Summerfield Property")	25%	Landover, MD	1	452,876	multiple(4)	$9,590,592	March 2021	$115,500,000
Amazon Last Mile Cleveland ("Madison Ave Property")	100%	Cleveland, OH	1	168,750	9.3 years	$1,555,254	May 2021	$30,800,000
Valencia California ("Valencia Property")	10%	Santa Clarita, CA	1	180,415	14.0 years	$5,323,193	July 2021	$92,000,000
De Anza Plaza Office Buildings ("De Anza Property")	100%	Cupertino, CA	1	83,959	9.6 years	$4,206,056	July 2021	$63,750,000
Multifamily Residential Property ("Kacey Property")	10%	Kingwood, TX	1	296,991	multiple(4)	$5,080,188	November 2021	$67,000,000
Multifamily Residential Property ("Industry Property")	10%	Columbus, OH	1	187,678	multiple(4)	$4,890,864	December 2021	$81,000,000
(1)

Reflects number of years remaining until the tenant’s first termination option. On March 9, 2021, the tenant (Walgreens) of the DST waived the lease termination option and extended the first-term lease maturity by five years to November 30, 2036.

(2)	Reflects the average annualized rental income for the lease(s). Annualized rental income for Keller Property and Summerfield Property is based on full occupancy.
(3)	Reflects the contract purchase price at 100% ownership as opposed to adjusted for current ownership percentage as applicable.
(4)	Indicates individual tenant leases (with a 1-year average lease term) for the multifamily residential properties.
(5)	The lease with William Sonoma expired on December 31, 2021. As of March 28, 2022, the SF Property is vacant.

CANTOR FITZGERALD INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Intangibles

The amortization of acquired above-market and/or below-market leases is recorded as an adjustment to Rental revenue on the consolidated statements of operations. For the years ended December 31, 2021 and December 31, 2020, the net amount of such amortization was included as an increase to rental income of $790,901 and $817,595, respectively.

The amortization of in-place leases is recorded as an adjustment to Depreciation and amortization expense on the consolidated statements of operations. For the year ended December 31, 2021 and December 31, 2020, the net amount of such amortization was $6,571,803 and $2,203,322, respectively.

The amortization of tax abatement on property improvements is recorded as an adjustment to Depreciation and amortization expense on the consolidated statements of operations. For the year ended December 31, 2021 and December 31, 2020, the net amount of such amortization was $87,143 and $0, respectively.

As of December 31, 2021, and December 31, 2020, the gross carrying amount and accumulated amortization of the Company’s intangible assets consisted of the following:

	December 31, 2021	December 31, 2020
Intangible assets:
In-place lease intangibles	$55,734,750	$22,234,766
Above-market lease intangibles	2,112,734	451,899
Tax abatement on property improvements intangibles	14,640,000	—
Total intangible assets	72,487,484	22,686,665
Accumulated amortization:
In-place lease amortization	(10,577,580)	(4,005,777)
Above-market lease amortization	(238,867)	(104,770)
Tax abatement on property improvements amortization	(87,143)	—
Total accumulated amortization	(10,903,590)	(4,110,547)
Intangible assets, net	$61,583,894	$18,576,118

The estimated future amortization on the Company’s intangible assets for each of the next five years and thereafter as of December 31, 2021 is as follows:

Year	In-place Lease Intangibles	Above-market Lease Intangibles	Tax Abatement on Property Improvements	Total
2022	8,223,973	196,378	1,045,714	9,466,065
2023	4,781,868	196,378	1,045,714	6,023,960
2024	4,583,118	196,378	1,045,714	5,825,210
2025	4,583,118	196,378	1,045,714	5,825,210
2026	3,835,240	196,378	1,045,714	5,077,332
Thereafter	19,149,853	891,977	9,324,287	29,366,117
	$45,157,170	$1,873,867	$14,552,857	$61,583,894

As of December 31, 2021, and December 31, 2020, the gross carrying amount and accumulated amortization of the Company’s Intangible liabilities consisted of the following:

	December 31, 2021	December 31, 2020
Intangible liabilities:
Below-market lease intangibles	$11,487,001	$9,065,316
Accumulated amortization:
Below-market lease amortization	(2,201,745)	(1,264,464)
Intangible liabilities, net	$9,285,256	$7,800,852

CANTOR FITZGERALD INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The estimated future amortization on the Company’s intangible liabilities for each of the next five years and thereafter as of December 31, 2021 is as follows:

Year	Below-market Lease Intangibles
2022	$882,036
2023	$882,036
2024	$882,036
2025	$882,036
2026	$790,908
Thereafter	$4,966,204
$9,285,256

Note 5 - Five Year Minimum Rental Payments

The estimated future minimum rents the Company expects to receive for the GR Property, FM Property, CO Property, Lewisville Property, the DST Properties, SF Property, Buchanan Property, Madison Ave Property, Valencia Property, and De Anza Property for each of the next five years and thereafter through the end of the primary term as of December 31, 2021 is as follows:

Year	GR Property	FM Property	CO Property	Lewisville Property	DST Properties	Buchanan Property	Madison Ave Property	Valencia Property	DeAnza Property	Total
2022	500,000	2,611,352	3,251,284	915,933	2,305,756	1,034,857	1,305,120	4,392,159	3,752,089	20,068,550
2023	500,000	2,663,909	3,286,073	943,411	2,305,756	1,075,458	1,459,361	4,523,923	3,864,652	20,622,543
2024	500,000	2,716,467	3,321,234	943,411	2,305,756	1,079,150	1,495,845	4,659,641	3,980,591	21,002,095
2025	500,000	2,770,526	3,356,771	971,713	2,320,167	1,079,150	1,533,241	4,799,430	4,067,880	21,398,878
2026	500,000	2,826,087	3,392,689	971,713	2,421,044	1,079,150	1,571,572	4,943,413	4,179,206	21,884,874
Thereafter	2,750,000	5,823,359	20,179,665	1,472,145	25,332,819	5,859,316	7,133,650	51,727,285	20,800,037	141,078,276
Total	$5,250,000	$19,411,700	$36,787,716	$6,218,326	$36,991,298	$11,207,081	$14,498,789	$75,045,851	$40,644,455	$246,055,216

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

CANTOR FITZGERALD INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On October 29, 2020, the Station DST acquired the fee simple interest in a 444-unit apartment community located in Irving, Texas (the “Station DST Property”), for a total purchase price of $106 million. The purchase price was comprised of $47.1 million in equity and $58.9 million in proceeds from a mortgage loan. At December 31, 2021, the Station DST Property is 93.23% occupied. As part of the acquisition, the Station DST received an appraisal of the Station DST Property as of September 15, 2020 with an appraised value of $107.4 million. This appraisal was conducted by a third-party licensed appraiser and was based upon the income approach (a direct capitalization analysis) and sales comparison approach.

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

CANTOR FITZGERALD INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The results of operations for the Company’s investments in real estate-related assets for the year ended December 31, 2021 and December 31, 2020 are summarized below:

	For the Year Ended December 31,
Station DST	2021	2020
Revenues	$6,740,511	$626,008
Operating expenses	(4,892,015)	(306,039)
Other expenses, net	(1,663,519)	(1,143,705)
Net income (loss)	$184,977	$(823,736)
Net income (loss) attributable to the Company(1)	$(95,814)	$—
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

CANTOR FITZGERALD INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On November 4, 2021, in connection with the purchase of the Kacey Property, the Kacey DST entered into a loan agreement (the “Kacey Loan”) with Arbor Private Label, LLC (the “Kacey Lender”) for an outstanding principal amount of $40,640,000. The Kacey Loan provides for monthly interest payments and bears a fixed interest rate of 3.536% per annum, through the maturity date of December 1, 2031.

On December 6, 2021, in connection with the purchase of the Industry Property, the Industry DST entered into a loan agreement (the “Industry Loan”) with Arbor Private Label, LLC (the “Industry Lender”) for an outstanding principal amount of $43,200,000. The Industry Loan provides for monthly interest payments and bears a fixed interest rate of 3.357% per annum, through the maturity date of January 1, 2032.

Credit Facility – Citizens Bank

On July 23, 2021, the Company, the Operating Partnership (the “Credit Facility Borrower”), the Lewisville Property SPE, the Madison Ave Property SPE and the De Anza Property SPE, pursuant to a credit facility agreement (the “Credit Facility Agreement”) with Citizens Bank, N.A., (the, “Facility Lender”), entered into a senior secured revolving credit facility (the “Citizens Facility”) for an aggregate principal amount of $100 million. The Credit Facility Agreement provides the Credit Facility Borrower with the ability from time to time to increase the size of the aggregate commitment made under the agreement by an additional $100.0 million up to a total of $200 million, subject to receipt of lender commitments and other conditions. The Citizens Facility matures on July 23, 2024, and may be extended pursuant to two one-year extension options, subject to continuing compliance with the financial covenants and other customary conditions and the payment of an extension fee. At the Credit Facility Borrower’s election, borrowings under the Credit Facility Agreement will be charged interest based on (i) LIBOR multiplied by a statutory reserve rate plus a margin ranging from 1.75% to 2.25%, or (ii) an alternative base rate plus a margin ranging from 0.75% to 1.25%, depending on the Company’s loan to value ratio. Borrowings under the Credit Facility Agreement are available for general corporate purposes, including but not limited to the acquisition and operation of permitted investments. As of December 31, 2021, the amounts outstanding under the Citizen Facility were approximately $28.8 million with an interest rate of 2.34%, secured by the Lewisville Property, the Madison Ave Property and the De Anza Property.

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

As of December 31, 2021, and December 31, 2020, the Company’s Loans payable balance was $356,088,714 and $83,380,431, net of deferred financing costs, respectively. As of December 31, 2021, and December 31, 2020, deferred financing costs were $3,798,470 and $764,753, net of accumulated amortization of $488,937 and $158,042, respectively, which has been accounted for within Interest expense on the consolidated statements of operations.

CANTOR FITZGERALD INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information on the Company’s Loans payable as of December 31, 2021 and December 31, 2020 is as follows:

Description	December 31, 2021
	GR Property	FM Property	CO Property	DST Property	Buchanan Property	Keller Springs Property	Summerfield Property	Valencia Property	Credit Facility	Kacey Property	Industry Property	Total
Principal amount of loans	$4,500,000	$21,000,000	$26,550,000	$22,495,184	$9,600,000	$31,277,000	$76,575,000	$55,200,000	$28,850,000	$40,640,000	$43,200,000	$359,887,184
Less: Deferred financing costs, net of accumulated amortization of $488,937	(45,290)	(129,773)	(186,338)	(252,090)	(74,520)	(305,751)	(203,088)	(849,750)	(927,108)	(374,663)	(450,099)	$(3,798,470)
Loans payable, net of deferred financing costs and amortization	$4,454,710	$20,870,227	$26,363,662	$22,243,094	$9,525,480	$30,971,249	$76,371,912	$54,350,250	$27,922,892	$40,265,337	$42,749,901	$356,088,714

Description	December 31, 2020
	GR Property	FM Property	CO Property	DST Properties(1)	Buchanan Property	Keller Springs Property	Summerfield Property	Valencia Property	Credit Facility	Kacey Property	Industry Property	Total
Principal amount of loans	$4,500,000	$21,000,000	$26,550,000	$22,495,184	$9,600,000	$—	$—	$—	$—	$—	$—	$84,145,184
Less: Deferred financing costs, net of accumulated amortization of $158,042	(53,485)	(148,297)	(203,743)	(277,618)	(81,610)	—	—	—	—	—	—	(764,753)
Loans payable, net of deferred financing costs and amortization	$4,446,515	$20,851,703	$26,346,257	$22,217,566	$9,518,390	$—	$—	$—	$—	$—	$—	$83,380,431

For the years ended December 31, 2021 and December 31, 2020, the Company incurred $8,464,472 and $3,861,884, respectively, of interest expense, which is included within Interest expense on the consolidated statements of operations. As of December 31, 2021, and December 31, 2020, $802,286 and $273,200 respectively, was unpaid and is recorded as accrued interest payable on the Company’s consolidated balance sheets. All of the unpaid interest expense accrued as of December 31, 2021 and December 31, 2020 was paid during January 2022 and January 2021, respectively.

Also included within Interest expense on the consolidated statements of operations is amortization of deferred financing costs, which, for the years ended December 31, 2021 and December 31, 2020, was $330,895 and $76,861, respectively.

The following table presents the future principal payments due under the Company’s loan agreements as of December 31, 2021:

Year	Amount
2022	—
2023	—
2024	28,850,000
2025	—
2026	—
Thereafter	331,037,184
Total	$359,887,184

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

As of December 31, 2021, the Company’s total number of authorized shares was 400,000,000, consisting of 10,000,000 of Class AX authorized common shares, 5,000,000 of Class TX authorized common shares 5,000,000 of Class IX authorized common shares, 100,000,000 of Class T authorized common shares, 20,000,000 of Class S authorized common shares, 60,000,000 of Class D authorized common shares, and 200,000,000 of Class I authorized common shares. The Class AX Shares, Class D Shares, Class I Shares, Class IX Shares, Class S Shares, Class T Shares and Class TX Shares have the same voting rights and rights upon liquidation, although distributions are expected to differ due to the distribution fees payable with respect to Class D Shares, Class S Shares, Class T Shares and Class TX Shares, which will reduce distributions to the holders of such classes of shares.

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

CANTOR FITZGERALD INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2021, the Company had sold 9,497,468 shares of its common stock (consisting of 3,433,039 Class AX Shares, 1,319,066 Class TX Shares and 1,203,025 Class IX Shares, 2,707,306 Class I Shares, 555,074 Class T Shares, 275,596 Class D Shares and 4,362 Class S Shares) in the Offerings for aggregate net proceeds of $231,691,080. As of December 31, 2020, the Company had sold 6,387,089 shares of its common stock (consisting of 3,450,361 Class AX Shares, 1,472,875 Class TX Shares, 1,218,108 Class IX Shares, 160,013 Class I Shares, 44,884 Class T Shares, 39,281 Class D Shares and 1,567 Class S Shares) in the Offerings for aggregate net proceeds of $156,649,126.

Distributions

The Company’s board of directors has authorized, and the Company has declared, distributions through August 31, 2020 in an amount equal to $0.004253787, and for the period September 1, 2020 through April 1, 2022 in an amount equal to $0.004234973 per day (or approximately $1.55 on an annual basis) per each share of common stock, less, for holders of certain classes of shares, the distribution fees that are payable with respect to such classes of shares as further described in the applicable prospectus. The distributions are payable by the 5th business day following each month end to stockholders of record at the close of business each day during the prior month.

To ensure that the Company has sufficient funds to cover cash distributions authorized and declared during the Initial Offering, the Company and CFI entered into a distribution support agreement, as amended (the “Distribution Support Agreement”). The terms of the agreement provide that in the event that cash distributions exceed modified funds from operations (“MFFO”), defined as a supplemental measure to reflect the operating performance of a non-traded REIT, for any calendar quarter through the termination of the Primary Offering, CFI shall purchase Class IX Shares from the Company in an amount equal to the distribution shortfall, up to $5 million (less the $2.0 million of shares purchased by CFI in order to satisfy the Minimum Offering Requirement). On August 10, 2020, the Company and CFI entered into Second Amended and Restated Distribution Support Agreement (the “Amended Distribution Support Agreement”) to ensure that the Company has a sufficient amount of funds to pay cash distributions to stockholders during the Follow-On Offering. Pursuant to the Amended Distribution Support Agreement, in the event that cash distributions exceed MFFO, CFI will purchase Class I Shares from the Company in the Follow-On Offering in an amount equal to the distribution shortfall, up to $5 million (less the $2.0 million of shares purchased by CFI in order to satisfy the Minimum Offering Requirement and any shares purchased by CFI pursuant to the Distribution Support Agreement in the Initial Offering). As of December 31, 2021, CFI’s remaining obligation pursuant to the Amended Distribution Support Agreement is limited to $1,867,720.

As of December 31, 2021, and December 31, 2020, the Company has declared distributions of $30,781,216 and $19,102,079, respectively, of which $1,210,652 and $809,365, respectively, was unpaid as of the respective reporting dates and has been recorded as distributions payable on the accompanying consolidated balance sheets. All of the unpaid distributions as of December 31, 2021, and December 31, 2020 were paid during January 2022 and January 2021, respectively. As of December 31, 2021 and December 31, 2020, distributions reinvested pursuant to the Company’s DRP were $10,252,165 and $6,464,069, respectively.

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

CANTOR FITZGERALD INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the year ended December 31, 2021, the Company repurchased 327,261 shares in the amount of $7,980,257. During the year ended December 31, 2020, the Company repurchased 214,043 shares in the amount of $5,061,011.

Non-controlling Interest

Special Unit Holder

The Special Unit Holder has invested $1,000 in the Operating Partnership, and has been issued a special class of limited partnership units as part of the overall consideration for the services to be provided by the Advisor. In addition, the Special Unit Holder is entitled to receive a performance participation distribution from the Operating Partnership, subject to certain terms and calculations as defined within the amended Operating Partnership agreement. Such allocation (the “Performance Participation Allocation”) is paid in cash annually and accrued monthly. As of December 31, 2021, the Special Unit Holder is entitled to $4,679,996 pursuant to the Performance Participation Allocation. The Performance Participation Allocation has been included as a component of Distributions payable on the accompanying consolidated balance sheet. The Special Unit Holder investment in the Operating Partnership, including the Performance Participation Allocation, have been recorded as components of Non-controlling interests in subsidiaries on the consolidated balance sheets as of December 31, 2021 and December 31, 2020, respectively.

GSR Interest in the SF Property SPE

Based on the Company’s consolidation analysis, which was performed in accordance with ASC 810 as described in the “Variable Interest Entities” section of Note 2 — Summary of Significant Accounting Policies, management has determined that the Company is the primary beneficiary of the SF Property SPE. Accordingly, the Company has consolidated the SF Property SPE. As of December 31, 2021, the Company’s ownership interest in the SF Property SPE was 75%, and GSR’s interest was 25%. GSR’s total ownership interest of $2,869,350 has been recorded as a component of Non-controlling interests in subsidiaries on the Company’s consolidated balance sheet as of December 31, 2021.

Non-controlling interest in Keller Property SPE

Based on the Company’s consolidation analysis, which was performed in accordance with ASC 810 as described in the “Variable Interest Entities” section of Note 2 — Summary of Significant Accounting Policies, management has determined that the Company is the primary beneficiary of the Keller Property SPE. Accordingly, the Company has consolidated the Keller Property SPE. As of December 31, 2021, the Company’s ownership interest in the Keller Property SPE was 77.85%, and other parties’ interest was 22.15%. The other parties’ total ownership interest of $5,572,053 has been recorded as a component of Non-controlling interests in subsidiaries on the Company’s consolidated balance sheet as of December 31, 2021.

Non-controlling interest in Summerfield DST

Based on the Company’s consolidation analysis, which was performed in accordance with ASC 810 as described in the “Variable Interest Entities” section of Note 2 — Summary of Significant Accounting Policies, management has determined that the Company is the primary beneficiary of the Summerfield DST. Accordingly, the Company has consolidated the Summerfield DST. As of December 31, 2021, the Company’s ownership interest in the Summerfield DST was 25%, and other parties’ interest was 75%. The other parties’ total ownership interest of $31,260,194 has been recorded as a component of Non-controlling interests in subsidiaries on the Company’s consolidated balance sheet as of December 31, 2021.

In connection with the acquisition of the Summerfield Property, a wholly owned subsidiary of the Operating Partnership entered a joint venture (the “Summerfield MT JV”) between the wholly owned subsidiary of the Operating Partnership and affiliates of Hamilton Zanze (“HZ”). As of December 31, 2021, the Company’s ownership interest in the Summerfield MT JV was 90%, and HZ’s interest was 10%. HZ’s total ownership interest of $94,383 has been recorded as a component of Non-controlling interests in subsidiaries on the Company’s consolidated balance sheet as of December 31, 2021.

Non-controlling interest in Valencia DST

Based on the Company’s consolidation analysis, which was performed in accordance with ASC 810 as described in the “Variable Interest Entities” section of Note 2 — Summary of Significant Accounting Policies, management has determined that the Company is the primary beneficiary of the Valencia DST. Accordingly, the Company has consolidated the Valencia DST. As of December 31, 2021, the Company’s ownership interest in the Valencia DST was 10% and other parties’ interest was 90%. The other parties’ total ownership interest of $34,785,590 has been recorded as a component of Non-controlling interests in subsidiaries on the Company’s consolidated balance sheet as of December 31, 2021.

CANTOR FITZGERALD INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Non-controlling interest in Kacey DST

Based on the Company’s consolidation analysis, which was performed in accordance with ASC 810 as described in the “Variable Interest Entities” section of Note 2 — Summary of Significant Accounting Policies, management has determined that the Company is the primary beneficiary of the Kacey DST. Accordingly, the Company has consolidated the Kacey DST. As of December 31, 2021, the Company’s ownership interest in the Kacey DST was 10% and other parties’ interest was 90%. The other parties’ total ownership interest of $24,849,959 has been recorded as a component of Non-controlling interests in subsidiaries on the Company’s consolidated balance sheet as of December 31, 2021.

In connection with the acquisition of the Kacey Property, a wholly owned subsidiary of the Operating Partnership entered a joint venture (the “Kacey MT JV”) between the wholly owned subsidiary of the Operating Partnership and affiliates of CAF Capital Partners (“CAF”). As of December 31, 2021, the Company’s ownership interest in the Kacey MT JV was 92.5%, and CAF’s interest was 7.5%. CAF’s total ownership interest of $98,712 has been recorded as a component of Non-controlling interests in subsidiaries on the Company’s consolidated balance sheet as of December 31, 2021.

Non-controlling interest in Industry DST

Based on the Company’s consolidation analysis, which was performed in accordance with ASC 810 as described in the “Variable Interest Entities” section of Note 2 — Summary of Significant Accounting Policies, management has determined that the Company is the primary beneficiary of the Industry DST. Accordingly, the Company has consolidated the Industry DST. As of December 31, 2021, the Company’s ownership interest in the Industry DST was 10% and other parties’ interest was 90%. The other parties’ total ownership interest of $35,743,894 has been recorded as a component of Non-controlling interests in subsidiaries on the Company’s consolidated balance sheet as of December 31, 2021.

In connection with the acquisition of the Industry Property, a wholly owned subsidiary of the Operating partnership entered a joint venture (the “Industry MT JV”) between the wholly owned subsidiary of the Operating Partnership and affiliates of BH Equities, LLC (“BH”). As of December 31, 2021, the Company’s ownership interest in the Industry MT JV was 90% and BH’s interest was 10%. BH’s total ownership interest of $92,321 has been recorded as a component of Non-controlling interests in subsidiaries on the Company’s consolidated balance sheet as of December 31, 2021.

Non-controlling interest in CF Net Lease Portfolio IV DST

On November 23, 2021, the Company, through the Operating Partnership and CF Net Lease Portfolio IV DST (the “DST”) entered into a managing broker-dealer agreement, (the “DST Dealer Manager Agreement”), with the Dealer Manager, pursuant to which the Dealer Manager agreed to conduct a private placement offering, (the “DST Offering”), of up to $21,620,000 of the DST’s beneficial interests representing 100% of the interests to third party investors on a “best efforts” basis. As of December 31, 2021, the DST has received gross proceeds of $18,169,799 from the DST Offering.

Based on the Company’s consolidation analysis, which was performed in accordance with ASC 810 as described in the “Variable Interest Entities” section of Note 2 — Summary of Significant Accounting Policies, management has determined that the Company is the primary beneficiary of the DST. Accordingly, the Company has consolidated the DST. As of December 31, 2021, the Company’s ownership interest in the DST was 15.96% and other parties’ interest was 84.04%. The other parties’ total ownership interest of $14,332,369 has been recorded as a component of Non-controlling interests in subsidiaries on the Company’s consolidated balance sheet as of December 31, 2021.

Note 9 – Related Party Transactions

Keller Property SPE

During the year ended December 31, 2021, the Company, through the Operating Partnership entered the Keller Member JV, with an affiliate of CFI, CF Keller Holdings LLC (the “Keller Holdings”), to indirectly acquire 97% interests in the Keller Property for a purchase price of $56,500,000. The Company owns 80.26% interests and Keller Holdings owns 19.74% interests in the Keller Member JV. The remaining 3% interests in the Keller Property is owned by CAF, an unrelated third party. As of December 31, 2021, the Company’s interest in the Keller Property SPE was 77.85%. As of December 31, 2021 the Company has consolidated the Keller Property SPE in accordance with ASC 810 as described in the “Variable Interest Entities” section of Note 2 — Summary of Significant Accounting Policies.

Summerfield DST Interests

During the year ended December 31, 2021, the Company, through the Operating Partnership, entered into an agreement with Cantor Realty Fund III, LLC (“Cantor Realty Fund III”), an affiliate of CFI, to acquire 25% of the Summerfield DST interests in the Summerfield Property through CF Summerfield DST Holder, LLC (the “Summerfield DST Holder”) for a purchase price of $115,500,000, exclusive of closing costs. As of December 31, 2021, the Company purchased additional interests of $2,611,899 in the Summerfield DST Holder increasing the Company’s ownership interest to 100%. As of December 31, 2021, the remaining 75% of the Summerfield DST interests were held by third party investors through a syndicated offering. As of December 31, 2021, the Company has a controlling interest in the Summerfield DST and the Company has consolidated the Summerfield DST in accordance with ASC 810 as described in the “Variable Interest Entities” section of Note 2 — Summary of Significant Accounting Policies.

CANTOR FITZGERALD INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In May 2021, the sponsor of the Summerfield DST initiated an offering to syndicate its interest to third party investors. As of December 31, 2021, the Summerfield DST has received proceeds of $35,239,483 from the syndication, $34,819,034 of which have been distributed in accordance with the preference defined in the operating agreement. The remaining syndication proceeds of $420,449 to be distributed has been recorded within distribution payable in the accompanying consolidated balance sheet.

Madison Ave Property SPE

During the year ended December 31, 2021, the Company, through the Operating Partnership, acquired, together with a subsidiary of CFI, the Madison Ave Property for a purchase price of $30,800,000, exclusive of closing costs. As of December 31, 2021, the Company’s interest in the Madison Ave Property SPE is 100%. As of December 31, 2021, the Company has consolidated the Madison Ave Property SPE in accordance with ASC 810 as described in the “Variable Interest Entities” section of Note 2 — Summary of Significant Accounting Policies.

Valencia DST Interest

During the year ended December 31, 2021, the Company, through the Operating Partnership, entered into an agreement with an affiliate of CFI, CF Valencia Life Sciences Depositor, LLC (the “Valencia Depositor”), to acquire the Valencia DST for a purchase price of $92,000,000, exclusive of closing costs. As of December 31, 2021, the Operating Partnership owns 10% of the interests in the Valencia DST and Valencia Depositor owns the remaining 90% of interests in the Valencia DST. As of December 31, 2021, the Company has a controlling interest in the Valencia DST and the Company has consolidated the Valencia DST in accordance with ASC 810 as described in the “Variable Interest Entities” section of Note 2 — Summary of Significant Accounting Policies.

Kacey DST Interest

During the year ended December 31, 2021, the Company, through the Operating Partnership, together with CFI and Cantor Realty Fund III, LLC, an affiliate of CFI, acquired interests in a Delaware Statutory Trust, the Kacey DST which purchased the Kacey Property for a purchase price of $67,000,000, exclusive of closing costs. As of December 31, 2021, the Company, through CF Kacey DST Holder, LLC (the “Kacey DST Holder”) owns 10% of interests in the Kacey DST. As of December 31, 2021, the remaining 90% of the Kacey DST interests were held by CF Kacey Depositor, LLC. As of December 31, 2021, the Company has a controlling interest in the Kacey DST and the Company has consolidated the Kacey DST in accordance with ASC 810 as described in the “Variable Interest Entities” section of Note 2 — Summary of Significant Accounting Policies.

Industry DST Interest

During the year ended December 31, 2021, the Company, together with CFI and Cantor Realty Fund III, LLC, an affiliate of CFI, acquired interests in a Delaware Statutory Trust, the Industry DST which purchased the Industry Property for a purchase price of $81.0 million, exclusive of closing costs. As of December 31, 2021, the Company, through CF Industry DST Holder, LLC (the “Industry DST Holder”) owns 10% of the interests in the Industry DST. As of December 31, 2021, the remaining 90% of the Industry DST interests were held by CF Industry Depositor, LLC. As of December 31, 2021, the Company has a controlling interest in the Industry DST and the Company has consolidated the Industry DST in accordance with ASC 810 as described in the “Variable Interest Entities” section of Note 2 — Summary of Significant Accounting Policies.

CF Net Lease Portfolio IV DST Offering

On November 23, 2021, the Company, through the Operating Partnership entered into the DST Dealer Manager Agreement, with the Dealer Manager for the DST Offering, pursuant to which the DST Dealer Manager agreed to conduct the DST Offering.

Amended DST Trust Agreement

In connection with the DST Offering, on November 23, 2021, CF Net Lease Portfolio Depositor, the Operating Partnership, CF Net Lease Portfolio Manager IV, LLC (the “DST Manager”), and Delaware Trust Company entered into an amended and restated trust agreement of CF Net Lease Portfolio IV DST, (the “Amended DST Trust Agreement”). The DST Manager will continue to be engaged to act as the manager of the DST.

CANTOR FITZGERALD INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Station DST Interests

During the year ended December 31, 2021, the Company, through the Operating Partnership, acquired the Station Interests in the Station DST, a Delaware statutory trust, which is controlled and managed by CFI, for a purchase price of $7,573,700. As of December 31, 2021, the Company’s interest in the Station DST was 15%. The Company accounts for its investment in the Station DST under the equity method of accounting, as described in “Note 6—Investment in Real Estate-Related Assets”.

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

Fees and Expenses

The Company and the Advisor entered into an amended and restated advisory agreement, dated as of June 29, 2018, as amended by amendment no. 1 (“Amendment No. 1”) to amended and restated advisory agreement, dated and effective as of September 28, 2019 (the “Advisory Agreement”). On June 26, 2019, the Company’s board of directors approved the renewal of the Advisory Agreement upon terms identical to those in effect for an additional one-year term commencing on June 29, 2019 through June 29, 2020. The purpose of Amendment No. 1 was to amend the monthly asset management fee from one-twelfth of 1.25% of the cost of the Company’s investments at the end of the month to one twelfth of 1.20% of the Company’s most recently disclosed NAV. On August 10, 2020, the Company entered into the Second Amended and Restated Advisory Agreement (the “Amended Advisory Agreement”) with the Advisor and the Operating Partnership. Under the Amended Advisory Agreement, acquisition and disposition fees, including specified property management and oversight fees and refinancing coordination fees, previously payable to the Advisor under the prior advisory agreement were eliminated, although the Advisor continues to be entitled to reimbursement for acquisition and disposition expenses. Under the Amended Advisory Agreement, the Advisor will continue to be paid a fixed asset management fee equal to 1.20% of NAV per annum payable monthly. Further, under the Amended Advisory Agreement, the 1% Cap for reimbursement will be calculated based on 1% of gross offering proceeds from all of the Company’s public offerings (including the Initial Offering) as of such payment date. On August 10, 2021, the Amended Advisory Agreement was renewed for an additional one-year term through August 10, 2022, upon terms identical to those in effect. Pursuant to the Amended Advisory Agreement, and subject to certain restrictions and limitations, the Advisor is responsible for managing the Company's affairs on a day-to-day basis and for identifying, originating, acquiring and managing investments on behalf of the Company. For providing such services, the Advisor receives the following fees and reimbursements from the Company.

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

CANTOR FITZGERALD INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2021, and December 31, 2020, the Advisor had incurred 11,460,817 and $9,946,509, respectively, of O&O Costs (other than upfront selling commissions, dealer manager fees and distribution fees) on behalf of the Company. The amount of the Company’s obligation is limited to the 1% Cap less any reimbursement payments made by the Company to the Advisor for O&O Costs incurred, which, at December 31, 2021 and December 31, 2020, is $100,391 and $312,284, respectively, and is included within Due to related parties in the accompanying consolidated balance sheets. As of December 31, 2021, and December 31, 2020, organizational costs of $90,675 and $90,675, respectively, were expensed and offering costs of $2,314,366 and $1,551,287, respectively, were charged to stockholders’ equity. As of December 31, 2021, and December 31, 2020, the Company has made reimbursement payments of $2,304,650 and $1,329,678, respectively, to the Advisor for O&O Costs incurred. As of December 31, 2021, the Advisor has continued to pay all O&O Costs on behalf of the Company.

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

For the years ended December 31, 2021 and December 31, 2020, the Company incurred asset management fees of $2,166,136 and $1,663,624, respectively. The asset management fee related to the month of December 2021 of $223,602 is unpaid as of December 31, 2021 and has been included within Due to related parties on the consolidated balance sheet. The amount of asset management fees incurred by the Company during the applicable period is included in the calculation of the limitation of operating expenses pursuant to the 2%/25% Guidelines (as defined and described below).

Other Operating Expenses. Effective April 1, 2018, the Advisory Agreement (i) includes limitations with regards to the incurrence of and additional limitations on reimbursements of operating expenses and (ii) clarifies the reimbursement and expense timing and procedures, including potential reimbursement of unreimbursed operating expenses.

Pursuant to the terms of the Advisory Agreement (which subsequently were incorporated into the Amended Advisory Agreement as defined above), the Company is obligated to reimburse the Advisor for certain operating expenses. Beginning October 1, 2018, the Company was subject to the limitation that it generally may not reimburse the Advisor for any amounts by which the total operating expenses at the end of the four preceding fiscal quarters exceeds the greater of (i) 2% of average invested assets (as defined in the Advisory Agreement) and (ii) 25% of net income other than any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of investments for that period (the “2%/25% Guidelines”). If the Company’s independent directors determine that all or a portion of such amounts in excess of the limitation are justified based on certain factors, the Company may reimburse amounts in excess of the limitation to the Advisor. In addition, beginning on October 1, 2018, the Company may request any operating expenses that were previously reimbursed to the Advisor in prior or future periods in excess of the limitation to be remitted back to the Company. The Company reimbursed $1,004,539 of the operating expense reimbursement obligation to the Advisor in January 2019. As of December 31, 2021, the Company has accrued but not reimbursed $1,234,253 in operating expenses pursuant to the Advisory Agreement, which represents the current operating expense reimbursement obligation to the Advisor.

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

CANTOR FITZGERALD INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of December 31, 2021, the total amount of unreimbursed operating expenses was $12,728,245. This includes operating expenses incurred by the Advisor on the Company’s behalf which have not been invoiced to the Company and also amounts invoiced to the Company by the Advisor but not yet reimbursed (“Unreimbursed Operating Expenses”). The amount of operating expenses incurred by the Advisor during the year ended December 31, 2021 which were not invoiced to the Company amounted to $1,659,279.

Property Management Fees. If the Company will engage the Advisor or an affiliate to serve as a property manager with respect to a particular property, the Company will generally pay market rate property management fees. For the years ended December 31, 2021 and December 31, 2020, the Company incurred property management fees of $676,908 and $145,547, respectively. The property management fee incurred during the month of December 2021 of $63,873 was unpaid as of December 31, 2021 and has been included within Due to related parties on the consolidated balance sheet.

Leasing Commissions. If the Advisor or an affiliate is the Company’s primary leasing agent, then the Company will pay customary leasing fees in amount that is usual and customary in that geographic area for that type of property. As of December 31, 2021, and December 31, 2020, no such amounts have been incurred by the Company.

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

As of December 31, 2021, the likelihood, probability and timing of each of the possible occurrences or events listed in the preceding sentences (i) and (ii) in the above paragraph are individually and collectively uncertain. Additionally, whether or not the Company will have fully invested the proceeds from Initial Offering and also whether the Company’s stockholders will have received, or are deemed to have received, in the aggregate, cumulative distributions equal to their invested capital plus a 6% cumulative, non-compound annual pre-tax return on such invested capital at the time of any such occurrence or event is also uncertain. As of December 31, 2021, and December 31, 2020, CFI has paid Sponsor Support totaling $5,374,526 and $5,374,526, respectively, which will be subject to reimbursement by the Company to CFI in the event of these highly conditional circumstances.

CANTOR FITZGERALD INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following summarizes the fees payable to the Dealer Manager:

Distribution Fees. Under the Dealer Manager Agreements, distribution fees are payable to the Dealer Manager with respect to the Company’s Class TX Shares, Class T Shares, Class S Shares and Class D Shares, all or a portion of which may be re-allowed by the Dealer Manager to participating broker-dealers. Under the IPO Dealer Manager Agreement, the distribution fees for Class TX Shares accrue daily and are calculated on outstanding Class TX Shares issued in the Primary Offering in an amount equal to 1.0% per annum of (i) the gross offering price per Class TX Share in the Primary Offering, or (ii) if the Company is no longer offering Class TX Shares in a public offering, the most recently published per share NAV of Class TX Shares. Under the Follow-On Dealer Manager Agreement, the Company has agreed to pay the Dealer Manager (a) with respect to the Class T Shares and Class S Shares, a distribution fee in an annual amount equal to 0.85% of the aggregate NAV of the outstanding Class T Shares and Class S Shares, as applicable, and (b) with respect to the Class D Shares, a distribution fee in an annual amount equal to 0.25% of the aggregate NAV of the outstanding Class D Shares. The distribution fees are payable monthly in arrears and are paid on a continuous basis from year to year. For the years ended December 31, 2021 and December 31, 2020, the Company paid distribution fees of $354,932 and $302,031, respectively. As of December 31, 2021 and December 31, 2020, the Company has incurred a liability of $267,284 and $734,830, respectively, which is included within Due to related parties on the consolidated balance sheets, $34,119 and $26,686, respectively, of which was due as of December 31, 2021 and December 31, 2020 and paid during January 2022 and January 2021, respectively.

Selling Commissions. Selling commissions payable to the Dealer Manager in the Initial Offering consisted of (i) up to 1% of gross offering proceeds paid by CFI for Class AX Shares and Class TX Shares and, (ii) up to 5% and 2% of gross offering proceeds from the sale of Class AX Shares and Class TX Shares, respectively. No selling commissions were payable with respect to Class IX Shares. Selling commissions in the Follow-On Offering consist of 3% and 3.5% of gross offering proceeds from the sale of Class T Shares and Class S Shares, respectively. All or a portion of such selling commissions may be re-allowed to participating broker-dealers. No selling commissions will be payable with respect to Class D and Class I shares. For the years ended December 31, 2021 and December 31, 2020, the Company incurred $341,640 and $646,770 of selling commissions, respectively, which is included within Additional paid-in capital on the consolidated balance sheets. At December 31, 2021 and December 31, 2020, $1,182,925 and $1,182,925 of Sponsor Support, respectively, has been recorded and $1,182,925 and $1,182,925, respectively, has been reimbursed by CFI. No Sponsor Support payment was due at December 31, 2021, as Sponsor Support ended with the termination of the Primary Offering.

Dealer Manager Fees. Dealer manager fees payable to the Dealer Manager in the Initial Offering consisted of up to 3.0% of gross offering proceeds from the sale of Class AX Shares and Class TX Shares sold in the Primary Offering and up to 1.5% of gross offering proceeds from the sale of Class IX Shares sold in the Primary Offering, all of which were paid by CFI. A portion of such dealer manager fees may be re-allowed to participating broker-dealers as a marketing fee. Dealer Manager fees payable to the Dealer Manager in the Follow-On Offering consist of up to 0.5% of gross offering proceeds from the sale of Class T Shares sold in the primary portion of the Follow-On Offering. No dealer manager fees will be payable with respect to Class S Shares, Class D Shares and Class I Shares. For the years ended December 31, 2021 and December 31, 2020, the Company recorded $61,908 and $530,894 of dealer manager fees, respectively, which is included within Additional paid-in capital on the consolidated balance sheets. As of December 31, 2021, and December 31, 2020, all of the Sponsor Support related to dealer manager fees has been recorded and $4,191,601 and $4,191,601, respectively, has been reimbursed by CFI. No Sponsor Support payment was due at December 31, 2021, as Sponsor Support ended with the termination of the Primary Offering.

CANTOR FITZGERALD INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the above mentioned fees and expenses incurred by the Company and amounts of investment funding due by the Company for the year ended December 31, 2021:

		Due to related parties as of	Year ended December 31, 2021		Due to related parties as of
Type of Fee or Reimbursement	Financial Statement Location	December 31, 2020	Incurred	Paid	December 31, 2021
Management Fees
Asset management fees	Management fees	$150,028	$2,166,136	$2,092,562	$223,602
Property management and oversight fees	Management fees	37,055	676,908	650,090	63,873
Organization, Offering and Operating Expense Reimbursements
Operating expenses(1)	General and administrative expenses	204,253	1,030,000	—	1,234,253
Organization expenses(2)	General and administrative expenses	17,879	—	17,879	—
Admin Fees(2)	General and administrative expenses	—	18,000	—	18,000
Offering costs(2)	Additional paid-in capital	294,405	763,027	957,041	100,391
Commissions and Fees
Selling commissions and dealer manager fees, net	Additional paid-in capital	—	403,547	403,547	—
Distribution fees(3)	Additional paid-in capital	734,830	(112,614)	354,932	267,284
Investment Funding
Distribution due(4)	Additional paid-in capital	—	—	—	202,430
Total		$1,438,450	$4,945,004	$4,476,051	$2,109,833

Note:    (1) As of December 31, 2021, the Advisor has incurred, on behalf of the Company, a total of $12,728,245 in Unreimbursed Operating Expenses, including a total of $1,659,279 for the year ended December 31, 2021 for which the Advisor has not invoiced the Company for reimbursement. The total amount of Unreimbursed Operating Expenses may, in future periods, be subject to reimbursement by the Company pursuant to the terms of the Advisory Agreement.

(2) As of December 31, 2021, the Advisor has incurred, on behalf of the Company, a total of $11,460,817 of O&O Costs, of which the Company’s obligation is limited to $100,391, pursuant to the 1% Cap.

(3) The incurred amount reflects the change in accrual.

        (4) Reflects distribution amount owed by the Company to the CF Keller Holdings LLC.

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

As of December 31, 2021, CFI has invested $4,782,281 in the Company through the purchase of 191,337 shares (8,180 Class AX Shares for an aggregate purchase price of $200,001 and 183,157 Class IX Shares for an aggregate purchase price of $4,582,280). CFI purchased 125,157 of the Class IX Shares in the amount of $3,132,280 pursuant to the Distribution Support Agreement, which provides that in certain circumstances where the Company’s cash distributions exceed the Company’s modified funds from operations, CFI will purchase up to $5.0 million of Class IX Shares (including the $2.0 million of shares purchased in order to satisfy the Minimum Offering Requirement) at the then current offering price per Class IX Share net of dealer manager fees to provide additional cash to support distributions to the Company’s stockholders. On August 10, 2020, the Company and CFI entered into the Amended Distribution Support Agreement to ensure that the Company has a sufficient amount of funds to pay cash distributions to stockholders during the Follow-On Offering. Pursuant to the Amended Distribution Support Agreement, in the event that cash distributions exceed MFFO, CFI will purchase Class I Shares from the Company in the Follow-On Offering in an amount equal to the distribution shortfall, up to $5 million (less the $2.0 million of shares purchased by CFI in order to satisfy the Minimum Offering Requirement and any shares purchased by CFI pursuant to the Distribution Support Agreement in the Initial Offering).

CANTOR FITZGERALD INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Sponsor Support

The Company’s sponsor, CFI, is a Delaware limited liability company and an affiliate of CFLP. CFI has paid a portion of selling commissions and all of the dealer manager fees, up to a total of 4% of gross offering proceeds from the sale of Class AX Shares and Class TX Shares, as well as 1.5% of gross offering proceeds from the sale of Class IX Shares, incurred in connection with the Initial Offering. The Company will reimburse such expenses (i) immediately prior to or upon the occurrence of a liquidity event, including (A) the listing of the Company’s common stock on a national securities exchange or (B) a merger, consolidation or a sale of substantially all of the Company’s assets or any similar transaction or any transaction pursuant to which a majority of the Company’s board of directors then in office are replaced or removed, or (ii) upon the termination of the Amended Advisory Agreement by the Company or by the Advisor. In each such case, the Company only will reimburse CFI after the Company has fully invested the proceeds from the Initial Offering and the Company’s stockholders have received, or are deemed to have received, in the aggregate, cumulative distributions equal to their invested capital plus a 6% cumulative, non-compounded annual pre-tax return on such invested capital. As of December 31, 2021, CFI has paid Sponsor Support totaling $5,374,526.

Note 10 - Variable Interest Entities

As of December 31, 2021, and December 31, 2020, certain VIEs have been identified. In regard to the Company’s investment in the SF Property, the Keller Property, the Summerfield Property, the Valencia Property, the Kacey Property, the DST, and the Industry Property, the Company has determined itself to be the primary beneficiary because the Company has a significant variable interest in and control over the SF Property, Keller Property, and a controlling interest in the Summerfield Property, the Valencia Property, the Kacey Property, the DST and the Industry Property. Therefore, the Company has consolidated the SF Property, the Keller Property, the Summerfield Property, the Valencia Property, the Kacey Property, the DST and the Industry Property. In regard to the Company’s investment in the Station DST, the Company has determined itself not to be the primary beneficiary, because the Company does not have a significant variable interest in and control over the Station DST. Therefore, the Company has not consolidated the Station DST. The Company’s maximum exposure to loss from its interest in an unconsolidated VIE as of December 31, 2021 is $7,058,326, related to its investment in a real estate-related asset, the Station DST. Refer to Note 6 - Investments in Real Estate-Related Assets for additional information.

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

For lessees, the lease accounting standard ASC 842, Leases requires the lessee to recognize the assets and liabilities that arise from the leases. A lessee can classify a lease as either a finance lease or operating lease based on meeting certain criteria under ASC 842. In connection with the accounting standard, the Company is required to determine the incremental borrowing rate that is used as the discount rate in calculating the present value of lease payments for the duration of the lease term to measure the lease asset, Right-of-Use Asset (“ROU”) and lease liability. Given the extended lease term, estimating the incremental borrowing rate requires significant judgment from the Company. The Company has determined that the two ground leases qualify as operating leases. As of December 31, 2021 and December 31, 2020, the Company has $16,466,271 of ROU and $0, respectively and $16,466,271 and $0 lease liability, respectively. Under the new guidance, for the year ended of December 31, 2021, the Company has recognized lease expense of $272,166, and is included within the accompanying consolidated statements of operations.

CANTOR FITZGERALD INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table reflects the base cash rental payments due from the Company as of December 31, 2021:

Year	Future Base Rent Payments
2022	653,198
2023	653,198
2024	653,198
2025	653,198
2026	653,198
Thereafter	35,900,353
Total	$39,166,343

Litigation and Regulatory Matters

As of December 31, 2021 and December 31, 2020, the Company was not subject to litigation nor was the Company aware of any material litigation pending against it. The Company has entered into customary guaranty agreements (the “Guaranty Agreements”) in connection with the financing of certain specific investments, including the acquisition of the GR Property, the FM Property, the Buchanan Property, the CO Property, and the Summerfield Property as further described in Note 7 — Loans Payable. Pursuant to the Guaranty Agreements, the Company has guaranteed any losses or liabilities that the lenders may incur as a result of the occurrence of certain enumerated bad acts as defined in the Guaranty Agreements. The Company has also guaranteed the repayment of obligations and indebtedness due to the lenders upon the occurrence of certain enumerated events as defined in the Guaranty Agreements. Additionally, in regards to the GR Property, the FM Property, the Buchanan Property, the CO Property, and the Summerfield Property the Company has also agreed to indemnify the lenders against certain environmental liabilities.

As of December 31, 2021, the Company’s liability under these arrangements is not quantifiable and the potential for the Company to be required to make payments under the Guaranty Agreements is remote.  Accordingly, no contingent liability is recorded in the Company’s consolidated balance sheet for these arrangements.

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

Additionally, the full extent of the impact and effects of the ongoing outbreak of the coronavirus (COVID-19) on the future financial performance of the Company, as a whole, and, specifically, on its investments, lessees of real estate properties owned and borrowers on its loan and preferred equity interests, are uncertain at this time. The impact will depend on future developments, including, among other factors, the duration and spread of the outbreak, along with related travel advisories and restrictions, the recovery time of the disrupted supply chains, the consequential staff shortages, and production delays, and the uncertainty with respect to the accessibility of additional liquidity or to the capital markets. COVID-19 and the current financial, economic and capital markets environment, and future developments in these and other areas, present uncertainty and risk with respect to the Company’s performance, financial condition, results of operations and cash flows.

CANTOR FITZGERALD INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company is currently operating in a period of economic uncertainty and capital markets disruption, which has been significantly impacted by geopolitical instability due to the ongoing military conflict between Russia and Ukraine. U.S. and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the start of the military conflict between Russia and Ukraine. On February 24, 2022, a full-scale military invasion of Ukraine by Russian troops was reported. Although the length and impact of the ongoing military conflict is highly unpredictable, the conflict in Ukraine could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions. The Company is continuing to monitor the situation in Ukraine and globally and assessing its potential impact on the Company’s business. Russian military actions and the resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets, potentially making it more difficult for the Company to obtain additional funds. Any of the abovementioned factors could affect the Company’s business, prospects, financial condition, and operating results. The extent and duration of the military action, sanctions and resulting market disruptions are impossible to predict, but could be substantial. Any such disruptions may also magnify the impact of other risks described in this Annual Report on Form 10-K.

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

The following describes the methods the Company uses to estimate the fair value of the Company’s financial assets and liabilities:

Investment in real estate, net — The fair value is estimated by utilizing the income approach to value, using a direct capitalization analysis and discounted cash flow analysis, as well as a sales comparison approach where deemed applicable. As of December 31, 2021, and December 31, 2020, the estimated fair value of the Company’s Investment in real estate, net was $718,790,000 and $179,370,000, respectively. The Company has not elected the fair value option to account for its Investment in real estate, net.

Investments in real estate-related assets — The fair value of the Pennsylvania SPE and the Illinois SPE is estimated by discounting the expected cash flows based on the market interest and preferred return rates for similar loans and preferred equity investments to the Company’s investments. The fair value of the Company’s interest in the Station DST was based upon the Station DST Property appraisal, the fair market value of the mortgage loan encumbering the Station DST Property as of December 31, 2021, and the other tangible assets and liabilities of the Station DST such as cash and reserves, each reflecting the Company’s ownership interest in the Station DST (15%). As of December 31, 2021, and December 31, 2020, the estimated fair value of the Company’s Investments in real estate-related assets was $35,121,327 and $32,738,630 respectively. The Company has not elected the fair value option to account for its Investments in real estate-related assets.

Loans payable — The fair value is estimated by discounting the expected cash flows based on estimated borrowing rates available to the Company as of the measurement date. The current period liabilities’ carrying and fair values exclude net deferred financing costs. These financial instruments are valued using Level 2 inputs. As of December 31, 2021 and December 31, 2020, the estimated fair value of the Company’s loans payable was $357,212,043 and $86,521,068, respectively (excluding deferred financing costs). The Company has not elected the fair value option, and as such has accounted for its debt using the amortized cost method.

CANTOR FITZGERALD INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Additionally, in conjunction with the Keller Loan, the Company entered into an interest rate cap agreement for a notional amount of $31,277,000. See Note 7 – Loans Payable for further details. The fair value of this interest rate cap is insignificant and is included with other assets on the consolidated balance sheet as of December 31, 2021.

The table below presents the fair value of the Company’s derivative financial instrument as well as its classification on the consolidated balance sheet as of December 31, 2021 and December 30, 2021

	Balance Sheet Location	December 31, 2021	December 31, 2020
Derivatives designated as hedging instruments:
Interest rate “pay-fixed” swap	Derivative liabilities, at fair value	$157,709	$—

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

The changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive loss (“AOCI”) and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the year ended December 31, 2021, an amount of $318,289 was reclassified into earnings and has been recorded within Interest expense in the accompanying consolidated statement of operations.

As of December 31, 2021 the Company had the following derivatives that were designated as cash flow hedges of interest rate risk:

	December 31, 2021
Interest Rate Derivative	Number of Instruments	Notional Amount
Interest Rate Swaps	1	55,200,000

Non-designated Hedge

These derivatives are used to manage the Company’s exposure to interest rate movements, but do not meet the strict hedge accounting requirements to be classified as hedging instruments or derivatives that the Company has not elected to treat as hedges for purposes of administrative ease. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. The Company recorded an immaterial loss on non-designated hedging relationships as of December 31, 2021. The Company did not have any such derivatives as of December 31, 2020.

CANTOR FITZGERALD INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table details the Company’s interest rate derivative not designated as a hedge.

	December 31, 2021
Interest Rate Derivative	Number of Instruments	Notional Amount
Interest Rate Cap	1	31,277,000

Credit Risk-Related Contingent Features

The agreements the Company has with the Company’s derivative counterparties contain cross-default provisions that could trigger a declaration of default on the Company’s derivative obligations if the Company defaults, or is capable of being declared in default, on certain of the Company’s indebtedness. At December 31, 2021, the Company had not been declared in default on any of its derivative obligations. The estimated fair value of the Company’s derivatives in a net liability position was $40,102 and $0 at December 31, 2021 and December 31, 2020, respectively.

Note 15 – Subsequent Events

CO Property Sublease

The tenant of the CO Property (“Alliance Data Systems”) has subleased all 233,573 rentable square feet of the building located at the CO Property to Upstart Network, Inc. (“Upstart”), an affiliate of Upstart Holdings Inc (NASDAQ: UPST). The terms of the sublease, which commences on or about January 1, 2022, and includes a term of 92 months with renewal rights extending up to the lease maturity of the existing lease. As part of the sublease transaction, Alliance Data Systems will invest approximately $5.8 million into building improvements including a new café, gym, conference areas and employee amenities. Alliance Data Systems will remain as guarantor under the master lease

Mars Petcare – Dry/Cold Storage Facility – Columbus, Ohio

On March 11, 2022, the Company through the Operating Partnership, acquired an industrial dry/cold storage facility (the “Fisher Rd Property”) located in Columbus, OH at a contract purchase price of $58 million, exclusive of closing costs. The property is triple net leased to Mars Petcare, US, Inc.

The Fisher Rd Property was acquired with proceeds from the Offerings of $8.6 million and a $50 million advance on the Citizens Facility.

3596 Alpine Avenue, LLC Lease Extension

On March 14, 2022, the Company, and its indirect, wholly-owned subsidiary, the GR Property SPE, entered into an agreement with Walgreen Co. to extend the non-cancelable term of Walgreen’s lease on the property. The agreement confirms Walgreen’s waiver of a termination option thereby extending the non-cancelable term of the lease by five years to July 31, 2037. In addition, the full term of the lease has been extended by five years to July 31, 2087.

Under the terms of the agreement, Walgreen Co. received $900,000 from the Company in exchange for the waiver of a termination right by the tenant. The GR Property is currently encumbered by a single UBS AG loan with an anticipated repayment date of July 6, 2027. The lease extension increases the Company’s overall portfolio weighted average lease term from 9.2 years to 9.4 years of March 14, 2022.

Common Stock Repurchases

Subsequent to December 31, 2021, the Company received and completed 20 eligible repurchase requests for a total of 40,006 shares in the amount of $1,029,484.

Status of the Offerings

As of March 25, 2022, the Company had sold an aggregate of 11,441,888 shares of its common stock (consisting of 3,610,131 Class AX Shares, 1,132,974 Class TX Shares, 1,209,492 Class IX Shares, 735,856 Class T Shares, 377,559 Class D Shares, 4,363 Class S Shares, and 4,371,513 Class I Shares) in the Offerings resulting in net proceeds of $281,286,956 to the Company as payment for such shares.

CANTOR FITZGERALD INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Distributions

As authorized by the board of directors of the Company, on March 1, 2022, the Company declared the following distributions for each class of the Company’s common stock as rounded to the nearest three decimal places ($1.55 on an annual basis):

Gross Distribution
Class T Shares	$0.1189
Class S Shares	$0.1189
Class D Shares	$0.1189
Class I Shares	$0.1189
Class AX Shares	$0.1189
Class TX Shares	$0.1189
Class IX Shares	$0.1189

The net distributions for each class of common stock (which represents the gross distributions described above less the distribution fee for the applicable class of common stock as described in the Company’s applicable prospectus) are payable to stockholders of record immediately following the close of business on February 28, 2022 and will be paid on or about March 7, 2022. These distributions will be paid in cash or reinvested in shares of the Company’s common stock for stockholders participating in the Company’s distribution reinvestment plan. Some or all of the cash distributions may be paid from sources other than cash flow from operations.