Form 10-K/A
period 2021-12-31
Cantor Fitzgerald Income Trust, Inc.
filed 2022-04-29
CIK 1666244

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K/A
(Amendment No. 1)

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
of the Exchange Act).    YES  ☐    NO  ☒
The aggregate market value of the common stock held by
non-affiliates
of the Registrant: No established market exists for the Registrant’s common stock. As of April 25, 2022, the registrant had 3,632,867 Class AX shares, 1,211,608 Class IX shares, 1,098,623 Class TX shares, 5,035,400 Class I shares, 378,435 Class D shares, 806,788 Class T shares and 5,857 Class S shares of $0.01 par value common stock outstanding.

Auditor Firm Id: 42	Auditor Name: Ernst & Young LLP	Auditor Location: New York, NY, US

EXPLANATORY NOTE
Cantor Fitzgerald Income Trust, Inc. (the “Company,” “we,” “us,” or “our”) is filing this Amendment No. 1 on Form
10-K/A
(this “Amendment No. 1”) to amend our Annual Report on Form
10-K
for the year ended December 31, 2021, originally filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2022 (the “Original Form
10-K”),
to include the information required by Items 10 through 14 of Part III of Form
10-K.
This information was previously omitted from the Original Form
10-K
in reliance on General Instruction G(3) to Form
10-K,
which permits the information in the above-referenced items to be incorporated in the Form
10-K
by reference to our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end.
We are filing this Amendment No. 1 to provide the information required in Part III of Form
10-K
because a definitive proxy statement containing such information will not be filed by us within 120 days after the end of the fiscal year covered by the Form
10-K.
The reference on the cover of the Original Form
10-K
to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Form
10-K
is hereby deleted.
In accordance with Rules
12b-15
and
13a-14
under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have also amended Part IV, Item 15 to include currently dated certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from our principal executive officer and principal financial officer. Because no financial statements have been included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation
S-K,
paragraphs 3, 4 and 5 of the certifications have been omitted. Similarly, because no financial statements have been included in this Amendment No. 1, certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 have been omitted. Except as described above, this Amendment No. 1 does not amend any other information set forth in the Original Form
10-K,
and we have not updated disclosures included therein to reflect any subsequent events. This Amendment No. 1 should be read in conjunction with the Original Form
10-K
and with our other filings made with the SEC subsequent to the filing of the Original Form
10-K.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Our directors and executive officers are set forth below.

	Age	Positions
Howard W. Lutnick	60	Chairman of the Board of Directors, Chief Executive Officer and President
John C. Griffin	65	Director, Chief Financial Officer and Treasurer
Arthur F. Backal	60	Independent Director
John M. Matteson	57	Independent Director
Dean Palin	53	Independent Director
Christopher Milner	55	President
Howard W. Lutnick
. Mr. Lutnick has served as our Chairman and Chief Executive Officer since February 2017. Mr. Lutnick also has served as the Chief Executive Officer of our advisor since February 2017. He joined Cantor in 1983 and was named President and Chief Executive Officer in 1991 and Chairman in 1996. Mr. Lutnick has served as the Chairman and Chief Executive Officer of Rodin Income Trust, Inc. since February 2017 and as its President since January 2018. In addition, he served as Chief Executive Officer of Rodin Income Advisors, LLC since May 2017. Mr. Lutnick is also the Chairman of Newmark Group, Inc. (which operates as Newmark Knight Frank), one of the world’s leading real estate advisory firms. He joined Cantor in 1983 and was named President and Chief Executive Officer in 1991 and Chairman in 1996. Mr. Lutnick is also the Chairman and Chief Executive Officer of BGC Partners, Inc., a leading global brokerage company servicing the financial and real estate markets. Mr. Lutnick holds a degree in economics from Haverford College. He is a member of the boards of the Zachary and Elizabeth M. Fisher Center for Alzheimer’s Disease Research at Rockefeller University, National September 11 Memorial & Museum, and The Partnership for New York City. Mr. Lutnick received the Department of the Navy’s Distinguished Public Service Award, the highest honor granted by the Navy to non-military
personnel. We believe that Mr. Lutnick’s extensive experience supports his appointment to our board of directors.
Christopher A. Milner
. Mr. Milner has served as our and our advisor’s President since May of 2020. Mr. Milner has also served as the Head of Commercial Real Estate Investment Management at Cantor Fitzgerald, L.P. since March 2013 and has served as senior portfolio manager of Resolution Recovery Partners Manager, LLC, an institutional fund managed by an affiliate of our sponsor, since August 2015. In May of 2019 Mr. Milner became a member of the investment committee of the manager for Cantor Silverstein Opportunity Zone Trust, Inc., a fund that is co-sponsored
by our sponsor. Additionally, Mr. Milner became a member of the board of the Institute for Portfolio Alternatives in October of 2019. Previously, Mr. Milner spent 14 years at BlackRock and was a co-founder
of its Commercial Real Estate Debt business. Mr. Milner was Global Head of CRE Debt and President of the Carbon Capital series of private real estate debt funds as well as a member of BlackRock’s Corporate Leadership Committee, the Real Estate Executive Committee and the Global Real Estate Investment Committee. Prior to joining BlackRock in 1997, Mr. Milner was responsible for origination, underwriting and securitization of all commercial mortgage conduit loan production at PNC and was also a member of the PNC M&A team which acquired BlackRock and Midland Loan Services in 1995 and 1998, respectively. Mr. Milner received an MBA in finance with a concentration in real estate from Indiana University and a Bachelor of Arts degree in economics from DePauw University.
John C. Griffin
. Mr. Griffin has served as our director, Chief Financial Officer and Treasurer since January 2021. Mr. Griffin has also served as our advisor’s Chief Financial Officer and Treasurer since January 2021. He has also served as Chief Financial Officer, Treasurer and director of Rodin Income Trust, Inc, as Chief Financial Officer and Treasurer of Rodin Income Advisors, LLC and as
co-Chief
Financial Officer of Cantor Silverstein Opportunity Zone Trust, Inc., a private fund that is co-sponsored
by our sponsor, Cantor Fitzgerald Investors, LLC (“CFI”), since January 2021. Mr. Griffin has served as Managing Director of our dealer manager and finance head of Cantor’s Commercial Real Estate Investment Management division since April 2017 and as Chief Financial Officer and Investment Committee member of Resolution Recovery Partners LP, an institutional fund managed by an affiliate of our sponsor, CFI, since August 2014. At Cantor, Mr. Griffin oversees a range of functions, most notably, comprehensive accounting and operational control for Cantor sponsored real estate funds. Mr. Griffin has more than 40 years of professional experience in the commercial real estate sector and financial services industry. Prior to joining Cantor, Mr. Griffin served as Chief Financial Officer and Chief Administrative Officer of Ranieri Real Estate Partners LP from 2012 to 2014 and at various positions within Deutsche Bank for approximately 14 years, including most recently as Chief Administrative Officer of the Global Commercial Real Estate business. Mr. Griffin holds a FINRA FINOP 28 License. He received his B.S. in Economics and Finance from Cornell University. We believe that Mr. Griffin’s extensive experience in the financial services industry supports his appointment to our board of directors.
Independent Directors
Arthur F. Backal
. Mr. Backal has been one of our independent directors since February 2017. Mr. Backal founded and has served as the President and Chief Executive Officer of Backal Hospitality Group, LLC, a premier New York-based hospitality and event services company, since December 2007. Mr. Backal also founded and has served as the President of State of the Art Enterprises, Inc., a premier New York-based full-service event planning company, since November 2002. Prior to founding Backal Hospitality Group and State of the Art Enterprises, Mr. Backal focused on the New York hospitality industry, holding various positions with a number of hotels in New York City, including the Plaza, the Pierre, the Helmsley Palace and the St. Regis. Mr. Backal holds a Bachelor of Arts in Hospitality Business from Michigan State University. We believe that Mr. Backal’s extensive experience in business management supports his appointment to our board of directors.

John M. Matteson
. Mr. Matteson has been one of our independent directors since February 2017. Mr. Matteson is the Founder of The Matteson Companies, or TMC, a Boston-based real estate investment and development company, which he founded in June 2014. At TMC, Mr. Matteson has been responsible, in partnership with GFI Partners, a Boston-based real estate advisor, for acquiring investments, ranging from projects such as net leased warehouse and warehouse development to office and residential development, totaling over $1.2 billion in gross asset value. Prior to forming TMC, Mr. Matteson spent eleven years from September 2004 to June 2014 as the Regional Director of the Archon Group, a Goldman Sachs Company, managing Goldman Sachs’ Boston real estate division, where he was responsible for investing over $2 billion of the firm’s equity nationally, focusing on Boston, New York City and Chicago. Mr. Matteson is a graduate of the University of Wisconsin – Madison where he received a Bachelor of Science in Economics. We believe that Mr. Matteson’s extensive real estate investment experience supports his appointment to our board of directors.
Dean Palin
. Mr. Palin has been one of our independent directors and our audit committee financial expert since February 2017. Mr. Palin has served as a Principal of Palin Enterprises, a national real estate organization that oversees a major portfolio of residential, commercial and industrial properties located across the country from New York to California, since 1990. Mr. Palin’s work with Palin Enterprises focuses on the development, including new construction and rehabilitation, and management and leasing of residential, commercial and industrial complexes. During the past 10 years, Mr. Palin has expanded Palin Enterprises’ residential development portfolio with new developments in Brooklyn, Queens and Long Beach, New York. Palin Enterprises owns and operates over five million square feet of industrial space. In addition, over the past 20 years, Mr. Palin has partnered with, operated and invested in many New York City restaurants. Mr. Palin holds a Bachelor of Science in Business from the Boston University School of Management. We believe that Mr. Palin’s extensive experience in real estate and business management supports his appointment to our board of directors.
Code of Ethics
We have adopted a Code of Ethics that applies to all of our executive officers and directors, including but not limited to, our principal executive officer and principal financial officer. A copy of our code of ethics may be obtained, free of charge, by sending a written request to 110 East 59th Street, New York, NY 10022, Attention: Chief Financial Officer.
Audit Committee
Our board of directors has established an audit committee that consists solely of independent directors. Our audit committee is comprised of Arthur F. Backal, John M. Matteson and Dean Palin with Mr. Palin serving as the Chairman of our audit committee and our audit committee financial expert.
Compensation Committee Interlocks and Insider Participation
We currently do not have a compensation committee of our board of directors because we do not plan to pay any compensation to our officers. There are no interlocks or insider participation as to compensation decisions required to be discussed pursuant to SEC regulations.
Item 11. Executive Compensation
Executive Officer Compensation
Although we have executive officers who manage our operations, we have no direct employees. Our advisor, Cantor Fitzgerald Income Advisors, LLC, and the real estate professionals at our advisor, manage our day-to-day
affairs and our portfolio of income-producing commercial properties and other real estate-related assets.
Non-Employee
Director Compensation
We compensate each of our independent directors with an annual retainer of $20,000, with the chairman of the audit committee receiving an additional annual retainer of $5,000. In addition, we pay independent directors for attending board and committee meetings $1,000 in cash for each board and committee meeting attended. All directors receive reimbursement of reasonable out-of-pocket
expenses incurred in connection with attendance at meetings of the board of directors. If a director is also one of our officers, we do not pay any compensation for services rendered as a director. Notwithstanding the foregoing arrangement, each of our independent directors receives a minimum of $25,000 annually for service on our board of directors.

The following table sets forth the compensation earned by our directors for the fiscal year ended December 31, 2021:

Name	Fees Earned or Paid in Cash	Total
Arthur F. Backal	$27,000	$27,000
John M. Matteson	27,000	27,000
Dean Palin	32,000	32,000
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters*
Stock Ownership
The following table shows, as of April 25, 2022, the amount of our common stock beneficially owned (unless otherwise indicated) by (1) any person who is known by us to be the beneficial owner of more than 5% of the outstanding shares of our common stock, (2) our directors, (3) our executive officers, and (4) all of our directors and executive officers as a group.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage
Cantor Fitzgerald Investors, LLC (1) (2)	191,337	1.57%
Howard W. Lutnick	191,337	1.57%
Christopher A. Milner	110	*
John Griffin	—	—
Paul Pion**	—	—
Arthur F. Backal	—	—
John M. Matteson	—	—
Dean Palin	—	—

All directors and executive officers as a group	191,447	1.57%

Note:

*	Less than 1.0%
**	Mr. Pion has resigned from his position of director and chief financial officer of the Company effective as of January 2021.
(1)	The address of this beneficial owner is c/o Cantor Fitzgerald Income Trust, Inc. 110 E. 59th Street, New York, NY 10022.
(2)
Cantor Fitzgerald Investors, LLC is indirectly owned by Cantor Fitzgerald, L.P. CF Group Management, Inc. is the managing general partner of Cantor Fitzgerald, L.P. Mr. Lutnick controls Cantor Fitzgerald, L.P. through his ownership of CF Group Management, Inc.

Long-Term Incentive Plan Information
The following table summarizes information, as of December 31, 2021, relating to our long-term incentive plan pursuant to which grants of securities may be made from time-to-time.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Long-Term Incentive Plans Approved by Stockholders	—	—	2,000,000
Long-Term Incentive Plans Not Approved by Stockholders	N/A	N/A	N/A

Total	—	—	2,000,000

Securities Authorized for Issuance Under Long-Term Incentive Plan
Our long-term incentive plan authorizes the granting of stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock units, performance awards, dividend equivalents, limited partnership interests in the operating partnership, or any other right relating to our common stock or cash; provided that our long-term incentive plan prohibits the issuance of stock appreciation rights and dividend equivalent rights unless and until our shares of common stock are listed on a national securities exchange. As required by the NASAA REIT guidelines, the maximum number of shares of our common stock that may be issued upon the exercise or grant of an award under our long-term incentive plan will not exceed in the aggregate, an amount equal to 5% of the outstanding shares of our common stock on the date of grant of any such awards. Any stock options or stock appreciation rights granted under our long-term incentive plan will have an exercise price or base price that is not less than the fair market value of our common stock on the date of grant. The exercise price or base price may not be reduced, directly or indirectly, or indirectly by cancellation and regrant, without the prior approval of our stockholders. As of December 31, 2021, we have not granted any securities under our long-term incentive plan.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Director Independence
We operate under the direction of our board of directors, the members of which are accountable to us and our stockholders as fiduciaries. The board is responsible for the management and control of our affairs. The board has retained our advisor to manage our day-to-day
operations and our portfolio of preferred equity interest, mezzanine and mortgage loans secured by commercial property and other real estate-related assets, subject to the board’s supervision. Our directors have a fiduciary duty to supervise our relationship with the advisor.
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

Certain Relationships and Related Transactions
Fees and Expenses
Our advisor is Cantor Fitzgerald Income Advisors, LLC. Our advisor is a limited liability company that was formed in the State of Delaware on February 11, 2016. As our advisor, Cantor Fitzgerald Income Advisors, LLC has contractual and fiduciary responsibilities to us and our stockholders. Pursuant to the advisory agreement between us and our advisor, and subject to certain restrictions and limitations, our advisor is responsible for managing our affairs on a day-to-day
basis and for identifying, originating, acquiring and managing investments on our behalf. For providing such services, our advisor receives fees and reimbursements from us. The following summarizes these fees and reimbursements.
Organization and Offering Expenses.
We will reimburse our advisor and its affiliates for organization and offering costs it incurs on our behalf but only to the extent that the reimbursement does not cause the selling commissions, the dealer manager fees and the other organization and offering expenses borne by us to exceed 15.0% of gross offering proceeds as of the date of the reimbursement. If we raise the maximum offering amount in the primary portion of our public offerings and under the distribution reinvestment plan, we estimate organization and offering expenses (other than selling commissions and the dealer manager fee), in the aggregate, to be 1% of gross offering proceeds. These organization and offering costs include all costs (other than selling commissions. the dealer manager fee and the distribution fees) to be paid by us in connection with our public offerings, including our legal, accounting, printing, mailing and filing fees, charges of our transfer agent, charges of our advisor for administrative services related to the issuance of shares in our public offerings, reimbursement of bona fide due diligence expenses of broker-dealers, and reimbursement of our advisor for costs in connection with preparing supplemental sales materials. Our advisor agreed to pay all of our organization and offering expenses on our behalf (other than selling commissions, dealer manager fees and distribution fees) through May 18, 2018. We began reimbursing our advisor for such costs ratably over the 36 months following May 18, 2018; provided that we will not be obligated to pay any amounts that as a result of such payment would cause the aggregate payments for organization and offering costs paid by the advisor to exceed 1% of gross offering proceeds as of such payment date. For purposes of calculating our net asset value, the organization and offering costs paid by our advisor through May 18, 2018 will not be reflected in our net asset value until we reimburse the advisor for these costs. After May 18, 2018, our advisor, in its sole discretion, may pay some or all of the additional organization and offering costs incurred, but is not required to do so. To the extent our advisor pays such additional organization and offering costs, we will be obligated to reimburse the advisor subject to the 1% cap described above.
Acquisition Expenses.
We do not intend to pay our advisor any acquisition fees in connection with making investments. We will, however, provide reimbursement of customary acquisition expenses (including expenses relating to potential investments that we do not close), such as legal fees and expenses (including fees of in-house
counsel of affiliates and other affiliated service providers that provide resources to us), costs of due diligence (including, as necessary, updated appraisals, surveys and environmental site assessments), travel and communication expenses, accounting fees and expenses and other closing costs and miscellaneous expenses relating to the acquisition or origination of our investments. While most of the acquisition expenses are expected to be paid to third parties, a portion of the out-of-pocket
acquisition expenses may be paid or reimbursed to the advisor or its affiliates.
Asset Management Fees
. We pay our advisor a monthly asset management fee equal to one-twelfth
of 1.20% of our most recently disclosed net asset value.
Performance Participation
. Effective August 10, 2020, through its ownership of the special units of our operating partnership, our advisor, through a special unit holder, an affiliate of our advisor, also holds a performance participation interest in our operating partnership that entitles it to receive an allocation of our operating partnership’s total return to its capital account. Total return is defined as distributions paid or accrued plus the change in net asset value for the applicable period. Under the limited partnership agreement of our operating partnership, the annual total return will be allocated solely to the special unit holder after the other unit holders have received a total return of 5% (after recouping any loss carryforward amount) and such allocation will continue until the allocation between special unit holders and all other unit holders is equal to 12.5% and 87.5% respectively. Thereafter, the special unit holder will receive an allocation of 12.5% of the annual total return. The allocation of the performance participation interest will be paid in cash or Class I operating partnership units, at the election of the special unit holder.

Other Operating Expenses
. We will reimburse our advisor’s costs of providing administrative services, subject to the following limitations. We generally will not reimburse our advisor for any amount by which our total operating expenses at the end of the four preceding fiscal quarters exceeds the greater of (i) 2% of average invested assets (as defined in our advisory agreement) and (ii) 25% of net income other than any additions to reserves for depreciation, bad debts or other similar non-cash
reserves and excluding any gain from the sale of investments for that period. After the end of any fiscal quarter for which our total operating expenses exceed this 2%/25% limitation for the four fiscal quarters then ended, if our independent directors exercise their right to conclude that this excess was justified, this fact will be disclosed in writing to the holders of our shares of common stock within 60 days. If our independent directors do not determine such excess expenses are justified, our advisor is required to reimburse us, at the end of the four preceding fiscal quarters, by the amount that our aggregate annual total operating expenses paid or incurred exceed this 2%/25% limitation. In addition, subject to other limitations on the incurrence and reimbursement of operating expenses contained in our advisory agreement, operating expenses which have been incurred and paid by our advisor will not become our obligation unless our advisor has invoiced us for reimbursement, which will occur in a quarterly statement and accrued for in the respective period. Our advisor will not invoice us for any reimbursement if the impact of such would result in us incurring an obligation in an amount that would result in our net asset value per share for any class of shares to be less than $25.00. We may, however, incur and record an obligation to reimburse our advisor, even if it would result in our net asset value per share for any class of shares for such quarter to be less than $25.00, if our board of directors determines that the reasons for the decrease of our net asset value per share below $25.00 were unrelated to our obligation to reimburse our advisor for operating expenses. In addition, all or a portion of the operating expenses, which have not been previously paid by us or invoiced by our advisor may be in the sole discretion of our advisor (i) waived by our advisor, (ii) reimbursed to our advisor in any subsequent quarter or (iii) reimbursed to our advisor in connection with a liquidity event or termination of the advisory agreement, provided that we have fully invested the proceeds from our offerings and our stockholders have received, or are deemed to have received, in the aggregate, cumulative distributions equal to their invested capital plus a 6.0% cumulative, non-compounded
annual
pre-tax
return on their invested capital. Any reimbursement of operating expenses remains subject to the limitations described above, including the 2%/25% limitations and the related approval requirements. Reimbursable operating expenses include personnel and related employment costs incurred by our advisor or its affiliates in performing the services described in the advisory agreement, including but not limited to reasonable salaries and wages, benefits and overhead of all employees directly involved in the performance of such services. We will not reimburse our advisor for costs of such employees of our advisor or its affiliates to the extent that such employees (A) perform services for which our advisor receives disposition fees or (B) serves as our executive officer.
Property Management and Oversight Fees
. If the advisor or an affiliate is a property manager with respect to a particular property, we will generally pay market rate property management fees.
Leasing Commissions
. We will pay customary leasing fees if our advisor or an affiliate is our primary leasing agent. Such fees will be paid in an amount that is usual and customary in that geographic area for that type of property.
Fees for Other Services
. We may retain certain of our advisor’s affiliates, from time to time, for services relating to our investments or our operations, which may include accounting and audit services, account management services, corporate secretarial services, data management services, directorship services, information technology services, finance/budget services, human resources, judicial processes, legal services, operational services, risk management services, tax services, treasury services, loan management services, construction management services, property management services, leasing services, loan origination services, debt servicing, brokerage services, transaction support services (which may consist of assembling relevant information with respect to investment acquisitions and dispositions, conducting financial and market analyses, coordinating closing and post-closing procedures, coordinating of design and development works, coordinating with brokers, lawyers, accountants and other advisors, assisting with due diligence, site visits and other services), transaction consulting services and other similar operational matters. Any fees paid to our advisor’s affiliates for any such services will not reduce the asset management fee. Any such arrangements will be at market rates.

Selling Commissions and Dealer Manager Fees
The dealer manager for our public offerings, Cantor Fitzgerald & Co., is a registered broker-dealer and is affiliated with our advisor and our sponsor. We entered into the dealer manager agreements with the dealer manager in connection with our initial public offering and our follow-on
offering and are obligated to pay various commissions and fees with respect to the Class AX, Class TX, Class IX, Class T, Class S, Class D and Class I shares distributed in our public offerings. CFI has paid a portion of the selling commissions and all of the dealer manager fees, up to a total of 4% of gross offering proceeds from the sale of Class AX shares and Class TX shares, as well as 1.5% of gross offering proceeds from the sale of Class IX shares, incurred in connection with our initial public offering. We refer to this payment as sponsor support and will reimburse such expenses (i) immediately prior to or upon the occurrence of a liquidity event, including (A) the listing our common stock on a national securities exchange or (B) a merger, consolidation or a sale of substantially all of our assets or any similar transaction or any transaction pursuant to which a majority of our board of directors then in office are replaced or removed, or (ii) upon the termination of our advisory agreement by us or by our advisor. In each such case, we only will reimburse CFI after we have fully invested the proceeds from our initial public offering and our initial public stockholders have received, or are deemed to have received, in the aggregate, cumulative distributions equal to their invested capital plus a 6% cumulative, non-compounded
annual
pre-tax
return on such invested capital.
Selling Commissions.
Selling commissions payable to our dealer manager in our initial public offering consisted of (i) up to 1% of gross offering proceeds paid by CFI for Class AX shares and Class TX shares and, (ii) up to 5% and 2% of gross offering proceeds from the sale of Class AX shares and Class TX shares, respectively. No selling commissions were payable with respect to Class IX shares. Selling commissions in our follow-on
offering consist of 3% and 3.5% of gross offering proceeds from the sale of Class T shares and Class S shares, respectively. All or a portion of such selling commissions may be re-allowed
to participating broker-dealers. No selling commissions will be payable with respect to Class D and Class I shares or with respect to shares issued pursuant to our distribution reinvestment plan.
Dealer Manager Fees.
Dealer manager fees payable to our dealer manager in our initial public offering consisted of up to 3.0% of gross offering proceeds from the sale of Class AX shares and Class TX shares and up to 1.5% of gross offering proceeds from the sale of Class IX Shares, all of which were paid by CFI. A portion of such dealer manager fees may be re-allowed
to participating broker-dealers as a marketing fee. Dealer manager fees payable to our dealer manager in our follow-on
offering consist of up to 0.5% of gross offering proceeds from the sale of Class T shares. No dealer manager fees will be payable with respect to Class S shares, Class D shares, Class I shares or with respect to shares issues pursuant to our distribution reinvestment plan.
Distribution Fees.
Under our dealer manager agreements, distribution fees are payable to our dealer manager with respect to our Class TX shares, Class T shares, Class S shares and Class D shares, all or a portion of which may be re-allowed
by the dealer manager to participating broker-dealers. Under the dealer manager agreement for the initial public offering, the distribution fees for Class TX shares accrue daily and are calculated on outstanding Class TX shares issued in the primary portion of the initial public offering in an amount equal to 1.0% per annum of (i) the gross offering price per Class TX share in the primary offering, or (ii) if we are no longer offering shares in a public offering, the most recently published per share net asset value of Class TX shares. Under the dealer manager agreement for the follow-on
offering, we have agreed to pay our dealer manager (a) with respect to the Class T shares and Class S shares, a distribution fee in an annual amount equal to 0.85% of the aggregate net asset value of the outstanding Class T shares and Class S shares, as applicable, and (b) with respect to the Class D shares, a distribution fee in an annual amount equal to 0.25% of the aggregate net asset value of the outstanding Class D shares. The distribution fees are payable monthly in arrears and are paid on a continuous basis from year to year.
We will cease paying distribution fees with respect to each Class TX share, including any Class TX shares issued pursuant to our distribution reinvestment plan, on the earliest to occur of the following: (i) a listing of shares of our common stock on a national securities exchange; (ii) such Class TX share no longer being outstanding; (iii) the dealer manager’s determination that total underwriting compensation from all sources, including dealer manager fees, selling commissions, distribution fees and any other underwriting compensation paid to participating broker dealers with respect to all Class AX, Class TX shares and Class IX shares, would be in excess of 10% of the gross proceeds of the primary portion of the initial public offering; or (iv) the end of the month in which the transfer agent, on our behalf, determines that total underwriting compensation, including dealer manager fees, sales commissions, distribution fees and any other underwriting compensation paid to participating broker dealers with respect to the Class TX shares held by a stockholder within his or her particular account, would be in excess of 10% of the total gross investment amount at the time of purchase of the primary Class TX shares held in such account (or, in the case of shares sold through certain participating broker dealers, a lower limit as set forth in any applicable agreement between our dealer manager and a participating broker dealer in effect at the time such shares were issued to such account).

We will cease paying the distribution fee with respect to any Class T share, Class S share or Class D share held in a stockholder’s account at the end of the month in which our dealer manager in conjunction with the transfer agent determines that total upfront selling commissions, dealer manager fees and distribution fees paid with respect to the shares held by such stockholder within such account would exceed, in the aggregate, 8.75% (or, in the case of Class T shares sold through certain participating broker-dealers, a lower limit as set forth in the applicable agreement between the dealer manager and a participating broker-dealer at the time such Class T shares were issued) of the gross proceeds from the sale of such shares (including the gross proceeds of any shares issued under our distribution reinvestment plan with respect thereto).
The following table summarizes the fees and expenses incurred by us and paid to our advisor and its affiliates and our dealer manager for the year ended December 31, 2021:

		Due to related parties as of December 31, 2020	Year ended December 31, 2021		Due to related parties as of December 31, 2021
Type of Fee or Reimbursement	Financial Statement Location		Incurred	Paid
Management Fees
Asset management fees	Management fees	$150,028	$2,166,136	$2,092,562	$223,602
Property management and oversight fees	Management fees	37,055	676,908	650,090	63,873
Organization, Offering and Operating Expense Reimbursements
Operating expenses (1)	General and administrative expenses	204,253	1,030,000	—	1,234,253
Organization expenses (2)	General and administrative expenses	17,879	—	17,879	—
Admin Fees (2)	General and administrative expenses	—	18,000	—	18,000
Offering costs (2)	Additional paid-in capital	294,405	763,027	957,041	100,391
Commissions and Fees
Selling commissions and dealer manager fees, net	Additional paid-in capital	—	403,547	403,547	—
Distribution fees	Additional paid-in capital	734,830	(112,614)	354,932	267,284
Investment Funding
Distribution due (3)	Additional paid-in capital	—	—	—	202,430

Total		$1,438,450	$4,945,004	$4,476,051	$2,109,833

Note:
(1) As of December 31, 2021, our advisor has incurred, on our behalf, a total of $12,728,245 in unreimbursed operating expenses, including a total of $1,659,279 for the year ended December 31, 2021 for which our advisor has not invoiced us for reimbursement. The total amount of unreimbursed operating expenses may, in future periods, be subject to reimbursement by us pursuant to the terms of the advisory agreement.

(2)
As of December 31, 2021, our advisor has incurred, on our behalf, a total of $11,460,817 of organization and offering expenses, of which our obligation is limited to $100,391, pursuant to the 1% limitation.

(3)	Reflects distribution amount owed by us to the CF Keller Holdings LLC.
Investment by Our Sponsor
Our sponsor initially invested $200,001 in us through the purchase of 8,180 Class AX shares at $24.45 per share. Our sponsor may not sell any of these shares during the period it serves as our sponsor. Neither our advisor nor our sponsor currently has any options or warrants to acquire any of our shares. Our advisor, our directors and their affiliates, including our sponsor, may not vote their shares of common stock regarding: (i) the removal of any of them; or (ii) any transaction between them and us. In determining the requisite percentage in interest of shares necessary to approve a matter on which our advisor, our directors and their affiliates may not vote, any shares owned by them will not be included.

As of December 31, 2021, CFI has invested $4,782,281 in us through the purchase of 191,337 shares (8,180 Class AX shares for an aggregate purchase price of $200,001 and 183,157 Class IX shares for an aggregate purchase price of $4,582,280). CFI purchased 125,157 of the Class IX shares in the amount of $3,132,280 pursuant to a distribution support agreement, which provides that in certain circumstances where our cash distributions exceed the our modified funds from operations, CFI will purchase up to $5.0 million of Class IX shares (including the $2.0 million of shares purchased in order to satisfy the minimum offering requirement) at the then current offering price per Class IX share net of dealer manager fees to provide additional cash to support distributions to our stockholders. On August 10, 2020, we entered into the amended distribution support agreement to ensure that we have a sufficient amount of funds to pay cash distributions to stockholders during our follow-on
offering. Pursuant to the amended distribution support agreement, in the event that cash distributions exceed MFFO, CFI will purchase Class I shares from us in the follow-offering in an amount equal to the distribution shortfall, up to $5 million (less the $2.0 million of shares purchased by CFI in order to satisfy the minimum offering requirement and any shares purchased by CFI pursuant to the distribution support agreement in the initial public offering).
Sponsor Support
Our sponsor, CFI, is a Delaware limited liability company and an affiliate of Cantor. Our sponsor has paid a portion of selling commissions and all of the dealer manager fees, up to a total of 4.0% of gross offering proceeds from the sale of Class AX shares and Class TX shares, as well as 1.5% of gross offering proceeds from the sale of Class IX shares, incurred in connection with our initial public offering. We will reimburse such expenses (i) immediately prior to or upon the occurrence of a liquidity event, including (A) the listing of our common stock on a national securities exchange or (B) a merger, consolidation or sale of substantially all of our assets or any similar transaction or any transaction pursuant to which a majority of our directors then in office are replaced or removed, or (ii) upon the termination of the advisory agreement by us or by the advisor. In each such case, we only will reimburse the sponsor after we have fully invested the proceeds from our initial public offering and our stockholders have received, or are deemed to have received, in the aggregate, cumulative distributions equal to their invested capital plus a 6.0% cumulative, non-compounded
annual
pre-tax
return on such invested capital. As of December 31, 2021, CFI has paid sponsor support totaling $5,374,526.
Keller Property SPE
During the year ended December 31, 2021, we, through our operating partnership, entered into a joint venture (the “Keller Member JV”), with an affiliate of CFI, CF Keller Holdings LLC (the “Keller Holdings”), to indirectly acquire 97% interests in multifamily property located in Carrolton, Texas (the “Keller Property”) for a purchase price of $56,500,000. We own 80.26% interests and Keller Holdings owns 19.74% interests in the Keller Member JV. The remaining 3% interests in the Keller Property is owned by CAF, an unrelated third party. As of December 31, 2021, our interest in the Keller Property SPE was 77.85%.
DST Interests
During the year ended December 31, 2021, we, through our operating partnership, entered into an agreement with Cantor Realty Fund III, LLC (“Cantor Realty Fund III”), an affiliate of CFI, to acquire 25% of interests in a Delaware Statutory Trust, CF Summerfield Multifamily DST (the “Summerfield DST”), which owns a multifamily residential property located in Landover, MD (the “Summerfield Property”) through CF Summerfield DST Holder, LLC (the “Summerfield DST Holder”). As of December 31, 2021, we purchased additional interests of $2,611,899 in the Summerfield DST Holder increasing our ownership interest to 100%. As of December 31, 2021, the remaining 75% of the Summerfield DST interests were held by third party investors through a syndicated offering.
In May 2021, the sponsor of the Summerfield DST initiated an offering to syndicate its interest to third party investors. As of December 31, 2021, the Summerfield DST has received proceeds of $35,239,483 from the syndication, $34,819,034 of which have been distributed in accordance with the preference defined in the operating agreement.
Madison Ave Property SPE
During the year ended December 31, 2021, we, through our operating partnership, acquired, together with a subsidiary of CFI, through a joint venture (“Madison Avenue SPE”), an industrial property located in Cleveland, OH (the “Madison Ave Property”) for a purchase price of $30,800,000, exclusive of closing costs. As of December 31, 2021, our interest in the Madison Ave Property SPE is 100%.
Valencia DST Interest
During the year ended December 31, 2021, we, through our operating partnership, entered into an agreement with an affiliate of CFI, CF Valencia Life Sciences Depositor, LLC (the “Valencia Depositor”), to acquire Delaware Statutory Trust (the “Valencia DST”), which owns a life sciences laboratory and research office property located in Valencia, CA. As of December 31, 2021, our operating partnership owns 10% of the interests in the Valencia DST and Valencia Depositor owns the remaining 90% of interests in the Valencia DST.

Kacey DST Interest
During the year ended December 31, 2021, we, through our operating partnership, together with CFI and Cantor Realty Fund III, LLC, an affiliate of CFI, acquired interests in a Delaware Statutory Trust, (the “Kacey DST”), which owns a multifamily residential property in Kingwood, TX (the “Kacey Property”) for a purchase price of $67.0 million, exclusive of closing costs. As of December 31, 2021, we, through CF Kacey DST Holder, LLC (the “Kacey DST Holder”) own 10% of interests in the Kacey DST. As of December 31, 2021, the remaining 90% of the Kacey DST interests were held by CF Kacey Depositor, LLC.
Industry DST Interest
During the year ended December 31, 2021, we, together with CFI and Cantor Realty Fund III, LLC, an affiliate of CFI, acquired interests in a Delaware Statutory Trust, (the “Industry DST”), which owns multifamily residential property located in Columbus, OH (the “Industry Property”) for a purchase price of $81.0 million, exclusive of closing costs. As of December 31, 2021, we, through CF Industry DST Holder, LLC (the “Industry DST Holder”) own 10% of the interests in the Industry DST. As of December 31, 2021, the remaining 90% of the Industry DST interests were held by CF Industry Depositor, LLC.
CF Net Lease Portfolio IV DST Offering
On November 23, 2021, we, through our operating partnership and CF Net Lease Portfolio IV DST (“DST”) entered into a managing broker-dealer agreement (“DST Dealer Manager Agreement”) with Cantor Fitzgerald & Co. (the “DST Dealer Manager”), an affiliate of CFI, pursuant to which the DST Dealer Manager agreed to conduct a private placement offering (the “DST Offering”) of up to $21.6 million of the DST’s beneficial interests, representing 100% of the interests, to third party investors on a “best efforts” basis. Prior to the DST Offering we, through the operating partnership, owned 100% of the DST’s beneficial interests. In connection with the DST Offering, on November 23, 2021, CF Net Lease Portfolio Depositor, our operating partnership, CF Net Lease Portfolio Manager IV, LLC (the “DST Manager”), and Delaware Trust Company entered into an amended and restated trust agreement of CF Net Lease Portfolio IV DST (the “Amended DST Trust Agreement”). The DST Manager will continue to be engaged to act as the manager of the DST.
Station DST Interests
During the year ended December 31, 2021, we, through our operating partnership, acquired interests in Delaware Statutory Trust, CF Station Multifamily DST (the “Station DST”), which owns a multifamily residential property located in Irving, Texas. Station DST which is controlled and managed by CFI, for a purchase price of $7,573,700. As of December 31, 2021, our interest in the Station DST was 15%.
Policies Governing Related Person Transactions
In order to reduce or eliminate certain potential conflicts of interest, our charter and our advisory agreement contain restrictions and conflict resolution procedures relating to transactions we enter into with our sponsor, our advisor, our directors or their respective affiliates. The types of transactions covered by these policies include the compensation paid to our advisor, decisions to renew our advisory agreement, acquisitions or leases of assets, mortgages and other types of loans and any other transaction in which our sponsor, our advisor or any of our directors have an interest, reimbursement of operating expenses in excess of the 2%/25% Guidelines, issuances of options and warrants and repurchases of shares. Under the restrictions, these transactions, if permitted, must be approved by a majority of our directors, including a majority of our independent directors, not otherwise interested in such transaction.
Independent Directors’ Review of our Policies
As required by our charter, our independent directors have reviewed our policies, including but not limited to our policies regarding investments, leverage, conflicts of interest and investment allocation, and determined that they are in the best interests of our stockholders. Our key policies that provided the basis for such determination are summarized herein.

Item 14. Principal Accounting Fees and Services*
Independent Auditors
During the year ended December 31, 2021, Ernst & Young LLP served as our independent auditor.
Audit and
Non-Audit
Fees
Aggregate fees that we were billed for the fiscal years ended December 31, 2021 and December 31, 2020 by our independent registered public accounting firm, Ernst & Young LLP, were as follows:

	Fiscal Year Ended December 31, 2021	Fiscal Year Ended December 31, 2020
Audit fees	$228,750	$246,150
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—

Total	$228,750	$246,150

Audit fees include amounts billed to us related to annual financial statement audit work, quarterly financial statement reviews and review of SEC registration statements.
The audit committee of our board of directors was advised that there were no services provided by Ernst & Young LLP that were unrelated to the audit of the annual fiscal year-end
financial statements and the review of interim financial statements that could impair Ernst & Young from maintaining its independence as our independent auditor and concluded that it was.
Audit Committee
Pre-Approval
Policies and Procedures
In accordance with our audit committee
pre-approval
policy, all audit and
non-audit
services performed for us by our independent registered public accounting firm were pre-approved
by the audit committee of our board of directors, which concluded that the provision of such services by Ernst & Young LLP was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions.
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

PART IV
Item 15. Exhibits, Financial Statement Schedules.
(b) Exhibits
The following exhibits are filed as part of this Amendment No. 1:

Exhibit Number	Description

31.1*	Certification by the Chief Executive Officer pursuant to 17 CFR 240.13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer pursuant to 17 CFR 240.13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized
.

Date: April 29, 2022	CANTOR FITZGERALD INCOME TRUST, INC.

	By:	/s/ Howard W. Lutnick
Howard W. Lutnick
Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Name	Title	Date

/s/ Howard W. Lutnick	Chief Executive Officer and Chairman of the Board of Directors	April 29, 2022
Howard W. Lutnick	(Principal Executive Officer)

/s/ John C. Griffin	Chief Financial Officer	April 29, 2022
John C. Griffin	(Principal Financial Officer and Principal Accounting Officer)

*	Director	April 29, 2022
Arthur F. Backal

*	Director	April 29, 2022
John M. Matteson

*	Director	April 29, 2022
Dean Palin

*	Signed on behalf of the named individuals by John C. Griffin under power of attorney.