Form 10-Q
period 2022-03-31
Cantor Fitzgerald Income Trust, Inc.
filed 2022-05-16
CIK 1666244

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 11, 2022, the registrant had 3,634,868 Class AX Shares, 1,212,145 Class IX Shares, 1,097,734 Class TX Shares, 5,513,096 Class I Shares, 874,659 Class T Shares, 396,574 Class D Shares and 5,858 Class S Shares of $0.01 par value common stock outstanding.

CANTOR FITZGERALD INCOME TRUST, INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

CANTOR FITZGERALD INCOME TRUST, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2022	December 31, 2021
Assets
Investment in real estate, net of accumulated depreciation of $22,170,143 and $18,256,155, respectively	$661,333,695	$609,708,084
Cash and cash equivalents	20,289,635	15,361,059
Restricted cash	3,116,730	3,665,085
Investments in real estate-related assets	30,984,303	31,458,326
Intangible assets, net of accumulated amortization of $13,944,532 and $10,903,590, respectively	63,918,359	61,583,894
Operating lease right-of-use asset	16,445,757	16,466,271
Deferred rent receivable	7,186,507	5,716,375
Prepaid expenses and other assets	7,125,302	5,701,723
Derivative assets, at fair value	3,709,924	—
Due from related party	415,835	415,835
Stock subscriptions receivable	—	419,684
Accrued preferred return receivable	—	81,018
Accrued income from mezzanine loan investment	—	72,498
Total assets	$814,526,047	$750,649,852
Liabilities and Equity
Liabilities
Loans payable, net of deferred financing costs of $3,685,465 and $3,798,470, respectively	$375,201,719	$356,088,714
Intangible liabilities, net of accumulated amortization of $2,456,193 and $2,201,745, respectively	11,148,609	9,285,256
Operating lease liability	16,445,757	16,466,271
Distributions payable	6,904,414	6,311,100
Due to related parties	5,623,244	2,109,833
Restricted reserves	3,076,685	3,932,628
Deferred revenue	1,155,313	1,404,670
Accrued interest payable	990,873	802,286
Accounts payable and accrued expenses	864,837	149,792
Derivative liabilities, at fair value	—	157,709
Total liabilities	$421,411,451	$396,708,259
Commitments and contingencies (Note 12)
Stockholders' equity
Controlling interest
Preferred stock, $0.01 par value per share, 50,000,000 shares authorized, and 0 issued and outstanding at each March 31, 2022 and December 31, 2021	—	—
Class AX common stock, $0.01 par value per share, 10,000,000 shares authorized, and 3,593,478 and 3,441,219 issued and outstanding at March 31, 2022 and December 31, 2021, respectively	35,935	34,412
Class TX common stock, $0.01 par value per share, 5,000,000 shares authorized, and 1,130,588 and 1,319,066 issued and outstanding at March 31, 2022 and December 31, 2021, respectively	11,306	13,191
Class IX common stock, $0.01 par value per share, 5,000,000 shares authorized, and 1,209,492 and 1,203,025 issued and outstanding at March 31, 2022 and December 31, 2021, respectively	12,095	12,030
Class T common stock, $0.01 par value per share, 100,000,000 shares authorized, and 740,526 and 555,074 issued and outstanding at March 31, 2022 and December 31, 2021, respectively	7,405	5,551
Class S common stock, $0.01 par value per share, 20,000,000 shares authorized, and 4,363 issued and 4,362 outstanding at each March 31, 2022 and December 31, 2021, respectively	44	44
Class D common stock, $0.01 par value per share, 60,000,000 shares authorized, and 375,628 issued and 275,596 outstanding at each March 31, 2022 and December 31, 2021, respectively	3,756	2,756
Class I common stock, $0.01 par value per share, 200,000,000 shares authorized, and 4,369,581 and 2,707,306 issued and outstanding at March 31, 2022 and December 31, 2021, respectively	43,696	27,073
Additional paid-in capital	291,001,622	238,954,331

Retained earnings/accumulated deficit and cumulative distributions	(37,771,857)	(30,111,852)
Accumulated other comprehensive income/(loss)	370,992	(15,771)
Total controlling interest	253,714,994	208,921,765
Non-controlling interests in subsidiaries	139,399,602	145,019,828
Total stockholders' equity	393,114,596	353,941,593
Total liabilities and stockholders' equity	$814,526,047	$750,649,852

See accompanying notes to consolidated financial statement

CANTOR FITZGERALD INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months
	Ended March 31,
	2022	2021
Revenues:
Rental revenues	$12,313,333	$3,283,600
Preferred return income	238,461	235,215
Income from mezzanine loan investment	254,227	250,763
Other property operating revenues	1,348,580	518,932
Total revenues	14,154,601	4,288,510
Operating expenses (income):
General and administrative expenses	4,066,994	40,456
Depreciation and amortization	6,899,136	1,835,594
Management fees	1,129,214	503,584
Property operating expenses	3,751,574	352,802
Total operating expenses	15,846,918	2,732,436
Other income (expense):
Income/(loss) from investments in real estate-related assets	(369,467)	(261,807)
Interest income	3,596	1,864
Interest expense	(2,812,327)	(1,082,615)
Total other income (expense)	(3,178,198)	(1,342,558)
Net income (loss)	$(4,870,515)	$213,516
Net income (loss) attributable to non-controlling interest	(1,215,143)	79,331
Net income (loss) attributable to common stockholders	$(3,655,372)	$134,185
Weighted average shares outstanding	10,757,050	6,730,123
Net income (loss) per common share - basic and diluted	$(0.34)	$0.02

See accompanying notes to consolidated financial statements

CANTOR FITZGERALD INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	For the Three Months
	Ended March 31,
	2022	2021
Net income (loss)	$(4,870,515)	$213,516
Other comprehensive income (loss)
Unrealized gain (loss) on derivative instruments	3,867,633	—
Comprehensive income (loss)	(1,002,882)	213,516
Amounts attributable to noncontrolling interests
Net income (loss)	(1,215,143)	79,331
Unrealized gain (loss) on derivative instruments	3,480,870	—
Comprehensive income (loss) attributable to noncontrolling interests	2,265,727	79,331
Comprehensive income (loss) attributable to common stockholders	$(3,268,609)	$134,185

See accompanying notes to consolidated financial statements

CANTOR FITZGERALD INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

	Controlling Interest
																Retained Earnings/
	Common Stock														Additional	Accumulated Deficit and	Accumulated Other	Non-	Total
	Class AX		Class TX		Class IX		Class I		Class T		Class D		Class S		Paid-In	Cumulative	Comprehensive	controlling	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Distributions	Income/(loss)	interest	Equity
Balance as of January 1, 2021	3,458,541	$34,585	1,472,875	$14,729	1,218,108	$12,181	160,013	$1,600	44,884	$449	39,281	$393	1,567	$16	$161,040,483	$(17,735,594)	$—	$2,150,741	$145,519,583
Common stock	—	—	—	—	—	—	281,800	2,818	98,221	982	76,298	763	—	—	10,986,960	—	—	—	10,991,523
Common stock repurchased	(29,237)	(292)	(20,547)	(206)	(28,993)	(290)	—	—	—	—	—	—	—	—	(1,883,650)	—	—	—	(1,884,438)
Distribution reinvestment	19,855	199	7,967	80	6,856	69	1,193	12	188	2	219	2	1	—	867,260	—	—	—	867,624
Offering costs, commissions and fees	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(160,379)	—	—	—	(160,379)
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	134,185	—	79,331	213,516
Distributions declared on common stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,480,810)	—	—	(2,480,810)
Non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	43,138,777	43,138,777
Balance as of March 31, 2021	3,449,159	$34,492	1,460,295	$14,603	1,195,971	$11,960	443,006	$4,430	143,293	$1,433	115,798	$1,158	1,568	$16	$170,850,674	$(20,082,219)	$—	$45,368,849	$196,205,396

	Controlling Interest
																Retained Earnings/
	Common Stock														Additional	Accumulated Deficit and	Accumulated Other	Non-	Total
	Class AX		Class TX		Class IX		Class I		Class T		Class D		Class S		Paid-In	Cumulative	Comprehensive	controlling	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Distributions	Income/(loss)	interest	Equity
Balance as of January 1, 2022	3,441,219	$34,412	1,319,066	$13,191	1,203,025	$12,030	2,707,306	$27,073	555,074	$5,551	275,596	$2,756	4,362	$44	$238,954,331	$(30,111,852)	$(15,771)	$145,019,828	$353,941,593
Common stock	180,600	1,807	(180,740)	(1,808)	—	—	1,653,108	16,531	185,212	1,851	103,726	1,037	—	—	49,994,745	—	—	—	50,014,163
Common stock repurchased	(47,476)	(475)	(14,299)	(143)	—	—	(1,000)	(10)	(1,227)	(12)	(5,154)	(52)	—	—	(1,783,734)	—	—	—	(1,784,426)
Distribution reinvestment	19,135	191	6,561	66	6,467	65	10,167	102	1,467	15	1,460	15	1	—	1,145,760	—	—	—	1,146,214
Offering costs, commissions and fees	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(500,907)	—	—	—	(500,907)
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(3,655,372)	—	(1,215,143)	(4,870,515)
Distributions declared on common stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(4,004,633)	—	—	(4,004,633)
Designated derivatives, fair value adjustments	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	386,763	3,480,870	3,867,633
Acquired or syndicated ownership interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	3,191,427	—	—	—	3,191,427
Non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(7,885,953)	(7,885,953)
Balance as of March 31, 2022	3,593,478	$35,935	1,130,588	$11,306	1,209,492	$12,095	4,369,581	$43,696	740,526	$7,405	375,628	$3,756	4,363	$44	$291,001,622	$(37,771,857)	$370,992	$139,399,602	$393,114,596

See accompanying notes to consolidated financial statements

CANTOR FITZGERALD INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months
	Ended March 31,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$(4,870,515)	$213,516
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	7,064,471	1,854,993
Loss from investments in real estate-related assets	369,467	261,807
Amortization of above-market lease intangibles	49,095	7,574
Amortization of below-market lease intangibles	(247,748)	(211,972)
Changes in assets and liabilities:
Proceeds from investments in real estate-related assets	104,556	101,676
(Increase) in deferred rent receivable	(1,470,132)	(2,814,830)
Decrease/(increase) in accrued preferred return receivable	81,018	(81,018)
Decrease/(increase) in accrued income from mezzanine loan investment	72,498	(72,691)
(Increase) in prepaid expenses and other assets	(1,423,579)	(2,157,445)
Increase in due to related parties	3,692,679	20,590
(Decrease)/increase in deferred revenue	(249,357)	9,712
(Decrease) in distribution payable	(410,919)	—
(Decrease)/increase in restricted reserves	(855,943)	410,292
(Decrease) in accounts payable and accrued expenses	(110,671)	(491,881)
Increase in accrued interest payable	188,587	59,334
Net cash provided by/(used in) operating activities	1,983,507	(2,890,343)
Cash flows from investing activities:
Acquisition of real estate	(63,898,627)	(23,770,988)
Cash used in investing activities	(63,898,627)	(23,770,988)
Cash flows from financing activities:
Borrowings under credit facility	19,000,000	—
Proceeds from issuance of common stock, net	50,509,768	10,556,963
Distributions	(3,384,825)	(1,555,656)
Payments for redemptions of common stock	(1,714,806)	(1,457,487)
Non-controlling interest distributions	(1,253,891)	(30,000)
Syndicated ownership interest	3,191,427	—
Payment of deferred financing costs	(52,332)	(646,435)
Net cash provided by financing activities	66,295,341	6,867,385
Net increase in cash and cash equivalents and restricted cash	4,380,221	(19,793,946)
Cash and cash equivalents and restricted cash, at beginning of period	19,026,144	33,524,830
Cash and cash equivalents and restricted cash, at end of period	$23,406,365	$13,730,884
Reconciliation of cash and cash equivalents and restricted cash
Cash and cash equivalents	$20,289,635	$11,119,462
Restricted cash	3,116,730	2,611,422
Total cash and cash equivalents and restricted cash	$23,406,365	$13,730,884
Supplemental disclosure of cash flow information:
Cash paid for interest	$2,507,071	$1,004,174
Non-cash investing and financing activities:
Distribution reinvestment	$1,146,214	$867,624
Distributions payable	$1,004,233	$659,881
Assumption of loans payable in conjunction with acquisitions of real estate	$—	$107,852,000
Acquired non-controlling interests	$—	$43,771,127

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

On February 2, 2016, the Company was capitalized with a $200,001 investment by the Company’s sponsor, Cantor Fitzgerald Investors, LLC (“CFI”) through the purchase of 8,180 Class A shares. In addition, a wholly owned subsidiary of CFI, Cantor Fitzgerald Income Trust OP Holdings, LLC, formerly known as Rodin Global Property Trust OP Holdings, LLC, (the “Special Unit Holder”), has invested $1,000 in the Operating Partnership and has been issued a special class of limited partnership units (“Special Units”), which is recorded as a non-controlling interest on the consolidated balance sheet as of March 31, 2022. The Company registered with the Securities and Exchange Commission (“SEC”) an offering of up to $1.25 billion in shares of common stock, consisting of up to $1.0 billion in shares in the Company’s primary offering (the “Primary Offering”) and up to $250 million in shares pursuant to its distribution reinvestment plan (the “DRP”, and together with the Primary Offering, the “Initial Offering”). On May 18, 2017, the Company satisfied the minimum offering requirement as a result of CFI’s purchase of $2.0 million in Class I shares (the “Minimum Offering Requirement”). On March 20, 2020, the Company filed a registration statement on Form S-11 with the SEC for a proposed second public offering (the “Follow-On Offering”). Subsequently, on July 31, 2020, the Company terminated the Primary Offering but is continuing to offer up to $50.0 million of common stock pursuant to the DRP. On August 10, 2020, the SEC declared the Follow-On Offering effective. In the Follow-On Offering, the Company is offering up to $1 billion in shares of common stock in a primary offering on a best efforts basis and $250 million in shares of common stock to be issued pursuant to the DRP. On July 30, 2020, the Company, amended its charter (as amended, the “Charter”) to redesignate its currently issued and outstanding Class A shares of common stock, Class T shares of common stock and Class I shares of common stock as “Class AX Shares,” “Class TX Shares” and “Class IX Shares,” respectively. In addition, on July 30, 2020, as set forth in the Charter, the Company has reclassified the authorized but unissued portion of its common stock into four additional classes of common stock: Class T Shares, Class S Shares, Class D Shares, and Class I Shares. The Class AX shares, Class TX shares and Class IX shares generally have the same rights, including voting rights, as the Class T shares, Class S shares, Class D shares and Class I shares that the Company is offering pursuant to the Follow-On Offering (Refer to Note 8 – Stockholders’ Equity).

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

As of March 31, 2022, the Company owned the following investments:

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

•	A majority interest (75%) in a joint venture with an unrelated third party (the “Battery Street SF JV”) that owns an office property located in San Francisco, California (the “SF Property”).
•	An industrial property located in Phoenix, Arizona (the “Buchanan Property”).
•	Interests (15%) in a Delaware Statutory Trust, CF Station Multifamily DST (the “Station DST”), which owns a multifamily residential property located in Irving, Texas (the “Station Property”).
•	A majority interest (97%) in a multifamily property located in Carrolton, Texas (the “Keller Property”) through a joint venture (the “Keller JV”) with an unrelated third party.
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
•

A controlling interest of (10%) in a Delaware Statutory Trust, CF Kacey Multifamily DST (the “Kacey DST”), which owns a multifamily residential property located in Kingwood, Texas (the “Kacey Property”).

•

A controlling interest of (10%) in a Delaware Statutory Trust, CF Industry Multifamily DST (the “Industry DST”), which owns a multifamily residential property located in Columbus, OH (the “Industry Property”).

•	An industrial dry/cold storage facility located in Columbus, OH (the “Fisher Road Property”).

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

Variable Interest Entities

The Company determines if an entity is a VIE in accordance with guidance in Accounting Standards Codification (“ASC”) Topic 810, Consolidation. For an entity in which the Company has acquired an interest, the entity will be considered a VIE if the following characteristics are not met: 1) the equity investors in the entity have the characteristics of a controlling financial interest 2) the equity investors’ total investment at risk is sufficient to finance the entity’s activities without additional subordinated financial support and 3) the entity is structured with non-substantive voting rights (i.e., an anti-abuse clause). The Company makes judgments regarding the sufficiency of the equity at risk based first on a qualitative analysis, then a quantitative analysis, if necessary. A qualitative analysis is generally based on a review of the design of the entity, including its control structure and decision-making abilities, and also its financial structure. In a quantitative analysis, the Company would incorporate various estimates, including estimated future cash flows, assumed hold periods and capitalization or discount rates.

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

The Company evaluates all of its investments in real estate-related assets to determine if they are VIEs utilizing judgments and estimates that are inherently subjective. If different judgments or estimates were used for these evaluations, it could result in differing conclusions as to whether or not an entity is a VIE and whether or not to consolidate such entity. As of March 31, 2022 and December 31, 2021, the Company concluded that it had investments in VIEs. Refer to Note 10 — Variable Interest Entities for additional information.

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

Restricted Cash

Restricted cash consists primarily of amounts held by lenders in escrow accounts for real estate taxes and other lender reserves for certain properties.

Deferred Rent Receivable

Deferred rent receivable represents rent earned in excess of rent received as a result of straight-lining rents over the terms of the leases on the FM Property, the CO Property, the Lewisville Property, the SF Property, the Buchanan Property, the DST, the Madison Ave Property, the Valencia Property, the De Anza Property and Fisher Road Property in accordance with ASC Topic 842, Leases. As of March 31, 2022 and December 31, 2021, Deferred rent receivable was $7,186,507 and $5,716,375, respectively.

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

The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate assets may not be recoverable. Impairment indicators that the Company considers include, but are not limited to, bankruptcy or other credit concerns of a property’s major tenant, such as a history of late payments, rental concessions and other factors, a significant decrease in a property’s revenues due to lease terminations, vacancies, co-tenancy clauses, reduced lease rates or other circumstances. When indicators of potential impairment are present, the Company assesses the recoverability of the assets by determining whether the carrying amount of the assets will be recovered through the undiscounted future cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying amount, the Company will adjust the real estate assets to their respective fair values and recognize an impairment loss. Generally, fair value is determined using a discounted cash flow analysis and recent comparable sales transactions. No impairment losses were recorded during the three months ended March 31, 2022 or March 31, 2021 after the Company assessed the recoverability of its assets. As of March 31, 2022 and December 31, 2021, no impairment losses have been identified.

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

Income recognition is suspended for a mezzanine loan investment at the earlier of the date at which payments become 90-days past due or when, in the opinion of management, a full recovery of income and principal becomes doubtful. When the ultimate collectability of the principal of an impaired mezzanine loan investment is in doubt, all payments are applied to principal under the cost recovery method. When the ultimate collectability of the principal of an impaired mezzanine loan investment is not in doubt, contractual income from mezzanine loan is recorded as income from mezzanine loan when received, under the cash basis method until an accrual is resumed when the mezzanine loan investment becomes contractually current and performance is demonstrated to be resumed. A mezzanine loan investment is written off when it is no longer realizable and/or legally discharged. No impairment losses were recorded during the three months ended March 31, 2022 or March 31, 2021 after the Company assessed the recoverability of its assets. As of March 31, 2022 and December 31, 2021, no impairment losses have been identified.

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

Income recognition is suspended for a preferred equity investment at the earlier of the date at which payments become 90-days past due or when, in the opinion of management, a full recovery of income and principal becomes doubtful. When the ultimate collectability of the principal of an impaired preferred equity investment is in doubt, all payments are applied to principal under the cost recovery method. When the ultimate collectability of the principal of an impaired preferred equity investment is not in doubt, contractual preferred return income is recorded as preferred return income when received, under the cash basis method until an accrual is resumed when the preferred return investment becomes contractually current and performance is demonstrated to be resumed. A preferred return investment is written off when it is no longer realizable and/or legally discharged. No impairment losses were recorded during the three months ended March 31, 2022 or March 31, 2021 after the Company assessed the recoverability of its assets. As of March 31, 2022 and December 31, 2021, no impairment losses have been identified.

Unconsolidated Equity Method Investments

The Company performs consolidation analysis in accordance with ASC Topic 810, Consolidation, as described in the “Variable Interest Entities” section of Note 2 — Summary of Significant Accounting Policies. The Company has determined, as a result of its analysis, that it is not the primary beneficiary of its investment in the Station DST, and therefore has not consolidated the entity. The Company has accounted for its investment in the Station DST, which is controlled and managed by CFI, under the equity method of accounting, and included within Investments in real estate-related assets on the Company’s consolidated balance sheet. In accordance with ASC Topic 323, Investments-Equity Method and Joint Ventures, the Company is able to exercise significant influence over this investee. Under the equity method, the investment is adjusted each period for capital contributions and distributions and its share of the entity’s net income (loss). Capital contributions, distributions and net income (loss) of such entity is recorded in accordance with the terms of the governing documents. An allocation of net income (loss) may differ from the stated ownership percentage interest in such entity as a result of preferred returns and allocation formulas, if any, as described in such governing documents. Investments in real estate-related assets are periodically reviewed for impairment based on projected cash flows from the underlying investment. If an impairment is identified, the carrying value of the investment will be reduced to the anticipated recoverable amount. As of March 31, 2022 and December 31, 2021, no impairment has been identified.

Deferred Financing Costs

Costs incurred in connection with obtaining financing are capitalized and amortized over the term of the related loan on a straight-line basis, which approximates the effective interest method. The carrying value of the deferred financing costs at March 31, 2022 and December 31, 2021 was $3,685,465 and $3,798,470, respectively, which is net of accumulated amortization of $654,274 and $488,937, respectively, and recorded as an offset to the related debt. For the three months ended March 31, 2022 and March 31, 2021, amortization of deferred financing costs was $165,337 and $19,107, respectively, and is included in Interest expense on the accompanying consolidated statements of operations.

Revenue Recognition

Rental revenue is recognized on a straight-line basis over the life of the respective leases.

Preferred return income from the Company’s preferred equity investment is recognized when earned and accrued based on the outstanding investment balance.

Income from mezzanine loan investment is recognized when earned and accrued based on the outstanding loan balance.

Other Property Operating Revenues

Other property operating revenues include tenant reimbursement income and revenues received from tenants to cover utilities and other amenities. The tenant reimbursement income is derived from certain property operating expenses, including real estate taxes and insurance, among others, that are paid by the Company and are reimbursed by the tenants of the Company’s properties pursuant to the terms of the respective leases. These reimbursements and other revenues received from tenants are reflected as other property operating revenues in the accompanying consolidated statements of operations, which, for the three months ended March 31, 2022 and March 31, 2021 was $1,348,580 and $518,932, respectively.

Property Operating Expenses

Certain property operating expenses, including real estate taxes and insurance, among others, are paid by the Company and may be reimbursed by the tenants of the Company’s properties pursuant to the terms of the respective leases. These expenses incurred are reflected as Property operating expenses in the accompanying consolidated statements of operations, which for the three months ended March 31, 2022 and March 31, 2021 was $3,751,574 and $352,802, respectively.

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

Stock Subscriptions Receivable

As prescribed by ASC Topic 505, Equity, Stock subscriptions receivable represent the purchase of common stock for which the Company has not yet received payment from the purchaser. As of March 31, 2022 and December 31, 2021, Stock subscriptions receivable were $0 and $419,684, respectively. The amounts of outstanding Stock subscriptions receivable as of December 31, 2021 were received by the Company during January 2022.

Due from Related Party

Due from related party includes amounts due from the Advisor relating to the payment of certain federal and blue sky registration fees, which as of both March 31, 2022 and December 31, 2021 was $415,835.

Deferred Revenue

Deferred revenue represents unearned rent received in advance from tenants at certain of the Company’s properties, which at March 31, 2022 and December 31, 2021 was $1,155,313 and $1,404,670, respectively.

Distribution Payable

Distribution payable is comprised of amounts of distributions declared by the Company but not yet paid and accrued distributions relating to the Performance Participation Allocation (as defined below in Note 8 – Stockholder’s Equity).

Also included within distribution payable is $9,530 due to certain specific affiliates, including the Sponsor, who are entitled to distributions based on their indirect equity interest in the Summerfield DST (as further described in Note 9 – Related Party Transactions). As of March 31, 2022, return of capital distributions were and are derived from net escrow break proceeds from the syndication of the Summerfield DST beneficial interest offering, with the related proceeds held and reported in cash and cash equivalents on the accompanying consolidated balance sheet.

As of March 31, 2022 and December 31, 2021 the aggregate total amount of distribution payable reported by the Company was $6,904,414 and $6,311,100, respectively.

Restricted Reserves

Restricted reserves is comprised of amounts received from tenants at certain of the Company’s properties for recoverable property operating expenses to be paid by the Company on behalf of the tenants, pursuant to the terms of the respective lease arrangements, which at March 31, 2022 and December 31, 2021 was $3,076,685 and $3,932,628, respectively.

Due to Related Parties

Due to related parties is comprised of amounts contractually owed by the Company for various services provided to the Company from related parties, which at March 31, 2022 and December 31, 2021 was $5,623,244 and $2,109,833, respectively (See Note 9 – Related Party Transactions).

Organization and Offering Costs

The Advisor has agreed to pay, on behalf of the Company, all organizational and offering costs (including legal, accounting, and other costs attributable to the Company’s organization and offering, but excluding upfront selling commissions, dealer manager fees and distribution fees) (“O&O Costs”) through the first anniversary of the date on which the Company satisfied the Minimum Offering Requirement, which was May 18, 2018 (the “Escrow Break Anniversary”). After the Escrow Break Anniversary, the Advisor, in its sole discretion, may pay some or all of the additional O&O Costs incurred, but is not required to do so. To the extent the Advisor pays such additional O&O Costs, the Company is obligated to reimburse the Advisor subject to the 1% Cap (as defined below). Following the Escrow Break Anniversary, the Company began reimbursing the Advisor for payment of O&O Costs on a monthly basis, which continued through the period ended May 18, 2021; provided, however, that the Company was not obligated to pay any amounts that as a result of such payment would cause the aggregate payments for O&O Costs (less selling commissions, dealer manager fees and distribution fees) paid to the Advisor to exceed 1% of gross proceeds from all the Company’s public offerings (the “1% Cap”), as of such payment date. Any amounts not reimbursed in any period shall be included in determining any reimbursement liability for a subsequent period. As of March 31, 2022, the Advisor has continued to pay all O&O Costs on behalf of the Company.

As of March 31, 2022 and December 31, 2021, the Advisor has incurred O&O Costs on the Company’s behalf of $11,793,716 and $11,460,817, respectively. As of March 31, 2022 and December 31, 2021, the Company is obligated to reimburse the Advisor for O&O Costs in the amount of $181,551 and $100,391, respectively, which is included within Due to related parties in the accompanying consolidated balance sheets. As of both March 31, 2022 and December 31, 2021, organizational costs of $90,675, were expensed and offering costs of $2,808,125 and $2,314,366, respectively, were charged to stockholders’ equity. As of March 31, 2022 and December 31, 2021, the Company has made reimbursement payments of $2,717,249 and $2,304,650, respectively, to the Advisor for O&O Costs incurred.

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

Earnings Per Share

Basic net income (loss) per share of common stock is determined by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is determined by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period, including common stock equivalents. As of March 31, 2022 and December 31, 2021, there were no material common stock equivalents that would have a dilutive effect on net income (loss) per share for common stockholders. All classes of common stock are allocated net income (loss) at the same rate per share.

For the three months ended March 31, 2022, basic and diluted net loss per share was $(0.34). For the three months ended March 31, 2021, basic and diluted net income per share was and $0.02.

Recently Adopted Accounting Pronouncements

In January 2020, the FASB issued ASU No. 2020-01, Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815)—Clarifying the Interactions between Topic 321, Topic 323, and Topic 815 (a consensus of the FASB Emerging Issues Task Force). These amendments improve current guidance by reducing diversity in practice and increasing comparability of the accounting for the interactions between these codification topics as they pertain to certain equity securities, investments under the equity method of accounting and forward contracts or purchased options to purchase securities that, upon settlement of the forward contract or exercise of the purchased option, would be accounted for under the equity method of accounting or the fair value option. The Company adopted the standard on its effective date beginning January 1, 2022. The adoption of this guidance did not have a material impact on the Company’s unaudited consolidated financial statements.

In October 2020, the FASB issued ASU No. 2020-10, Codification Improvements. The standard amends the Codification by moving existing disclosure requirements to (or adding appropriate references in) the relevant disclosure sections. The ASU also clarifies various provisions of the Codification by amending and adding new headings, cross-referencing, and refining or correcting terminology. The Company adopted the standard on its effective date beginning January 1, 2022. The adoption of this guidance did not have a material impact on the Company’s unaudited consolidated financial statements.

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

Note 3 – Investment in Real Estate

Investment in real estate, net consisted of the following at March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
Building and building improvements	$596,939,528	$545,727,805
Land	86,564,310	82,236,434
Total	683,503,838	627,964,239
Accumulated depreciation	(22,170,143)	(18,256,155)
Investment in real estate, net	$661,333,695	$609,708,084

As of March 31, 2022, the Company owned interests in 21 real properties as described below:

Portfolio	Ownership Percentage	Location	Number of Properties	Square Feet	Remaining Lease Term(1)	Annualized Rental Income(3)	Acquisition Date	Purchase Price(4)
Walgreens Grand Rapids ("GR Property")	100%	Grand Rapids, MI	1	14,552	15.3 years(2)	$500,000	July 2017	$7,936,508
Daimler Trucks North America Office Building ("FM Property")	100%	Fort Mill, SC	1	150,164	6.8 years	$2,670,638	February 2018	$40,000,000
Alliance Data Systems Office Building ("CO Property")	100%	Columbus, OH	1	241,493	10.5 years	$3,362,844	July 2018	$46,950,000
Hoya Optical Labs of America ("Lewisville Property")	100%	Lewisville, TX	1	89,473	6.3 years	$937,060	November 2018	$14,120,000
Williams Sonoma Office Building ("SF Property")	75%	San Francisco, CA	1	13,907	0.0 years(6)	$0	September 2019	$11,600,000
Martin Brower Industrial Buildings ("Buchanan Property")	100%	Phoenix, AZ	1	93,302	10.0 years	$1,083,444	November 2019	$17,300,000
Multifamily Residential Property ("Keller Property")	97%	Carrolton, TX	1	255,627	multiple(5)	$4,647,552	February 2021	$56,500,000
Multifamily Residential Property ("Summerfield Property")	25%	Landover, MD	1	452,876	multiple(5)	$9,590,592	March 2021	$115,500,000
Amazon Last Mile Cleveland ("Madison Ave Property")	100%	Cleveland, OH	1	168,750	9.0 years	$1,555,254	May 2021	$30,800,000
Valencia California ("Valencia Property")	10%	Santa Clarita, CA	1	180,415	13.8 years	$5,323,193	July 2021	$92,000,000
De Anza Plaza Office Buildings ("De Anza Property")	100%	Cupertino, CA	1	83,959	9.3 years	$4,206,056	July 2021	$63,750,000
Multifamily Residential Property ("Kacey Property")	10%	Kingwood, TX	1	296,991	multiple(5)	$5,080,188	November 2021	$67,000,000
Multifamily Residential Property ("Industry Property")	10%	Columbus, OH	1	187,678	multiple(5)	$4,890,864	December 2021	$81,000,000
Mars Petcare Dry/Cold Storage Facility ("Fisher Road Property")	100%	Columbus, OH	1	465,256	5.1 years	$2,984,877	March 2022	$58,000,000

(1)	Reflects number of years remaining until the tenant’s first termination option.
(2)	On March 14, 2022 the tenant (Walgreens) of the GR Property SPE waived the lease termination option and extended the non-cancelable term of the lease by five years to July 31, 2037.
(3)	Reflects the average annualized rental income for the lease(s). Annualized rental income for Keller Property, Summerfield Property, Kacey Property, and Industry Property is based on full occupancy.
(4)	Reflects the contract purchase price at 100% ownership as opposed to adjusted for current ownership percentage as applicable.
(5)	Indicates individual tenant leases (with a 1-year average lease term) for the multifamily residential properties.
(6)	The lease with William Sonoma expired on December 31, 2021. As of March 31, 2022, the SF Property is vacant.

Note 4 - Intangibles

The amortization of acquired above-market and/or below-market leases is recorded as an adjustment to Rental revenue on the consolidated statements of operations. For the three months ended March 31, 2022 and March 31, 2021, the net amount of such amortization was included as an increase to rental income of $198,653 and $204,398, respectively.

The amortization of in-place leases is recorded as an adjustment to Depreciation and amortization expense on the consolidated statements of operations. For the three months ended March 31, 2022 and March 31, 2021, the net amount of such amortization was $2,730,419 and $588,469, respectively.

The amortization of tax abatement on property improvements is recorded as an adjustment to Depreciation and amortization expense on the consolidated statements of operations. For the three months ended March 31, 2022 and March 31, 2021, the net amount of such amortization was $261,429 and $0, respectively.

As of March 31, 2022 and December 31, 2021, the gross carrying amount and accumulated amortization of the Company’s intangible assets consisted of the following:

	March 31, 2022	December 31, 2021
Intangible assets:
In-place lease intangibles	$61,110,157	$55,734,750
Above-market lease intangibles	2,112,734	2,112,734
Tax abatement on property improvements intangibles	14,640,000	14,640,000
Total intangible assets	77,862,891	72,487,484
Accumulated amortization:
In-place lease amortization	(13,307,999)	(10,577,580)
Above-market lease amortization	(287,962)	(238,867)
Tax abatement on property improvements amortization	(348,571)	(87,143)
Total accumulated amortization	(13,944,532)	(10,903,590)
Intangible assets, net	$63,918,359	$61,583,894

The estimated future amortization on the Company’s intangible assets for each of the next five years and thereafter as of March 31, 2022 is as follows:

Year	In-place Lease Intangibles	Above-market Lease Intangibles	Tax Abatement on Property Improvements	Total
2022 (remaining)	6,354,998	147,284	784,286	7,286,568
2023	5,815,600	196,378	1,045,714	7,057,692
2024	5,616,850	196,378	1,045,714	6,858,942
2025	5,616,850	196,378	1,045,714	6,858,942
2026	4,868,972	196,378	1,045,714	6,111,064
Thereafter	19,528,888	891,976	9,324,287	29,745,151
	$47,802,158	$1,824,772	$14,291,429	$63,918,359

As of March 31, 2022 and December 31, 2021, the gross carrying amount and accumulated amortization of the Company’s Intangible liabilities consisted of the following:

	March 31, 2022	December 31, 2021
Intangible liabilities:
Below-market lease intangibles	$13,604,802	$11,487,001
Accumulated amortization:
Below-market lease amortization	(2,456,193)	(2,201,745)
Intangible liabilities, net	$11,148,609	$9,285,256

The estimated future amortization on the Company’s intangible liabilities for each of the next five years and thereafter as of March 31, 2022 is as follows:

Year	Below-market Lease Intangibles
2022 (remaining)	966,979
2023	1,289,305
2024	1,289,305
2025	1,289,305
2026	1,198,178
Thereafter	5,115,537
$11,148,609

Note 5 - Five Year Minimum Rental Payments

The estimated future minimum rents the Company expects to receive for the GR Property, FM Property, CO Property, Lewisville Property, the DST Properties, SF Property, Buchanan Property, Madison Ave Property, Valencia Property, De Anza Property, and Fisher Road Property for each of the next five years and thereafter through the end of the primary term as of March 31, 2022 is as follows:

Year	GR Property	FM Property	CO Property	Lewisville Property	DST Properties	Buchanan Property	Madison Ave Property	Valencia Property	DeAnza Property	Fisher Road Property	Total
2022 (remaining)	375,000	1,958,514	2,441,352	686,949	1,729,317	776,143	1,067,825	3,294,119	2,825,741	2,147,156	17,302,116
2023	500,000	2,663,909	3,286,073	943,411	2,305,756	1,075,458	1,459,361	4,523,923	3,864,652	2,910,564	23,533,107
2024	500,000	2,716,467	3,321,234	943,411	2,305,756	1,079,150	1,495,845	4,659,641	3,980,591	2,968,333	23,970,428
2025	500,000	2,770,526	3,356,771	971,713	2,320,167	1,079,150	1,533,241	4,799,430	4,067,880	3,026,878	24,425,756
2026	500,000	2,826,087	3,392,689	971,713	2,421,044	1,079,150	1,571,572	4,943,413	4,179,206	3,087,361	24,972,235
Thereafter	5,291,667	5,823,360	20,179,665	1,472,145	25,332,819	5,859,316	7,133,650	51,727,285	20,800,037	1,296,901	144,916,845
Total	$7,666,667	$18,758,863	$35,977,784	$5,989,342	$36,414,859	$10,948,367	$14,261,494	$73,947,811	$39,718,107	$15,437,193	$259,120,487

Note: Multifamily properties have been excluded as the typical lease has a 1-year average lease term.
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

On October 29, 2020, the Station DST acquired the fee simple interest in a 444-unit apartment community located in Irving, Texas (the “Station DST Property”), for a total purchase price of $106 million. The purchase price was comprised of $47.1 million in equity and $58.9 million in proceeds from a mortgage loan. At March 31, 2022, the Station DST Property is 93.91% occupied.

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

The results of operations for the Company’s investments in real estate-related assets for the three months ended March 31, 2022 and March 31, 2021 are summarized below:

	For the Three Months Ended March 31,
Station DST	2022	2021
Revenues	$1,812,907	$953,326
Operating expenses	$(3,866,890)	(505,732)
Other expenses, net	$(409,128)	(1,369,235)
Net income (loss)	$(2,463,111)	$(921,641)
Net income (loss) attributable to the Company(1)	$(465,280)	$(261,807)
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

On November 4, 2021, in connection with the purchase of the Kacey Property, the Kacey DST entered into a loan agreement (the “Kacey Loan” with Arbor Private Label, LLC (the Kacey Lender”) for an outstanding principal amount of $40,640,000.

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

Credit Facility – Citizens Bank

On July 23, 2021, the Company, the Operating Partnership (the “Credit Facility Borrower”), the Lewisville Property SPE, the Madison Ave Property SPE, and the De Anza Property SPE, pursuant to a credit facility agreement (the “Credit Facility Agreement”) with Citizens Bank, N.A., (the, “Facility Lender”), entered into a senior secured revolving credit facility (the “Citizens Facility”) for an aggregate principal amount of $100 million. The Credit Facility Agreement provides the Credit Facility Borrower with the ability from time to time to increase the size of the aggregate commitment made under the agreement by an additional $100.0 million up to a total of $200 million, subject to receipt of lender commitments and other conditions. The Citizens Facility matures on July 23, 2024, and may be extended pursuant to two one-year extension options, subject to continuing compliance with the financial covenants and other customary conditions and the payment of an extension fee. At the Credit Facility Borrower’s election, borrowings under the Credit Facility Agreement will be charged interest based on (i) LIBOR multiplied by a statutory reserve rate plus a margin ranging from 1.75% to 2.25%, or (ii) an alternative base rate plus a margin ranging from 0.75% to 1.25%, depending on the Company’s loan to value ratio. Borrowings under the Credit Facility Agreement are available for general corporate purposes, including but not limited to the acquisition and operation of permitted investments.

As of March 31, 2022, the amounts outstanding under the Citizen Facility were approximately $47.9 million.

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

As of March 31, 2022 and December 31, 2021, the Company’s Loans payable balance was $375,201,719 and $356,088,714, net of deferred financing costs, respectively. As of March 31, 2022 and December 31, 2021, deferred financing costs were $3,685,465 and $3,798,470, net of accumulated amortization of $654,274 and $488,937, respectively, which has been accounted for within Interest expense on the consolidated statements of operations.

Information on the Company’s Loans payable as of March 31, 2022 and December 31, 2021 is as follows:

Description	March 31, 2022
	GR Property	FM Property	CO Property	DST Properties	Buchanan Property	Keller Springs Property	Summerfield Property	Valencia Property	Credit Facility	Kacey Property	Industry Property	Total
Principal amount of loans	$4,500,000	$21,000,000	$26,550,000	$22,495,184	$9,600,000	$31,277,000	$76,575,000	$55,200,000	$47,850,000	$40,640,000	$43,200,000	$378,887,184
Less: Deferred financing costs, net of accumulated amortization of $654,274	(43,241)	(125,206)	(182,047)	(245,708)	(72,772)	(297,526)	(197,676)	(827,743)	(889,190)	(365,350)	(439,006)	(3,685,465)
Loans payable, net of deferred financing costs and amortization	$4,456,759	$20,874,794	$26,367,953	$22,249,476	$9,527,228	$30,979,474	$76,377,324	$54,372,257	$46,960,810	$40,274,650	$42,760,994	$375,201,719

Description	December 31, 2021
	GR Property	FM Property	CO Property	DST Properties	Buchanan Property	Keller Springs Property	Summerfield Property	Valencia Property	Credit Facility	Kacey Property	Industry Property	Total
Principal amount of loans	$4,500,000	$21,000,000	$26,550,000	$22,495,184	$9,600,000	$31,277,000	$76,575,000	$55,200,000	$28,850,000	$40,640,000	$43,200,000	$359,887,184
Less: Deferred financing costs, net of accumulated amortization of $488,937	(45,290)	(129,773)	(186,338)	(252,090)	(74,520)	(305,751)	(203,088)	(849,750)	(927,108)	(374,663)	(450,099)	$(3,798,470)
Loans payable, net of deferred financing costs and amortization	$4,454,710	$20,870,227	$26,363,662	$22,243,094	$9,525,480	$30,971,249	$76,371,912	$54,350,250	$27,922,892	$40,265,337	$42,749,901	$356,088,714

For the three months ended March 31, 2022 and March 31, 2021, the Company incurred $3,174,733 and $1,007,501, respectively, of interest expense, which is included within Interest expense on the consolidated statements of operations. As of March 31, 2022 and December 31, 2021, $990,873 and $802,286 respectively, was unpaid and is recorded as accrued interest payable on the Company’s consolidated balance sheets. All of the unpaid interest expense accrued as of March 31, 2022 and December 31, 2021 was paid during April 2022 and January 2022, respectively.

Also included within Interest expense on the consolidated statements of operations is amortization of deferred financing costs, which, for the three months ended March 31, 2022 and March 31, 2021, was $165,337 and $19,107, respectively.

The following table presents the future principal payments due under the Company’s loan agreements as of March 31, 2022:

Year	Amount
2022 (remaining)	—
2023	—
2024	47,850,000
2025	—
2026	—
Thereafter	331,037,184
Total	$378,887,184

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

As of March 31, 2022, the Company’s total number of authorized shares was 400,000,000, consisting of 10,000,000 of Class AX authorized common shares, 5,000,000 of Class TX authorized common shares, 5,000,000 of Class IX authorized common shares, 100,000,000 of Class T authorized common shares, 20,000,000 of Class S authorized common shares, 60,000,000 of Class D authorized common shares, and 200,000,000 of Class I authorized common shares. The Class AX Shares, Class D Shares, Class I Shares, Class IX Shares, Class S Shares, Class T Shares and Class TX Shares have the same voting rights and rights upon liquidation, although distributions are expected to differ due to the distribution fees payable with respect to Class D Shares, Class S Shares, Class T Shares and Class TX Shares, which will reduce distributions to the holders of such classes of shares.

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

As of March 31, 2022, the Company had sold 11,415,476 shares of its common stock (consisting of 3,585,298 Class AX Shares, 1,130,588 Class TX Shares, 1,209,492 Class IX Shares, 4,369,581 Class I Shares, 740,526 Class T Shares, 375,628 Class D shares, and 4,363 Class S shares) in the Offerings for aggregate net proceeds of $280,654,141. As of December 31, 2021, the Company had sold 9,497,468 shares of its common stock (consisting of 3,433,039 Class AX Shares, 1,319,066 Class TX Shares, 1,203,025 Class IX Shares, 2,707,306 Class I Shares, 555,074 Class T Shares, 275,596 Class D Shares and 4,362 Class S Shares) in the Offerings for aggregate net proceeds of $231,691,080.

Distributions

The Company’s board of directors has authorized, and the Company has declared, distributions for the period September 1, 2020 through April 1, 2022 in an amount equal to $0.004234973 per day (or approximately $1.55 on an annual basis) per each share of common stock, less, for holders of certain classes of shares, the distribution fees that are payable with respect to such classes of shares as further described in the applicable prospectus. The distributions are payable by the 5th business day following each month end to stockholders of record at the close of business each day during the prior month.

To ensure that the Company has sufficient funds to cover cash distributions authorized and declared during the Initial Offering, the Company and CFI entered into a distribution support agreement, as amended (the “Distribution Support Agreement”). The terms of the agreement provide that in the event that cash distributions exceed modified funds from operations (“MFFO”), defined as a supplemental measure to reflect the operating performance of a non-traded REIT, for any calendar quarter through the termination of the Primary Offering, CFI shall purchase Class IX Shares from the Company in an amount equal to the distribution shortfall, up to $5 million (less the $2.0 million of shares purchased by CFI in order to satisfy the Minimum Offering Requirement). On August 10, 2020, the Company and CFI entered into Second Amended and Restated Distribution Support Agreement (the “Amended Distribution Support Agreement”) to ensure that the Company has a sufficient amount of funds to pay cash distributions to stockholders during the Follow-On Offering. Pursuant to the Amended Distribution Support Agreement, in the event that cash distributions exceed MFFO, CFI will purchase Class I Shares from the Company in the Follow-On Offering in an amount equal to the distribution shortfall, up to $5 million (less the $2.0 million of shares purchased by CFI in order to satisfy the Minimum Offering Requirement and any shares purchased by CFI pursuant to the Distribution Support Agreement in the Initial Offering). As of March 31, 2022, CFI’s remaining obligation pursuant to the Amended Distribution Support Agreement is limited to $1,867,720.

As of March 31, 2022 and December 31, 2021, the Company has declared distributions of $34,785,850 and $30,781,216, respectively, of which $1,470,030 and $1,210,652, respectively, was unpaid as of the respective reporting dates and has been recorded as distributions payable on the accompanying consolidated balance sheets. All of the unpaid distributions as of March 31, 2022 and December 31, 2021 were paid during April 2022 and January 2022, respectively. As of March 31, 2022 and December 31, 2021, distributions reinvested pursuant to the Company’s DRP were $11,398,379 and $10,252,165, respectively.

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

During the three months ended March 31, 2022, the Company repurchased 69,156 shares, in the amount of $1,784,426. During the three months ended March 31, 2021, the Company repurchased 78,777 shares, in the amount of $1,884,438.

Non-controlling Interest

Special Unit Holder

The Special Unit Holder has invested $1,000 in the Operating Partnership and has been issued a special class of limited partnership units as part of the overall consideration for the services to be provided by the Advisor. In addition, the Special Unit Holder is entitled to receive a performance participation distribution from the Operating Partnership, subject to certain terms and calculations as defined within the amended Operating Partnership agreement. Such allocation (the “Performance Participation Allocation”) is paid in cash annually and accrued monthly. As of March 31, 2022, the Special Unit Holder is entitled to $6,210,635, pursuant to the Performance Participation Allocation, $785,783 of which were paid by the Company in January 2022. The outstanding amounts of $5,424,852 of Performance Participation Allocation has been included as a component of Distributions payable on the accompanying consolidated balance sheet. The Special Unit Holder investment in the Operating Partnership, including the Performance Participation Allocation, have been recorded as components of Non-controlling interests in subsidiaries on the consolidated balance sheets as of March 31, 2022 and December 31, 2021, respectively.

GSR Interest in the SF Property SPE

Based on the Company’s consolidation analysis, which was performed in accordance with ASC 810 as described in the “Variable Interest Entities” section of Note 2 — Summary of Significant Accounting Policies, management has determined that the Company is the primary beneficiary of the SF Property SPE. Accordingly, the Company has consolidated the SF Property SPE. As of March 31, 2022, the Company’s ownership interest in the SF Property SPE was 75%, and GSR’s interest was 25%. GSR’s total ownership interest of $2,841,253 has been recorded as a component of Non-controlling interests in subsidiaries on the Company’s unaudited consolidated balance sheet as of March 31, 2022.

Non-controlling interest in Keller Property SPE

Based on the Company’s consolidation analysis, which was performed in accordance with ASC 810 as described in the “Variable Interest Entities” section of Note 2 — Summary of Significant Accounting Policies, management has determined that the Company is the primary beneficiary of the Keller Property SPE. Accordingly, the Company has consolidated the Keller Property SPE. As of March 31, 2022, the Company’s ownership interest in the Keller Property SPE was 97%, and other parties’ interest was 3%. The other parties’ total ownership interest of $472,749 has been recorded as a component of Non-controlling interests in subsidiaries on the Company’s unaudited consolidated balance sheet as of March 31, 2022.

Non-controlling interest in Summerfield DST

Based on the Company’s consolidation analysis, which was performed in accordance with ASC 810 as described in the “Variable Interest Entities” section of Note 2 — Summary of Significant Accounting Policies, management has determined that the Company is the primary beneficiary of the Summerfield DST. Accordingly, the Company has consolidated the Summerfield DST. As of March 31, 2022, the Company’s ownership interest in the Summerfield DST was 25%, and other parties’ interest was 75%. The other parties’ total ownership interest of $30,712,303 has been recorded as a component of Non-controlling interests in subsidiaries on the Company’s unaudited consolidated balance sheet as of March 31, 2022.

In connection with the acquisition of the Summerfield Property, a wholly owned subsidiary of the Operating Partnership entered a joint venture (the “Summerfield MT JV”) between the wholly owned subsidiary of the Operating Partnership and affiliates of Hamilton Zanze (“HZ”). As of March 31, 2022, the Company’s ownership interest in the Summerfield MT JV was 90%, and HZ’s interest was 10%. HZ’s total ownership interest of $116,628 has been recorded as a component of Non-controlling interests in subsidiaries on the Company’s unaudited consolidated balance sheet as of March 31, 2022.

Non-controlling interest in Valencia DST

Based on the Company’s consolidation analysis, which was performed in accordance with ASC 810 as described in the “Variable Interest Entities” section of Note 2 — Summary of Significant Accounting Policies, management has determined that the Company is the primary beneficiary of the Valencia DST. Accordingly, the Company has consolidated the Valencia DST. As of March 31, 2022, the Company’s ownership interest in the Valencia DST was 10% and other parties’ interest was 90%. The other parties’ total ownership interest of $37,860,608 has been recorded as a component of Non-controlling interests in subsidiaries on the Company’s unaudited consolidated balance sheet as of March 31, 2022.

Non-controlling interest in Kacey DST

Based on the Company’s consolidation analysis, which was performed in accordance with ASC 810 as described in the “Variable Interest Entities” section of Note 2 – Summary of Significant Accounting Policies, management has determined that the Company is the primary beneficiary of the Kacey DST. Accordingly, the Company has consolidated the Kacey DST. As of March 31, 2022, the Company’s ownership interest in the Kacey DST was 10% and other parties’ interest was 90%. The other parties’ total ownership interest of $24,309,650 has been recorded as a component of Non-controlling interests in subsidiaries on the Company’s consolidated balance sheet as of March 31, 2022.

In connection with the acquisition of the Kacey Property, a wholly owned subsidiary of the Operating Partnership entered a joint venture (the “Kacey MT JV”) between the wholly owned subsidiary of the Operating Partnership and affiliates of CAF Capital Partners (“CAF”). As of March 31, 2022, the Company’s ownership interest in the Kacey MT JV was 92.5% and CAF’s interest was 7.5%. CAF’s total ownership interest of $94,230 has been recorded as a component of Non-controlling interests in subsidiaries on the Company’s consolidated balance sheet as of March 31, 2022.

Non-controlling interest in Industry DST

Based on the Company’s consolidation analysis, which was performed in accordance with ASC 810 as described in the “Variable Interest Entities” section of Note 2 – Summary of Significant Accounting Policies, management has determined that the Company is the primary beneficiary of the Industry DST. Accordingly, the Company has consolidated the Industry DST. As of March 31, 22, the Company’s ownership interest in the Industry DST was 10% and other parties’ interest was 90%. The other parties’ total ownership interest of $34,986,505 has been recorded as a component of non-controlling interests in subsidiaries on the Company’s consolidated balance sheet as of March 31, 2022.

In connection with the acquisition of the Industry Property, a wholly owned subsidiary of the Operating Partnership entered a joint venture (the “Industry MT JV”) between the wholly owned subsidiary of the Operating Partnership and affiliates of BH Equities, LLC (“BH”). As of March 31, 2022, the Company’s ownership interest in the Industry MT JV was 90% and BH’s interest was 10%. BH’s total ownership interest of $107,970 has been recorded as a component of Non-controlling interests in subsidiaries on the Company’s consolidated balance sheet as of March 31, 2022.

Non-controlling interest in CF Net Lease Portfolio IV DST

On November 23, 2021, the Company, through the Operating Partnership and CF Net Lease Portfolio IV DST (the “DST”) entered into a managing broker-dealer agreement, (the “DST Dealer Manager Agreement”), with the Dealer Manager, pursuant to which the Dealer Manager agreed to conduct a private placement offering, (the “DST Offering”), of up to $21,620,000 of the DST’s beneficial interest representing 100% of the interests to third party investors on a “best efforts” basis. As of March 31, 2022, the DST has received gross proceeds of $21,620,000 from the DST Offering.

Based on the Company’s consolidation analysis, which was performed in accordance with ASC 810 as described in the “Variable Interest Entities” section of Note 2 – Summary of Significant Accounting Policies, management has determined that the Company is the primary beneficiary of the DST. Accordingly, the Company has consolidated the DST. As of March 31, 2022, the other parties’ interest was 100%. The other parties’ total ownership interest of $14,107,340 has been recorded as a component of Non-controlling interests in subsidiaries on the Company’s consolidated balance sheet as of March 31, 2022.

Note 9 – Related Party Transactions

Jointly Owned Investments

As of both March 31, 2022 and December 31, 2021, the Company owned interests in eight jointly owned investments with some or all of the remaining interest held by affiliates of the Advisor. The Company consolidates seven of these joint ventures as the primary beneficiary and account for the one remaining investment under the equity method of accounting. Refer to the “Variable Interest Entities” section of Note 2 – Summary of Significant Accounting Policies for further information on the Company’s VIE policy.

Keller Property SPE

During the three months ended March 31, 2022, the Company purchased additional interests of $5,101,423 in the Keller Member JV increasing the Company’s ownership interest to 100%. As of March 31, 2022, the Company’s interest in the Keller Property SPE was 97%. The remaining 3% interests in the Keller Property is owned by CAF, an unrelated third party.

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

As of March 31, 2022 and December 31, 2021, the Advisor had incurred $11,793,716 and $11,460,817, respectively, of O&O Costs (other than upfront selling commissions, dealer manager fees and distribution fees) on behalf of the Company. The amount of the Company’s obligation is limited to the 1% Cap less any reimbursement payments made by the Company to the Advisor for O&O Costs incurred, which, at March 31, 2022 and December 31, 2021, is $181,551 and $100,391, respectively, and is included within Due to related parties in the accompanying consolidated balance sheets. As of both March 31, 2022 and December 31, 2021, organizational costs of $90,675, were expensed and offering costs of $2,808,125 and $2,314,366, respectively, were charged to stockholders’ equity. As of March 31, 2022 and December 31, 2021, the Company has made reimbursement payments of $2,717,249 and $2,304,650, respectively, to the Advisor for O&O Costs incurred. As of March 31, 2022, the Advisor has continued to pay all O&O Costs on behalf of the Company.

Asset Management Fees. Asset management fees are due to the Advisor. Asset management fees payable to the Advisor consist of monthly fees equal to one-twelfth of 1.20% of the Company’s most recently disclosed NAV.

For the three months ended March 31, 2022, and March 31, 2021, the Company incurred asset management fees of $755,941 and $466,823, respectively. The asset management fee related to the month of March 2022 of $268,797 was unpaid as of March 31, 2022 and has been included within Due to related parties on the consolidated balance sheet. The amount of asset management fees incurred by the Company during the applicable period is included in the calculation of the limitation of operating expenses pursuant to the 2%/25% Guidelines (as defined and described below).

Other Operating Expenses. Effective April 1, 2018, the Advisory Agreement (i) includes limitations with regards to the incurrence of and additional limitations on reimbursements of operating expenses and (ii) clarifies the reimbursement and expense timing and procedures, including potential reimbursement of unreimbursed operating expenses.

Pursuant to the terms of the Advisory Agreement (which subsequently were incorporated into the Amended Advisory Agreement as defined above), the Company is obligated to reimburse the Advisor for certain operating expenses. Beginning October 1, 2018, the Company was subject to the limitation that it generally may not reimburse the Advisor for any amounts by which the total operating expenses at the end of the four preceding fiscal quarters exceeds the greater of (i) 2% of average invested assets (as defined in the Advisory Agreement) and (ii) 25% of net income other than any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of investments for that period (the “2%/25% Guidelines”). If the Company’s independent directors determine that all or a portion of such amounts in excess of the limitation are justified based on certain factors, the Company may reimburse amounts in excess of the limitation to the Advisor. In addition, beginning on October 1, 2018, the Company may request any operating expenses that were previously reimbursed to the Advisor in prior or future periods in excess of the limitation to be remitted back to the Company. The Company reimbursed $1,004,539 of the operating expense reimbursement obligation to the Advisor in January 2019. As of March 31, 2022, the Company has accrued but not reimbursed $4,870,241 in operating expenses pursuant to the Advisory Agreement, which represents the current operating expense reimbursement obligation to the Advisor.

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

As of March 31, 2022, the total amount of unreimbursed operating expenses was $13,435,158. This includes operating expenses incurred by the Advisor on the Company’s behalf which have not been invoiced to the Company and also amounts invoiced to the Company by the Advisor but not yet reimbursed (“Unreimbursed Operating Expenses”). The amount of operating expenses incurred by the Advisor during the three months ended March 31, 2022 and March 31, 2021 which were not invoiced to the Company amounted to $706,913 and $694,740, respectively.

Property Management Fees. If the Company will engage the Advisor or an affiliate to serve as a property manager with respect to a particular property, the Company will generally pay market rate property management fees. For the three months ended March 31, 2022 and March 31, 2021, the Company incurred property management fees of $373,273 and $36,761, respectively. The property management fees incurred during the month of March 31, 2022 of $70,869 was unpaid as of March 31, 2022 and have been included within Due to related parties on the consolidated balance sheet.

Leasing Commissions. If the Advisor or an affiliate is the Company’s primary leasing agent, then the Company will pay customary leasing fees in amount that is usual and customary in that geographic area for that type of property. As of March 31, 2022 and December 31, 2021, no such amounts have been incurred by the Company.

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

As of March 31, 2022, the likelihood, probability and timing of each of the possible occurrences or events listed in the preceding sentences (i) and (ii) in the above paragraph are individually and collectively uncertain. Additionally, whether or not the Company will have fully invested the proceeds from Initial Offering and also whether the Company’s stockholders will have received, or are deemed to have received, in the aggregate, cumulative distributions equal to their invested capital plus a 6% cumulative, non-compound annual pre-tax return on such invested capital at the time of any such occurrence or event is also uncertain. As of both March 31, 2022 and December 31, 2021, CFI has paid Sponsor Support totaling $5,374,526 which will be subject to reimbursement by the Company to CFI in the event of these highly conditional circumstances.

The following summarizes the fees payable to the Dealer Manager:

Distribution Fees. Under the Dealer Manager Agreements, distribution fees are payable to the Dealer Manager with respect to the Company’s Class TX Shares, Class T Shares, Class S Shares and Class D Shares, all or a portion of which may be re-allowed by the Dealer Manager to participating broker-dealers. Under the IPO Dealer Manager Agreement, the distribution fees for Class TX Shares accrue daily and are calculated on outstanding Class TX Shares issued in the Primary Offering in an amount equal to 1.0% per annum of (i) the gross offering price per Class TX Share in the Primary Offering, or (ii) if the Company is no longer offering Class TX Shares in a public offering, the most recently published per share NAV of Class TX Shares. Under the Follow-On Dealer Manager Agreement, the Company has agreed to pay the Dealer Manager (a) with respect to the Class T Shares and Class S Shares, a distribution fee in an annual amount equal to 0.85% of the aggregate NAV of the outstanding Class T Shares and Class S Shares, as applicable, and (b) with respect to the Class D Shares, a distribution fee in an annual amount equal to 0.25% of the aggregate NAV of the outstanding Class D Shares. The distribution fees are payable monthly in arrears and are paid on a continuous basis from year to year. During the three months ended March 31, 2022 and March 31, 2021, the Company paid distribution fees of $115,512 and $79,226, respectively. As of March 31, 2022 and December 31, 2021, the Company has incurred a liability of $6,855 and $267,284, respectively, which is included within Due to related parties on the consolidated balance sheets, $34,922 and $34,119, respectively, of which was due as of March 31, 2022 and December 31, 2021 and paid during April 2022 and January 2022, respectively.

Selling Commissions. Selling commissions payable to the Dealer Manager in the Initial Offering consisted of (i) up to 1% of gross offering proceeds paid by CFI for Class AX Shares and Class TX Shares and, (ii) up to 5% and 2% of gross offering proceeds from the sale of Class AX Shares and Class TX Shares, respectively. No selling commissions were payable with respect to Class IX Shares. Selling commissions in the Follow-On Offering consist of 3% and 3.5% of gross offering proceeds from the sale of Class T Shares and Class S Shares, respectively. All or a portion of such selling commissions may be re-allowed to participating broker-dealers. No selling commissions will be payable with respect to Class D Shares and Class I Shares. For the three months ended March 31, 2022 and the year ended December 31, 2021, the Company incurred $128,315 and $341,640 of selling commissions, respectively, which is included within Additional paid-in capital on the consolidated balance sheets. At both March 31, 2022 and December 31, 2021, $1,182,925 of Sponsor Support, has been recorded and $1,182,925, has been reimbursed by CFI. No Sponsor Support payment was due at March 31, 2022, as Sponsor Support ended with the termination of the Primary Offering.

Dealer Manager Fees. Dealer manager fees payable to the Dealer Manager in the Initial Offering consisted of up to 3.0% of gross offering proceeds from the sale of Class AX Shares and Class TX Shares sold in the Primary Offering and up to 1.5% of gross offering proceeds from the sale of Class IX Shares sold in the Primary Offering, all of which were paid by CFI. A portion of such dealer manager fees may be re-allowed to participating broker-dealers as a marketing fee. Dealer Manager fees payable to the Dealer Manager in the Follow-On Offering consist of up to 0.5% of gross offering proceeds from the sale of Class T Shares sold in the primary portion of the Follow-On Offering. No dealer manager fees will be payable with respect to Class S Shares, Class D Shares and Class I Shares. For the three months ended March 31, 2022 and the year ended December 31, 2021, the Company recorded $23,749 and $61,908 of dealer manager fees, respectively, which is included within Additional paid-in capital on the consolidated balance sheets. As of both March 31, 2022 and December 31, 2021, all of the Sponsor Support related to dealer manager fees has been recorded and $4,191,601, has been reimbursed by CFI. No Sponsor Support payment was due at March 31, 2022, as Sponsor Support ended with the termination of the Primary Offering.

The following table summarizes the above mentioned fees and expenses incurred by the Company and amounts of investment funding due by the Company for the three months ended March 31, 2022:

		Due to related parties as of	Three months ended March 31, 2022		Due to related parties as of
Type of Fee or Reimbursement	Financial Statement Location	December 31, 2021	Incurred	Paid	March 31, 2022
Management Fees
Asset management fees	Management fees	$223,602	$755,941	$710,746	$268,797
Property management and oversight fees	Management fees	63,873	373,273	366,276	70,870
Organization, Offering and Operating Expense Reimbursements
Operating expenses(1)	General and administrative expenses	1,234,253	3,635,988	—	4,870,241
Organization expenses(2)	General and administrative expenses	—	—	—	—
Admin Fees(2)	General and administrative expenses	18,000	4,500	—	22,500
Offering costs(2)	Additional paid-in capital	100,391	493,760	412,600	181,551
Commissions and Fees
Selling commissions and dealer manager fees, net	Additional paid-in capital	—	152,064	152,064	—
Distribution fees(3)	Additional paid-in capital	267,284	(144,917)	115,512	6,855
Investment Funding
Distribution due(4)	Additional paid-in capital	202,430	—	—	202,430
Total		$2,109,833	$5,270,609	$1,757,198	$5,623,244

Note:

(1) As of March 31, 2022, the Advisor has incurred, on behalf of the Company, a total of $13,435,158 in Unreimbursed Operating Expenses, including a total of $706,913 for the three months ended March 31, 2022 for which the Advisor has not invoiced the Company for reimbursement. The total amount of Unreimbursed Operating Expenses may, in future periods, be subject to reimbursement by the Company pursuant to the terms of the Advisory Agreement.

(2) As of March 31, 2022, the Advisor has incurred, on behalf of the Company, a total of $11,793,716 of O&O Costs, of which the Company’s obligation is limited to $181,551, pursuant to the 1% Cap.

(3) The incurred amount reflects the change in accrual.

(4) Reflects distribution amount owed by the Company to the CF Keller Holdings LLC.

The following table summarizes the above mentioned fees and expenses incurred by the Company for the year ended December 31, 2021:

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

(4) Reflects distribution amount owed by the Company to the CF Keller Holdings, LLC.

Investment by CFI

CFI initially invested $200,001 in the Company through the purchase of 8,180 Class AX Shares at $24.45 per share. CFI may not sell any of these shares during the period it serves as the Company’s sponsor. Neither the Advisor nor CFI currently has any options or warrants to acquire any of the Company’s shares.

As of March 31, 2022, CFI has invested $4,782,281 in the Company through the purchase of 191,337 shares (8,180 Class AX Shares for an aggregate purchase price of $200,001 and 183,157 Class IX Shares for an aggregate purchase price of $4,582,280). CFI purchased 125,157 of the Class IX Shares in the amount of $3,132,280 pursuant to the Distribution Support Agreement, which provides that in certain circumstances where the Company’s cash distributions exceed the Company’s modified funds from operations, CFI will purchase up to $5.0 million of Class IX Shares (including the $2.0 million of shares purchased in order to satisfy the Minimum Offering Requirement) at the then current offering price per Class IX Share net of dealer manager fees to provide additional cash to support distributions to the Company’s stockholders. On August 10, 2020, the Company and CFI entered into the Amended Distribution Support Agreement to ensure that the Company has a sufficient amount of funds to pay cash distributions to stockholders during the Follow-On Offering. Pursuant to the Amended Distribution Support Agreement, in the event that cash distributions exceed MFFO, CFI will purchase Class I Shares from the Company in the Follow-On Offering in an amount equal to the distribution shortfall, up to $5 million (less the $2.0 million of shares purchased by CFI in order to satisfy the Minimum Offering Requirement and any shares purchased by CFI pursuant to the Distribution Support Agreement in the Initial Offering).

Sponsor Support

The Company’s sponsor, CFI, is a Delaware limited liability company and an affiliate of CFLP. CFI has paid a portion of selling commissions and all of the dealer manager fees, up to a total of 4% of gross offering proceeds from the sale of Class AX Shares and Class TX Shares, as well as 1.5% of gross offering proceeds from the sale of Class IX Shares, incurred in connection with the Initial Offering. The Company will reimburse such expenses (i) immediately prior to or upon the occurrence of a liquidity event, including (A) the listing of the Company’s common stock on a national securities exchange or (B) a merger, consolidation or a sale of substantially all of the Company’s assets or any similar transaction or any transaction pursuant to which a majority of the Company’s board of directors then in office are replaced or removed, or (ii) upon the termination of the Amended Advisory Agreement by the Company or by the Advisor. In each such case, the Company only will reimburse CFI after the Company has fully invested the proceeds from the Initial Offering and the Company’s stockholders have received, or are deemed to have received, in the aggregate, cumulative distributions equal to their invested capital plus a 6% cumulative, non-compounded annual pre-tax return on such invested capital. As of March 31, 2022, CFI has paid Sponsor Support totaling $5,374,526.

Note 10 - Variable Interest Entities

As of March 31, 2022 and December 31, 2021, certain VIEs have been identified. In regard to the Company’s investment in the SF Property, the Keller Property, the Summerfield Property, the Valencia Property, the Kacey Property, the DST, and the Industry Property, the Company has determined itself to be the primary beneficiary because the Company has a significant variable interest in and control over the SF Property, Keller Property, and a controlling interest in the Summerfield Property, the Valencia Property, the Kacey Property, the DST, and the Industry Property. Therefore, the Company has consolidated the SF Property, the Keller Property, the Summerfield Property, the Valencia Property, the Kacey Property, the DST and the Industry Property. In regard to the Company’s investment in the Station DST, the Company has determined itself not to be the primary beneficiary, because the Company does not have a significant variable interest in and control over the Station DST. Therefore, the Company has not consolidated the Station DST. The Company’s maximum exposure to loss from its interest in an unconsolidated VIE as of March 31, 2022 is $6,584,303 related to its investment in a real estate-related asset, the Station DST. Refer to Note 6 - Investments in Real Estate-Related Assets for additional information.

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

For lessees, the lease accounting standard ASC 842, Leases requires the lessee to recognize the assets and liabilities that arise from the leases. A lessee can classify a lease as either a finance lease or operating lease based on meeting certain criteria under ASC 842. In connection with the accounting standard, the Company is required to determine the incremental borrowing rate that is used as the discount rate in calculating the present value of lease payments for the duration of the lease term to measure the lease asset, Right-of-Use Asset (“ROU”) and lease liability. Given the extended lease term, estimating the incremental borrowing rate requires significant judgment from the Company. The Company has determined that the two ground leases qualify as operating leases. As of March 31, 2022 and December 31, 2021, the Company has $16,445,757 and $16,466,271 of ROU, respectively and $16,445,757 and $16,466,271 lease liability, respectively. Under the new guidance, for the three months ended March 31, 2022, the Company has recognized lease expense of $163,300, and is included within the accompanying consolidated statements of operations.

The following table reflects the base cash rental payments due from the Company as of March 31, 2022:

Year	Future Base Rent Payments
2022 (remaining)	489,899
2023	653,198
2024	653,198
2025	653,198
2026	653,198
Thereafter	35,900,353
Total	$39,003,044

Litigation and Regulatory Matters

As of March 31, 2022 and December 31, 2021, the Company was not subject to litigation nor was the Company aware of any litigation pending against it. The Company has entered into customary guaranty agreements (the “Guaranty Agreements”) in connection with the financing of certain specific investments, including the acquisition of the GR Property, the FM Property, the Buchanan Property, the CO Property, and the Summerfield Property as further described in Note 7 — Loans Payable. Pursuant to the Guaranty Agreements, the Company has guaranteed any losses or liabilities that the lenders may incur as a result of the occurrence of certain enumerated bad acts as defined in the Guaranty Agreements. The Company has also guaranteed the repayment of obligations and indebtedness due to the lenders upon the occurrence of certain enumerated events as defined in the Guaranty Agreements. Additionally, in regards to the GR Property, the FM Property, the Buchanan Property, the CO Property, and the Summerfield Property, the Company has also agreed to indemnify the lenders against certain environmental liabilities.

As of March 31, 2022, the Company’s liability under these arrangements is not quantifiable and the potential for the Company to be required to make payments under the Guaranty Agreements is remote.  Accordingly, no contingent liability is recorded in the Company’s unaudited consolidated balance sheet for these arrangements.

Risks and Uncertainties

Financial instruments that potentially subject the Company to concentrations of credit risk include Cash and cash equivalents and restricted cash. At times, balances with any one financial institution may exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. The Company believes it mitigates this risk by investing its cash with high-credit quality financial institutions.

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

The Company is currently operating in a period of economic uncertainty and capital markets disruption, which has been significantly impacted by geopolitical instability due to the ongoing military conflict between Russia and Ukraine. U.S. and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the start of the military conflict between Russia and Ukraine. On February 24, 2022, a full-scale military invasion of Ukraine by Russian troops was reported. Although the length and impact of the ongoing military conflict is highly unpredictable, the conflict in Ukraine could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions. The Company is continuing to monitor the situation in Ukraine and globally and assessing its potential impact on the Company’s business. Russian military actions and the resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets, potentially making it more difficult for the Company to obtain additional funds. Any of the abovementioned factors could affect the Company’s business, prospects, financial condition, and operating results. The extent and duration of the military action, sanctions and resulting market disruptions are impossible to predict, but could be substantial. Any such disruptions may also magnify the impact of other risks described in this Quarterly Report on Form 10-Q.

LIBOR and other indices which are deemed “benchmarks” are the subject of recent national, international, and other regulatory guidance and proposals for reform. Some of these reforms are already effective while others are still to be implemented. These reforms may cause such benchmarks to perform differently than in the past, or have other consequences which cannot be predicted. It currently appears that, over time, U.S. Dollar LIBOR may be replaced by the Secured Overnight Financing Rate (“SOFR”) published by the Federal Reserve Bank of New York. However, the manner and timing of this shift is currently unknown. Market participants are still considering how various types of financial instruments and securitization vehicles should react to a discontinuation of LIBOR. The ICE Benchmark Association, or IBA, announced that one-week and two-week month USD LIBOR maturities and non-USA LIBOR maturities will cease publication. While all remaining USD LIBOR maturities will cease immediately after June 30, 2023. At this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or any other reforms to LIBOR that may be implemented. Uncertainty as to the nature of such potential changes, alternative reference rates or other reforms may adversely affect the market for or value of any securities on which the interest or dividend is determined by reference to LIBOR, loans, derivatives, and other financial obligations or on the Company’s overall financial condition or results of operations.

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

The following describes the methods the Company uses to estimate the fair value of the Company’s financial assets and liabilities:

Investment in real estate, net —The fair value is estimated by utilizing the income approach to value, using a direct capitalization analysis and discounted cash flow analysis, as well as a sales comparison approach where deemed applicable. As of March 31, 2022 and December 31, 2021, the estimated fair value of the Company’s Investment in real estate, net was $791,030,000 and $718,790,000, respectively. The Company has not elected the fair value option to account for its Investment in real estate, net.

Investments in real estate-related assets —The fair value of the Pennsylvania SPE and the Illinois SPE is estimated by discounting the expected cash flows based on the market interest and preferred return rates for similar loans and preferred equity investments to the Company’s investments. The fair value of the Company’s interest in the Station DST was based upon the Station DST Property appraisal, the fair market value of the mortgage loan encumbering the Station DST Property as of March 31, 2022, and the other tangible assets and liabilities of the Station DST such as cash and reserves, each reflecting the Company’s ownership interest in the Station DST (15%). As of March 31, 2022 and December 31, 2021, the estimated fair value of the Company’s Investments in real estate-related assets was $34,777,505 and $35,121,327, respectively. The Company has not elected the fair value option to account for its Investments in real estate-related assets.

Loans payable —The fair value is estimated by discounting the expected cash flows based on estimated borrowing rates available to the Company as of the measurement date. The current period liabilities’ carrying and fair values exclude net deferred financing costs. These financial instruments are valued using Level 2 inputs. As of March 31, 2022 and December 31, 2021, the estimated fair value of the Company’s loans payable was $354,005,620 and $357,212,043, respectively (excluding deferred financing costs). The Company has not elected the fair value option, and as such has accounted for its debt using the amortized cost method.

Other financial instruments — The Company considers the carrying value of its Cash and cash equivalents and restricted cash to approximate its fair value because of the short period of time between its origination and its expected realization as well as its highly-liquid nature. Due to the short-term maturity of this instrument, Level 1 inputs are utilized to estimate the fair value of this financial instrument.

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

Additionally, in conjunction with the Keller Loan, the Company entered into an interest rate cap agreement for a notional amount of $31,277,000. See Note 7 – Loans Payable for further details. The fair value of this interest rate cap is $645,349 and is included with other assets on the consolidated balance sheet as of March 31, 2022.

The table below presents the fair value of the Company’s derivative financial instrument as well as its classification on the consolidated balance sheet as of March 31, 2022, and December 31, 2021:

	Balance Sheet Location	March 31, 2022	December 31, 2021
Derivatives designated as hedging instruments:
Interest rate “pay-fixed” swap	Derivative assets, at fair value	$3,709,924	$—
Interest rate “pay-fixed” swap	Derivative liabilities, at fair value	$—	$157,709

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

The changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive loss (“AOCI”) and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three months ended March 31, 2022, an amount of $183,918 was reclassified into earnings and has been recorded within Interest expense in the accompanying consolidated statement of operations.

As of March 31, 2022 the Company had the following derivatives that were designated as cash flow hedges of interest rate risk:

	March 31, 2022
Interest Rate Derivative	Number of Instruments	Notional Amount
Interest Rate Swaps	1	55,200,000

Non-designated Hedge

These derivatives are used to manage the Company’s exposure to interest rate movements, but do not meet the strict hedge accounting requirements to be classified as hedging instruments or derivatives that the Company has not elected to treat as hedges for purposes of administrative ease. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. The Company recorded a $527,743 gain on non-designated hedging relationships during the three months ended March 31, 2022. The Company did not have any such derivatives during the three months ended March 31, 2021.

The following table details the Company’s interest rate derivative not designated as a hedge.

	March 31, 2022
Interest Rate Derivative	Number of Instruments	Notional Amount
Interest Rate Cap	1	$31,277,000

Credit Risk-Related Contingent Features

The agreements the Company has with the Company’s derivative counterparties contain cross-default provisions that could trigger a declaration of default on the Company’s derivative obligations if the Company defaults, or is capable of being declared in default, on certain of the Company’s indebtedness. At March 31, 2022, the Company had not been declared in default on any of its derivative obligations. The estimated fair value of the Company’s derivatives in a net asset position was $4,355,273 at March 31, 2022. The estimated fair value of the Company’s derivatives in a net liability position was $40,102 at December 31, 2021.

Note 15 – Subsequent Events

Common Stock Repurchases

Subsequent to March 31, 2022, the Company received and completed 11 eligible repurchase requests for a total of 15,968 shares in the amount of $419,446

Landings of Conroe, Conroe, Texas - Multifamily

On April 14, 2022, the Company, through a joint venture (the “Conroe JV”) with an affiliate of CAF Management, LLC (“CAF”), acquired a multifamily property (the “Conroe Property”) located at 1804 Longmire Road, Conroe, Texas at a contract purchase price of $43.4 million, exclusive of closing costs. The fee simple interest in the Conroe Property is held by a single purpose limited liability company (the “Conroe Property SPE”), which is a wholly-owned subsidiary of Conroe JV. The Conroe Property was acquired from Hilltop Conroe, LP in an off-market transaction. Seller is a third party and not affiliated with the Company or CAF.

The Conroe Property was acquired with the proceeds of contributions from the Conroe JV members. The Company funded its portion of the purchase price with cash from the Offerings and a draw on the Citizens Facility. In connection with the acquisition of the Conroe Property, the Company pledged the Conroe Property to the Citizens Facility and drew an additional $36.5 million from the Citizens Facility.

Eisai/ON3 Life Sciences Acquisition

On April 22, 2022, through a joint venture with CFI, the Company acquired a 10% interest in a Delaware Statutory Trust (the “ON3 DST”) that purchased a 332,818 square foot Class-A office tower located in Nutley, NJ (the “ON3 Property”) for a purchase price $131,667,000, exclusive of closing costs. The ON3 Property is leased to Eisai, Inc. until 2038 with 2% annual rent escalations and guaranteed by Eisai Corporation of North America (“ECA”). The ON3 DST acquired the ON3 Property with the proceeds from equity contributions from the Company and CFI and a mortgage loan (the “ON3 Loan”) originated by JP Morgan Asset Management (the “ON3 Lender”).

The ON3 Loan is for the principal amount of $66,731,250 and provides for monthly interest payments at an initial fixed rate equal to 4.073%, beginning June 2022. All outstanding principal and interest of the ON3 Loan is payable on or before May 1, 2032.

CFI Purchase of Class I Shares

On May 2, 2022, CFI purchased 36,751 Class IX Shares in the amount of $966,541 to cover the distribution shortfall for the quarter ended December 31, 2021, pursuant to the Amended Distribution Support Agreement.

Status of the Offerings

As of May 11, 2022, the Company had sold an aggregate of 12,726,754 shares of its common stock (consisting of 3,626,688, Class AX Shares, 1,097,734 Class TX Shares, 1,212,145 Class IX Shares, 874,659 Class T Shares, 5,858 Class S Shares, 396,574 Class D Shares, and 5,513,096 Class I Shares) in the Offerings resulting in net proceeds of $314,582,769 to the Company as payment for such shares.

Distributions

As authorized by the board of directors of the Company, on May 2, 2022 the Company declared the following distributions for each class of the Company’s common stock as rounded to the nearest three decimal places ($1.55 on an annual basis):

	April Gross Distribution	Supplemental March Distribution
Class T Shares	0.1274	0.004
Class S Shares	0.1274	0.004
Class D Shares	0.1274	0.004
Class I Shares	0.1274	0.004
Class AX Shares	0.1274	0.004
Class TX Shares	0.1274	0.004
Class IX Shares	0.1274	0.004

The net distributions for each class of common stock (which represents the gross distributions described above less the distribution fee for the applicable class of common stock as described in the Company’s applicable prospectus) are payable to stockholders of record immediately following the close of business on April 30, 2022 with respect to the gross April distribution and March 31, 2022 with respect to the supplemental March distribution. Each was paid on or about May 9, 2022. The supplemental March distribution was made as a result of a computational error and will result in aggregate gross distributions to holders of each class of common stock during the month of March 2022 of $0.1316, or $1.55 per share on an annual basis. These distributions will be paid in cash or reinvested in shares of the Company’s common stock for stockholders participating in the Company’s distribution reinvestment plan. Some or all of the cash distributions may be paid from sources other than cash flow from operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the unaudited consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. In addition to historical data, this discussion contains forward-looking statements about Cantor Fitzgerald Income Trust, Inc.’s, formerly known as Rodin Global Property Trust, Inc., (the “Company”) business, operations and financial performance based on current expectations that involve risks, uncertainties and assumptions. The Company’s actual results may differ materially from those in this discussion as a result of various factors, including but not limited to those discussed under “Risk Factors” in the Company’s Registration Statement on Form S-11 (File No. 333-237327) (the “Registration Statement”), under Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, and elsewhere in this Quarterly Report on Form 10-Q. The Company does not undertake to revise or update any forward-looking statements.

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

The foregoing list of factors is not exhaustive. Factors that could have a material adverse effect on the Company’s operations and future prospects are set forth under Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. The factors set forth in the Risk Factors section could cause the Company’s actual results to differ significantly from those contained in any forward-looking statement contained in this quarterly report.

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

As of May 11, 2022, the Company had sold 3,626,688 Class AX shares, 1,097,734 Class TX shares, 1,212,145 Class IX shares, 874,659 Class T shares, 396,574 Class D shares, 5,858 Class S shares, and 5,513,096 Class I shares of common stock in the Primary Offering and the primary portion of the Follow-on Offering, as well as 274,301 Class AX shares, 105,698 Class TX shares, 72,337 Class IX shares, 4,815 Class T shares, 4,897 Class D shares, 9 Class S shares, and 34,999 Class I shares in the DRP for aggregate net proceeds of $314,582,769 in the Initial Offering and the Follow-On Offering (collectively, the “Offerings”).

Prior to the commencement of the Follow-On Offering, the Company determined its net asset value as of the end of each quarter. Net Asset Value (“NAV”), as defined, is calculated consistent with the procedures set forth in the Company’s prospectus and excludes any organization and offering expenses paid by the Advisor on the Company’s behalf (other than selling commissions, dealer manager fees and distribution fees) (“O&O Costs”), with such costs to be reflected in the Company’s NAV to the extent the Company reimburses the Advisor for these costs. Upon commencement of the Follow-On Offering, the Company started determining its NAV on a monthly basis, beginning with the determination of NAV as of July 31, 2020. As of March 31, 2022, the Company’s NAV was $26.30 per Class AX Share, Class IX Share, and Class I Share, $26.29 per Class D Share, $26.28 per Class TX Share, Class T Share, and Class S Share. For further discussion of the Company’s NAV calculation, please see “—Net Asset Value”.

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

As of March 31, 2022, the Company had made the following investments:

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

•	A majority interest (75%) in a joint venture with an unrelated third party (the “Battery Street SF JV”) that owns an office property located in San Francisco, California (the “SF Property”).
•	An industrial property located in Phoenix, Arizona (the “Buchanan Property”).
•	Interests (15%) in a Delaware Statutory Trust, CF Station Multifamily DST (the “Station DST”), which owns a multifamily residential property located in Irving, Texas (the “Station Property”).
•	A majority interest (97%) in a multifamily property located in Carrolton, Texas (the “Keller Property”) through a joint venture (the “Keller JV”) with an unrelated third party.
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
•

A controlling interest of (10%) in Delaware Statutory Trust, CF Kacey Multifamily DST (the “Kacey DST”), which owns a multifamily residential property located in Kingwood, Texas (the “Kacey Property”).

•

A controlling interest of (10%) in a Delaware Statutory Trust, CF Industry Multifamily DST (the “Industry DST”), which owns a multifamily residential property located in Columbus, OH (the “Industry Property”).

•	An industrial dry/cold storage facility located in Columbus, OH (the “Fisher Road Property”).

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

Operating Highlights

First Quarter of 2022 Activity

•	Issued approximately 1,918,008 shares of common stock in the Offerings for gross proceeds of approximately $49.4 million.
•	Acquired the Fisher Road Property for a contract purchase price of $58 million, exclusive of closing costs.
•

Entered into an agreement with Walgreen Co. to extend the non-cancelable term of Walgreen’s lease on the GR Property SPE. The agreement confirms Walgreen’s waiver of a termination option thereby extending the non-cancelable term of the lease by five years to July 31, 2037. In addition, the full term of the lease has been extended by five years to July 31, 2087. Under the terms of the agreement, Walgreen Co. received $900,000 from the Company in exchange for the waiver of a termination right by the tenant.

Portfolio Information

As of March 31, 2022, the Company owned interests in 21 real properties as described below:

Portfolio	Ownership Percentage	Location	Number of Properties	Square Feet	Remaining Lease Term(1)	Annualized Rental Income(3)	Acquisition Date	Purchase Price(4)
Walgreens Grand Rapids ("GR Property")	100%	Grand Rapids, MI	1	14,552	15.3 years(2)	$500,000	July 2017	$7,936,508
Daimler Trucks North America Office Building ("FM Property")	100%	Fort Mill, SC	1	150,164	6.8 years	$2,670,638	February 2018	$40,000,000
Alliance Data Systems Office Building ("CO Property")	100%	Columbus, OH	1	241,493	10.5 years	$3,362,844	July 2018	$46,950,000
Hoya Optical Labs of America ("Lewisville Property")	100%	Lewisville, TX	1	89,473	6.3 years	$937,060	November 2018	$14,120,000
Williams Sonoma Office Building ("SF Property")	75%	San Francisco, CA	1	13,907	0.0 years(6)	$0	September 2019	$11,600,000
Martin Brower Industrial Buildings ("Buchanan Property")	100%	Phoenix, AZ	1	93,302	10.0 years	$1,083,444	November 2019	$17,300,000
Multifamily Residential Property ("Keller Property")	97%	Carrolton, TX	1	255,627	multiple(5)	$4,647,552	February 2021	$56,500,000
Multifamily Residential Property ("Summerfield Property")	25%	Landover, MD	1	452,876	multiple(5)	$9,590,592	March 2021	$115,500,000
Amazon Last Mile Cleveland ("Madison Ave Property")	100%	Cleveland, OH	1	168,750	9.0 years	$1,555,254	May 2021	$30,800,000
Valencia California ("Valencia Property")	10%	Santa Clarita, CA	1	180,415	13.8 years	$5,323,193	July 2021	$92,000,000
De Anza Plaza Office Buildings ("De Anza Property")	100%	Cupertino, CA	1	83,959	9.3 years	$4,206,056	July 2021	$63,750,000
Multifamily Residential Property ("Kacey Property")	10%	Kingwood, TX	1	296,991	multiple(5)	$5,080,188	November 2021	$67,000,000
Multifamily Residential Property ("Industry Property")	10%	Columbus, OH	1	187,678	multiple(5)	$4,890,864	December 2021	$81,000,000
Mars Petcare Dry/Cold Storage Facility ("Fisher Road Property")	100%	Columbus, OH	1	465,256	5.1 years	$2,984,877	March 2022	$58,000,000
(1)	Reflects number of years remaining until the tenant’s first termination option.
(2)	On March 14, 2022 the tenant (Walgreens) of the GR Property SPE waived the lease termination option and extended the non-cancelable term of the lease by five years to July 31, 2037.

(3)	Reflects the average annualized rental income for the lease(s). Annualized rental income for Keller Property, Summerfield Property, Kacey Property, and Industry Property is based on full occupancy.
(4)	Reflects the contract purchase price at 100% ownership as opposed to adjusted for current ownership percentage as applicable.
(5)	Indicates individual tenant leases (with 1-year average lease term) for the multifamily residential properties.
(6)	The lease with William Sonoma expired on December 31, 2021. As of March 31, 2022, the SF Property is vacant.

As of March 31, 2022, lease expirations related to the Company’s portfolio of real estate assets, excluding those at our multifamily properties (which typically have short-term leases of one year or less), based on each asset’s fair value used in determining our NAV, were as follows:

•	2022 – 2024 – 0.0%
•	2025 – 2027 – 19.6%
•	2028 – 2030 – 18.7%
•	After 2031 – 61.7%

As of March 31, 2022, the industry concentration of the Company’s portfolio of real estate assets, based on each asset’s fair value used in determining our NAV, was as follows:

•	Single Tenant Office – 36.4%
•	Single Tenant Industrial – 32.5%
•	Multifamily – 27.1%
•	Single Tenant Necessity Retail – 2.0%
•	Single Tenant Life Sciences – 2.0%

As of March 31, 2022, the geographic concentration of the Company’s portfolio of real estate assets, based on each asset’s fair value used in determining our NAV, was as follows:

•	Ohio – 32.6%
•	Texas – 21.5%
•	California – 18.3%
•	South Carolina – 9.0%
•	Maryland – 7.1%
•	Arizona – 4.3%
•	Illinois – 2.8%
•	Pennsylvania – 2.6%
•	Michigan – 1.8%

As of March 31, 2022, the investment type concentration of the Company’s portfolio of real estate assets, based on each asset’s fair value used in determining our NAV, was as follows:

•	Common Equity – 94.6%
•	Mezzanine Loan – 2.8%
•	Preferred Equity – 2.6%

As of March 31, 2022, the tenant credit profile concentration of the Company’s portfolio of real estate assets, based on each asset’s fair value used in determining our NAV, was as follows:

•	Investment Grade(1) – 51.4%
•	Unrated – 41.3%
•	Non-Investment Grade – 7.3%

(1)Includes Daimler Trucks North America, LLC. Daimler AG, the parent company of Daimler Trucks North America, LLC, is rated BBB+ by Moody’s. Daimler AG does not guarantee the lease.

As of March 31, 2022, the maturity concentration of debt secured by our portfolio of real estate assets, based on principal balances and adjusted for ownership percentage, was as follows:

•	2022 – 2024 – 30.5%
•	2025 – 2027 – 0.0%
•	2028 – 2030 – 31.2%
•	After 2031 – 38.3%

As of March 31, 2022, the weighted average lease term remaining of the Company’s portfolio of real estate assets (excluding multifamily, mezzanine and preferred equity investments), based on each asset’s fair value used in determining our NAV, was 8.5 years.

As of March 31, 2022, the weighted average lease term remaining of the Company’s portfolio of real estate assets, based on each asset’s fair value used in determining our NAV, was 96.9%. For our industrial, retail and office investments, occupancy includes all leased square footage as of the date indicated. For our multifamily investments, occupancy is defined as the percentage of units leased on the date indicated.

As of March 31, 2022, the Company owned the preferred equity investment described below:

Portfolio	Original Investment Amount	Preferred Return	Number of Properties	Square Feet	Lease Expiration Date	Acquisition Date	Tenant Renewal Options
Denver, PA— Pref Equity Investment	$11,805,000	Ranging from 7.75% in 2019 to 8.74% in 2028	1	1,539,407	January 31, 2039	January 2019	9 extension options for 5 years each

As of March 31, 2022, the Company owned the mezzanine loan investment described below:

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

Results of Operations

Rental Revenues

For the three months ended March 31, 2022 and March 31, 2021, the Company earned rental revenues of $12,313,333 and $3,283,600, respectively.

The Company’s rental revenues consist primarily of rental income from triple net leased commercial properties and multifamily properties. The increase in rental revenues of $9,029,733 and for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021, were primarily due to the acquisition of rental income-producing properties, namely the Madison Ave Property, the Valencia Property, the De Anza Property, the Kacey Property, the Industry Property, and the Fisher Road Property.

Preferred Return Income

For the three months ended March 31, 2022 and March 31, 2021, the Company earned preferred return income of $238,461 and $235,215, respectively.

The Company’s preferred return income consists of preferred return accrued on the Company’s investment in the Pennsylvania SPE. The increase in preferred return income of $3,246 for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021, was due to the increase of rate of return of the Pennsylvania SPE.

Income from mezzanine loan investment

For the three months ended March 31, 2022 and March 31, 2021, the Company earned income from mezzanine loan investment of $254,227 and $250,763, respectively.

The Company’s income from mezzanine loan investment consists of interest income accrued on the Company’s investment in the Illinois SPE. The increase in income from mezzanine loan investment of $3,464, for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021, was due to the increase of the interest rate of the Illinois SPE.

Other property operating revenues

For the three months ended March 30, 2022 and March 31, 2021, the Company earned other property operating revenues of $1,348,580 and $518,932, respectively.

Other property operating revenues consists of amounts received by the Company from the tenants of its properties for utilities and other amenities and for reimbursable expenses paid by the Company on behalf of the tenants in accordance with the provisions of the respective property leases. The increase in other property operating revenues of $829,648 and for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021, was primarily due to the acquisition of the Madison Ave Property, the Valencia Property, the De Anza Property, the Kacey Property, the Industry Property, and the Fisher Road Property.

General and Administrative Expenses

For the three months ended March 31, 2022 and March 31, 2021, the Company incurred general and administrative expenses of $4,066,994 and $40,456, respectively.

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

The increase in general and administrative expenses of $4,026,538 during the three months ended March 31, 2022, as compared to the three months ended March 31, 2021, were mainly due to the ability of the Company to reimburse the Advisor for the operating expenses incurred pursuant to the 2%/25% Guidelines. As of March 31, 2022, the Advisor has incurred, on behalf of the Company, a total of $13,435,158 in Unreimbursed Operating Expenses, including a total of

$706,913 for the three months ended March 31, 2022, compared to $694,740 for the three months ended March 31, 2021, for which the Advisor has not invoiced the Company for reimbursement.

Management Fees

For the three months ended March 31, 2022 and March 31, 2021, the Company incurred management fees of $1,129,214 and $503,584, respectively.

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

The increase in management fees of $625,630 for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021, was due to the increase in NAV during such periods and the acquisition of new properties.

Property Operating Expenses

For the three months ended March 31, 2022 and March 31, 2021, the Company incurred property operating expenses of $3,751,574 and $352,802, respectively.

The property operating expenses consist of reimbursable expenses paid by the Company on behalf of its tenants in accordance with the provisions of the respective property leases and operating expenses incurred in maintaining and operating the multifamily properties. The increase in property operating expenses of $3,398,772 for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021, was primarily due to the acquisition of the Madison Ave Property, the Valencia Property, the De Anza Property, the Kacey Property, the Industry Property, and the Fisher Road Property and the increase of property operating expenses during such periods.

Depreciation and Amortization

For the three months ended March 31, 2022 and March 31, 2021, the Company incurred depreciation and amortization of $6,899,136 and $1,835,594, respectively.

The increase in depreciation and amortization expenses of $5,063,542 for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021, was primarily due to the acquisition of the Madison Ave Property, the Valencia Property, the De Anza Property, the Kacey Property, the Industry Property, and the Fisher Road Property.

Interest Expense

For the three months ended March 31, 2022 and March 31, 2021, the Company incurred interest expense of $2,812,327 and $1,082,615, respectively.

Interest expense is composed of interest paid and accrued on the Company’s outstanding loans payable, and also includes amortization of deferred financing costs.

The increase in interest expense of $1,729,712 during three months ended March 31, 2022, as compared to three months ended March 31, 2021, was primarily due to the acquisition of the Valencia Property, the Kacey Property, and the Industry Property, as well the advances on the Credit Facility.

Interest Income

For the three months ended March 31, 2022 and March 31, 2021, the Company earned interest income of $3,596 and $1,864, respectively.

Interest income is composed of interest earned on interest bearing cash deposit accounts with banking institutions.

The increase in interest income of $1,732 during the three months ended March 31, 2022, as compared to the three months ended March 31, 2021, was primarily due to an increase in the cash held by the Company in interest bearing deposit accounts with banking institutions.

Income/(loss) from Investments in Real Estate-Related Assets

Loss from investments in real estate-related assets is incurred on the company’s investment in the Station DST. For the three months ended March 31, 2022 and March 31, 2021, the Company incurred a loss from investments in real estate-related assets of $369,467 and $261,807, respectively.

The increase in loss from investments in real estate-related assets of $107,660 during the three months ended March 31, 2022, as compared to the three months ended March 31, 2021, was due to the Company’s share of losses incurred at Station DST.

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

The following table presents a reconciliation of FFO to net income:

Three months ended March 31, 2022
Net income (loss)	$(4,870,515)
Net income (loss) attributable to non-controlling interest	1,215,143
Net income (loss) attributable to common stockholders	$(3,655,372)
Adjustments:
Real estate depreciation and amortization	6,899,136
Proportionate share of adjustments from non-controlling interests	(3,418,830)
Funds from Operations	$(175,066)

The following table presents a reconciliation of FFO to MFFO:

Three months ended March 31, 2022
Funds from Operations	$(175,066)
Adjustments:
Amortization of above-market lease intangibles	49,095
Amortization of below-market lease intangibles	(247,748)
Straight-line rent	(586,150)
Fair value adjustments on derivatives not deemed hedges	(527,743)
Proportionate share of adjustments from non-controlling interests	34,640
Modified Funds from Operations	$(1,452,972)

Net Asset Value

On April 19, 2022, the Company’s board of directors approved an estimated NAV as of March 31, 2022 of $26.30 for Class AX, Class IX, and Class I shares, $26.29 for Class D shares and $26.28 for Class TX, Class T and Class S shares. The calculation of the Company’s estimated NAV was performed by Robert A. Stanger & Co., Inc. (“Stanger”), its independent valuation firm, in accordance with the procedures described in the “Net Asset Value Calculation and Valuation Procedures” section of the Company’s prospectus and under the oversight of the Company’s board of directors. Although the independent valuation firm performs the calculation of the Company’s estimated NAV, the Company’s board of directors is solely responsible for the determination of the Company’s estimated NAV.

Summary of Methodology

In accordance with the Company’s current valuation procedures, the Company’s NAV was based in part upon: (i) the most recent appraised value of the GR Property, the FM Property, the CO Property, the SF Property, the Buchanan Property, the De Anza Property, the Keller Property, the Summerfield Property, the Lewisville Property, the Madison Ave Property, the Valencia Property, the Kacey Property, the Industry Property, and the Fisher Road Property; (ii) the fair market value of the Company’s Debt Investments (as defined below); (iii) the fair market value of the Company’s loans payable; (iv) the estimated non-controlling interest held in the Company’s consolidated JVs (as defined below); (v) the value of the Company’s interest in the Station DST (as defined below); and (vi) the net tangible assets and liabilities of the Company (including the Advisor’s estimate of the Performance Participation Allocation as defined and discussed below) as of March 31, 2022, as outlined in more detail below.

Appraisal of Consolidated Real Estate

Pursuant to the Company’s valuation guidelines the Company engaged Stanger to provide its appraised market value of the SF Property as of September 30, 2021, the Buchanan Property as of August 31, 2021, the FM Property as of December 31,

2021, the GR Property as of March 31, 2022, the De Anza Property and the CO Property as of July 31, 2021, the Keller Property as of November 31, 2021, the Summerfield Property as of January 31, 2022, and the Fisher Road Property as of March 31, 2022 (collectively, the “Stanger Appraised Properties”).  In addition, Stanger reviewed and relied upon the appraised value of the Lewisville Property prepared by a third-party with an effective date of June 15, 2021, the Madison Ave Property prepared by a third-party with an effective date of June 18, 2021, the Valencia Property prepared by a third-party with an effective date of May 28, 2021, the Kacey Property prepared by a third-party with an effective date of September 21, 2021, and the Industry Property prepared by a third-party with an effective date of October 1, 2021 (together the “Third-Party Appraisals”) (collectively the Stanger Appraised Properties and the Third-Party Appraisals are the “Appraised Properties”).  Pursuant to the Company’s engagement agreement with Stanger, the appraisals of the Stanger Appraised Properties were prepared utilizing the income approach to value, specifically using a direct capitalization analysis for the GR Property and both a direct capitalization analysis and discounted cash flow analysis (“DCF”) for the FM Property, the CO Property, the SF Property, the Buchanan Property, the De Anza Property, the Keller Property, the Summerfield Property, and the Fisher Road Property. In addition, a sales comparison approach was conducted for the SF Property, given the size of the SF Property. The direct capitalization analysis is based upon the estimated net operating income of the Stanger Appraised Properties capitalized at an appropriate capitalization rate considering property characteristics and competitive position, the credit profile of the tenant/guarantor under the leases encumbering the Stanger Appraised Properties, the terms of the leases encumbering the Stanger Appraised Properties, and market conditions as of the date of value. The DCF analysis is based upon multi-year cash flow projections for each applicable property prepared in accordance with the lease which currently encumbers each property. Each property was assumed to be sold after the expiration of the initial lease term and any renewal terms deemed materially favorable to the tenant, or for which exercise was deemed likely based on other factors. The reversion value of the property which can be realized upon sale is calculated based on the current economic rental rate deemed reasonable for the property, escalated at a rate indicative of current expectations in the marketplace for the property. The projected market rate net operating income of the property for the year following the year of sale is then capitalized at an appropriate capitalization rate reflecting the age and anticipated functional and economic obsolescence and competitive position of the property to determine its reversion value. Net proceeds of sale are determined by deducting estimated costs incurred at the time of sale, estimated at 2% of the gross reversion value. Finally, the discounted present value of the cash flow stream from operations (including any estimated releasing costs at the end of the assumed current lease term) and the discounted present value of the net proceeds from sale are summed to arrive at a total estimated value for the property. The capitalization rates applied to the Stanger Appraised Properties ranged from 4.00% to 6.25%, with a weighted average of approximately 4.79%. The discount rates applied to the estimated net cash flow from operations of the Stanger Appraised Properties for which a DCF analysis was conducted ranged from 4.75% to 7.25%, with a weighted average of approximately 5.93%. The discount rates applied to the estimated residual value of the Stanger Appraised Properties for which a DCF analysis was conducted ranged from 5.75% to 7.25%, with a weighted average of approximately 6.28%. The residual capitalization rates applied to the Stanger Appraised Properties for which a DCF analysis was conducted ranged from 4.25% to 6.50%, with a weighted average of approximately 5.29%. Where both a direct capitalization analysis and DCF was utilized, the indicated value from each approach was reviewed and a final appraised value was concluded. While a sales comparison approach was not conducted, other than for the SF Property, Stanger reviewed regional property sale data for each Stanger Appraised Property in order to assist in the selection of capitalization rates applied in the appraisals and to observe transaction prices per square foot in the Stanger Appraised Properties’ regional markets. For the SF Property, the sales comparison approach conducted utilized the price per square foot from recent market sales and adjusted such indicated price per square foot to a price per square foot deemed reasonable for the SF Property, taking into account factors such as property size, location, the fact that the existing tenant has provided notice that it will not be exercising its extension option and condition/quality and the date of sale. The aggregate appraised value of the Stanger Appraised Properties was $618,030,000. The appraised values of the Stanger Appraised Properties are subject to the general assumptions and limiting conditions set forth in the appraisal reports rendered to the Company by Stanger.

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

Debt Investments

In accordance with the Company’s valuation procedures, the Lancaster PE and the Chicago Jr Mezz (individually a “Debt Investment” and collectively the “Debt Investments”) were included in the determination of NAV at their estimated fair market value as of March 31, 2022, as determined by Stanger. The Debt Investments estimated value was based upon taking, for each Debt Investment, the loan payments over the remaining anticipated term and discounting such payments to present value at a discount rate range equal to the current estimated market interest rate on financing similar to the applicable Debt Investments. To provide their opinion of value of the Debt Investments, Stanger first reviewed the terms of each of the Debt Investments as contained in the loan documents. Stanger then reviewed mezzanine loan market terms at or around March 31, 2022 to ascertain current market interest rate levels for loans similar to the Debt Investments. This review was conducted by (i) recent interviews of participants in the mezzanine / preferred equity market, (ii) reviewing recent mezzanine loan transactions, as available, and (iii) reviewing published surveys available at or around March 31, 2022. Stanger also observed changes in yields and pricing of Albertsons publicly traded debt securities from the prior valuation date and the current valuation date. Based on Stanger’s reviews above and taking into consideration the Debt Investments’ unique factors, including, but not limited to, loan-to-value (based on the appraised value of the collateral), debt service coverage/debt yield, collateral property type, age and location, financial information pertaining to the lessee of the collateral properties, prepayment terms, and loan origination date, maturity date and extension terms, a market interest rate range was determined for each Debt Investment to utilize in the determination of the fair market value of the Debt Investments. The discount rate applied to the future payments of the Company’s Debt Investments was 8.30% for both facilities. The aggregate fair value of the Debt Investments was approximately $24,648,000.

Estimated Market Value of the Consolidated JVs

In order to determine the net asset value attributable to the non-controlling interest and any promoted interest in the Battery Street SF JV, the Keller JV, the Summerfield DST, the Valencia DST, the Kacey DST, the CF Net Lease Portfolio IV DST, and the Industry DST (collectively the “Consolidated JVs”), Stanger utilized the most recent property appraisal, the most recent balance sheet provided for the Consolidated JVs to determine the tangible assets and tangible liabilities of the Consolidated JVs, and determined any promote due to the Company’s third party JV partner, as applicable. This net asset value was then multiplied by the ownership interest held by parties other than us to determine the non-controlling interest adjustment related to the Consolidated JVs utilized in the Company’s March 31, 2022 NAV.

Fair Value of Long Term Debt

Stanger performed a valuation of the property-level debt by reviewing available market data for comparable liabilities and applying a selected discount rate to the stream of future debt payments. The discount rate was selected based on several factors including U.S. Treasury yields as of the valuation date, as well as loan-specific items such as loan-to-value ratio, debt service coverage ratio, collateral property location, age, type, lease term and lessee credit quality, prepayment terms, and maturity and loan origination date. The discount rates applied to the future debt payments of the Company’s long-term debt ranged from 2.75% to 4.40%, with a weighted average of approximately 4.05%. Stanger’s valuation of the long-term debt is based in part on the appraised values of the encumbered Appraised Properties, which represent the collateral associated with the long-term debt as well as certain other assumptions and limiting conditions, including: (i) Stanger was provided with loan documents and other factual loan information by the Advisor and has relied upon and assumed that such information is correct in all material respects and no warranty is given by Stanger as to the accuracy of such information; (ii) each collateral property is assumed to be free and clear of liens (other than the mortgage being valued); (iii) information furnished by others, upon which all or portions of Stanger’s value opinion is based, is believed to be reliable but has not been verified, and no warranty is given as to the accuracy of such information; (iv) no material change has occurred in the value of the collateral properties from the date of last appraisal through the loan valuation date and (v) each mortgage is assumed to be salable, transferable or assumable between parties and is further assumed not to be in default. Stanger’s opinion of the long-term debt value was predicated on the above assumptions.

Performance Participation Allocation – Special Unit Holder

The special unit holder in the Company’s Operating Partnership is entitled to receive an allocation equal to 12.5% of the Total Return to the Company’s shareholders, subject to a 5% Hurdle Amount and a High Water Mark, with 100% catch-up (the “Performance Participation Allocation”) based upon a full calendar year. The Total Return, Hurdle Amount, High Water Mark and Catch-Up are defined in the Company’s prospectus for the Follow-On Offering. While the Performance Participation Allocation is due annually, commencing with 2021, the Company accrues such fee monthly.  Stanger reviewed and discussed with the Advisor its calculation of the Performance Participation Allocation. The Advisor’s Performance Participation Allocation estimate as of the Valuation Date was $6,210,638, $785,783 of which has already been distributed and $3,894,216 is accrued for the year ended December 31, 2021 and $1,530,639 is accrued for the period ended March 31, 2022.

The Value of Station DST Interests

The value of the beneficial interests in the Station DST was based upon the Station DST Property appraisal prepared by Stanger with an effective date of September 31, 2021 in accordance with the methodology outlined in the Appraisal of Consolidated Real Estate above, the fair market value of the mortgage loan encumbering the Station DST Property as of March 31, 2022 conducted in accordance with the methodology outlined in Fair Value of Long Term Debt above, the other tangible assets and liabilities of the Station DST such as cash and reserves, each reflecting the Company’s ownership interest in the Station DST (15%).

Estimated NAV

In performing the calculation of the estimated NAV, Stanger added the appraised values of the Appraised Properties, the appraised value of the Station DST interests, the fair value of the Debt Investments and other tangible assets of the Company, consisting of cash and equivalents, receivables and other assets, and subtracted the estimated fair market value of the Company’s long-term debt, the value of the non-controlling interest in the Consolidated JV (including any promote due to the Company’s joint venture partners), the anticipated near-term capital needs of the SF Property, the estimate of the Performance Participation Allocation and other tangible liabilities of the Company, consisting of accounts payable and accrued expenses, but excluding amounts owed to the Advisor for reimbursement of O&O Costs less the current accrued O&O Costs liability (consistent with the Company’s valuation procedures), and considered any other amounts due to the Advisor or affiliates for repayment of the Sponsor Support or amounts due to the Special Unit Holder upon certain events, including liquidation of the Company to produce an estimated NAV as of March 31, 2022, consistent with the procedures described in the “Net Asset Value Calculation and Valuation Procedures” section of the Company’s prospectus of $26.30 per share for Class AX, Class IX, and Class I shares, $26.29 for Class D shares and $26.28 per share for Class TX, Class T and Class S shares.

The determination of NAV involves a number of assumptions and judgments, including estimates of the Advisor’s interest in disposition proceeds (if any). These assumptions and judgments may prove to be inaccurate. There can be no assurance that a stockholder would realize the mostly recently determined NAV per share if the Company were to liquidate or engage in another type of liquidity event today. In particular, the Company’s March 31, 2022 NAV is based on appraisals of the fair market value of certain of the Company’s real estate property investments which precede March 31, 2022 and, while the Company believes no material change has occurred in the value of these real estate property investments between the appraised value dates and March 31, 2022, Stanger has assumed no material change in property value has occurred since the appraisal date for those Appraised Properties with an appraised value date that preceded March 31, 2022. Furthermore, the Company’s March 31, 2022 NAV does not consider fees or expenses that may be incurred in providing a liquidity event, including reimbursement of amounts to the Advisor for O&O Costs and any operating expenses that have not been invoiced by the Advisor in accordance with the terms of the Amended Advisory Agreement. Lastly, as discussed in “PART II — OTHER INFORMATION; Item 1A. – Risk Factors”, the full extent of the impact and effects of COVID-19 on the Company, as a whole, and on its tenants and its consolidated real estate, loan investments and long-term debt are uncertain at this time. Due to COVID-19, observable market transactions for both real estate assets and debt are generally more limited than before the pandemic. The Company believes the methodology of determining the Company’s NAV conforms to the Institute for Portfolio Alternative’s Practice Guideline for Valuations of Publicly Registered Non-Listed REITs (April 2013) and is prepared in accordance with the procedure described in the “Net Asset Value Calculation and Valuation Procedures” section of the Company’s prospectus. In addition, the Company’s board of directors periodically reviews the Company’s NAV policies and procedures.

The NAV for each class of shares is based on the value of the Company’s assets and the deduction of any liabilities, and any distribution fees applicable to such class of shares.

The following table provides a breakdown of the major components of the Company’s NAV pursuant to the Company’s valuation guidelines:

Components of NAV	March 31, 2022
Investment in real estate	$791,030,000
Investments in real estate-related assets	34,777,505
Cash and cash equivalents and restricted cash	23,406,365
Other assets	7,541,137
Debt obligations (at fair market value)	(354,005,620)
Due to related parties(1)	(5,616,389)
Accounts payable and other liabilities	(7,567,266)
Accrued performance participation allocation	(5,424,855)
Distribution fee payable the following month(2)	(37,663)
Non-controlling interests in subsidiaries	(183,713,608)
Sponsor support repayment / special unit holder interest in liquidation	—
Net asset value	$300,389,606
Number of outstanding shares	11,423,655
Note:	(1) Excluding the full distribution fee liability of $6,855. Distribution fee only relates to Class TX, Class T, Class D and Class S shares of common stock.

(2) The distribution fee that is payable as of March 31, 2022 related to Class TX, Class T, Class D and Class S shares (see table below). The non-current distribution fee payable of $30,808 is not due as of March 31, 2022.

Due to rounding, numbers presented throughout this section may not add up precisely to the totals provided and percentages may not precisely reflect the absolute figures.

NAV Per Share	Class AX, IX & I Shares	Class TX Shares	Class T Shares	Class D Shares	Class S Shares	Total
Total Gross Assets at Fair Value	$687,925,899	$84,792,208	$55,538,211	$28,171,471	$327,218	$856,755,007
Distribution fees due and payable	—	(21,681)	(13,835)	(2,065)	(82)	(37,663)
Debt obligations	(284,246,526)	(35,035,591)	(22,948,029)	(11,640,270)	(135,204)	(354,005,620)
Due to related parties	(4,509,643)	(555,849)	(364,076)	(184,676)	(2,145)	(5,616,389)
Accounts payable and other liabilities	(6,076,088)	(748,926)	(490,540)	(248,823)	(2,889)	(7,567,266)
Accrued performance participation allocation	(4,355,852)	(536,893)	(351,660)	(178,378)	(2,072)	(5,424,855)
Non-controlling interests in subsidiaries	(147,511,654)	(18,181,957)	(11,909,035)	(6,040,797)	(70,165)	(183,713,608)
Quarterly NAV	$241,226,136	$29,711,311	$19,461,036	$9,876,462	$114,661	$300,389,606
Number of outstanding shares	9,172,550	1,130,588	740,526	375,628	4,363	11,423,655
NAV per share	$26.30	$26.28	$26.28	$26.29	$26.28

The following table reconciles stockholders’ equity per the Company’s unaudited consolidated balance sheet to the Company’s NAV:

Reconciliation of Stockholders’ Equity to NAV	March 31, 2022
Stockholders’ equity under U.S. GAAP	$393,114,597
Adjustments:
Unrealized appreciation of real estate	49,903,045
Unrealized appreciation of real estate-related assets	3,793,202
Acquisition costs	(6,634,971)
Deferred financing costs, net	(3,685,465)
Accrued distribution fee(1)	(30,808)
Accumulated depreciation and amortization	33,658,481
Fair value adjustment of debt obligations	24,881,564
Deferred rent receivable	(7,186,507)
Derivative assets, at fair value	(3,709,924)
Non-controlling interests in subsidiaries	(183,713,608)
NAV	$300,389,606
Note:	(1) Accrued distribution fee only relates to Class TX, Class T, Class D and Class S shares of common stock.

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

Derivative assets, at fair value

Derivative assets, at fair value represents a cash flow hedge which the Company uses to hedge interest rate risk related to the Valencia Loan. Such Derivative assets, at fair value are not considered for purposes of determining NAV.

Non-controlling interests in subsidiaries

Non-controlling interests in subsidiaries represents the equity ownership in a consolidated subsidiary which is not attributable to the Company. The interests are presented at fair value for purposes of determining the Company’s NAV.

Sensitivity Analysis

Assuming all other factors remain unchanged, the table below presents the estimated increase or decrease to the Company’s March 31, 2022 NAV for a change in the going-in capitalization rate and, where a DCF analysis was utilized, discount rates and terminal capitalization rates used in the Appraised Properties’ appraisals and the Station DST Property appraisal, a 5% change in the discount rates used to value the Company’s Debt Investments and a 5% change in the discount rates used to value the Company’s long-term debt and the mortgage debt encumbering the Station DST Property:

Sensitivity Analysis	Range of NAV (Class AX, IX & I)			Range of NAV (Class TX)			Range of NAV (Class T)
	Low	Concluded	High	Low	Concluded	High	Low	Concluded	High
Estimated Per Share NAV	$23.64	$26.30	$29.55	$23.62	$26.28	$29.53	$23.63	$26.28	$29.53
Capitalization Rate - Appraised Properties	5.15%	4.90%	4.66%	5.15%	4.90%	4.66%	5.15%	4.90%	4.66%
Cash Flow Discount Rate - Appraised Properties	6.17%	5.88%	5.58%	6.17%	5.88%	5.58%	6.17%	5.88%	5.58%
Residual Discount Rate - Appraised Properties	6.66%	6.34%	6.02%	6.66%	6.34%	6.02%	6.66%	6.34%	6.02%
Terminal Capitalization Rate - Appraised Properties	5.80%	5.52%	5.25%	5.80%	5.52%	5.25%	5.80%	5.52%	5.25%
Discount Rate - Debt Investments	8.72%	8.30%	7.89%	8.72%	8.30%	7.89%	8.72%	8.30%	7.89%
Discount Rate - Long-Term Debt Consolidated	3.86%	4.07%	4.27%	3.86%	4.07%	4.27%	3.86%	4.07%	4.27%

Sensitivity Analysis	Range of NAV (Class D)			Range of NAV (Class S)
	Low	Concluded	High	Low	Concluded	High
Estimated Per Share NAV	$23.64	$26.29	$29.54	$23.63	$26.28	$29.53
Capitalization Rate - Appraised Properties	5.15%	4.90%	4.66%	5.15%	4.90%	4.66%
Cash Flow Discount Rate - Appraised Properties	6.17%	5.88%	5.58%	6.17%	5.88%	5.58%
Residual Discount Rate - Appraised Properties	6.66%	6.34%	6.02%	6.66%	6.34%	6.02%
Terminal Capitalization Rate - Appraised Properties	5.80%	5.52%	5.25%	5.80%	5.52%	5.25%
Discount Rate - Debt Investments	8.72%	8.30%	7.89%	8.72%	8.30%	7.89%
Discount Rate - Long-Term Debt Consolidated	3.86%	4.07%	4.27%	3.86%	4.07%	4.27%

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

If the Company is unable to raise substantial funds in its public offerings, it will make fewer investments resulting in less diversification in terms of the type, number and size of investments it makes and the value of an investment in the Company will fluctuate with the performance of the limited assets it acquires. Further, the Company will have certain fixed operating expenses, including certain expenses as a public company and a REIT, regardless of whether it is able to raise substantial funds in the offerings. The Company’s inability to raise substantial funds would increase its fixed operating expenses as a percentage of gross income, reducing its net income and limiting its ability to make distributions. As of March 31, 2022, the Company has raised gross proceeds of $289,880,047 in the Offerings.

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

As of March 31, 2022, the Company’s debt to tangible assets ratio was 53.6%. See Note 7 – Loans Payable of the Company’s outstanding debt arrangement as of March 31, 2022.

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

Cash Flows

The following table provides a breakdown of the net change in the Company’s cash and cash equivalents and restricted cash:

Three months ended March 31, 2022
Cash flows from operating activities	$1,983,507
Cash flows from investing activities	(63,898,627)
Cash flows from financing activities	66,295,341
Increase in cash and cash equivalents and restricted cash	$4,380,221

Operating Activities

During the three months ended March 31, 2022, net cash provided by operating activities was $1,983,507, compared to $2,890,343 of net cash used by operating activities for the three months ended March 31, 2021. The change was primarily due to an increase in cash flow generated by revenues from the acquisition of new investments (see “—Results of Operations”).

Investing Activities

Cash used in investing activities was $63,898,627 for the three months ended March 31, 2022, compared to $23,770,988 for the three months ended March 31, 2021. The change was due to an increase of $40,127,639 in acquisition of real estate.

Financing Activities

During the three months ended March 31, 2022, net cash provided by financing activities was $66,295,341, compared to $6,867,385 for the three months ended March 31, 2021. The change was primarily due to an increase in proceeds from net borrowings under credit facility of $19,000,000, an increase in proceeds from common stock issued of $39,952,805, an increase in distributions of $1,829,169, an increase in payments from redemptions of common stock of $257,319, and an increase in non-controlling interest distributions of $1,223,891, an increase of $3,191,427 in the DST Offering proceeds received for the DST interests sold, offset by an increase of $594,103 in payment of deferred financing costs.

Distributions

The Company’s board of directors has authorized, and the Company has declared, distributions for the period September 1, 2020 through April 1, 2022 in an amount equal to $0.004234973 per day (or approximately $1.55 on an annual basis) per each share of common stock, less, for holders of certain classes of shares, the distribution fees that are payable with respect to such shares as further described in the applicable prospectus. The distributions are payable by the 5th business day following each month end to stockholders of record at the close of business each day during the prior month.

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

To ensure that the Company has sufficient funds to cover cash distributions authorized and declared during the Initial Offering, the Company and CFI entered into the Distribution Support Agreement. The terms of the agreement provide that in the event that cash distributions exceed MFFO, defined as a supplemental measure to reflect the operating performance of a non-traded REIT, for any calendar quarter through the termination of the Initial Offering, CFI shall purchase Class IX Shares from the Company in an amount equal to the distribution shortfall, up to $5 million (less the $2.0 million of shares purchased by CFI in order to satisfy the Minimum Offering Requirement). On August 10, 2020, the Company and CFI entered into Second Amended and Restated Distribution Support Agreement (the “Amended Distribution Support Agreement”) to ensure that the Company has a sufficient amount of funds to pay cash distributions to stockholders during the Follow-On Offering. Pursuant to the Amended Distribution Support Agreement, in the event that cash distributions exceed MFFO, CFI will purchase Class I Shares from the Company in the Follow-On Offering in an amount equal to the distribution shortfall, up to $5 million (less the $2.0 million of shares purchased by CFI in order to satisfy the Minimum Offering Requirement and any shares purchased by CFI pursuant to the distribution support agreement in the Initial Offering). In addition to the shares purchased to satisfy the Minimum Offering Requirement, as of March 31, 2022, CFI has purchased $1,132,280 in Class IX shares pursuant to the Distribution Support Agreement. As of March 31, 2022, CFI’s remaining obligation pursuant to the Amended Distribution Support Agreement is limited to $1,867,720. On May 2, 2022, CFI purchased $966,541 of Class IX Shares to cover the distribution shortfall for the quarter ended December 31, 2021 (See Note 15 – Subsequent Events).

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

The following table summarizes the Company’s distributions declared during the three months ended March 31, 2022 and March 31, 2021:

	Three months ended March 31, 2022		Three Months Ended March 31, 2021
	Amount	Percent	Amount	Percent
Distributions
Paid in cash	$1,756,259	44%	$1,040,192	42%
Payable	1,470,031	37%	866,897	35%
Reinvested in shares	778,343	19%	573,721	23%
Total distributions	$4,004,633	100%	$2,480,810	100%
Sources of Distributions:
Operating cash flows	$1,983,507	50%	$—	0%
Offering proceeds pursuant to Distribution Support Agreement(1)	—	0%	—	0%
Offering proceeds	2,021,126	50%	2,480,810	100%
Total sources of distributions	$4,004,633	100%	$2,480,810	100%

Note:

(1) Pursuant to the Amended Distribution Support Agreement, CFI will purchase Class I Shares to the extent cash distributions exceed MFFO within 15 business days following the Company’s filing with the SEC of its periodic report for such calendar quarter or year.

During the three months ended March 31, 2022 the Company declared $4,004,633 of distributions to its shareholders (including those reinvested in shares pursuant to the DRP), compared to the Company’s total aggregate MFFO loss of $1,452,972 for the three months ended March 31, 2022, and the Company’s total aggregate net loss of $4,870,515 for such period.

During the three months ended March 31, 2022, the Company had a distribution shortfall of $2,600,979 for which CFI will purchase Class I Shares pursuant to the Amended Distribution Support Agreement.

During the three months ended March 31, 2021, the Company declared $2,480,810 of distributions to its shareholders (including those reinvested in shares pursuant to the DRP), compared to the Company’s total aggregate MFFO of $1,564,203 for the three ended March 31, 2021, and the Company’s total aggregate net income of $213,516 for such period.

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

Reimbursement of Organization and Offering Costs

The Advisor has agreed to pay, on behalf of the Company, all O&O Costs through the first anniversary of the date on which the Company satisfied the Minimum Offering Requirement, which was May 18, 2018 (“Escrow Break Anniversary”). The Company was not required to reimburse the Advisor for payment of the O&O Costs prior to the Escrow Break Anniversary. After the Escrow Break Anniversary, the Advisor, in its sole discretion, may pay some or all of the additional O&O Costs incurred, but is not required to do so. To the extent the Advisor pays such additional O&O Costs, the Company is obligated to reimburse the Advisor subject to the 1% Cap. Following the Escrow Break Anniversary, the Company began reimbursing the Advisor for payment of the O&O Costs on a monthly basis, which will continue through the period ended May 18, 2021; provided, however, that the Company will not be obligated to pay any amounts that as a result of such payment would cause the aggregate payments for O&O Costs (less selling commissions, dealer manager fees and distribution fees) paid to the Advisor to exceed the 1% Cap as of such payment date. Any amounts not reimbursed in any period are included in determining any reimbursement for a subsequent period. As of March 31, 2022, the Advisor has continued to pay all O&O Costs on behalf of the Company.

Variable Interest Entities

A Variable Interest Entity (“VIE”) is an entity that lacks one or more of the characteristics of a voting interest entity. A VIE is defined as an entity in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The determination of whether an entity is a VIE includes both a qualitative and quantitative analysis. The Company bases the qualitative analysis on the Company’s review of the design of the entity, its organizational structure including decision-making ability and relevant financial agreements and the quantitative analysis on the forecasted cash flow of the entity. The Company reassesses the initial evaluation of an entity as a VIE upon the occurrence of certain reconsideration events. A VIE must be consolidated only by its primary beneficiary, which is defined as the party who, along with its affiliates and agents has both the: (i) power to direct the activities that most significantly impact the VIE’s economic performance and (ii) obligation to absorb the losses of the VIE or the right to receive the benefits from the VIE, which could be significant to the VIE. The Company determines whether it is the primary beneficiary of a VIE by considering qualitative and quantitative factors, including, but not limited to: which activities most significantly impact the VIE’s economic performance and which party controls such activities; the amount and characteristics of its investment; the obligation or likelihood for the Company or other interests to provide financial support; consideration of the VIE’s purpose and design, including the risks the VIE was designed to create and pass through to its variable interest holders and the similarity with and significance to the Company’s business activities and other interests. The Company reassesses the determination of whether it is the primary beneficiary of a VIE each reporting period. Significant judgments related to these determinations include estimates about the current and future fair value and performance of investments held by these VIEs and general market conditions. As of March 31, 2022, the Company concluded that it had investments in VIEs, and because the Company was deemed the primary beneficiary it consolidated such entities, as described in “Note 10 — Variable Interest Entities” in its accompanying unaudited consolidated financial statements included in Item 1. “Financial Statements (Unaudited) and Supplementary Data.”

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

Off-Balance Sheet Arrangements

As of March 31, 2022, the Company had no off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on the Company’s financial condition, revenue and expenses, results of operations, liquidity, capital expenditures, or capital resources.

Contractual Obligations

The following table presents the future principal payment due under the Company’s GR Loan, FM Loan, CO Loan, DST Loan, Buchanan Loan, Keller Loan, Summerfield Loan, Valencia Loan, Kacey Loan, Industry Loan, and Credit Facility agreements as of March 31, 2022, which represents the Company’s aggregate contractual obligations and commitments with payments due subsequent to March 31, 2022.

Year	Amount
2022 (remaining)	—
2023	—
2024	47,850,000
2025	—
2026	—
Thereafter	331,037,184
Total	$378,887,184

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

The market risk associated with financial instruments and derivative financial instruments is the risk of loss from adverse changes in market prices or interest rates. The Company’s interest rate risk management objectives are to limit the impact of interest rate changes in earnings and cash flows and to manage overall borrowing costs. To achieve these objectives, from time to time, the Company may enter into interest rate hedge contracts such as swaps, collars and treasury lock agreements in order to mitigate interest rate risk with respect to various debt instruments. The Company would not hold or issue these derivative contracts for trading or speculative purposes. As of March 31, 2022, there are no such hedging contracts outstanding. The Company does not have any foreign operations and thus is not exposed to foreign currency fluctuations.

Interest Rate Risk

As of March 31, 2022, the Company had $245 million fixed rate debt and $134 million of floating rate debt. The Company uses derivative financial instruments to limit the exposure to interest rate changes associated with its borrowings. The use of derivative financial instruments carries certain risks, including the risk that the counterparties to these contractual arrangements are not able to perform under the agreements. To mitigate this risk, the Company only enters into derivative financial instruments with counterparties with high credit ratings and with major financial institutions with which the Company and its related parties may also have other financial relationships. The Company does not anticipate that any of the counterparties will fail to meet their obligations. (For further detail refer to Note 7 – Loans Payable).

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

As of March 31, 2022, lease expirations related to the Company’s portfolio of real estate assets, excluding those at our multifamily properties (which typically have short-term leases of one year or less), based in each asset’s fair value used in determining our NAV, were as follows:

•	2022 – 2024 – 0.0%
•	2025 – 2027 – 19.6%
•	2028 – 2030 – 18.7%
•	After 2031 – 61.7%

As of March 31, 2022, the industry concentration of the Company’s portfolio of real estate assets, based on each asset’s fair value used in determining our NAV, was as follows:

•	Single Tenant Office – 36.4%
•	Multifamily – 32.5%
•	Single Tenant Industrial – 27.1%
•	Single Tenant Necessity Retail – 2.0%
•	Single Tenant Life Sciences – 2.0%

As of March 31, 2022, the geographic concentration of the Company’s portfolio of real estate assets, based on each asset’s fair value used in determining our NAV, was as follows:

•	Ohio – 32.6%
•	Texas – 21.5%
•	California – 18.3%
•	South Carolina – 9.0%
•	Maryland – 7.1%
•	Arizona – 4.3%

•	Illinois – 2.8%
•	Pennsylvania – 2.6%
•	Michigan – 1.8%

As of March 31, 2022, the investment type concentration of the Company’s portfolio of real estate assets, based on each asset’s fair value used in determining our NAV, was as follows:

•	Common Equity – 94.6%
•	Mezzanine Loan – 2.8%
•	Preferred Equity – 2.6%

As of March 31, 2022, the tenant credit profile concentration of the Company’s portfolio of real estate assets, based on each asset’s fair value used in determining our NAV, was as follows:

•	Investment Grade(1) – 51.4%
•	Unrated – 41.3%
•	Non-investment Grade – 7.3%

(1)Includes Daimler Trucks North America, LLC. Daimler AG, the parent company of Daimler Trucks North America, LLC, is rated BBB+ by Moody’s. Daimler AG does not guarantee the lease.

As of March 31, 2022, the maturity concentration of debt secured by our portfolio of real estate assets, based on principal balances and adjusted for ownership percentage, was as follows:

•	2022 – 2024 – 30.5%
•	2025- 2027 – 0.0%
•	2028 – 2030 – 31.2%
•	After 2031 – 38.3%

As of March 31, 2022, the weighted average lease term remaining of the Company’s portfolio of real estate assets (excluding multifamily, mezzanine and preferred equity investments), based on each asset’s fair value used in determining our NAV, was 8.5 years.

As of March 31, 2022, the weighted average lease term remaining of the Company’s portfolio of real estate assets, based on each asset’s fair value used in determining our NAV, was 96.9%. For our industrial, retail and office investments, occupancy includes all leased square footage as of the date indicated. For our multifamily investments, occupancy is defined as the percentage of units leased on the date indicated.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business. As of March 31, 2022, the Company was not involved in any material legal proceedings.

Item 1A. Risk Factors.

The Company has disclosed in Part 1. Item 1A. – “Risk Factors” in its Annual Report on Form 10-K for the year ended December 31, 2021 (File No. 333-214130), filed with the SEC, risk factors which materially affect its business, financial condition or results of operations. There have been no material changes from the risk factors previously disclosed, except as noted below. You should carefully consider the risk factors set forth in the Annual Report on Form 10-K for the year ended December 31, 2021 and the other information set forth elsewhere in this Quarterly Report on Form 10-Q. You should be aware that these risk factors and other information may not describe every risk facing the Company. Additional risks and uncertainties not currently known to the Company or that management currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

The Company may not be able to invest all of the Company’s offering proceeds promptly, which may cause the Company’s distributions and the Company’s stockholders’ investment returns to be lower than they otherwise would be.

The more shares the Company sells in the Company’s offerings, the greater the Company’s challenge will be to invest all of the Company’s net offering proceeds. The Company may have delays in investing the Company’s net proceeds promptly and on attractive terms. Pending investment, the net proceeds of the Company’s offerings may be invested in permitted temporary investments, which include short-term United States government securities, bank certificates of deposit and other short-term liquid investments. The rate of return on these investments, which affects the amount of cash available to make distributions to stockholders, has fluctuated in recent years and most likely will be less than the return obtainable from the type of investments in the real estate industry the Company seeks to acquire or originate. Therefore, delays the Company encounters in the selection, due diligence and acquisition or origination of investments would likely limit the Company’s ability to pay distributions to the Company’s stockholders and lower their overall returns. In addition, cash and cash equivalents and restricted cash may potentially subject the Company to concentration of risk and at times, balances with any one financial institution may exceed the Federal Deposit Insurance Corporation insurance limits. As of March 31, 2022, the Company had approximately $23.4 million in cash.

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

Pursuant to the Amended Distribution Support Agreement, in certain circumstances where the Company’s cash distributions exceed MFFO, the Company’s sponsor will purchase up to $5.0 million of Class I shares (which includes the shares the Company’s sponsor has purchased in order to satisfy the Minimum Offering Requirement) at the then current offering price per Class I share net of dealer manager fees to provide additional cash to support distributions to the Company’s stockholders. The sale of these shares will result in the dilution of the ownership interests of the Company’s public stockholders. Upon termination or expiration of the Amended Distribution Support Agreement, the Company may not have sufficient cash available to pay distributions at the rate the Company had paid during preceding periods or at all. As of March 31, 2022, CFI’s remaining obligation pursuant to the Amended Distribution Support Agreement is limited to $1,867,720. On May 2, 2022, CFI purchased $966,541 of Class IX Shares to cover the distribution shortfall for the quarter ended December 31, 2021 (See Note 15 – Subsequent Events). If the Company pays distributions from sources other than the Company’s cash flow from operations, the Company will have less cash available for investments, the Company may have to reduce the Company’s distribution rate, the Company’s net asset value may be negatively impacted and the Company’s stockholders overall return may be reduced. For the three months ended March 31, 2022, 50% of the Company’s cash distributions were paid using proceeds from the Offerings.

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

The Company’s Amended Advisory Agreement provides that any operating expenses which have not been invoiced by the Advisor will not become the Company’s obligations. Without these provisions in the Company’s Amended Advisory Agreement, such operating expenses, if invoiced, would likely be recorded as liabilities of the Company, which, in turn, would likely have a negative effect on the Company’s NAV per share. The Company’s Amended Advisory Agreement provides that the Advisor will not invoice the Company for any reimbursement if the impact of such would result in the incurrence of an obligation in an amount that would result in the Company’s NAV per share for any class of shares to be less than $25.00. the Company may, however, incur and record an obligation to reimburse the Advisor, even if it would result in the Company’s NAV per share for any class of shares for such quarter to be less than $25.00, if the Company’s board of directors determines that the reasons for the decrease of the Company’s NAV per share below $25.00 were unrelated to the Company’s obligation to reimburse the Advisor for operating expenses. The Company’s Amended Advisory Agreement also provides that the Advisor may be reimbursed for previously unbilled operating expenses for prior periods in any subsequent quarter, subject to certain limitations, including the limitation related to the NAV per share of $25.00 referenced above and the 2%/25% Guidelines. The incurrence of previously unbilled operating expenses likely will have a negative effect on the Company’s NAV per share. As of March 31, 2022, the Advisor has incurred $13,435,158 of Unreimbursed Operating Expenses, including $706,913 of Unreimbursed Operating Expenses incurred during the three months ended March 31, 2022 that have not been invoiced to the Company.

Item 2. Unregistered Sales of Equity Securities.

Unregistered Sales of Equity Securities

During the three months ended March 31, 2022, the Company did not complete any sales of unregistered securities.

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

The table below summarizes the repurchase activity for the three months ended March 31, 2022:

For the Month Ended	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Redeemed as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Redeemed Under the Plans or Programs(1)
January 31, 2022	6,112	25.69	6,112	189,086
February 28, 2022	33,893	25.74	33,893	200,067
March 30, 2022	29,151	25.90	29,151	215,046
Total	69,156	$25.80	69,156	604,199

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

EXHIBITS INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 (and are numbered in accordance with Item 601 of Regulation S-K).

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

4.1	Form of Subscription Agreement (included as Appendix A to the Prospectus dated April 23, 2019, filed with the SEC on April 24, 2019 and incorporated by reference herein)

4.2	Amended and Restated Distribution Reinvestment Plan (included as Appendix B to the Prospectus dated August 10, 2020, filed with the SEC on August 12, 2020 and incorporated by reference herein)

4.3	Form of Subscription Agreement for the Follow-On Offering (included as Appendix A to the Prospectus dated July 31, 2020, filed with the SEC on July 31, 2020 and incorporated by reference herein)

4.4	Third Amended and Restated Share Repurchase Program (incorporated by reference to Exhibit 4.4 to the Company's Quarterly Report on Form 10-Q filed with the SEC on May 17, 2021)
10.1*	Purchase and Sale Agreement by and between SE Columbus AM, LLC and CIFM Acquisitions, LLC, dated as of February 15, 2022, as amended on February 25, 2022.
31.1*	Certification by the Chief Executive Officer pursuant to 17 CFR 240.13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification by the Chief Financial Officer pursuant to 17 CFR 240.13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*

Written statements of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*

The following materials from Cantor Fitzgerald Income Trust, Inc.’s Quarterly Report on Form 10-Q for the three months ended March 31, 2022 are formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Changes in Equity; (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Filed herewith

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

Dated: May 16, 2022