Form 10-Q
period 2022-06-30
Cantor Fitzgerald Income Trust, Inc.
filed 2022-08-11
CIK 1666244

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

(Former name, former address, and former fiscal year, if changed since last report) Not applicable

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

As of August 9, 2022, the registrant had 3,733,551 Class AX Shares, 1,218,645 Class IX Shares, 976,937 Class TX Shares, 6,822,634 Class I Shares, 1,017,826 Class T Shares, 433,470 Class D Shares and 6,739 Class S Shares of $0.01 par value common stock outstanding.

CANTOR FITZGERALD INCOME TRUST, INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

CANTOR FITZGERALD INCOME TRUST, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2022	December 31, 2021
Assets
Investment in real estate, net of accumulated depreciation of $27,125,109 and $18,256,155, respectively	$816,138,975	$609,708,084
Cash and cash equivalents	22,333,652	15,361,059
Restricted cash	7,098,843	3,665,085
Investments in real estate-related assets	30,823,685	31,458,326
Intangible assets, net of accumulated amortization of $17,072,514 and $10,903,590, respectively	89,033,699	61,583,894
Operating lease right-of-use asset	16,425,065	16,466,271
Prepaid expenses and other assets	9,273,160	5,701,723
Deferred rent receivable	7,880,068	5,716,375
Derivative assets, at fair value	6,356,813	—
Due from related party	633,111	415,835
Stock subscriptions receivable	—	419,684
Accrued preferred return receivable	—	81,018
Accrued income from mezzanine loan investment	—	72,498
Total assets	$1,005,997,071	$750,649,852
Liabilities and Equity
Liabilities
Loans payable, net of deferred financing costs of $4,532,471 and $3,798,470, respectively	$448,585,963	$356,088,714
Intangible liabilities, net of accumulated amortization of $2,922,999 and $2,201,745, respectively	22,263,313	9,285,256
Operating lease liability	16,425,065	16,466,271
Distributions payable	8,230,113	6,311,100
Due to related parties	5,757,390	2,109,833
Restricted reserves	4,128,989	3,932,628
Deferred revenue	1,685,739	1,404,670
Accrued interest payable	1,230,830	802,286
Accounts payable and accrued expenses	614,385	149,792
Derivative liabilities, at fair value	—	157,709
Total liabilities	$508,921,787	$396,708,259
Commitments and contingencies (Note 12)
Stockholders' equity
Controlling interest
Preferred stock, $0.01 par value per share, 50,000,000 shares authorized, and 0 issued and outstanding at each June 30, 2022 and December 31, 2021	—	—
Class AX common stock, $0.01 par value per share, 10,000,000 shares authorized, and 3,699,980 and 3,441,219 issued and outstanding at June 30, 2022 and December 31, 2021, respectively	37,000	34,412
Class TX common stock, $0.01 par value per share, 5,000,000 shares authorized, and 1,009,828 and 1,319,066 issued and outstanding at June 30, 2022 and December 31, 2021, respectively	10,098	13,191
Class IX common stock, $0.01 par value per share, 5,000,000 shares authorized, and 1,214,308 and 1,203,025 issued and outstanding at June 30, 2022 and December 31, 2021, respectively	12,143	12,030
Class T common stock, $0.01 par value per share, 100,000,000 shares authorized, and 911,890 and 555,074 issued and outstanding at June 30, 2022 and December 31, 2021, respectively	9,119	5,551
Class S common stock, $0.01 par value per share, 20,000,000 shares authorized, and 6,738 issued and 4,362 outstanding at each June 30, 2022 and December 31, 2021, respectively	67	44
Class D common stock, $0.01 par value per share, 60,000,000 shares authorized, and 415,253 issued and 275,596 outstanding at each June 30, 2022 and December 31, 2021, respectively	4,153	2,756
Class I common stock, $0.01 par value per share, 200,000,000 shares authorized, and 6,022,057 and 2,707,306 issued and outstanding at June 30, 2022 and December 31, 2021, respectively	60,221	27,073
Additional paid-in capital	339,130,305	238,954,331
Retained earnings/accumulated deficit and cumulative distributions	(42,711,342)	(30,111,852)
Accumulated other comprehensive income/(loss)	635,681	(15,771)
Total controlling interest	297,187,445	208,921,765
Non-controlling interests in subsidiaries	199,887,839	145,019,828
Total stockholders' equity	497,075,284	353,941,593
Total liabilities and stockholders' equity	$1,005,997,071	$750,649,852

See accompanying notes to consolidated financial statement

CANTOR FITZGERALD INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2022	2021	2022	2021
Revenues:
Rental revenues	$15,501,095	$7,308,211	$27,814,428	$10,591,811
Preferred return income	389,108	237,828	627,569	473,043
Income from mezzanine loan investment	257,245	253,744	511,472	504,507
Other property operating revenues	1,413,279	957,311	2,761,859	1,476,243
Total revenues	17,560,727	8,757,094	31,715,328	13,045,604
Operating expenses (income):
General and administrative expenses	344,496	119,052	4,411,490	159,508
Depreciation and amortization	8,027,154	3,650,721	14,926,290	5,486,315
Management fees	1,325,729	677,883	2,454,943	1,181,467
Property operating expenses	4,696,503	2,464,933	8,448,077	2,817,735
Total operating expenses	14,393,882	6,912,589	30,240,800	9,645,025
Other income (expense):
Income/(loss) from investments in real estate-related assets	(57,381)	175,757	(426,848)	(86,050)
Interest income	7,769	5,019	11,365	6,883
Interest expense	(4,243,694)	(1,891,245)	(7,056,021)	(2,973,860)
Total other income (expense)	(4,293,306)	(1,710,469)	(7,471,504)	(3,053,027)
Net income (loss)	$(1,126,461)	$134,036	$(5,996,976)	$347,552
Net income (loss) attributable to non-controlling interest	(982,458)	(575,072)	(2,197,601)	(495,741)
Net income (loss) attributable to common stockholders	$(144,003)	$709,108	$(3,799,375)	$843,293
Weighted average shares outstanding	12,723,862	7,176,994	11,745,861	6,954,820
Net income (loss) per common share - basic and diluted	$(0.01)	$0.10	$(0.32)	$0.12

See accompanying notes to consolidated financial statements

CANTOR FITZGERALD INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2022	2021	2022	2021
Net income (loss)	$(1,126,461)	$134,036	$(5,996,976)	$347,552
Other comprehensive income (loss)
Unrealized gain (loss) on derivative instruments	2,646,889	—	6,514,522	—
Comprehensive income (loss)	1,520,428	134,036	517,546	347,552
Amounts attributable to noncontrolling interests
Net income (loss)	(982,458)	(575,072)	(2,197,601)	(495,741)
Unrealized gain (loss) on derivative instruments	2,382,200	—	5,863,070	—
Comprehensive income (loss) attributable to noncontrolling interests	1,399,742	(575,072)	3,665,469	(495,741)
Comprehensive income (loss) attributable to common stockholders	$120,686	$709,108	$(3,147,923)	$843,293

See accompanying notes to consolidated financial statements

CANTOR FITZGERALD INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

	Controlling Interest
																Retained Earnings/
	Common Stock														Additional	Accumulated Deficit and	Accumulated Other	Non-	Total
	Class AX		Class TX		Class IX		Class I		Class T		Class D		Class S		Paid-In	Cumulative	Comprehensive	controlling	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Distributions	Income/(loss)	interest	Equity
Balance as of January 1, 2021	3,458,541	$34,585	1,472,875	$14,729	1,218,108	$12,181	160,013	$1,600	44,884	$449	39,281	$393	1,567	$16	$161,040,483	$(17,735,594)	$—	$2,150,741	$145,519,583
Common stock	—	—	—	—	—	—	281,800	2,818	98,221	982	76,298	763	—	—	10,986,960	—	—	—	10,991,523
Common stock repurchased	(29,237)	(292)	(20,547)	(206)	(28,993)	(290)	—	—	—	—	—	—	—	—	(1,883,650)	—	—	—	(1,884,438)
Distribution reinvestment	19,855	199	7,967	80	6,856	69	1,193	12	188	2	219	2	1	—	867,260	—	—	—	867,624
Offering costs, commissions and fees	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(160,379)	—	—	—	(160,379)
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	134,185	—	79,331	213,516
Distributions declared on common stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,480,810)	—	—	(2,480,810)
Non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	43,138,777	43,138,777
Balance as of March 31, 2021	3,449,159	$34,492	1,460,295	$14,603	1,195,971	$11,960	443,006	$4,430	143,293	$1,433	115,798	$1,158	1,568	$16	$170,850,674	$(20,082,219)	$—	$45,368,849	$196,205,396
Common stock	—	—	—	—	—	—	599,495	5,995	102,256	1,022	24,145	242	2,790	28	17,699,493	—	—	—	17,706,780
Common stock repurchased	(99,469)	(995)	(15,016)	(150)	(2,994)	(30)	—	—	—	—	(2,183)	(22)	—	—	(2,897,407)	—	—	—	(2,898,604)
Distribution reinvestment	19,899	199	8,101	81	6,877	69	2,204	22	283	3	514	5	1	—	914,086	—	—	—	914,465
Offering costs, commissions and fees	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(242,943)	—	—	—	(242,943)
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	709,108	—	(575,072)	134,036
Distributions declared on common stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,657,795)	—	—	(2,657,795)
Non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	19,727,384	19,727,384
Balance as of June 30, 2021	3,369,589	$33,696	1,453,380	$14,534	1,199,854	$11,999	1,044,705	$10,447	245,832	$2,458	138,274	$1,383	4,359	$44	$186,323,903	$(22,030,906)	$—	$64,521,161	$228,888,719

	Controlling Interest
																Retained Earnings/
	Common Stock														Additional	Accumulated Deficit and	Accumulated Other	Non-	Total
	Class AX		Class TX		Class IX		Class I		Class T		Class D		Class S		Paid-In	Cumulative	Comprehensive	controlling	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Distributions	Income/(loss)	interest	Equity
Balance as of January 1, 2022	3,441,219	$34,412	1,319,066	$13,191	1,203,025	$12,030	2,707,306	$27,073	555,074	$5,551	275,596	$2,756	4,362	$44	$238,954,331	$(30,111,852)	$(15,771)	$145,019,828	$353,941,593
Common stock	180,600	1,807	(180,740)	(1,808)	—	—	1,653,108	16,531	185,212	1,851	103,726	1,037	—	—	49,994,745	—	—	—	50,014,163
Common stock repurchased	(47,476)	(475)	(14,299)	(143)	—	—	(1,000)	(10)	(1,227)	(12)	(5,154)	(52)	—	—	(1,783,734)	—	—	—	(1,784,426)
Distribution reinvestment	19,135	191	6,561	66	6,467	65	10,167	102	1,467	15	1,460	15	1	—	1,145,760	—	—	—	1,146,214
Offering costs, commissions and fees	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(500,907)	—	—	—	(500,907)
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(3,655,372)	—	(1,215,143)	(4,870,515)
Distributions declared on common stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(4,004,633)	—	—	(4,004,633)
Designated derivatives, fair value adjustments	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	386,763	3,480,870	3,867,633
Acquired or syndicated ownership interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	3,191,427	—	—	—	3,191,427
Non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(7,885,953)	(7,885,953)
Balance as of March 31, 2022	3,593,478	$35,935	1,130,588	$11,306	1,209,492	$12,095	4,369,581	$43,696	740,526	$7,405	375,628	$3,756	4,363	$44	$291,001,622	$(37,771,857)	$370,992	$139,399,602	$393,114,596
Common stock	110,803	1,108	(110,888)	(1,109)	—	—	1,638,929	16,390	173,607	1,737	38,744	388	2,374	23	48,626,353	—	—	—	48,644,890
Common stock repurchased	(24,365)	(244)	(15,358)	(154)	(1,646)	(16)	(2,997)	(30)	(4,280)	(43)	(738)	(7)	—	—	(1,298,992)	—	—	—	(1,299,486)
Distribution reinvestment	20,064	201	5,486	55	6,462	64	16,544	165	2,037	20	1,619	16	1	—	1,358,795	—	—	—	1,359,316
Offering costs, commissions and fees	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(557,473)	—	—	—	(557,473)
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(144,003)	—	(982,458)	(1,126,461)
Distributions declared on common stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(4,795,482)	—	—	(4,795,482)
Designated derivatives, fair value adjustments	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	264,689	2,382,200	2,646,889
Acquired or syndicated ownership interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	59,088,495	59,088,495
Balance as of June 30, 2022	3,699,980	$37,000	1,009,828	$10,098	1,214,308	$12,143	6,022,057	$60,221	911,890	$9,119	415,253	$4,153	6,738	$67	$339,130,305	$(42,711,342)	$635,681	$199,887,839	$497,075,284

See accompanying notes to consolidated financial statements

CANTOR FITZGERALD INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months
	Ended June 30,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$(5,996,976)	$347,552
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	15,288,835	5,541,583
Loss from investments in real estate-related assets	426,848	86,050
Amortization of above-market lease intangibles	98,189	35,908
Amortization of below-market lease intangibles	(707,855)	(423,945)
Changes in assets and liabilities:
Proceeds from investments in real estate-related assets	207,793	205,762
(Increase) in deferred rent receivable	(2,163,693)	(2,943,774)
Decrease/(increase) in accrued preferred return receivable	81,018	(78,405)
Decrease/(increase) in accrued income from mezzanine loan investment	72,498	(69,902)
(Increase) in prepaid expenses and other assets	(3,571,437)	(3,148,763)
(Increase) in due from related party	(217,276)	(19,938)
Increase in due to related parties	3,830,784	41,803
Increase in deferred revenue	281,069	67,423
(Decrease)/increase in distribution payable	(410,919)	10,337,608
Increase in restricted reserves	196,361	1,432,382
Increase/(decrease) in accounts payable and accrued expenses	44,502	(465,797)
Increase in accrued interest payable	428,544	278,923
Net cash provided by operating activities	7,888,285	11,224,470
Cash flows from investing activities:
Acquisition of real estate	(111,283,921)	(34,556,018)
Cash used in investing activities	(111,283,921)	(34,556,018)
Cash flows from financing activities:
Borrowings under credit facility	26,500,000	—
Proceeds from issuance of common stock, net	98,522,452	27,914,791
Distributions	(6,634,942)	(3,253,558)
Payments for redemptions of common stock	(3,349,143)	(4,496,151)
Non-controlling interest distributions	(3,331,261)	(67,977)
Syndicated ownership interest	3,191,427	—
Payment of deferred financing costs	(1,096,546)	(553,790)
Net cash provided by financing activities	113,801,987	19,543,315
Net increase/(decrease) in cash and cash equivalents and restricted cash	10,406,351	(3,788,233)
Cash and cash equivalents and restricted cash, at beginning of period	19,026,144	33,524,830
Cash and cash equivalents and restricted cash, at end of period	$29,432,495	$29,736,597
Reconciliation of cash and cash equivalents and restricted cash
Cash and cash equivalents	$22,333,652	$15,639,573
Restricted cash	7,098,843	14,097,024
Total cash and cash equivalents and restricted cash	$29,432,495	$29,736,597
Supplemental disclosure of cash flow information:
Cash paid for interest	$6,379,522	$2,647,335
Non-cash investing and financing activities:
Distribution reinvestment	$2,505,530	$1,782,089
Distributions payable	$2,329,932	$1,123,293
Assumption of loans payable in conjunction with acquisitions of real estate	$66,731,250	$107,852,000
Acquired non-controlling interests	$62,305,514	$63,954,474

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

On February 2, 2016, the Company was capitalized with a $200,001 investment by the Company’s sponsor, Cantor Fitzgerald Investors, LLC (“CFI”) through the purchase of 8,180 Class A shares. In addition, a wholly owned subsidiary of CFI, Cantor Fitzgerald Income Trust OP Holdings, LLC, formerly known as Rodin Global Property Trust OP Holdings, LLC, (the “Special Unit Holder”), has invested $1,000 in the Operating Partnership and has been issued a special class of limited partnership units (“Special Units”), which is recorded as a non-controlling interest on the consolidated balance sheet as of June 30, 2022. The Company registered with the Securities and Exchange Commission (“SEC”) an offering of up to $1.25 billion in shares of common stock, consisting of up to $1.0 billion in shares in the Company’s primary offering (the “Primary Offering”) and up to $250 million in shares pursuant to its distribution reinvestment plan (the “DRP”, and together with the Primary Offering, the “Initial Offering”). On May 18, 2017, the Company satisfied the minimum offering requirement as a result of CFI’s purchase of $2.0 million in Class I shares (the “Minimum Offering Requirement”). On March 20, 2020, the Company filed a registration statement on Form S-11 with the SEC for a proposed second public offering (the “Follow-On Offering”). Subsequently, on July 31, 2020, the Company terminated the Primary Offering but is continuing to offer up to $50.0 million of common stock pursuant to the DRP. On August 10, 2020, the SEC declared the Follow-On Offering effective. In the Follow-On Offering, the Company is offering up to $1 billion in shares of common stock in a primary offering on a best efforts basis and $250 million in shares of common stock to be issued pursuant to the DRP. On July 30, 2020, the Company, amended its charter (as amended, the “Charter”) to redesignate its currently issued and outstanding Class A shares of common stock, Class T shares of common stock and Class I shares of common stock as “Class AX Shares,” “Class TX Shares” and “Class IX Shares,” respectively. In addition, on July 30, 2020, as set forth in the Charter, the Company has reclassified the authorized but unissued portion of its common stock into four additional classes of common stock: Class T Shares, Class S Shares, Class D Shares, and Class I Shares. The Class AX shares, Class TX shares and Class IX shares generally have the same rights, including voting rights, as the Class T shares, Class S shares, Class D shares and Class I shares that the Company is offering pursuant to the Follow-On Offering (Refer to Note 8 – Stockholders’ Equity).

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

As of June 30, 2022, the Company owned the following investments:

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

•	A majority interest (75%) in a joint venture (the “Battery Street SF JV”) that owns an office property located in San Francisco, California (the “SF Property”) with an unrelated third party.
•	An industrial property located in Phoenix, Arizona (the “Buchanan Property”).
•	Interests (15%) in a Delaware Statutory Trust, CF Station Multifamily DST (the “Station DST”), which owns a multifamily residential property located in Irving, Texas (the “Station Property”).
•	A majority interest (97%) in a multifamily property located in Carrolton, Texas (the “Keller Property”) through a joint venture (the “Keller JV”) with an unrelated third party.
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

•	An industrial dry/cold storage facility located in Columbus, OH (the “Fisher Road Property”).
•	A controlling interest of (96.46%) in a multifamily property located in Conroe, TX (the “Longmire Property”) through a joint venture (the “Longmire JV”) with an unrelated third party.
•	A controlling interest of (10%) in a Delaware Statutory Trust, (the “ON3 DST”), which owns an office located in Nutley, NJ (the “ON3 Property”).

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

The Company evaluates all of its investments in real estate-related assets to determine if they are VIEs utilizing judgments and estimates that are inherently subjective. If different judgments or estimates were used for these evaluations, it could result in differing conclusions as to whether or not an entity is a VIE and whether or not to consolidate such entity. As of June 30, 2022 and December 31, 2021, the Company concluded that it had investments in VIEs. Refer to Note 10 — Variable Interest Entities for additional information.

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

Deferred Rent Receivable

Deferred rent receivable represents rent earned in excess of rent received as a result of straight-lining rents over the terms of the leases on the FM Property, the CO Property, the Lewisville Property, the SF Property, the Buchanan Property, a Delaware Statutory Trust, CF Net Lease Portfolio IV DST (the “DST”), the Madison Ave Property, the Valencia Property, the De Anza Property, Fisher Road Property, and the ON3 Property in accordance with ASC Topic 842, Leases. As of June 30, 2022 and December 31, 2021, Deferred rent receivable was $7,880,068 and $5,716,375, respectively.

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

The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate assets may not be recoverable. Impairment indicators that the Company considers include, but are not limited to, bankruptcy or other credit concerns of a property’s major tenant, such as a history of late payments, rental concessions and other factors, a significant decrease in a property’s revenues due to lease terminations, vacancies, co-tenancy clauses, reduced lease rates or other circumstances. When indicators of potential impairment are present, the Company assesses the recoverability of the assets by determining whether the carrying amount of the assets will be recovered through the undiscounted future cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying amount, the Company will adjust the real estate assets to their respective fair values and recognize an impairment loss. Generally, fair value is determined using a discounted cash flow analysis and recent comparable sales transactions. As of June 30, 2022 and December 31, 2021, no impairment losses have been identified.

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

Income recognition is suspended for a mezzanine loan investment at the earlier of the date at which payments become 90-days past due or when, in the opinion of management, a full recovery of income and principal becomes doubtful. When the ultimate collectability of the principal of an impaired mezzanine loan investment is in doubt, all payments are applied to principal under the cost recovery method. When the ultimate collectability of the principal of an impaired mezzanine loan investment is not in doubt, contractual income from mezzanine loan is recorded as income from mezzanine loan when received, under the cash basis method until an accrual is resumed when the mezzanine loan investment becomes contractually current and performance is demonstrated to be resumed. A mezzanine loan investment is written off when it is no longer realizable and/or legally discharged. As of June 30, 2022 and December 31, 2021, no impairment losses have been identified.

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

Income recognition is suspended for a preferred equity investment at the earlier of the date at which payments become 90-days past due or when, in the opinion of management, a full recovery of income and principal becomes doubtful. When the ultimate collectability of the principal of an impaired preferred equity investment is in doubt, all payments are applied to principal under the cost recovery method. When the ultimate collectability of the principal of an impaired preferred equity investment is not in doubt, contractual preferred return income is recorded as preferred return income when received, under the cash basis method until an accrual is resumed when the preferred return investment becomes contractually current and performance is demonstrated to be resumed. A preferred return investment is written off when it is no longer realizable and/or legally discharged. As of June 30, 2022 and December 31, 2021, no impairment losses have been identified.

Unconsolidated Equity Method Investments

The Company performs consolidation analysis in accordance with ASC Topic 810, Consolidation, as described in the “Variable Interest Entities” section of this Note 2. The Company has determined, as a result of its analysis, that it is not the primary beneficiary of its investment in the Station DST, and therefore has not consolidated the entity. The Company has accounted for its investment in the Station DST, which is controlled and managed by CFI, under the equity method of accounting, and included within Investments in real estate-related assets on the Company’s consolidated balance sheet. In accordance with ASC Topic 323, Investments-Equity Method and Joint Ventures, the Company is able to exercise significant influence over this investee. Under the equity method, the investment is adjusted each period for capital contributions and distributions and its share of the entity’s net income (loss). Capital contributions, distributions and net income (loss) of such entity is recorded in accordance with the terms of the governing documents. An allocation of net income (loss) may differ from the stated ownership percentage interest in such entity as a result of preferred returns and allocation formulas, if any, as described in such governing documents. Investments in real estate-related assets are periodically reviewed for impairment based on projected cash flows from the underlying investment. If an impairment is identified, the carrying value of the investment will be reduced to the anticipated recoverable amount. As of June 30, 2022 and December 31, 2021, no impairment has been identified.

Deferred Financing Costs

Costs incurred in connection with obtaining financing are capitalized and amortized over the term of the related loan on a straight-line basis, which approximates the effective interest method. The carrying value of the deferred financing costs at June 30, 2022 and December 31, 2021 was $4,532,471 and $3,798,470, respectively, which is net of accumulated amortization of $851,482 and $488,937, respectively, and recorded as an offset to the related debt. For the six months ended June 30, 2022 and June 30, 2021, amortization of deferred financing costs was $362,545 and $55,266, respectively, and for the three months ended June 30, 2022 and June 30, 2021, amortization of deferred financing costs was $197,208 and $35,867, respectively and is included in Interest expense on the accompanying consolidated statements of operations.

Revenue Recognition

Rental revenue is recognized on a straight-line basis over the life of the respective leases.

Preferred return income from the Company’s preferred equity investment is recognized when earned and accrued based on the outstanding investment balance.

Income from mezzanine loan investment is recognized when earned and accrued based on the outstanding loan balance.

Other Property Operating Revenues

Other property operating revenues include tenant reimbursement income and revenues received from tenants to cover utilities and other amenities. The tenant reimbursement income is derived from certain property operating expenses, including real estate taxes and insurance, among others, that are paid by the Company and are reimbursed by the tenants of the Company’s properties pursuant to the terms of the respective leases. These reimbursements and other revenues received from tenants are reflected as other property operating revenues in the accompanying consolidated statements of operations, which, for the six months ended June 30, 2022 and June 30, 2021 was $2,761,859 and $1,476,243, respectively, and for the three months ended June 30, 2022 and June 30, 2021 was $1,413,279 and $957,311, respectively.

Property Operating Expenses

Certain property operating expenses, including real estate taxes and insurance, among others, are paid by the Company and may be reimbursed by the tenants of the Company’s properties pursuant to the terms of the respective leases. These expenses incurred are reflected as Property operating expenses in the accompanying consolidated statements of operations, which for the six months ended June 30, 2022 and June 30, 2021 was $8,448,077 and $2,817,735, respectively, and for the three months ended June 30, 2022 and June 30, 2021 was $4,696,503 and $2,464,933, respectively.

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

Stock Subscriptions Receivable

As prescribed by ASC Topic 505, Equity, Stock subscriptions receivable represent the purchase of common stock for which the Company has not yet received payment from the purchaser. As of June 30, 2022 and December 31, 2021, Stock subscriptions receivable were $0 and $419,684, respectively. The amounts of outstanding Stock subscriptions receivable as of December 31, 2021 were received by the Company during January 2022.

Due from Related Party

Due from related party includes amounts due from the Advisor relating to the payment of certain federal and blue sky registration fees, which as of June 30, 2022 and December 31, 2021 were $633,111 and $415,835, respectively.

Deferred Revenue

Deferred revenue represents unearned rent received in advance from tenants at certain of the Company’s properties, which at June 30, 2022 and December 31, 2021 was $1,685,739 and $1,404,670, respectively.

Distribution Payable

Distribution payable is comprised of amounts of distributions declared by the Company but not yet paid and accrued distributions relating to the Performance Participation Allocation (as defined below in Note 8 – Stockholder’s Equity).

Also included within distribution payable is $9,530 due to certain specific affiliates, including the Sponsor, who are entitled to distributions based on their indirect equity interest in the Summerfield DST (as further described in Note 9 – Related Party Transactions). As of June 30, 2022, return of capital distributions were and are derived from net escrow break proceeds from the syndication of the Summerfield DST beneficial interest offering, with the related proceeds held and reported in cash and cash equivalents on the accompanying consolidated balance sheet.

As of June 30, 2022 and December 31, 2021 the aggregate total amount of distribution payable reported by the Company was $8,230,113 and $6,311,100, respectively.

Restricted Reserves

Restricted reserves is comprised of amounts received from tenants at certain of the Company’s properties for recoverable property operating expenses to be paid by the Company on behalf of the tenants, pursuant to the terms of the respective lease arrangements, which at June 30, 2022 and December 31, 2021 was $4,128,989 and $3,932,628, respectively.

Due to Related Parties

Due to related parties is comprised of amounts contractually owed by the Company for various services provided to the Company from related parties, which at June 30, 2022 and December 31, 2021 was $5,757,390 and $2,109,833, respectively (See Note 9 – Related Party Transactions).

Organization and Offering Costs

The Advisor has agreed to pay, on behalf of the Company, all organizational and offering costs (including legal, accounting, and other costs attributable to the Company’s organization and offering, but excluding upfront selling commissions, dealer manager fees and distribution fees) (“O&O Costs”) through the first anniversary of the date on which the Company satisfied the Minimum Offering Requirement, which was May 18, 2018 (the “Escrow Break Anniversary”). After the Escrow Break Anniversary, the Advisor, in its sole discretion, may pay some or all of the additional O&O Costs incurred, but is not required to do so. To the extent the Advisor pays such additional O&O Costs, the Company is obligated to reimburse the Advisor subject to the 1% Cap (as defined below). Following the Escrow Break Anniversary, the Company began reimbursing the Advisor for payment of O&O Costs on a monthly basis, which continued through the period ended May 18, 2021; provided, however, that the Company was not obligated to pay any amounts that as a result of such payment would cause the aggregate payments for O&O Costs (less selling commissions, dealer manager fees and distribution fees) paid to the Advisor to exceed 1% of gross proceeds from all the Company’s public offerings (the “1% Cap”), as of such payment date. Any amounts not reimbursed in any period shall be included in determining any reimbursement liability for a subsequent period. As of June 30, 2022, the Advisor has continued to pay all O&O Costs on behalf of the Company.

As of June 30, 2022 and December 31, 2021, the Advisor has incurred O&O Costs on the Company’s behalf of $11,933,485 and $11,460,817, respectively. As of June 30, 2022 and December 31, 2021, the Company is obligated to reimburse the Advisor for O&O Costs in the amount of $146,660 and $100,391, respectively, which is included within Due to related parties in the accompanying consolidated balance sheets. As of both June 30, 2022 and December 31, 2021, organizational costs of $90,675, were expensed and offering costs of $3,295,172 and $2,314,366, respectively, were charged to stockholders’ equity. As of June 30, 2022 and December 31, 2021, the Company has made reimbursement payments of $3,239,187 and $2,304,650, respectively, to the Advisor for O&O Costs incurred.

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

Earnings Per Share

Basic net income (loss) per share of common stock is determined by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is determined by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period, including common stock equivalents. As of June 30, 2022 and December 31, 2021, there were no material common stock equivalents that would have a dilutive effect on net income (loss) per share for common stockholders. All classes of common stock are allocated net income (loss) at the same rate per share.

For the three and six months ended June 30, 2022, basic and diluted net loss per share was $(0.01) and $(0.32). For the three and six months ended June 30, 2021, basic and diluted net income per share was $0.10 and $0.12.

Recently Adopted Accounting Pronouncements

In January 2020, the FASB issued ASU No. 2020-01, Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815)—Clarifying the Interactions between Topic 321, Topic 323, and Topic 815 (a consensus of the FASB Emerging Issues Task Force). These amendments improve current guidance by reducing diversity in practice and increasing comparability of the accounting for the interactions between these codification topics as they pertain to certain equity securities, investments under the equity method of accounting and forward contracts or purchased options to purchase securities that, upon settlement of the forward contract or exercise of the purchased option, would be accounted for under the equity method of accounting or the fair value option. The Company adopted the standard on its effective date beginning January 1, 2022 on a prospective basis. The adoption of this guidance did not have a material impact on the Company’s unaudited consolidated financial statements.

In October 2020, the FASB issued ASU No. 2020-10, Codification Improvements. The standard amends the Codification by moving existing disclosure requirements to (or adding appropriate references in) the relevant disclosure sections. The ASU also clarifies various provisions of the Codification by amending and adding new headings, cross-referencing, and refining or correcting terminology. The Company adopted the standard on its effective date beginning January 1, 2022 and it was applied using a modified retrospective method of transition. The adoption of this guidance did not have a material impact on the Company’s unaudited consolidated financial statements.

New Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires financial assets that are measured at amortized cost to be presented, net of an allowance for credit losses, at the amount expected to be collected over their estimated life. Expected credit losses for newly recognized financial assets, as well as changes to credit losses during the period, are recognized in earnings. For certain purchased financial assets with deterioration in credit quality since origination (“PCD assets”), the initial allowance for expected credit losses will be recorded as an increase to the purchase price. Expected credit losses, including losses on off-balance-sheet exposures such as lending commitments, will be measured based on historical experience, current conditions and reasonable and supportable forecasts that affect the collectability of the reported amount. In November 2018, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, to clarify that operating lease receivables accounted for under ASC 842, Leases, are not in the scope of the new credit losses guidance, and, instead, impairment of receivables arising from operating leases should be accounted for in accordance with ASC 842, Leases. In April 2019, the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. The ASU makes changes to the guidance introduced or amended by ASU No. 2016-13 to clarify the scope of the credit losses standard and address guidance related to accrued interest receivable balances, recoveries, variable interest rates and prepayments, among other issues. The ASU also amends guidance in ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, and ASU No. 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. With respect to amendments to ASU No. 2017-12, the guidance addresses partial-term fair value hedges, fair value hedge basis adjustments, and certain transition requirements, along with other issues. In addition, in May 2019, the FASB issued ASU No. 2019-05, Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief. The amendments in this ASU allow entities, upon adoption of ASU No. 2016-13, to irrevocably elect the fair value option for financial instruments that were previously carried at amortized cost and are eligible for the fair value option under ASC 825-10, Financial Instruments: Overall. In November 2019, the FASB issued ASU No. 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842) Effective Dates. Pursuant to this ASU, the effective date of the new credit losses standard was deferred, and the new credit impairment guidance will become effective for the Company on January 1, 2023, under a modified retrospective approach, and early adoption is permitted. In addition, in November 2019, the FASB issued ASU No. 2019-11, Codification Improvements to Topic 326, Financial Instruments—Credit Losses. The amendments in this ASU require entities to include certain expected recoveries of the amortized cost basis previously written off, or expected to be written off, in the allowance for credit losses for PCD assets; provide transition relief related to troubled debt restructurings; allow entities to exclude accrued interest amounts from certain required disclosures; and clarify the requirements for applying the collateral maintenance practical expedient. The amendments in ASUs No. 2018-19, 2019-04, 2019-05, 2019-10 and 2019-11 are required to be adopted concurrently with the guidance in ASU No. 2016-13. The Company plans to adopt the standards on January 1, 2023. Management is continuing to implement the new credit losses guidance, including the assessment of the impact of the new guidance on the Company’s unaudited consolidated financial statements. Given the objective of the new standard, it is generally expected allowances for credit losses for the financial instruments within its scope would increase, however, the amount of any change will be dependent on the composition and quality of the Company’s portfolios at the adoption date as well as economic conditions and forecasts at that time.

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

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The guidance is designed to provide relief from the accounting analysis and impacts that may otherwise be required for modifications to agreements (e.g., loans, debt securities, derivatives, and borrowings) necessitated by reference rate reform as entities transition away from LIBOR and other interbank offered rates to alternative reference rates. This ASU also provides optional expedients to enable companies to continue to apply hedge accounting to certain hedging relationships impacted by reference rate reform. Application of the guidance is optional and only available in certain situations. The ASU is effective upon issuance and generally can be applied through December 31, 2022. In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848): Scope. The amendments in this standard are elective and principally apply to entities that have derivative instruments that use an interest rate for margining, discounting, or contract price alignment that is modified as a result of reference rate reform (referred to as the “discounting transition”). The standard expands the scope of ASC 848, Reference Rate Reform and allows entities to elect optional expedients to derivative contracts impacted by the discounting transition. Similar to ASU No. 2020-04, provisions of this ASU are effective upon issuance and generally can be applied through December 31, 2022. Management is evaluating and planning for adoption of the new guidance, to determine the Company’s transition plan and facilitate an orderly transition to alternative reference rates, and continuing its assessment on the Company’s unaudited consolidated financial statements.

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

In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The standard improves the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice and inconsistency related to the recognition of an acquired contract liability, as well as payment terms and their effect on subsequent revenue recognized by the acquirer. The ASU requires companies to apply guidance in ASC 606, Revenue from Contracts with Customers, to recognize and measure contract assets and contract liabilities from contracts with customers acquired in a business combination, and, thus, creates an exception to the general recognition and measurement principle in ASC 805, Business Combinations. The new standard will become effective for the Company beginning January 1, 2024, can be applied prospectively for business combinations occurring on or after the effective date, and early adoption is permitted. Management is currently evaluating the impact of the new standard on the Company’s unaudited consolidated financial statements.

In March 2022, the FASB issued ASU No. 2022-02, Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. The guidance is intended to improve the decision usefulness of information provided to investors about certain loan refinancing, restructurings, and write-offs. The standard eliminates the recognition and measurement guidance on TDRs for creditors after they have adopted ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and requires them to make enhanced disclosures about loan modifications for borrowers experiencing financial difficulty. The new standard will become effective for the Company beginning January 1, 2023. The guidance for recognition and measurement of TDRs can be applied using either a prospective or modified retrospective transition method, and the amendments related to disclosures can be applied prospectively. Early adoption is permitted, and an entity may elect to early adopt the amendments related to TDRs separately from the amendments related to vintage disclosures. Management is currently evaluating the impact of the new standard on the Company’s unaudited consolidated financial statements.

Note 3 – Investment in Real Estate

Investment in real estate, net consisted of the following at June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
Building and building improvements	$746,387,174	$545,727,805
Land	96,876,910	82,236,434
Total	843,264,084	627,964,239
Accumulated depreciation	(27,125,109)	(18,256,155)
Investment in real estate, net	$816,138,975	$609,708,084

As of June 30, 2022, the Company owned interests in 16 real properties as described below:

Portfolio	Ownership Percentage	Location	Number of Properties	Square Feet	Remaining Lease Term(1)	Annualized Rental Income(3)	Acquisition Date	Purchase Price(4)
Walgreens Grand Rapids ("GR Property")	100%	Grand Rapids, MI	1	14,552	15.1 years(2)	$500,000	July 2017	$7,936,508
Daimler Trucks North America Office Building ("FM Property")	100%	Fort Mill, SC	1	150,164	6.5 years	$2,670,638	February 2018	$40,000,000
Alliance Data Systems Office Building ("CO Property")	100%	Columbus, OH	1	241,493	10.2 years	$3,362,844	July 2018	$46,950,000
Hoya Optical Labs of America ("Lewisville Property")	100%	Lewisville, TX	1	89,473	6.0 years	$937,060	November 2018	$14,120,000
Williams Sonoma Office Building ("SF Property")	75%	San Francisco, CA	1	13,907	0.0 years(6)	$0	September 2019	$11,600,000
Martin Brower Industrial Buildings ("Buchanan Property")	100%	Phoenix, AZ	1	93,302	9.7 years	$1,083,444	November 2019	$17,300,000
Multifamily Residential Property ("Keller Property")	97%	Carrolton, TX	1	255,627	multiple(5)	$4,647,552	February 2021	$56,500,000
Multifamily Residential Property ("Summerfield Property")	25%	Landover, MD	1	452,876	multiple(5)	$9,590,592	March 2021	$115,500,000
Amazon Last Mile Cleveland ("Madison Ave Property")	100%	Cleveland, OH	1	168,750	8.8 years	$1,555,254	May 2021	$30,800,000
Valencia California ("Valencia Property")	10%	Santa Clarita, CA	1	180,415	13.5 years	$5,323,193	July 2021	$92,000,000
De Anza Plaza Office Buildings ("De Anza Property")	100%	Cupertino, CA	1	83,959	9.1 years	$4,206,056	July 2021	$63,750,000
Multifamily Residential Property ("Kacey Property")	10%	Kingwood, TX	1	296,991	multiple(5)	$5,080,188	November 2021	$67,000,000
Multifamily Residential Property ("Industry Property")	10%	Columbus, OH	1	187,678	multiple(5)	$4,890,864	December 2021	$81,000,000
Mars Petcare Dry/Cold Storage Facility ("Fisher Road Property")	100%	Columbus, OH	1	465,256	4.9 years	$2,984,877	March 2022	$58,000,000
Multifamily Residential Property ("Longmire Property")	96.46%	Conroe, TX	1	231,720	multiple(5)	$2,992,800	April 2022	$43,400,000
Office Tower ("ON3 Property")	10%	Nutley, NJ	1	332,818	16.5 years	$7,245,828	April 2022	$131,667,000

(1)	Reflects number of years remaining until the tenant’s first termination option.
(2)	On March 14, 2022 the tenant (Walgreens) of the GR Property SPE waived the lease termination option and extended the non-cancelable term of the lease by five years to July 31, 2037.
(3)

Reflects the average annualized rental income for the lease(s). Annualized rental income for Keller Property, Summerfield Property, Kacey Property, Industry Property, and Longmire Property is based on full occupancy.

(4)	Reflects the contract purchase price at 100% ownership as opposed to adjusted for current ownership percentage as applicable.
(5)	Indicates individual tenant leases (with a 1-year average lease term) for the multifamily residential properties.
(6)	The lease with William Sonoma expired on December 31, 2021. As of June 30, 2022, the SF Property is vacant.

Note 4 - Intangibles

The amortization of acquired above-market and/or below-market leases is recorded as an adjustment to Rental revenue on the consolidated statements of operations. For the six months ended June 30, 2022 and June 30, 2021, the net amount of such amortization was included as an increase to rental income of $609,665 and $388,037, respectively. For the three months ended June 30, 2022 and June 30, 2021, the net amount of such amortization was included as an increase to rental income of $411,012 and $183,639, respectively.

The amortization of in-place leases is recorded as an adjustment to Depreciation and amortization expense on the consolidated statements of operations. For the six months ended June 30, 2022 and June 30, 2021, the net amount of such amortization was $5,547,877 and $2,106,087, respectively. For the three months ended June 30, 2022 and June 30, 2021, the amount of such amortization was $2,817,458 and $1,465,659, respectively.

The amortization of tax abatement on property improvements is recorded as an adjustment to Depreciation and amortization expense on the consolidated statements of operations. For the six months ended June 30, 2022 and June 30, 2021, the net amount of such amortization was $522,857 and $0, respectively. For the three months ended June 30, 2022 and June 30, 2021, the net amount of such amortization was $261,428 and $0, respectively.

As of June 30, 2022 and December 31, 2021, the gross carrying amount and accumulated amortization of the Company’s intangible assets consisted of the following:

	June 30, 2022	December 31, 2021
Intangible assets:
In-place lease intangibles	$89,353,479	$55,734,750
Above-market lease intangibles	2,112,734	2,112,734
Tax abatement on property improvements intangibles	14,640,000	14,640,000
Total intangible assets	106,106,213	72,487,484
Accumulated amortization:
In-place lease amortization	(16,125,457)	(10,577,580)
Above-market lease amortization	(337,057)	(238,867)
Tax abatement on property improvements amortization	(610,000)	(87,143)
Total accumulated amortization	(17,072,514)	(10,903,590)
Intangible assets, net	$89,033,699	$61,583,894

The estimated future amortization on the Company’s intangible assets for each of the next five years and thereafter as of June 30, 2022 is as follows:

Year	In-place Lease Intangibles	Above-market Lease Intangibles	Tax Abatement on Property Improvements	Total
2022 (remaining)	5,269,817	98,189	522,857	5,890,863
2023	7,473,403	196,378	1,045,714	8,715,495
2024	7,274,653	196,378	1,045,714	8,516,745
2025	7,274,653	196,378	1,045,714	8,516,745
2026	6,526,776	196,378	1,045,714	7,768,868
Thereafter	39,408,720	891,976	9,324,287	49,624,983
	$73,228,022	$1,775,677	$14,030,000	$89,033,699

As of June 30, 2022 and December 31, 2021, the gross carrying amount and accumulated amortization of the Company’s Intangible liabilities consisted of the following:

	June 30, 2022	December 31, 2021
Intangible liabilities:
Below-market lease intangibles	$25,186,312	$11,487,001
Accumulated amortization:
Below-market lease amortization	(2,922,999)	(2,201,745)
Intangible liabilities, net	$22,263,313	$9,285,256

The estimated future amortization on the Company’s intangible liabilities for each of the next five years and thereafter as of June 30, 2022 is as follows:

Year	Below-market Lease Intangibles
2022 (remaining)	991,404
2023	1,982,809
2024	1,982,809
2025	1,982,809
2026	1,891,681
Thereafter	13,431,801
$22,263,313

Note 5 - Five Year Minimum Rental Payments

The estimated future minimum rents the Company expects to receive for the GR Property, FM Property, CO Property, Lewisville Property, the seven properties owned by the DST (the “DST properties”), Buchanan Property, Madison Ave Property, Valencia Property, De Anza Property, Fisher Road Property, and ON3 Property for each of the next five years and thereafter through the end of the primary term as of June 30, 2022 is as follows:

Year	GR Property	FM Property	CO Property	Lewisville Property	DST Properties	Buchanan Property	Madison Ave Property	Valencia Property	DeAnza Property	Fisher Road Property	ON3 Property	Total
2022 (remaining)	250,000	1,305,676	1,631,420	457,966	1,152,878	517,428	711,883	2,196,079	1,899,108	1,437,641	3,125,000	14,685,079
2023	500,000	2,663,909	3,286,073	943,411	2,305,756	1,075,458	1,459,361	4,523,923	3,864,652	2,910,564	6,257,625	29,790,732
2024	500,000	2,716,467	3,321,234	943,411	2,305,756	1,079,150	1,495,845	4,659,641	3,980,591	2,968,333	6,382,778	30,353,206
2025	500,000	2,770,526	3,356,771	971,713	2,320,167	1,079,150	1,533,241	4,799,430	4,067,880	3,026,878	6,510,433	30,936,189
2026	500,000	2,826,087	3,392,689	971,713	2,421,044	1,079,150	1,571,572	4,943,413	4,179,206	3,087,361	6,640,642	31,612,877
Thereafter	5,291,667	5,823,360	20,179,665	1,472,145	25,332,819	5,859,316	7,133,650	51,727,285	20,800,037	1,296,901	90,846,180	235,763,025
Total	$7,541,667	$18,106,025	$35,167,852	$5,760,359	$35,838,420	$10,689,652	$13,905,552	$72,849,771	$38,791,474	$14,727,678	$119,762,658	$373,141,108

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

On October 29, 2020, the Station DST acquired the fee simple interest in a 444-unit apartment community located in Irving, Texas (the “Station DST Property”), for a total purchase price of $106 million. The purchase price was comprised of $47.1 million in equity and $58.9 million in proceeds from a mortgage loan. At June 30, 2022, the Station DST Property is 95.03% occupied.

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

The results of operations for the Company’s investments in real estate-related assets for the three and six months ended June 30, 2022 and June 30, 2021 are summarized below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Station DST	2022	2021	2022	2021
Revenues	$1,758,067	$2,546,202	$3,570,974	$3,499,528
Operating expenses	$(1,726,987)	(430,669)	$(5,593,877)	(936,401)
Other expenses, net	$(413,621)	(943,825)	$(822,749)	(2,313,060)
Net income (loss)	$(382,541)	$1,171,708	$(2,845,652)	$250,067
Net income (loss) attributable to the Company(1)	$(57,381)	$175,757	$(522,661)	$(86,050)
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

On November 4, 2021, in connection with the purchase of the Kacey Property, the Kacey DST entered into a loan agreement (the “Kacey Loan” with Arbor Private Label, LLC (the “Kacey Lender”) for an outstanding principal amount of $40,640,000. The Kacey Loan provides for monthly interest payments and bears a fixed interest rate of 3.536% per annum, through the maturity date of December 1, 2031.

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

On April 22, 2022, in connection with the purchase of the ON3 Property, the ON3 DST entered into a loan agreement (the “ON3 Loan”) with JP Morgan Asset Management (the “ON3 Lender”) for an outstanding principal amount of $66,731,250. The ON3 Loan provides for monthly interest payments and bears a fixed interest rate of 4.073% per annum, through the maturity date of May 1, 2032.

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

As of June 30, 2022, the amounts outstanding under the Citizen Facility were approximately $55.4 million.

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

As of June 30, 2022 and December 31, 2021, the Company’s Loans payable balance was $448,585,963 and $356,088,714, net of deferred financing costs, respectively. As of June 30, 2022 and December 31, 2021, deferred financing costs were $4,532,471 and $3,798,470, net of accumulated amortization of $851,482 and $488,937, respectively, which has been accounted for within Interest expense on the consolidated statements of operations.

Information on the Company’s Loans payable as of June 30, 2022 and December 31, 2021 is as follows:

Description	June 30, 2022
	GR Property	FM Property	CO Property	DST Properties	Buchanan Property	Keller Springs Property	Summerfield Property	Valencia Property	Credit Facility	Kacey Property	Industry Property	ON3 Property	Total
Principal amount of loans	$4,500,000	$21,000,000	$26,550,000	$22,495,184	$9,600,000	$31,277,000	$76,575,000	$55,200,000	$55,350,000	$40,640,000	$43,200,000	$66,731,250	$453,118,434
Less: Deferred financing costs, net of accumulated amortization of $851,482	(41,192)	(120,587)	(177,707)	(239,326)	(71,004)	(289,211)	(192,204)	(805,491)	(865,995)	(355,934)	(427,791)	(946,029)	(4,532,471)
Loans payable, net of deferred financing costs and amortization	$4,458,808	$20,879,413	$26,372,293	$22,255,858	$9,528,996	$30,987,789	$76,382,796	$54,394,509	$54,484,005	$40,284,066	$42,772,209	$65,785,221	$448,585,963

Description	December 31, 2021
	GR Property	FM Property	CO Property	DST Properties	Buchanan Property	Keller Springs Property	Summerfield Property	Valencia Property	Credit Facility	Kacey Property	Industry Property	Total
Principal amount of loans	$4,500,000	$21,000,000	$26,550,000	$22,495,184	$9,600,000	$31,277,000	$76,575,000	$55,200,000	$28,850,000	$40,640,000	$43,200,000	$359,887,184
Less: Deferred financing costs, net of accumulated amortization of $488,937	(45,290)	(129,773)	(186,338)	(252,090)	(74,520)	(305,751)	(203,088)	(849,750)	(927,108)	(374,663)	(450,099)	$(3,798,470)
Loans payable, net of deferred financing costs and amortization	$4,454,710	$20,870,227	$26,363,662	$22,243,094	$9,525,480	$30,971,249	$76,371,912	$54,350,250	$27,922,892	$40,265,337	$42,749,901	$356,088,714

For the six months ended June 30, 2022 and June 30, 2021, the Company incurred $7,460,819 and $2,918,594, respectively, of interest expense, and for the three months ended June 30, 2022 and June 30, 2021 the Company incurred $4,286,086 and $1,911,093, respectively, of interest expense, which is included within Interest expense on the consolidated statements of operations. As of June 30, 2022 and December 31, 2021, $1,230,830 and $802,286 respectively, was unpaid and is recorded as accrued interest payable on the Company’s consolidated balance sheets. All of the unpaid interest expense accrued as of June 30, 2022 and December 31, 2021 was paid during July 2022 and January 2022, respectively.

Also included within Interest expense on the consolidated statements of operations is amortization of deferred financing costs, which, for the six months ended June 30, 2022 and June 30, 2021, was $362,545 and $55,266, respectively. For the three months ended June 30, 2022 and June 30, 2021, was $197,208 and $35,867, respectively.

The following table presents the future principal payments due under the Company’s loan agreements as of June 30, 2022:

Year	Amount
2022 (remaining)	—
2023	—
2024	55,350,000
2025	—
2026	—
Thereafter	397,768,434
Total	$453,118,434

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

As of June 30, 2022, the Company’s total number of authorized shares was 400,000,000, consisting of 10,000,000 of Class AX authorized common shares, 5,000,000 of Class TX authorized common shares, 5,000,000 of Class IX authorized common shares, 100,000,000 of Class T authorized common shares, 20,000,000 of Class S authorized common shares, 60,000,000 of Class D authorized common shares, and 200,000,000 of Class I authorized common shares. The Class AX Shares, Class D Shares, Class I Shares, Class IX Shares, Class S Shares, Class T Shares and Class TX Shares have the same voting rights and rights upon liquidation, although distributions are expected to differ due to the distribution fees payable with respect to Class D Shares, Class S Shares, Class T Shares and Class TX Shares, which will reduce distributions to the holders of such classes of shares.

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

As of June 30, 2022, the Company had sold 13,271,874 shares of its common stock (consisting of 3,691,800 Class AX Shares, 1,009,828 Class TX Shares, 1,214,308 Class IX Shares, 6,022,057 Class I Shares, 911,890 Class T Shares, 415,253 Class D shares, and 6,738 Class S shares) in the Offerings for aggregate net proceeds of $328,580,153. As of December 31, 2021, the Company had sold 9,497,468 shares of its common stock (consisting of 3,433,039 Class AX Shares, 1,319,066 Class TX Shares, 1,203,025 Class IX Shares, 2,707,306 Class I Shares, 555,074 Class T Shares, 275,596 Class D Shares and 4,362 Class S Shares) in the Offerings for aggregate net proceeds of $231,691,080.

Distributions

The Company’s board of directors has authorized, and the Company has declared, distributions for the period September 1, 2020 through July 1, 2022 in an amount equal to $0.004234973 per day (or approximately $1.55 on an annual basis) per each share of common stock, less, for holders of certain classes of shares, the distribution fees that are payable with respect to such classes of shares as further described in the applicable prospectus. The distributions are payable by the 5th business day following each month end to stockholders of record at the close of business each day during the prior month.

To ensure that the Company has sufficient funds to cover cash distributions authorized and declared during the Initial Offering, the Company and CFI entered into a distribution support agreement, as amended (the “Distribution Support Agreement”). The terms of the agreement provide that in the event that cash distributions exceed modified funds from operations (“MFFO”), defined as a supplemental measure to reflect the operating performance of a non-traded REIT, for any calendar quarter through the termination of the Primary Offering, CFI shall purchase Class IX Shares from the Company in an amount equal to the distribution shortfall, up to $5 million (less the $2.0 million of shares purchased by CFI in order to satisfy the Minimum Offering Requirement). On August 10, 2020, the Company and CFI entered into Second Amended and Restated Distribution Support Agreement (the “Amended Distribution Support Agreement”) to ensure that the Company has a sufficient amount of funds to pay cash distributions to stockholders during the Follow-On Offering. Pursuant to the Amended Distribution Support Agreement, in the event that cash distributions exceed MFFO, CFI will purchase Class I Shares from the Company in the Follow-On Offering in an amount equal to the distribution shortfall, up to $5 million (less the $2.0 million of shares purchased by CFI in order to satisfy the Minimum Offering Requirement and any shares purchased by CFI pursuant to the Distribution Support Agreement in the Initial Offering). As of June 30, 2022, CFI has no remaining obligation pursuant to the Amended Distribution Support Agreement.

As of June 30, 2022 and December 31, 2021, the Company has declared distributions of $39,581,334 and $30,781,216, respectively, of which $1,656,081 and $1,210,652, respectively, was unpaid as of the respective reporting dates and has been recorded as distributions payable on the accompanying consolidated balance sheets. All of the unpaid distributions as of June 30, 2022 and December 31, 2021 were paid during July 2022 and January 2022, respectively. As of June 30, 2022 and December 31, 2021, distributions reinvested pursuant to the Company’s DRP were $12,757,695 and $10,252,165, respectively.

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

During three and six months ended June 30, 2022, the Company repurchased 49,384 and 118,541 shares, in the amount of $1,299,486 and $3,083,912, respectively. During the three and six months ended June 30, 2021, the Company repurchased 119,662 and 198,439 shares, in the amount of $2,898,604 and $4,783,041, respectively.

Non-controlling Interest

Special Unit Holder

The Special Unit Holder has invested $1,000 in the Operating Partnership and has been issued a special class of limited partnership units as part of the overall consideration for the services to be provided by the Advisor. In addition, the Special Unit Holder is entitled to receive a performance participation distribution from the Operating Partnership, subject to certain terms and calculations as defined within the amended Operating Partnership agreement. Such allocation (the “Performance Participation Allocation”) is paid in cash annually and accrued monthly. As of June 30, 2022, the Special Unit Holder is entitled to $7,350,284, pursuant to the Performance Participation Allocation, $785,783 of which were paid by the Company in January 2022. The outstanding amounts of $6,564,501 of Performance Participation Allocation has been included as a component of Distributions payable on the accompanying consolidated balance sheet. The Special Unit Holder investment in the Operating Partnership, including the Performance Participation Allocation, have been recorded as components of Non-controlling interests in subsidiaries on the consolidated balance sheets as of June 30, 2022 and December 31, 2021, respectively.

GSR Interest in the SF Property SPE

Based on the Company’s consolidation analysis, which was performed in accordance with ASC 810 as described in the “Variable Interest Entities” section of Note 2 — Summary of Significant Accounting Policies, management has determined that the Company is the primary beneficiary of the SF Property SPE. Accordingly, the Company has consolidated the SF Property SPE. As of June 30, 2022, the Company’s ownership interest in the SF Property SPE was 75%, and GSR’s interest was 25%. GSR’s total ownership interest of $2,811,888 has been recorded as a component of Non-controlling interests in subsidiaries on the Company’s unaudited consolidated balance sheet as of June 30, 2022.

Non-controlling interest in the Keller Property SPE

Based on the Company’s consolidation analysis, which was performed in accordance with ASC 810 as described in the “Variable Interest Entities” section of Note 2 — Summary of Significant Accounting Policies, management has determined that the Company is the primary beneficiary of the Keller Property SPE. Accordingly, the Company has consolidated the Keller Property SPE. As of June 30, 2022, the Company’s ownership interest in the Keller Property SPE was 97%, and other parties’ interest was 3%. The other parties’ total ownership interest of $469,787 has been recorded as a component of Non-controlling interests in subsidiaries on the Company’s unaudited consolidated balance sheet as of June 30, 2022.

Non-controlling interest in Summerfield DST

Based on the Company’s consolidation analysis, which was performed in accordance with ASC 810 as described in the “Variable Interest Entities” section of Note 2 — Summary of Significant Accounting Policies, management has determined that the Company is the primary beneficiary of the Summerfield DST. Accordingly, the Company has consolidated the Summerfield DST. As of June 30, 2022, the Company’s ownership interest in the Summerfield DST was 25%, and other parties’ interest was 75%. The other parties’ total ownership interest of $30,016,181 has been recorded as a component of Non-controlling interests in subsidiaries on the Company’s unaudited consolidated balance sheet as of June 30, 2022.

In connection with the acquisition of the Summerfield Property, a wholly owned subsidiary of the Operating Partnership entered a joint venture (the “Summerfield MT JV”) between the wholly owned subsidiary of the Operating Partnership and affiliates of Hamilton Zanze (“HZ”). As of June 30, 2022, the Company’s ownership interest in the Summerfield MT JV was 90%, and HZ’s interest was 10%. HZ’s total ownership interest of $159,536 has been recorded as a component of Non-controlling interests in subsidiaries on the Company’s unaudited consolidated balance sheet as of June 30, 2022.

Non-controlling interest in Valencia DST

Based on the Company’s consolidation analysis, which was performed in accordance with ASC 810 as described in the “Variable Interest Entities” section of Note 2 — Summary of Significant Accounting Policies, management has determined that the Company is the primary beneficiary of the Valencia DST. Accordingly, the Company has consolidated the Valencia DST. As of June 30, 2022, the Company’s ownership interest in the Valencia DST was 10% and other parties’ interest was 90%. The other parties’ total ownership interest of $39,783,314 has been recorded as a component of Non-controlling interests in subsidiaries on the Company’s unaudited consolidated balance sheet as of June 30, 2022.

Non-controlling interest in Kacey DST

Based on the Company’s consolidation analysis, which was performed in accordance with ASC 810 as described in the “Variable Interest Entities” section of Note 2 – Summary of Significant Accounting Policies, management has determined that the Company is the primary beneficiary of the Kacey DST. Accordingly, the Company has consolidated the Kacey DST. As of June 30, 2022, the Company’s ownership interest in the Kacey DST was 10% and other parties’ interest was 90%. The other parties’ total ownership interest of $23,531,677 has been recorded as a component of Non-controlling interests in subsidiaries on the Company’s consolidated balance sheet as of June 30, 2022.

In connection with the acquisition of the Kacey Property, a wholly owned subsidiary of the Operating Partnership entered a joint venture (the “Kacey MT JV”) between the wholly owned subsidiary of the Operating Partnership and affiliates of CAF Capital Partners (“CAF”), an unrelated third party. As of June 30, 2022, the Company’s ownership interest in the Kacey MT JV was 92.5% and CAF’s interest was 7.5%. CAF’s total ownership interest of $96,381 has been recorded as a component of Non-controlling interests in subsidiaries on the Company’s consolidated balance sheet as of June 30, 2022.

Non-controlling interest in Industry DST

Based on the Company’s consolidation analysis, which was performed in accordance with ASC 810 as described in the “Variable Interest Entities” section of Note 2 – Summary of Significant Accounting Policies, management has determined that the Company is the primary beneficiary of the Industry DST. Accordingly, the Company has consolidated the Industry DST. As of June 30, 2022, the Company’s ownership interest in the Industry DST was 10% and other parties’ interest was 90%. The other parties’ total ownership interest of $34,215,325 has been recorded as a component of non-controlling interests in subsidiaries on the Company’s consolidated balance sheet as of June 30, 2022.

In connection with the acquisition of the Industry Property, a wholly owned subsidiary of the Operating Partnership entered a joint venture (the “Industry MT JV”) between the wholly owned subsidiary of the Operating Partnership and affiliates of BH Equities, LLC (“BH”). As of June 30, 2022, the Company’s ownership interest in the Industry MT JV was 90% and BH’s interest was 10%. BH’s total ownership interest of $82,944 has been recorded as a component of Non-controlling interests in subsidiaries on the Company’s consolidated balance sheet as of June 30, 2022.

Non-controlling interest in CF Net Lease Portfolio IV DST

On November 23, 2021, the Company, through the Operating Partnership and CF Net Lease Portfolio IV DST (the “DST”) entered into a managing broker-dealer agreement, (the “DST Dealer Manager Agreement”), with the Dealer Manager, pursuant to which the Dealer Manager agreed to conduct a private placement offering, (the “DST Offering”), of up to $21,620,000 of the DST’s beneficial interest representing 100% of the interests to third party investors on a “best efforts” basis. As of June 30, 2022, the DST has received gross proceeds of $21,620,000 from the DST Offering.

Based on the Company’s consolidation analysis, which was performed in accordance with ASC 810 as described in the “Variable Interest Entities” section of Note 2 – Summary of Significant Accounting Policies, management has determined that the Company is the primary beneficiary of the DST. Accordingly, the Company has consolidated the DST. As of June 30, 2022, the other parties’ interest was 100%. The other parties’ total ownership interest of $13,797,812 has been recorded as a component of Non-controlling interests in subsidiaries on the Company’s consolidated balance sheet as of June 30, 2022.

Non-Controlling interest in Longmire Property SPE

Based on the Company’s consolidation analysis, which was performed in accordance with ASC 810 as described in the “Variable Interest Entities” section of Note 2 – Summary of Significant Accounting Policies, management has determined that the Company is the primary beneficiary of the Longmire Property SPE. Accordingly, the Company has consolidated the Longmire Property SPE. As of June 30, 2022, the Company’s ownership interest in the Longmire Property SPE was 96.46% and CAF’s interest was 3.54%. The CAF’s total ownership interest of $893,504 has been recorded as a component of Non-controlling interests in subsidiaries on the Company’s consolidated balance sheet as of June 30, 2022.

Non-controlling interest in ON3 DST

Based on the Company’s consolidation analysis, which was performed in accordance with ASC 810 as described in the “Variable Interest Entities” section of Note 2 – Summary of Significant Accounting Policies, management has determined that the Company is the primary beneficiary of the ON3 DST. Accordingly, the Company has consolidated the ON3 DST. As of June 30, 2022, the Company’s ownership interest in the ON3 DST was 10% and other parties’ interest was 90%. The other parties’ total ownership interest of $61,378,773 has been recorded as a component of Non-controlling interests in subsidiaries on the Company’s consolidated balance sheet as of June 30, 2022.

Note 9 – Related Party Transactions

Jointly Owned Investments

As of both June 30, 2022 and December 31, 2021, the Company owned interests in nine jointly owned investments with some or all of the remaining interest held by affiliates of the Advisor. The Company consolidates eight of these joint ventures as the primary beneficiary and account for the one remaining investment under the equity method of accounting. Refer to the “Variable Interest Entities” section of Note 2 – Summary of Significant Accounting Policies for further information on the Company’s VIE policy.

Keller Property SPE

During the six months ended June 30, 2022, the Company purchased additional interests of $5,101,423 in the Keller Member JV increasing the Company’s ownership interest to 100%. As of June 30, 2022, the Company’s interest in the Keller Property SPE was 97%. The remaining 3% interests in the Keller Property are owned by CAF, an unrelated third party.

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

As of June 30, 2022 and December 31, 2021, the Advisor had incurred $11,933,485 and $11,460,817, respectively, of O&O Costs (other than upfront selling commissions, dealer manager fees and distribution fees) on behalf of the Company. The amount of the Company’s obligation is limited to the 1% Cap less any reimbursement payments made by the Company to the Advisor for O&O Costs incurred, which, at June 30, 2022 and December 31, 2021, is $146,660 and $100,391, respectively, and is included within Due to related parties in the accompanying consolidated balance sheets. As of both June 30, 2022 and December 31, 2021, organizational costs of $90,675, were expensed and offering costs of $3,295,172 and $2,314,366, respectively, were charged to stockholders’ equity. As of June 30, 2022 and December 31, 2021, the Company has made reimbursement payments of $3,239,187 and $2,304,650, respectively, to the Advisor for O&O Costs incurred. As of June 30, 2022, the Advisor has continued to pay all O&O Costs on behalf of the Company.

Asset Management Fees. Asset management fees are due to the Advisor. Asset management fees payable to the Advisor consist of monthly fees equal to one-twelfth of 1.20% of the Company’s most recently disclosed NAV.

For the six months ended June 30, 2022, and June 30, 2021, the Company incurred asset management fees of $1,678,750 and $965,832, respectively, and for the three months ended June 30, 2022 and June 30, 2021, the Company incurred asset management fees of $922,809 and $499,009, respectively. The asset management fee related to the month of June 2022 of $327,334 was unpaid as of June 30, 2022 and has been included within Due to related parties on the consolidated balance sheet. The amount of asset management fees incurred by the Company during the applicable period is included in the calculation of the limitation of operating expenses pursuant to the 2%/25% Guidelines (as defined and described below).

Other Operating Expenses. Effective April 1, 2018, the Advisory Agreement (i) includes limitations with regards to the incurrence of and additional limitations on reimbursements of operating expenses and (ii) clarifies the reimbursement and expense timing and procedures, including potential reimbursement of unreimbursed operating expenses.

Pursuant to the terms of the Advisory Agreement (which subsequently were incorporated into the Amended Advisory Agreement as defined above), the Company is obligated to reimburse the Advisor for certain operating expenses. Beginning October 1, 2018, the Company was subject to the limitation that it generally may not reimburse the Advisor for any amounts by which the total operating expenses at the end of the four preceding fiscal quarters exceeds the greater of (i) 2% of average invested assets (as defined in the Advisory Agreement) and (ii) 25% of net income other than any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of investments for that period (the “2%/25% Guidelines”). If the Company’s independent directors determine that all or a portion of such amounts in excess of the limitation are justified based on certain factors, the Company may reimburse amounts in excess of the limitation to the Advisor. In addition, beginning on October 1, 2018, the Company may request any operating expenses that were previously reimbursed to the Advisor in prior or future periods in excess of the limitation to be remitted back to the Company. The Company reimbursed $1,004,539 of the operating expense reimbursement obligation to the Advisor in January 2019. As of June 30, 2022, the Company has accrued but not reimbursed $4,870,241 in operating expenses pursuant to the Advisory Agreement, which represents the current operating expense reimbursement obligation to the Advisor.

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

As of June 30, 2022, the total amount of unreimbursed operating expenses was $13,943,058. This includes operating expenses incurred by the Advisor on the Company’s behalf which have not been invoiced to the Company and also amounts invoiced to the Company by the Advisor but not yet reimbursed (“Unreimbursed Operating Expenses”). The amount of operating expenses incurred by the Advisor during the six months ended June 30, 2022 and June 30, 2021 which were not invoiced to the Company amounted to $1,214,812 and $1,266,784, respectively.

Property Management Fees. If the Company will engage the Advisor or an affiliate to serve as a property manager with respect to a particular property, the Company will generally pay market rate property management fees. For the six months ended June 30, 2022 and June 30, 2021, the Company incurred property management fees of $776,193 and $215,635, respectively, and for the three months ended June 30, 2022 and June 30, 2021, the Company incurred property management fees of $402,920 and $178,874, respectively. The property management fees incurred during the month of June 30, 2022 of $71,437 was unpaid as of June 30, 2022 and have been included within Due to related parties on the consolidated balance sheet.

Leasing Commissions. If the Advisor or an affiliate is the Company’s primary leasing agent, then the Company will pay customary leasing fees in amount that is usual and customary in that geographic area for that type of property. As of June 30, 2022 and December 31, 2021, no such amounts have been incurred by the Company.

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

As of June 30, 2022, the likelihood, probability and timing of each of the possible occurrences or events listed in the preceding sentences (i) and (ii) in the above paragraph are individually and collectively uncertain. Additionally, whether or not the Company will have fully invested the proceeds from Initial Offering and also whether the Company’s stockholders will have received, or are deemed to have received, in the aggregate, cumulative distributions equal to their invested capital plus a 6% cumulative, non-compound annual pre-tax return on such invested capital at the time of any such occurrence or event is also uncertain. As of both June 30, 2022 and December 31, 2021, CFI has paid Sponsor Support totaling $5,374,526 which will be subject to reimbursement by the Company to CFI in the event of these highly conditional circumstances.

The following summarizes the fees payable to the Dealer Manager:

Distribution Fees. Under the Dealer Manager Agreements, distribution fees are payable to the Dealer Manager with respect to the Company’s Class TX Shares, Class T Shares, Class S Shares and Class D Shares, all or a portion of which may be re-allowed by the Dealer Manager to participating broker-dealers. Under the IPO Dealer Manager Agreement, the distribution fees for Class TX Shares accrue daily and are calculated on outstanding Class TX Shares issued in the Primary Offering in an amount equal to 1.0% per annum of (i) the gross offering price per Class TX Share in the Primary Offering, or (ii) if the Company is no longer offering Class TX Shares in a public offering, the most recently published per share NAV of Class TX Shares. Under the Follow-On Dealer Manager Agreement, the Company has agreed to pay the Dealer Manager (a) with respect to the Class T Shares and Class S Shares, a distribution fee in an annual amount equal to 0.85% of the aggregate NAV of the outstanding Class T Shares and Class S Shares, as applicable, and (b) with respect to the Class D Shares, a distribution fee in an annual amount equal to 0.25% of the aggregate NAV of the outstanding Class D Shares. The distribution fees are payable monthly in arrears and are paid on a continuous basis from year to year. During the six months ended June 30, 2022 and June 30, 2021, the Company paid distribution fees of $222,013 and $165,761, respectively. As of June 30, 2022 and December 31, 2021, the Company has incurred a liability of $37,788 and $267,284, respectively, which is included within Due to related parties on the consolidated balance sheets, $35,840 and $34,119, respectively, of which was due as of June 30, 2022 and December 31, 2021 and paid during July 2022 and January 2022, respectively.

Selling Commissions. Selling commissions payable to the Dealer Manager in the Initial Offering consisted of (i) up to 1% of gross offering proceeds paid by CFI for Class AX Shares and Class TX Shares and, (ii) up to 5% and 2% of gross offering proceeds from the sale of Class AX Shares and Class TX Shares, respectively. No selling commissions were payable with respect to Class IX Shares. Selling commissions in the Follow-On Offering consist of 3% and 3.5% of gross offering proceeds from the sale of Class T Shares and Class S Shares, respectively. All or a portion of such selling commissions may be re-allowed to participating broker-dealers. No selling commissions will be payable with respect to Class D Shares and Class I Shares. For the six months ended June 30, 2022 and the year ended December 31, 2021, the Company incurred $255,891 and $341,640 of selling commissions, respectively, which is included within Additional paid-in capital on the consolidated balance sheets. At both June 30, 2022 and December 31, 2021, $1,182,925 of Sponsor Support, has been recorded and has been reimbursed by CFI. No Sponsor Support payment was due at June 30, 2022, as Sponsor Support ended with the termination of the Primary Offering.

Dealer Manager Fees. Dealer manager fees payable to the Dealer Manager in the Initial Offering consisted of up to 3.0% of gross offering proceeds from the sale of Class AX Shares and Class TX Shares sold in the Primary Offering and up to 1.5% of gross offering proceeds from the sale of Class IX Shares sold in the Primary Offering, all of which were paid by CFI. A portion of such dealer manager fees may be re-allowed to participating broker-dealers as a marketing fee. Dealer Manager fees payable to the Dealer Manager in the Follow-On Offering consist of up to 0.5% of gross offering proceeds from the sale of Class T Shares sold in the primary portion of the Follow-On Offering. No dealer manager fees will be payable with respect to Class S Shares, Class D Shares and Class I Shares. For the six months ended June 30, 2022 and the year ended December 31, 2021, the Company recorded $46,442 and $61,908 of dealer manager fees, respectively, which is included within Additional paid-in capital on the consolidated balance sheets. As of both June 30, 2022 and December 31, 2021, all of the Sponsor Support related to dealer manager fees has been recorded and $4,191,601, has been reimbursed by CFI. No Sponsor Support payment was due at June 30, 2022, as Sponsor Support ended with the termination of the Primary Offering.

The following table summarizes the above mentioned fees and expenses incurred by the Company and amounts of investment funding due by the Company for the six months ended June 30, 2022:

		Due to related parties as of	Six months ended June 30, 2022		Due to related parties as of
Type of Fee or Reimbursement	Financial Statement Location	December 31, 2021	Incurred	Paid	June 30, 2022
Management Fees
Asset management fees	Management fees	$223,602	$1,678,750	$1,575,018	$327,334
Property management and oversight fees	Management fees	63,873	776,193	768,629	71,437
Organization, Offering and Operating Expense Reimbursements
Operating expenses(1)	General and administrative expenses	1,234,253	3,635,988	—	4,870,241
Expense reimbursement(2)	Cash and Cash Equivalents	—	1,500	—	1,500
Organization expenses(3)	General and administrative expenses	—	—	—	—
Admin fees(3)	General and administrative expenses	18,000	(18,000)	—	—
Offering costs(3)	Additional paid-in capital	100,391	980,807	934,538	146,660
Commissions and Fees
Selling commissions and dealer manager fees, net	Additional paid-in capital	—	302,333	302,333	—
Distribution fees(4)	Additional paid-in capital	267,284	(7,483)	222,013	37,788
Investment Funding
Distribution due(5)	Additional paid-in capital	202,430	—	—	202,430
Application fee reimbursement(6)	Investment in real estate, net	—	100,000	—	100,000
Total		$2,109,833	$7,450,088	$3,802,531	$5,757,390
Note:

(1) As of June 30, 2022, the Advisor has incurred, on behalf of the Company, a total of $13,943,058 in Unreimbursed Operating Expenses, including a total of $1,214,812 for the six months ended June 30, 2022 for which the Advisor has not invoiced the Company for reimbursement. The total amount of Unreimbursed Operating Expenses may, in future periods, be subject to reimbursement by the Company pursuant to the terms of the Advisory Agreement.

(2) Reflects funding from CFI to cover overdraft fees in connection with the Summerfield Property.

(3) As of June 30, 2022, the Advisor has incurred, on behalf of the Company, a total of $11,933,485 of O&O Costs, of which the Company’s obligation is limited to $146,660, pursuant to the 1% Cap.

(4) The incurred amount reflects the change in accrual.

(5) Reflects distribution amount owed by the Company to the CF Keller Holdings LLC.

(6) Reflects amounts owed to CFI from the Company in relation to the loan application deposit for ON3 Property.

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

As of June 30, 2022, CFI has invested $6,650,001 in the Company through the purchase of 262,262 shares (8,180 Class AX Shares for an aggregate purchase price of $200,001, 183,157 Class IX Shares for an aggregate purchase price of $4,582,280, and 70,925 Class I Shares for an aggregate purchase price of $1,867,720). CFI purchased 125,157 of the Class IX Shares in the amount of $3,132,280 pursuant to the Distribution Support Agreement, which provides that in certain circumstances where the Company’s cash distributions exceed the Company’s modified funds from operations, CFI will purchase up to $5.0 million of Class IX Shares (including the $2.0 million of shares purchased in order to satisfy the Minimum Offering Requirement) at the then current offering price per Class IX Share net of dealer manager fees to provide additional cash to support distributions to the Company’s stockholders. On August 10, 2020, the Company and CFI entered into the Amended Distribution Support Agreement to ensure that the Company has a sufficient amount of funds to pay cash distributions to stockholders during the Follow-On Offering. CFI purchased 70,925 of the Class I Shares in the amount of $1,867,720 pursuant to the Amended Distribution Support Agreement, which provides that in the event that cash distributions exceed MFFO, CFI will purchase Class I Shares from the Company in the Follow-On Offering in an amount equal to the distribution shortfall, up to $5 million (less the $2.0 million of shares purchased by CFI in order to satisfy the Minimum Offering Requirement and any shares purchased by CFI pursuant to the Distribution Support Agreement in the Initial Offering). As of June 30, 2022, CFI has fulfilled its obligation under the Distribution Support Agreement.

Sponsor Support

The Company’s sponsor, CFI, is a Delaware limited liability company and an affiliate of CFLP. CFI has paid a portion of selling commissions and all of the dealer manager fees, up to a total of 4% of gross offering proceeds from the sale of Class AX Shares and Class TX Shares, as well as 1.5% of gross offering proceeds from the sale of Class IX Shares, incurred in connection with the Initial Offering. The Company will reimburse such expenses (i) immediately prior to or upon the occurrence of a liquidity event, including (A) the listing of the Company’s common stock on a national securities exchange or (B) a merger, consolidation or a sale of substantially all of the Company’s assets or any similar transaction or any transaction pursuant to which a majority of the Company’s board of directors then in office are replaced or removed, or (ii) upon the termination of the Amended Advisory Agreement by the Company or by the Advisor. In each such case, the Company only will reimburse CFI after the Company has fully invested the proceeds from the Initial Offering and the Company’s stockholders have received, or are deemed to have received, in the aggregate, cumulative distributions equal to their invested capital plus a 6% cumulative, non-compounded annual pre-tax return on such invested capital. As of June 30, 2022, CFI has paid Sponsor Support totaling $5,374,526.

Note 10 - Variable Interest Entities

As of June 30, 2022 and December 31, 2021, certain VIEs have been identified. In regard to the Company’s investment in the SF Property, the Keller Property, the Summerfield Property, the Valencia Property, the Kacey Property, the DST, the Industry Property, the Longmire Property, and the ON3 Property, the Company has determined itself to be the primary beneficiary because the Company has a significant variable interest in and control over the SF Property, Keller Property, and a controlling interest in the Summerfield Property, the Valencia Property, the Kacey Property, the DST, the Industry Property, the Longmire Property, and the ON3 Property. Therefore, the Company has consolidated the SF Property, the Keller Property, the Summerfield Property, the Valencia Property, the Kacey Property, the DST, the Industry Property, the Longmire Property, and the ON3 Property. In regard to the Company’s investment in the Station DST, the Company has determined itself not to be the primary beneficiary, because the Company does not have a significant variable interest in and control over the Station DST. Therefore, the Company has not consolidated the Station DST. The Company’s maximum exposure to loss from its interest in an unconsolidated VIE as of June 30, 2022 is $6,423,685 related to its investment in a real estate-related asset, the Station DST. Refer to Note 6 - Investments in Real Estate-Related Assets for additional information.

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

Note 12 – Commitments and Contingencies

Ground Leases

In connection with the De Anza Property, the Company, indirectly through the De Anza Property SPE entered two ground lease agreements with unrelated third parties to lease the land where the De Anza property is located. The ground leases have an average term of 60 years and require incremental increases, as defined in ground lease agreements, in lease payments, based on consumer price index (“CPI”).

For lessees, the lease accounting standard ASC 842, Leases requires the lessee to recognize the assets and liabilities that arise from the leases. A lessee can classify a lease as either a finance lease or operating lease based on meeting certain criteria under ASC 842. In connection with the accounting standard, the Company is required to determine the incremental borrowing rate that is used as the discount rate in calculating the present value of lease payments for the duration of the lease term to measure the lease asset, Right-of-Use Asset (“ROU”) and lease liability. Given the extended lease term, estimating the incremental borrowing rate requires significant judgment from the Company. The Company has determined that the two ground leases qualify as operating leases. As of June 30, 2022 and December 31, 2021, the Company has $16,425,065 and $16,466,271 of ROU, respectively and $16,425,065 and $16,466,271 lease liability, respectively. Under the new guidance, for the three and six months ended June 30, 2022, the Company has recognized lease expense of $174,765 and $338,065, respectively, and is included within the accompanying consolidated statements of operations.

The following table reflects the base cash rental payments due from the Company as of June 30, 2022:

Year	Future Base Rent Payments
2022 (remaining)	326,599
2023	653,198
2024	653,198
2025	653,198
2026	653,198
Thereafter	35,900,353
Total	$38,839,744

Litigation and Regulatory Matters

As of June 30, 2022 and December 31, 2021, the Company was not subject to litigation nor was the Company aware of any litigation pending against it. The Company has entered into customary guaranty agreements (the “Guaranty Agreements”) in connection with the financing of certain specific investments, including the acquisition of the GR Property, the FM Property, the Buchanan Property, the CO Property, and the Summerfield Property, as further described in Note 7 — Loans Payable. Pursuant to the Guaranty Agreements, the Company has guaranteed any losses or liabilities that the lenders may incur as a result of the occurrence of certain enumerated bad acts as defined in the Guaranty Agreements. The Company has also guaranteed the repayment of obligations and indebtedness due to the lenders upon the occurrence of certain enumerated events as defined in the Guaranty Agreements. Additionally, in regards to the GR Property, the FM Property, the Buchanan Property, the CO Property, and the Summerfield Property, the Company has also agreed to indemnify the lenders against certain environmental liabilities.

As of June 30, 2022, the Company’s liability under these arrangements is not quantifiable and the potential for the Company to be required to make payments under the Guaranty Agreements is remote.  Accordingly, no contingent liability is recorded in the Company’s unaudited consolidated balance sheet for these arrangements.

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

The Company is currently operating in a period of economic uncertainty and capital markets disruption, which has been significantly impacted by geopolitical instability due to the ongoing military conflict between Russia and Ukraine. U.S. and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the start of the military conflict between Russia and Ukraine. On February 24, 2022, a full-scale military invasion of Ukraine by Russian troops was reported. Although the length and impact of the ongoing military conflict is highly unpredictable, the conflict in Ukraine has led and may continue to lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions. The Company is continuing to monitor the situation in Ukraine and globally and assessing its potential impact on the Company’s business. Russian military actions and the resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets, potentially making it more difficult for the Company to obtain additional funds. Any of the abovementioned factors could affect the Company’s business, prospects, financial condition, and operating results. The extent and duration of the military action, sanctions and resulting market disruptions are impossible to predict, but could be substantial. Any such disruptions may also magnify the impact of other risks described in this Quarterly Report on Form 10-Q.

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

The following describes the methods the Company uses to estimate the fair value of the Company’s financial assets and liabilities:

Investment in real estate, net —The fair value is estimated by utilizing the income approach to value, using a direct capitalization analysis and discounted cash flow analysis, as well as a sales comparison approach where deemed applicable. As of June 30, 2022 and December 31, 2021, the estimated fair value of the Company’s Investment in real estate, net was $977,570,000 and $718,790,000, respectively. The Company has not elected the fair value option to account for its Investment in real estate, net.

Investments in real estate-related assets —The fair value of the Pennsylvania SPE and the Illinois SPE is estimated by discounting the expected cash flows based on the market interest and preferred return rates for similar loans and preferred equity investments to the Company’s investments. The fair value of the Company’s interest in the Station DST was based upon the Station DST Property appraisal, the fair market value of the mortgage loan encumbering the Station DST Property as of June 30, 2022, and the other tangible assets and liabilities of the Station DST such as cash and reserves, each reflecting the Company’s ownership interest in the Station DST (15%). As of June 30, 2022 and December 31, 2021, the estimated fair value of the Company’s Investments in real estate-related assets was $34,233,513 and $35,121,327, respectively. The Company has not elected the fair value option to account for its Investments in real estate-related assets.

Loans payable —The fair value is estimated by discounting the expected cash flows based on estimated borrowing rates available to the Company as of the measurement date. The current period liabilities’ carrying and fair values exclude net deferred financing costs. These financial instruments are valued using Level 2 inputs. As of June 30, 2022 and December 31, 2021, the estimated fair value of the Company’s loans payable was $417,256,043 and $357,212,043, respectively (excluding deferred financing costs). The Company has not elected the fair value option, and as such has accounted for its debt using the amortized cost method.

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

Additionally, in conjunction with the Keller Loan, the Company entered into an interest rate cap agreement for a notional amount of $31,277,000. See Note 7 – Loans Payable for further details. The fair value of this interest rate cap is $884,950 and is included with other assets on the consolidated balance sheet as of June 30, 2022.

The table below presents the fair value of the Company’s derivative financial instrument as well as its classification on the consolidated balance sheet as of June 30, 2022, and December 31, 2021:

	Balance Sheet Location	June 30, 2022	December 31, 2021
Derivatives designated as hedging instruments:
Interest rate “pay-fixed” swap	Derivative assets, at fair value	$6,356,813	$—
Interest rate “pay-fixed” swap	Derivative liabilities, at fair value	$—	$157,709

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

The changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive loss (“AOCI”) and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three and six months ended June 30, 2022, an amount of $127,469 and $311,387, respectively was reclassified into earnings and has been recorded within Interest expense in the accompanying consolidated statement of operations.

As of June 30, 2022 the Company had the following derivatives that were designated as cash flow hedges of interest rate risk:

	June 30, 2022
Interest Rate Derivative	Number of Instruments	Notional Amount
Interest Rate Swaps	1	55,200,000

Non-designated Hedge

These derivatives are used to manage the Company’s exposure to interest rate movements, but do not meet the strict hedge accounting requirements to be classified as hedging instruments or derivatives that the Company has not elected to treat as hedges for purposes of administrative ease. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. During the three and six months ended June 30, 2022 the Company recorded a $239,600 and $767,343, respectively, gain on non-designated hedging relationships. The Company did not have any such derivatives during the three and six months ended June 30, 2021.

The following table details the Company’s interest rate derivative not designated as a hedge.

	June 30, 2022
Interest Rate Derivative	Number of Instruments	Notional Amount
Interest Rate Cap	1	$31,277,000

Credit Risk-Related Contingent Features

The agreements the Company has with the Company’s derivative counterparties contain cross-default provisions that could trigger a declaration of default on the Company’s derivative obligations if the Company defaults, or is capable of being declared in default, on certain of the Company’s indebtedness. At June 30, 2022, the Company had not been declared in default on any of its derivative obligations. The estimated fair value of the Company’s derivatives in a net asset position was $7,241,763 at June 30, 2022. The estimated fair value of the Company’s derivatives in a net liability position was $40,102 at December 31, 2021.

Note 15 – Subsequent Events

Common Stock Repurchases

Subsequent to June 30, 2022, the Company received and completed 10 eligible repurchase requests for a total of 36,489 shares in the amount of $966,586

Status of the Offerings

As of August 9, 2022, the Company had sold an aggregate of 14,201,622 shares of its common stock (consisting of 3,725,371, Class AX Shares, 976,937 Class TX Shares, 1,218,645 Class IX Shares, 1,017,826 Class T Shares, 6,739 Class S Shares, 433,470 Class D Shares, and 6,822,634 Class I Shares) in the Offerings resulting in net proceeds of $352,912,652 to the Company as payment for such shares.

Distributions

As authorized by the board of directors of the Company, on August 1, 2022 the Company declared the following distributions for each class of the Company’s common stock as rounded to the nearest three decimal places ($1.55 on an annual basis):

July Gross Distribution
Class T Shares	$0.1316
Class S Shares	$0.1316
Class D Shares	$0.1316
Class I Shares	$0.1316
Class AX Shares	$0.1316
Class TX Shares	$0.1316
Class IX Shares	$0.1316

The net distributions for each class of common stock (which represents the gross distributions described above less the distribution fee for the applicable class of common stock as described in the Company’s applicable prospectus) are payable to stockholders of record immediately following the close of business on July 31, 2022 and will be paid on or about August 8, 2022. These distributions will be paid in cash or reinvested in shares of the Company’s common stock for stockholders participating in the Company’s distribution reinvestment plan. Some or all of the cash distributions may be paid from sources other than cash flow from operations.

Renewal and Extension of Amended Advisory Agreement

On August 8, 2022, the Company's board of directors approved the renewal and extension of the Amended Advisory Agreement. The Amended Advisory Agreement was renewed for an additional one-year term commencing on August 10, 2022, upon terms identical to those in effect, through August 10, 2023. Pursuant to the Amended Advisory Agreement, the Advisor will continue to manage the Company's day-to-day operations and its portfolio of income-producing commercial real-estate and debt secured by commercial real estate, subject to the supervision of the Company's board of directors.

CFIT West End DST Acquisition

On August 9, 2022, the Company acquired a 10% interest in a Delaware Statutory Trust (the “West End DST”) that purchased a 299,813 square foot, multifamily property located in Lenexa, KS (the “West End Property”) for a purchase price $69,375,000, exclusive of closing costs. The remaining interests in the West End DST were held by an affiliate of CFI. The West End Property has 309 units with an average unit size of 970 square feet and was 95.8% occupied as of July 28, 2022. The West End DST acquired the West End Property with the proceeds from equity contributions from the Company and affiliates of CFI and a mortgage loan (the “West End Loan”) provided by institutional investors advised by JP Morgan Investment Management Inc (the “West End Lender”).

The West End Loan is for the principal amount of $29,000,000 and provides for monthly interest payments at an initial fixed rate equal to 4.75%.

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

As of August 9, 2022, the Company had sold 3,725,371 Class AX shares, 976,937 Class TX shares, 1,218,645 Class IX shares, 1,017,826 Class T shares, 433,470 Class D shares, 6,739 Class S shares, and 6,822,634 Class I shares of common stock in the Primary Offering and the primary portion of the Follow-on Offering, as well as 294,911 Class AX shares, 110,649 Class TX shares, 78,837 Class IX shares, 7,286 Class T shares, 6,712 Class D shares, 10 Class S shares, and 54,884 Class I shares in the DRP for aggregate net proceeds of $352,912,652 in the Initial Offering and the Follow-On Offering (collectively, the “Offerings”).

Prior to the commencement of the Follow-On Offering, the Company determined its net asset value as of the end of each quarter. Net Asset Value (“NAV”), as defined, is calculated consistent with the procedures set forth in the Company’s prospectus and excludes any organization and offering expenses paid by the Advisor on the Company’s behalf (other than selling commissions, dealer manager fees and distribution fees) (“O&O Costs”), with such costs to be reflected in the Company’s NAV to the extent the Company reimburses the Advisor for these costs. Upon commencement of the Follow-On Offering, the Company started determining its NAV on a monthly basis, beginning with the determination of NAV as of July 31, 2020. As of June 30, 2022, the Company’s NAV was $26.54 per Class AX Share, Class IX Share, and Class I Share, $26.53 per Class D Share, $26.52 per Class TX Share, Class T Share, and Class S Share. For further discussion of the Company’s NAV calculation, please see “—Net Asset Value”.

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

As of June 30, 2022, the Company had made the following investments:

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

•	An industrial dry/cold storage facility located in Columbus, OH (the “Fisher Road Property”).
•	A controlling interest (96.46%) in a multifamily property located in Conroe, TX (the “Longmire Property”) through a joint venture (the “Longmire JV”) with an unrelated third party.
•	A controlling interest (10%) in a Delaware Statutory Trust, (the “ON3 DST”), which owns an office tower located in Nutley, NJ (the “ON3 Property”).

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

Operating Highlights

Second Quarter of 2022 Activity

•	Issued approximately 1,856,398 shares of common stock in the Offerings for gross proceeds of approximately $49 million.
•	Acquired 96.46% interest in the amount of $24.6 million in the Longmire Property.
•	Acquired 10% interest in the amount of $6.8 million in the ON3 DST.

Portfolio Information

As of June 30, 2022, the Company owned interests in 16 real properties as described below:

Portfolio	Ownership Percentage	Location	Number of Properties	Square Feet	Remaining Lease Term(1)	Annualized Rental Income(3)	Acquisition Date	Purchase Price(4)
Walgreens Grand Rapids ("GR Property")	100%	Grand Rapids, MI	1	14,552	15.1 years(2)	$500,000	July 2017	$7,936,508
Daimler Trucks North America Office Building ("FM Property")	100%	Fort Mill, SC	1	150,164	6.5 years	$2,670,638	February 2018	$40,000,000
Alliance Data Systems Office Building ("CO Property")	100%	Columbus, OH	1	241,493	10.2 years	$3,362,844	July 2018	$46,950,000
Hoya Optical Labs of America ("Lewisville Property")	100%	Lewisville, TX	1	89,473	6.0 years	$937,060	November 2018	$14,120,000
Williams Sonoma Office Building ("SF Property")	75%	San Francisco, CA	1	13,907	0.0 years(6)	$0	September 2019	$11,600,000
Martin Brower Industrial Buildings ("Buchanan Property")	100%	Phoenix, AZ	1	93,302	9.7 years	$1,083,444	November 2019	$17,300,000
Multifamily Residential Property ("Keller Property")	97%	Carrolton, TX	1	255,627	multiple(5)	$4,647,552	February 2021	$56,500,000
Multifamily Residential Property ("Summerfield Property")	25%	Landover, MD	1	452,876	multiple(5)	$9,590,592	March 2021	$115,500,000
Amazon Last Mile Cleveland ("Madison Ave Property")	100%	Cleveland, OH	1	168,750	8.8 years	$1,555,254	May 2021	$30,800,000
Valencia California ("Valencia Property")	10%	Santa Clarita, CA	1	180,415	13.5 years	$5,323,193	July 2021	$92,000,000
De Anza Plaza Office Buildings ("De Anza Property")	100%	Cupertino, CA	1	83,959	9.1 years	$4,206,056	July 2021	$63,750,000
Multifamily Residential Property ("Kacey Property")	10%	Kingwood, TX	1	296,991	multiple(5)	$5,080,188	November 2021	$67,000,000
Multifamily Residential Property ("Industry Property")	10%	Columbus, OH	1	187,678	multiple(5)	$4,890,864	December 2021	$81,000,000
Mars Petcare Dry/Cold Storage Facility ("Fisher Road Property")	100%	Columbus, OH	1	465,256	4.9 years	$2,984,877	March 2022	$58,000,000
Multifamily Residential Property ("Longmire Property")	96.46%	Conroe, TX	1	231,720	multiple(5)	$2,992,800	April 2022	$43,400,000
Office Tower ("ON3 Property")	10%	Nutley, NJ	1	332,818	16.5 years	$7,245,828	April 2022	$131,667,000
(1)	Reflects number of years remaining until the tenant’s first termination option.
(2)	On March 14, 2022 the tenant (Walgreens) of the GR Property SPE waived the lease termination option and extended the non-cancelable term of the lease by five years to July 31, 2037.

(3)

Reflects the average annualized rental income for the lease(s). Annualized rental income for Keller Property, Summerfield Property, Kacey Property, Industry Property, and Longmire Property is based on full occupancy.

(4)	Reflects the contract purchase price at 100% ownership as opposed to adjusted for current ownership percentage as applicable.
(5)	Indicates individual tenant leases (with 1-year average lease term) for the multifamily residential properties.
(6)	The lease with William Sonoma expired on December 31, 2021. As of June 30, 2022, the SF Property is vacant.

As of June 30, 2022, lease expirations related to the Company’s portfolio of real estate assets, excluding those at our multifamily properties (which typically have short-term leases of one year or less), based on each asset’s fair value used in determining our NAV, were as follows:

•	2022 – 2024 – 0.0%
•	2025 – 2027 – 18.5%
•	2028 – 2030 – 17.7%
•	After 2031 – 63.8%

As of June 30, 2022, the industry concentration of the Company’s portfolio of real estate assets, based on each asset’s fair value used in determining our NAV, was as follows:

•	Single Tenant Office – 35.2%
•	Multifamily – 32.1%
•	Single Tenant Industrial – 29.1%
•	Single Tenant Life Sciences – 1.8%
•	Single Tenant Necessity Retail – 1.8%

As of June 30, 2022, the geographic concentration of the Company’s portfolio of real estate assets, based on each asset’s fair value used in determining our NAV, was as follows:

•	Ohio – 32.2%
•	Texas – 27.3%
•	California – 16.2%
•	South Carolina – 7.9%
•	Maryland – 6.3%
•	Arizona – 3.8%
•	Illinois – 2.4%
•	Pennsylvania – 2.2%
•	Michigan – 1.7%

As of June 30, 2022, the investment type concentration of the Company’s portfolio of real estate assets, based on each asset’s fair value used in determining our NAV, was as follows:

•	Common Equity – 95.4%
•	Mezzanine Loan – 2.4%
•	Preferred Equity – 2.2%

As of June 30, 2022, the tenant credit profile concentration of the Company’s portfolio of real estate assets, based on each asset’s fair value used in determining our NAV, was as follows:

•	Investment Grade(1) – 49.6%
•	Unrated – 43.7%
•	Non-Investment Grade – 6.7%

(1)Includes Daimler Trucks North America, LLC. Daimler AG, the parent company of Daimler Trucks North America, LLC, is rated A3 by Moody’s. Daimler AG does not guarantee the lease.

As of June 30, 2022, the maturity concentration of debt secured by our portfolio of real estate assets, based on principal balances and adjusted for ownership percentage, was as follows:

•	2022 – 2024 – 28.1%
•	2025 – 2027 – 0.0%
•	2028 – 2030 – 30.8%
•	After 2031 – 41.1%

As of June 30, 2022, the weighted average lease term remaining of the Company’s portfolio of real estate assets (excluding multifamily, mezzanine and preferred equity investments), based on each asset’s fair value used in determining our NAV, was 8.7 years.

As of June 30, 2022, the weighted average lease term remaining of the Company’s portfolio of real estate assets, based on each asset’s fair value used in determining our NAV, was 97%. For our industrial, retail and office investments, occupancy includes all leased square footage as of the date indicated. For our multifamily investments, occupancy is defined as the percentage of units leased on the date indicated.

As of June 30, 2022, the Company owned the preferred equity investment described below:

Portfolio	Original Investment Amount	Preferred Return	Number of Properties	Square Feet	Lease Expiration Date	Acquisition Date	Tenant Renewal Options
Denver, PA— Pref Equity Investment	$11,805,000	Ranging from 7.75% in 2019 to 8.74% in 2028	1	1,539,407	January 31, 2039	January 2019	9 extension options for 5 years each

As of June 30, 2022, the Company owned the mezzanine loan investment described below:

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

Results of Operations

Rental Revenues

For the three months ended June 30, 2022 and June 30, 2021, the Company earned rental revenues of $15,501,095 and $7,308,211, respectively. For the six months ended June 30, 2022 and June 30, 2021, the Company earned rental revenues of $27,814,428 and $10,591,811, respectively.

The Company’s rental revenues consist primarily of rental income from triple net leased commercial properties and multifamily properties. The increase in rental revenues of $8,192,884 and $17,222,617 and for the three and six months ended June 30, 2022, as compared to the three and six months ended June 30, 2021, were primarily due to the acquisition of rental income-producing properties, namely the Madison Ave Property, the Valencia Property, the De Anza Property, the Kacey Property, the Industry Property, the Fisher Road Property, the Longmire Property, and the ON3 Property.

Preferred Return Income

For the three months ended June 30, 2022 and June 30, 2021, the Company earned preferred return income of $389,108 and $237,828, respectively. For the six months ended June 30, 2022 and June 30, 2021, the Company earned preferred return income of $627,569 and $473,043, respectively.

The Company’s preferred return income consists of preferred return accrued on the Company’s investment in the Pennsylvania SPE. The increase in preferred return income of $151,280 and $154,526 for the three and six months ended June 30, 2022, as compared to the three and six months ended June 30, 2021, was due to the increase of rate of return of the Pennsylvania SPE.

Income from mezzanine loan investment

For the three months ended June 30, 2022 and June 30, 2021, the Company earned income from mezzanine loan investment of $257,245 and $253,744, respectively. For the six months ended June 30, 2022 and June 30, 2021, the Company earned income from mezzanine loan investment of $511,472 and $504,507, respectively.

The Company’s income from mezzanine loan investment consists of interest income accrued on the Company’s investment in the Illinois SPE. The increase in income from mezzanine loan investment of $3,501 and $6,965, for the three and six months ended June 30, 2022, as compared to the three and six months ended June 30, 2021, was due to the increase of the interest rate of the Illinois SPE.

Other property operating revenues

For the three months ended June 30, 2022 and June 30, 2021, the Company earned other property operating revenues of $1,413,279 and $957,311, respectively. For the six months ended June 30, 2022 and June 30, 2021, the Company earned other property operating revenues of $2,761,859 and $1,476,243, respectively.

Other property operating revenues consists of amounts received by the Company from the tenants of its properties for utilities and other amenities and for reimbursable expenses paid by the Company on behalf of the tenants in accordance with the provisions of the respective property leases. The increase in other property operating revenues of $455,968 and $1,285,616 and for the three and six months ended June 30, 2022, as compared to the three and six months ended June 30, 2021, was primarily due to the acquisition of the Madison Ave Property, the Valencia Property, the De Anza Property, the Kacey Property, the Industry Property, the Fisher Road Property, the Longmire Property, and the ON3 Property.

General and Administrative Expenses

For the three months ended June 30, 2022 and June 30, 2021, the Company incurred general and administrative expenses of $344,496 and $119,052, respectively. For the six months ended June 30, 2022 and June 30, 2021, the Company incurred general and administrative expenses of $4,411,490 and $159,508, respectively.

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

The increase in general and administrative expenses of $225,444 and $4,251,982 during the three and six months ended June 30, 2022, as compared to the three and six months ended June 30, 2021 , were mainly due to the ability of the Company to reimburse the Advisor for the operating expenses incurred pursuant to the 2%/25% Guidelines. As of June 30, 2022, the Advisor has incurred, on behalf of the Company, a total of $13,943,058 in Unreimbursed Operating Expenses, including a total of $1,214,812 for the six months ended June 30, 2022, compared to $1,266,784 for the six months ended June 30, 2021, for which the Advisor has not invoiced the Company for reimbursement.

Management Fees

For the three months ended June 30, 2022 and June 30, 2021, the Company incurred management fees of $1,325,729 and $677,883, respectively. For the six months ended June 30, 2022 the Company incurred management fees of $2,454,943 and $1,181,467, respectively.

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

Asset management fees payable to the Advisor consist of monthly fees equal to one twelfth of 1.20% of the Company’s most recently disclosed NAV.

The increase in management fees of $647,846 and $1,273,476 for the three and six months ended June 30, 2022, as compared to the three and six months ended June 30, 2021, was due to the increase in NAV during such periods and the acquisition of new properties.

Property Operating Expenses

For the three months ended June 30, 2022 and June 30, 2021, the Company incurred property operating expenses of $4,696,503 and $2,464,933, respectively. For the six months ended June 30, 2022 and June 30, 2021, the Company incurred property operating expenses of $8,448,077 and $2,817,735, respectively.

The property operating expenses consist of reimbursable expenses paid by the Company on behalf of its tenants in accordance with the provisions of the respective property leases and operating expenses incurred in maintaining and operating the multifamily properties. The increase in property operating expenses of $2,231,570 and $5,630,342 for the three and six months ended June 30, 2022, as compared to the three and six months ended June 30, 2021, was primarily due to the acquisition of the Madison Ave Property, the Valencia Property, the De Anza Property, the Kacey Property, the Industry Property, the Fisher Road Property, the Longmire Property, and the ON3 Property and the increase of property operating expenses during such periods.

Depreciation and Amortization

For the three months ended June 30, 2022 and June 30, 2021, the Company incurred depreciation and amortization of $8,027,154 and $3,650,721, respectively. For the six months ended June 30, 2022 and June 30, 2021 the Company incurred depreciation and amortization of $14,926,290 and $5,486,315, respectively.

The increase in depreciation and amortization expenses of $4,376,433 and $9,439,975 for the three and six months ended June 30, 2022, as compared to the three and six months ended June 30, 2021, was primarily due to the acquisition of the Madison Ave Property, the Valencia Property, the De Anza Property, the Kacey Property, the Industry Property, the Fisher Road Property, the Longmire Property, and the ON3 Property.

Interest Expense

For the three months ended June 30, 2022 and June 30, 2021, the Company incurred interest expense of $4,243,694 and $1,891,245, respectively. For the six months ended June 30, 2022 and June 30, 2021 the Company incurred interest expense of $7,056,021 and $2,973,860, respectively.

Interest expense is composed of interest paid and accrued on the Company’s outstanding loans payable, and also includes amortization of deferred financing costs.

The increase in interest expense of $2,352,449 and $4,082,161 during three and six months ended June 30, 2022, as compared to three and six months ended June 30, 2021, was primarily due to the acquisition of the Valencia Property, the Kacey Property, the Industry Property, and the ON3 Property, as well the advances on the Credit Facility.

Interest Income

For the three months ended June 30, 2022 and June 30, 2021, the Company earned interest income of $7,769 and $5,019, respectively. For the six months ended June 30, 2022 and June 30, 2021 the Company earned interest income of $11,365 and $6,883, respectively.

Interest income is composed of interest earned on interest bearing cash deposit accounts with banking institutions.

The increase in interest income of $2,750 and $4,482 during the three and six months ended June 30, 2022, as compared to the three and six months ended June 30, 2021, was primarily due to an increase in the cash held by the Company in interest bearing deposit accounts with banking institutions.

Income/(loss) from Investments in Real Estate-Related Assets

Income from investments in real estate-related assets is earned on the company’s investment in the Station DST. For the three and six months ended June 30, 2022 the Company earned income from investments in real estate-related assets of $57,381 and $426,848, respectively. For the three and six months ended June 30, 2021, the Company incurred a loss from investments in real estate-related assets of $175,757 and $86,050, respectively.

The increase in loss from investments in real estate-related assets of $233,138 and $340,798 during the three and six months ended June 30, 2022, as compared to the three and six months ended June 30, 2021, was due to the Company’s share of income earned from Station DST.

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

The following table presents a reconciliation of FFO to net income:

Six months ended June 30, 2022
Net income (loss)	$(5,996,976)
Net income (loss) attributable to non-controlling interest	2,197,601
Net income (loss) attributable to common stockholders	$(3,799,375)
Adjustments:
Real estate depreciation and amortization	14,926,290
Proportionate share of adjustments from non-controlling interests	(7,240,969)
Funds from Operations	$3,885,946

The following table presents a reconciliation of FFO to MFFO:

Six months ended June 30, 2022
Funds from Operations	$3,885,946
Adjustments:
Amortization of above-market lease intangibles	98,189
Amortization of below-market lease intangibles	(707,855)
Straight-line rent	(1,281,234)
Fair value adjustments on derivatives not deemed hedges	(767,343)
Proportionate share of adjustments from non-controlling interests	188,420
Modified Funds from Operations	$1,416,123

Net Asset Value

On July 13, 2022, the Company’s board of directors approved an estimated NAV as of June 30, 2022 of $26.54 for Class AX, Class IX, and Class I shares, $26.53 for Class D shares and $26.52 for Class TX, Class T and Class S shares. The calculation of the Company’s estimated NAV was performed by Robert A. Stanger & Co., Inc. (“Stanger”), its independent valuation firm, in accordance with the procedures described in the “Net Asset Value Calculation and Valuation Procedures” section of the Company’s prospectus and under the oversight of the Company’s board of directors. Although the independent valuation firm performs the calculation of the Company’s estimated NAV, the Company’s board of directors is solely responsible for the determination of the Company’s estimated NAV.

Summary of Methodology

In accordance with the Company’s current valuation procedures, the Company’s NAV was based in part upon: (i) the most recent appraised value of the GR Property, the FM Property, the CO Property, the SF Property, the Buchanan Property, the De Anza Property, the Keller Property, the Summerfield Property, the Lewisville Property, the Madison Ave Property, the Valencia Property, the Kacey Property, the Industry Property, the Fisher Road Property, the Longmire Property, and the ON3 Property; (ii) the fair market value of the Company’s Debt Investments (as defined below); (iii) the fair market value of the Company’s loans payable; (iv) the estimated non-controlling interest held in the Company’s consolidated JVs (as defined below); (v) the value of the Company’s interest in the Station DST (as defined below); and (vi) the net tangible assets and liabilities of the Company (including the Advisor’s estimate of the Performance Participation Allocation as defined and discussed below) as of June 30, 2022, as outlined in more detail below.

Appraisal of Consolidated Real Estate

Pursuant to the Company’s valuation guidelines the Company engaged Stanger to provide its appraised market value of the DST as of March 31, 2021, the SF Property as of September 30, 2021, the Buchanan Property as of August 31, 2021, the FM Property as of December 31, 2021, the GR Property and Fisher Road Property as of March 31, 2022, the De Anza Property and the CO Property as of June 30, 2022, the Keller Property as of November 30, 2021, the Summerfield Property as of January 31, 2022, the Valencia Property as of April 30, 2022, the Madison Ave Property as of May 31, 2022, and the Lewisville Property as of June 30, 2022 (collectively, the “Stanger Appraised Properties”).  In addition, Stanger reviewed and relied upon the appraised value of the Kacey Property prepared by a third-party with an effective date of September 21, 2021, the Industry Property prepared by a third-party with an effective date of October 1, 2021, the ON3 Property prepared by a third-party with an effective date of February 25, 2022, and the Longmire Property prepared by a third-party with an effective date of March 11, 2022 (together the “Third-Party Appraisals”) (collectively the Stanger Appraised Properties and the Third-Party Appraisals are the “Appraised Properties”).  Pursuant to the Company’s engagement agreement with Stanger, the appraisals of the Stanger Appraised Properties were prepared utilizing the income approach to value, specifically using a direct capitalization analysis for the GR Property and both a direct capitalization analysis and discounted cash flow analysis (“DCF”) for the FM Property, the CO Property, the SF Property, the Buchanan Property, the De Anza Property, the Keller Property, the Summerfield Property, the Fisher Road Property, the Valencia Property, and the Madison Ave Property. In addition, a sales comparison approach was conducted for the SF Property, given the size of the SF Property. The direct capitalization analysis is based upon the estimated net operating income of the Stanger Appraised Properties capitalized at an appropriate capitalization rate considering property characteristics and competitive position, the credit profile of the tenant/guarantor under the leases encumbering the Stanger Appraised Properties, the terms of the leases encumbering the Stanger Appraised Properties, and market conditions as of the date of value. The DCF analysis is based upon multi-year cash flow projections for each applicable property prepared in accordance with the lease which currently encumbers each property. Each property was assumed to be sold after the expiration of the initial lease term and any renewal terms deemed materially favorable to the tenant, or for which exercise was deemed likely based on other factors. The reversion value of the property which can be realized upon sale is calculated based on the current economic rental rate deemed reasonable for the property, escalated at a rate indicative of current expectations in the marketplace for the property. The projected market rate net operating income of the property for the year following the year of sale is then capitalized at an appropriate capitalization rate reflecting the age and anticipated functional and economic obsolescence and competitive position of the property to determine its reversion value. Net proceeds of sale are determined by deducting estimated costs incurred at the time of sale, estimated at 2% of the gross reversion value. Finally, the discounted present value of the cash flow stream from operations (including any estimated releasing costs at the end of the assumed current lease term) and the discounted present value of the net proceeds from sale are summed to arrive at a total estimated value for the property. The capitalization rates applied to the Stanger Appraised Properties ranged from 4.00% to 6.25%, with a weighted average of approximately 4.88%. The discount rates applied to the estimated net cash flow from operations of the Stanger Appraised Properties for which a DCF analysis was conducted ranged from 4.75% to 7.25%, with a weighted average of approximately 5.87%. The discount rates applied to the estimated residual value of the Stanger Appraised Properties for which a DCF analysis was conducted ranged from 5.50% to 7.25%, with a weighted average of approximately 6.36%. The residual capitalization rates applied to the Stanger Appraised Properties for which a DCF analysis was conducted ranged from 4.25% to 6.50%, with a weighted average of approximately 5.38%. Where both a direct capitalization analysis and DCF was utilized, the indicated value from each approach was reviewed and a final appraised value was concluded. While a sales comparison approach was not conducted, other than for the SF Property, Stanger reviewed regional property sale data for each Stanger Appraised Property in order to assist in the selection of capitalization rates applied in the appraisals and to observe transaction prices per square foot in the Stanger Appraised Properties’ regional markets. For the SF Property, the sales comparison approach conducted utilized the price per square foot from recent market sales and adjusted such indicated price per square foot to a price per square foot deemed reasonable for the SF Property, taking into account factors such as property size, location, the fact that the existing tenant has provided notice that it will not be exercising its extension option and condition/quality and the date of sale. The aggregate appraised value of the Stanger Appraised Properties was $642,680,000. The appraised values of the Stanger Appraised Properties are subject to the general assumptions and limiting conditions set forth in the appraisal reports rendered to the Company by Stanger.

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

Debt Investments

In accordance with the Company’s valuation procedures, the Lancaster PE and the Chicago Jr Mezz (individually a “Debt Investment” and collectively the “Debt Investments”) were included in the determination of NAV at their estimated fair market value as of June 30, 2022, as determined by Stanger. The Debt Investments estimated value was based upon taking, for each Debt Investment, the loan payments over the remaining anticipated term and discounting such payments to present value at a discount rate range equal to the current estimated market interest rate on financing similar to the applicable Debt Investments. To provide their opinion of value of the Debt Investments, Stanger first reviewed the terms of each of the Debt Investments as contained in the loan documents. Stanger then reviewed mezzanine loan market terms at or around June 30, 2022 to ascertain current market interest rate levels for loans similar to the Debt Investments. This review was conducted by (i) recent interviews of participants in the mezzanine / preferred equity market, (ii) reviewing recent mezzanine loan transactions, as available, and (iii) reviewing published surveys available at or around June 30, 2022. Stanger also observed changes in yields and pricing of Albertsons publicly traded debt securities from the prior valuation date and the current valuation date. Based on Stanger’s reviews above and taking into consideration the Debt Investments’ unique factors, including, but not limited to, loan-to-value (based on the appraised value of the collateral), debt service coverage/debt yield, collateral property type, age and location, financial information pertaining to the lessee of the collateral properties, prepayment terms, and loan origination date, maturity date and extension terms, a market interest rate range was determined for each Debt Investment to utilize in the determination of the fair market value of the Debt Investments. The discount rate applied to the future payments of the Company’s Debt Investments was 9.05% for both facilities. The aggregate fair value of the Debt Investments was approximately $23,782,000.

Estimated Market Value of the Consolidated JVs

In order to determine the net asset value attributable to the non-controlling interest and any promoted interest in the Battery Street SF JV, the Keller JV, the Summerfield DST, the Valencia DST, the Kacey DST, the DST, the Industry DST, the ON3 DST, and the Longmire JV (collectively the “Consolidated JVs”), Stanger utilized the most recent property appraisal, the most recent balance sheet provided for the Consolidated JVs to determine the tangible assets and tangible liabilities of the Consolidated JVs, and determined any promote due to the Company’s third party JV partner, as applicable. This net asset value was then multiplied by the ownership interest held by parties other than us to determine the non-controlling interest adjustment related to the Consolidated JVs utilized in the Company’s June 30, 2022 NAV.

Fair Value of Long Term Debt

Stanger performed a valuation of the property-level debt by reviewing available market data for comparable liabilities and applying a selected discount rate to the stream of future debt payments. The discount rate was selected based on several factors including U.S. Treasury yields, LIBOR and SOFR as of the valuation date, as well as loan-specific items such as loan-to-value ratio, debt service coverage ratio, collateral property location, age, type, lease term and lessee credit quality, prepayment terms, and maturity and loan origination date. The discount rates applied to the future debt payments of the Company’s long-term debt ranged from 3.50% to 6.05%, with a weighted average of approximately 4.75%. Stanger’s valuation of the long-term debt is based in part on the appraised values of the encumbered Appraised Properties, which represent the collateral associated with the long-term debt as well as certain other assumptions and limiting conditions, including: (i) Stanger was provided with loan documents and other factual loan information by the Advisor and has relied upon and assumed that such information is correct in all material respects and no warranty is given by Stanger as to the accuracy of such information; (ii) each collateral property is assumed to be free and clear of liens (other than the mortgage being valued); (iii) information furnished by others, upon which all or portions of Stanger’s value opinion is based, is believed to be reliable but has not been verified, and no warranty is given as to the accuracy of such information; (iv) no material change has occurred in the value of the collateral properties from the date of last appraisal through the loan valuation date and (v) each mortgage is assumed to be salable, transferable or assumable between parties and is further assumed not to be in default. Stanger’s opinion of the long-term debt value was predicated on the above assumptions.

Performance Participation Allocation – Special Unit Holder

The special unit holder in the Company’s Operating Partnership is entitled to receive an allocation equal to 12.5% of the Total Return to the Company’s shareholders, subject to a 5% Hurdle Amount and a High Water Mark, with 100% catch-up (the “Performance Participation Allocation”) based upon a full calendar year. While the Performance Participation Allocation is due annually, commencing with 2021, the Company accrues such fee monthly.  Stanger reviewed and discussed with the Advisor its calculation of the Performance Participation Allocation. The Advisor’s Performance Participation Allocation estimate as of the Valuation Date was $7,350,287, $785,783 of which has already been distributed and $3,894,216 is accrued for the year ended December 31, 2021 and $2,670,288 is accrued for the period ended June 30, 2022.

The Value of Station DST Interests

The value of the beneficial interests in the Station DST was based upon the Station DST Property appraisal prepared by Stanger with an effective date of September 30, 2021 in accordance with the methodology outlined in the Appraisal of Consolidated Real Estate above, the fair market value of the mortgage loan encumbering the Station DST Property as of June 30, 2022 conducted in accordance with the methodology outlined in Fair Value of Long Term Debt above, the other tangible assets and liabilities of the Station DST such as cash and reserves, each reflecting the Company’s ownership interest in the Station DST (15%).

Estimated NAV

In performing the calculation of the estimated NAV, Stanger added the appraised values of the Appraised Properties, the appraised value of the Station DST interests, the fair value of the Debt Investments and other tangible assets of the Company, consisting of cash and equivalents, receivables and other assets, and subtracted the estimated fair market value of the Company’s long-term debt, the value of the non-controlling interest in the Consolidated JV (including any promote due to the Company’s joint venture partners), the anticipated near-term capital needs of the SF Property, the estimate of the Performance Participation Allocation and other tangible liabilities of the Company, consisting of accounts payable and accrued expenses, but excluding amounts owed to the Advisor for reimbursement of O&O Costs less the current accrued O&O Costs liability (consistent with the Company’s valuation procedures), and considered any other amounts due to the Advisor or affiliates for repayment of the Sponsor Support or amounts due to the Special Unit Holder upon certain events, including liquidation of the Company to produce an estimated NAV as of June 30, 2022, consistent with the procedures described in the “Net Asset Value Calculation and Valuation Procedures” section of the Company’s prospectus of $26.54 per share for Class AX, Class IX, and Class I shares, $26.53 for Class D shares and $26.52 per share for Class TX, Class T and Class S shares.

The determination of NAV involves a number of assumptions and judgments, including estimates of the Advisor’s interest in disposition proceeds (if any). These assumptions and judgments may prove to be inaccurate. There can be no assurance that a stockholder would realize the mostly recently determined NAV per share if the Company were to liquidate or engage in another type of liquidity event today. In particular, the Company’s June 30, 2022 NAV is based on appraisals of the fair market value of certain of the Company’s real estate property investments which precede June 30, 2022 and, while the Company believes no material change has occurred in the value of these real estate property investments between the appraised value dates and June 30, 2022, Stanger has assumed no material change in property value has occurred since the appraisal date for those Appraised Properties with an appraised value date that preceded June 30, 2022. Furthermore, the Company’s June 30, 2022 NAV does not consider fees or expenses that may be incurred in providing a liquidity event, including reimbursement of amounts to the Advisor for O&O Costs and any operating expenses that have not been invoiced by the Advisor in accordance with the terms of the Amended Advisory Agreement. Lastly, as discussed in “PART II — OTHER INFORMATION; Item 1A. – Risk Factors”, the full extent of the impact and effects of COVID-19 on the Company, as a whole, and on its tenants and its consolidated real estate, loan investments and long-term debt are uncertain at this time. Due to COVID-19, observable market transactions for both real estate assets and debt are generally more limited than before the pandemic. The Company believes the methodology of determining the Company’s NAV conforms to the Institute for Portfolio Alternative’s Practice Guideline for Valuations of Publicly Registered Non-Listed REITs (April 2013) and is prepared in accordance with the procedure described in the “Net Asset Value Calculation and Valuation Procedures” section of the Company’s prospectus. In addition, the Company’s board of directors periodically reviews the Company’s NAV policies and procedures.

The NAV for each class of shares is based on the value of the Company’s assets and the deduction of any liabilities, and any distribution fees applicable to such class of shares.

The following table provides a breakdown of the major components of the Company’s NAV pursuant to the Company’s valuation guidelines:

Components of NAV	June 30, 2022
Investment in real estate	$977,570,000
Investments in real estate-related assets	34,233,513
Cash and cash equivalents	29,432,494
Other assets	9,906,271
Debt obligations (at fair market value)	(417,256,043)
Due to related parties(1)	(5,936,879)
Accounts payable and other liabilities	(9,325,552)
Accrued performance participation allocation	(6,564,504)
Distribution fee payable the following month(2)	(37,788)
Non-controlling interests in subsidiaries	(259,634,300)
Sponsor support repayment / special unit holder interest in liquidation	—
Net asset value	$352,387,212
Number of outstanding shares	13,280,054
Note:	(1) Excluding the full distribution fee liability of $179,489. Distribution fee only relates to Class TX, Class T, Class D and Class S shares of common stock.

(2) The distribution fee that is payable as of June 30, 2022 related to Class TX, Class T, Class D and Class S shares (see table below).

Due to rounding, numbers presented throughout this section may not add up precisely to the totals provided and percentages may not precisely reflect the absolute figures.

NAV Per Share	Class AX, IX & I Shares	Class TX Shares	Class T Shares	Class D Shares	Class S Shares	Total
Total Gross Assets at Fair Value	$865,633,123	$79,929,863	$72,177,879	$32,868,088	$533,325	$1,051,142,278
Distribution fees due and payable	—	(18,584)	(16,825)	(2,255)	(124)	(37,788)
Debt obligations	(343,617,281)	(31,728,548)	(28,651,360)	(13,047,148)	(211,706)	(417,256,043)
Due to related parties	(4,889,118)	(451,446)	(407,663)	(185,640)	(3,012)	(5,936,879)
Accounts payable and other liabilities	(7,679,749)	(709,123)	(640,349)	(291,600)	(4,731)	(9,325,552)
Accrued performance participation allocation	(5,405,978)	(499,171)	(450,759)	(205,265)	(3,331)	(6,564,504)
Non-controlling interests in subsidiaries	(213,813,158)	(19,742,840)	(17,828,084)	(8,118,485)	(131,733)	(259,634,300)
Quarterly NAV	$290,227,839	$26,780,151	$24,182,839	$11,017,695	$178,688	$352,387,212
Number of outstanding shares	10,936,345	1,009,828	911,890	415,253	6,738	13,280,054
NAV per share	$26.54	$26.52	$26.52	$26.53	$26.52

The following table reconciles stockholders’ equity per the Company’s unaudited consolidated balance sheet to the Company’s NAV:

Reconciliation of Stockholders’ Equity to NAV	June 30, 2022
Stockholders’ equity under U.S. GAAP	$497,075,284
Adjustments:
Unrealized appreciation of real estate	61,292,502
Unrealized appreciation of real estate-related assets	3,409,828
Acquisition costs	(7,906,486)
Deferred financing costs, net	(4,532,471)
Accrued distribution fee(1)	(217,277)
Accumulated depreciation and amortization	41,274,623
Fair value adjustment of debt obligations	35,862,390
Deferred rent receivable	(7,880,068)
Derivative assets, at fair value	(6,356,813)
Non-controlling interests in subsidiaries	(259,634,300)
NAV	$352,387,212
Note:	(1) Accrued distribution fee only relates to Class TX, Class T, Class D and Class S shares of common stock.

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

Sensitivity Analysis

Assuming all other factors remain unchanged, the table below presents the estimated increase or decrease to the Company’s June 30, 2022 NAV for a change in the going-in capitalization rate and, where a DCF analysis was utilized, discount rates and terminal capitalization rates used in the Appraised Properties’ appraisals and the Station DST Property appraisal, a 5% change in the discount rates used to value the Company’s Debt Investments and a 5% change in the discount rates used to value the Company’s long-term debt and the mortgage debt encumbering the Station DST Property:

Sensitivity Analysis	Range of NAV (Class AX, IX & I)			Range of NAV (Class TX)			Range of NAV (Class T)
	Low	Concluded	High	Low	Concluded	High	Low	Concluded	High
Estimated Per Share NAV	$23.73	$26.54	$29.49	$23.71	$26.52	$29.47	$23.71	$26.52	$29.47
Capitalization Rate - Appraised Properties	5.09%	4.85%	4.60%	5.09%	4.85%	4.60%	5.09%	4.85%	4.60%
Cash Flow Discount Rate - Appraised Properties	6.13%	5.84%	5.55%	6.13%	5.84%	5.55%	6.13%	5.84%	5.55%
Residual Discount Rate - Appraised Properties	6.68%	6.36%	6.04%	6.68%	6.36%	6.04%	6.68%	6.36%	6.04%
Terminal Capitalization Rate - Appraised Properties	5.72%	5.44%	5.17%	5.72%	5.44%	5.17%	5.72%	5.44%	5.17%
Discount Rate - Debt Investments	9.50%	9.05%	8.60%	9.50%	9.05%	8.60%	9.50%	9.05%	8.60%
Discount Rate - Long-Term Debt Consolidated	4.53%	4.77%	5.00%	4.53%	4.77%	5.00%	4.53%	4.77%	5.00%

Sensitivity Analysis	Range of NAV (Class D)			Range of NAV (Class S)
	Low	Concluded	High	Low	Concluded	High
Estimated Per Share NAV	$23.73	$26.53	$29.49	$23.71	$26.52	$29.47
Capitalization Rate - Appraised Properties	5.09%	4.85%	4.60%	5.09%	4.85%	4.60%
Cash Flow Discount Rate - Appraised Properties	6.13%	5.84%	5.55%	6.13%	5.84%	5.55%
Residual Discount Rate - Appraised Properties	6.68%	6.36%	6.04%	6.68%	6.36%	6.04%
Terminal Capitalization Rate - Appraised Properties	5.72%	5.44%	5.17%	5.72%	5.44%	5.17%
Discount Rate - Debt Investments	9.50%	9.05%	8.60%	9.50%	9.05%	8.60%
Discount Rate - Long-Term Debt Consolidated	4.53%	4.77%	5.00%	4.53%	4.77%	5.00%

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

If the Company is unable to raise substantial funds in its public offerings, it will make fewer investments resulting in less diversification in terms of the type, number and size of investments it makes and the value of an investment in the Company will fluctuate with the performance of the limited assets it acquires. Further, the Company will have certain fixed operating expenses, including certain expenses as a public company and a REIT, regardless of whether it is able to raise substantial funds in the offerings. The Company’s inability to raise substantial funds would increase its fixed operating expenses as a percentage of gross income, reducing its net income and limiting its ability to make distributions. As of June 30, 2022, the Company has raised gross proceeds of $338,584,767 in the Offerings.

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

As of June 30, 2022, the Company’s debt to tangible assets ratio was 52%. See Note 7 – Loans Payable of the Company’s outstanding debt arrangement as of June 30, 2022.

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

Cash Flows

The following table provides a breakdown of the net change in the Company’s cash and cash equivalents and restricted cash:

Six months ended June 30, 2022
Cash flows from operating activities	$7,888,285
Cash flows from investing activities	(111,283,921)
Cash flows from financing activities	113,801,987
Increase in cash and cash equivalents and restricted cash	$10,406,351

Operating Activities

During the six months ended June 30, 2022, net cash provided by operating activities was $7,888,285, compared to $11,224,470 for the six months ended June 30, 2021. The change was primarily due to an increase in cash flow generated by revenues from the acquisition of new investments (see “—Results of Operations”).

Investing Activities

Cash used in investing activities was $111,283,921 for the six months ended June 30, 2022, compared to $34,556,018 for the six months ended June 30, 2021. The change was due to an increase of $76,727,903 in acquisition of real estate.

Financing Activities

During the six months ended June 30, 2022, net cash provided by financing activities was $113,801,987, compared to $19,543,315 for the six months ended June 30, 2021. The change was primarily due to an increase in proceeds from net borrowings under credit facility of $26,500,000, an increase in proceeds from common stock issued of $70,607,661, an increase in distributions of $3,381,384, a decrease in payments from redemptions of common stock of $1,147,008, and an increase in non-controlling interest distributions of $3,263,284, an increase of $3,191,427 in the DST Offering proceeds received for the DST interests sold, offset by an increase of $542,756 in payment of deferred financing costs.

Distributions

The Company’s board of directors has authorized, and the Company has declared, distributions for the period September 1, 2020 through July 1, 2022 in an amount equal to $0.004234973 per day (or approximately $1.55 on an annual basis) per each share of common stock, less, for holders of certain classes of shares, the distribution fees that are payable with respect to such shares as further described in the applicable prospectus. The distributions are payable by the 5th business day following each month end to stockholders of record at the close of business each day during the prior month.

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

To ensure that the Company has sufficient funds to cover cash distributions authorized and declared during the Initial Offering, the Company and CFI entered into the Distribution Support Agreement. The terms of the agreement provide that in the event that cash distributions exceed MFFO, defined as a supplemental measure to reflect the operating performance of a non-traded REIT, for any calendar quarter through the termination of the Initial Offering, CFI shall purchase Class IX Shares from the Company in an amount equal to the distribution shortfall, up to $5 million (less the $2.0 million of shares purchased by CFI in order to satisfy the Minimum Offering Requirement). On August 10, 2020, the Company and CFI entered into Second Amended and Restated Distribution Support Agreement (the “Amended Distribution Support Agreement”) to ensure that the Company has a sufficient amount of funds to pay cash distributions to stockholders during the Follow-On Offering. Pursuant to the Amended Distribution Support Agreement, in the event that cash distributions exceed MFFO, CFI will purchase Class I Shares from the Company in the Follow-On Offering in an amount equal to the distribution shortfall, up to $5 million (less the $2.0 million of shares purchased by CFI in order to satisfy the Minimum Offering Requirement and any shares purchased by CFI pursuant to the distribution support agreement in the Initial Offering). As of December 31, 2021, CFI has purchased $1,132,280 in Class IX shares pursuant to the Distribution Support Agreement. During the three and six months ended June 30, 2022, CFI has purchased $901,179 and $1,867,720 of Class I Shares, respectively, leaving no remaining obligation for CFI to purchase shares pursuant to the Amended Distribution Support Agreement.

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

The following table summarizes the Company’s distributions declared during the three and six months ended June 30, 2022 and June 30, 2021:

	Three months ended June 30, 2022		Six months ended June 30, 2022
	Amount	Percent	Amount	Percent
Distributions
Paid in cash	$3,250,117	68%	$5,006,376	57%
Payable	186,049	4%	1,656,080	19%
Reinvested in shares	1,359,316	28%	2,137,659	24%
Total distributions	$4,795,482	100%	$8,800,115	100%
Sources of Distributions:
Operating cash flows	$4,795,482	100%	$4,911,269	56%
Offering proceeds pursuant to Distribution Support Agreement(1)	1,867,720	39%	1,867,720	21%
Offering proceeds	—	0%	2,021,126	23%
Total sources of distributions	$4,795,482	139%	$8,800,115	100%

	Three Months Ended June 30, 2021		Six Months Ended June 30, 2021
	Amount	Percent	Amount	Percent
Distributions
Paid in cash	$1,697,903	48%	$2,738,095	53%
Payable	912,324	26%	912,324	18%
Reinvested in shares	914,465	26%	1,488,186	29%
Total distributions	$3,524,692	100%	$5,138,605	100%

Sources of Distributions:
Operating cash flows	$3,524,692	100%	$2,657,795	52%
Offering proceeds pursuant to Distribution Support Agreement(1)	—	0%	—	0%
Offering proceeds	—	0%	2,480,810	48%
Total sources of distributions	$3,524,692	100%	$5,138,605	100%

Note: (1) Pursuant to the Amended Distribution Support Agreement, CFI will purchase Class I Shares to the extent cash distributions exceed MFFO within 15 business days following the Company’s filing with the SEC of its periodic report for such calendar quarter or year. As of June 30, 2022, CFI has no remaining obligation under the Amended Distribution Support Agreement.

During the three and six months ended June 30, 2022 the Company declared $4,795,482 and $8,800,115, respectively, of distributions to its shareholders (including those reinvested in shares pursuant to the DRP), compared to the Company’s total aggregate MFFO of $2,869,095 and $1,416,123, respectively, for the three and six months ended June 30, 2022, and the Company’s total aggregate net loss of $1,126,461 and $5,996,976 for such periods, respectively.

During the three and six months ended June 30, 2021, the Company declared $3,524,692 and $5,138,605, respectively, of distributions to its shareholders (including those reinvested in shares pursuant to the DRP), compared to the Company’s total aggregate MFFO of $2,717,431 and $4,281,634, respectively, for the three and six months ended June 30, 2021, and the Company’s total aggregate net income of $134,036 and $347,552 for such periods, respectively.

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

Critical Accounting Policies

Below is a discussion of the accounting policies that management believes are critical to the Company’s principal operations. The Company considers these policies critical because they involve significant judgments and assumptions, and they require estimates about matters that are inherently uncertain and they are important for understanding and evaluating the Company’s reported financial results. The accounting policies have been established to conform with U.S. GAAP. The preparation of the financial statements in accordance with U.S. GAAP requires management to use judgments in the application of such policies. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which from the basis for making judgements. These judgments affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in the Company’s financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of the Company’s results of operations to those of companies in similar businesses.

Reimbursement of Organization and Offering Costs

The Advisor has agreed to pay, on behalf of the Company, all O&O Costs through the first anniversary of the date on which the Company satisfied the Minimum Offering Requirement, which was May 18, 2018 (“Escrow Break Anniversary”). The Company was not required to reimburse the Advisor for payment of the O&O Costs prior to the Escrow Break Anniversary. After the Escrow Break Anniversary, the Advisor, in its sole discretion, may pay some or all of the additional O&O Costs incurred, but is not required to do so. To the extent the Advisor pays such additional O&O Costs, the Company is obligated to reimburse the Advisor subject to the 1% Cap. Following the Escrow Break Anniversary, the Company began reimbursing the Advisor for payment of the O&O Costs on a monthly basis, which will continue through the period ended May 18, 2021; provided, however, that the Company will not be obligated to pay any amounts that as a result of such payment would cause the aggregate payments for O&O Costs (less selling commissions, dealer manager fees and distribution fees) paid to the Advisor to exceed the 1% Cap as of such payment date. Any amounts not reimbursed in any period are included in determining any reimbursement for a subsequent period. As of June 30, 2022, the Advisor has continued to pay all O&O Costs on behalf of the Company.

Variable Interest Entities

A Variable Interest Entity (“VIE”) is an entity that lacks one or more of the characteristics of a voting interest entity. A VIE is defined as an entity in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The determination of whether an entity is a VIE includes both a qualitative and quantitative analysis. The Company bases the qualitative analysis on the Company’s review of the design of the entity, its organizational structure including decision-making ability and relevant financial agreements and the quantitative analysis on the forecasted cash flow of the entity. The Company reassesses the initial evaluation of an entity as a VIE upon the occurrence of certain reconsideration events. A VIE must be consolidated only by its primary beneficiary, which is defined as the party who, along with its affiliates and agents has both the: (i) power to direct the activities that most significantly impact the VIE’s economic performance and (ii) obligation to absorb the losses of the VIE or the right to receive the benefits from the VIE, which could be significant to the VIE. The Company determines whether it is the primary beneficiary of a VIE by considering qualitative and quantitative factors, including, but not limited to: which activities most significantly impact the VIE’s economic performance and which party controls such activities; the amount and characteristics of its investment; the obligation or likelihood for the Company or other interests to provide financial support; consideration of the VIE’s purpose and design, including the risks the VIE was designed to create and pass through to its variable interest holders and the similarity with and significance to the Company’s business activities and other interests. The Company reassesses the determination of whether it is the primary beneficiary of a VIE each reporting period. Significant judgments related to these determinations include estimates about the current and future fair value and performance of investments held by these VIEs and general market conditions. As of June 30, 2022, the Company concluded that it had investments in VIEs, and because the Company was deemed the primary beneficiary it consolidated such entities, as described in “Note 10 — Variable Interest Entities” in its accompanying unaudited consolidated financial statements included in Item 1. “Financial Statements (Unaudited) and Supplementary Data.”

Voting Interest Entities

A voting interest entity is an entity in which the total equity investment at risk is sufficient to enable it to finance its activities independently and the equity holders have the power to direct the activities of the entity that most significantly impact its economic performance, the obligation to absorb the losses of the entity and the right to receive the residual returns of the entity. The usual condition for a controlling financial interest in a voting interest entity is ownership of a majority voting interest. If the Company has a majority voting interest in a voting interest entity, the entity is generally consolidated. The Company does not consolidate a voting interest entity if there are substantive participating rights by other parties and/or kick-out rights by a single party. The Company performs on-going reassessments of whether entities previously evaluated under the voting interest framework have become VIEs, based on certain events, and therefore subject to the VIE consolidation guidance, and vice versa.

Accounting for Investments

Operating Real Estate

Operating real estate are carried at historical cost less accumulated depreciation. The Company follows the purchase method for an acquisition of operating real estate, where the purchase price is allocated to tangible assets such as land, building, tenant and land improvements and other identified intangibles. Major replacements and betterments which improve or extend the life of the asset are capitalized and depreciated over their useful life. Ordinary repairs and maintenance are expensed as incurred. Operating real estate is depreciated using the straight-line method over the estimated useful lives of the assets.

Real Estate Debt Investments

Real estate debt investments are generally intended to be held to maturity and, accordingly, carried at cost, net of unamortized loan fees, premium, discount and unfunded commitments. Real estate debt investments that are deemed to be impaired are carried at amortized cost less a loan loss reserve, if deemed appropriate. Real estate debt investments where the Company does not have the intent to hold the loan for the foreseeable future or until its expected payoff are classified as held for sale and recorded at the lower of cost or estimated fair value.

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

Real Estate Debt Investments

Interest income is recognized on an accrual basis and any related premium, discount, origination costs and fees are amortized over the life of the investment using the effective interest method. The amortization is reflected as an adjustment to interest income in earnings. The amortization of a premium or accretion of a discount is discontinued if such loan is reclassified to held for sale.

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

Off-Balance Sheet Arrangements

As of June 30, 2022, the Company had no off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on the Company’s financial condition, revenue and expenses, results of operations, liquidity, capital expenditures, or capital resources.

Contractual Obligations

The following table presents the future principal payment due under the Company’s GR Loan, FM Loan, CO Loan, DST Loan, Buchanan Loan, Keller Loan, Summerfield Loan, Valencia Loan, Kacey Loan, Industry Loan, ON3 Loan, and Credit Facility agreements as of June 30, 2022, which represents the Company’s aggregate contractual obligations and commitments with payments due subsequent to June 30, 2022.

Year	Amount
2022 (remaining)	—
2023	—
2024	55,350,000
2025	—
2026	—
Thereafter	397,768,434
Total	$453,118,434

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

The market risk associated with financial instruments and derivative financial instruments is the risk of loss from adverse changes in market prices or interest rates. The Company’s interest rate risk management objectives are to limit the impact of interest rate changes in earnings and cash flows and to manage overall borrowing costs. To achieve these objectives, from time to time, the Company may enter into interest rate hedge contracts such as swaps, collars and treasury lock agreements in order to mitigate interest rate risk with respect to various debt instruments. The Company would not hold or issue these derivative contracts for trading or speculative purposes. As of June 30, 2022, there are no such hedging contracts outstanding. The Company does not have any foreign operations and thus is not exposed to foreign currency fluctuations.

Interest Rate Risk

As of June 30, 2022, the Company had $311 million fixed rate debt and $142 million of floating rate debt. The Company uses derivative financial instruments to limit the exposure to interest rate changes associated with its borrowings. The use of derivative financial instruments carries certain risks, including the risk that the counterparties to these contractual arrangements are not able to perform under the agreements. To mitigate this risk, the Company only enters into derivative financial instruments with counterparties with high credit ratings and with major financial institutions with which the Company and its related parties may also have other financial relationships. The Company does not anticipate that any of the counterparties will fail to meet their obligations. (For further detail refer to Note 7 – Loans Payable).

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

As of June 30, 2022, lease expirations related to the Company’s portfolio of real estate assets, excluding those at our multifamily properties (which typically have short-term leases of one year or less), based in each asset’s fair value used in determining our NAV, were as follows:

•	2022 – 2024 – 0.0%
•	2025 – 2027 – 18.5%
•	2028 – 2030 – 17.7%
•	After 2031 – 63.8%

As of June 30, 2022, the industry concentration of the Company’s portfolio of real estate assets, based on each asset’s fair value used in determining our NAV, was as follows:

•	Single Tenant Office – 35.2%
•	Multifamily – 32.1%
•	Single Tenant Industrial – 29.1%
•	Single Tenant Life Sciences – 1.8%
•	Single Tenant Necessity Retail – 1.8%

As of June 30, 2022, the geographic concentration of the Company’s portfolio of real estate assets, based on each asset’s fair value used in determining our NAV, was as follows:

•	Ohio – 32.2%
•	Texas – 27.3%
•	California – 16.2%
•	South Carolina – 7.9%
•	Maryland – 6.3%
•	Arizona – 3.8%

•	Illinois – 2.4%
•	Pennsylvania – 2.2%
•	Michigan – 1.7%

As of June 30, 2022, the investment type concentration of the Company’s portfolio of real estate assets, based on each asset’s fair value used in determining our NAV, was as follows:

•	Common Equity – 95.4%
•	Mezzanine Loan – 2.4%
•	Preferred Equity – 2.2%

As of June 30, 2022, the tenant credit profile concentration of the Company’s portfolio of real estate assets, based on each asset’s fair value used in determining our NAV, was as follows:

•	Investment Grade(1) – 49.6%
•	Unrated – 43.7%
•	Non-investment Grade – 6.7%

(1)Includes Daimler Trucks North America, LLC. Daimler AG, the parent company of Daimler Trucks North America, LLC, is rated A3 by Moody’s. Daimler AG does not guarantee the lease.

As of June 30, 2022, the maturity concentration of debt secured by our portfolio of real estate assets, based on principal balances and adjusted for ownership percentage, was as follows:

•	2022 – 2024 – 28.1%
•	2025- 2027 – 0.0%
•	2028 – 2030 – 30.8%
•	After 2031 – 41.1%

As of June 30, 2022, the weighted average lease term remaining of the Company’s portfolio of real estate assets (excluding multifamily, mezzanine and preferred equity investments), based on each asset’s fair value used in determining our NAV, was 8.7 years.

As of June 30, 2022, the weighted average lease term remaining of the Company’s portfolio of real estate assets, based on each asset’s fair value used in determining our NAV, was 97%. For our industrial, retail and office investments, occupancy includes all leased square footage as of the date indicated. For our multifamily investments, occupancy is defined as the percentage of units leased on the date indicated.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business. As of June 30, 2022, the Company was not involved in any material legal proceedings.

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

The more shares the Company sells in the Company’s offerings, the greater the Company’s challenge will be to invest all of the Company’s net offering proceeds. The Company may have delays in investing the Company’s net proceeds promptly and on attractive terms. Pending investment, the net proceeds of the Company’s offerings may be invested in permitted temporary investments, which include short-term United States government securities, bank certificates of deposit and other short-term liquid investments. The rate of return on these investments, which affects the amount of cash available to make distributions to stockholders, has fluctuated in recent years and most likely will be less than the return obtainable from the type of investments in the real estate industry the Company seeks to acquire or originate. Therefore, delays the Company encounters in the selection, due diligence and acquisition or origination of investments would likely limit the Company’s ability to pay distributions to the Company’s stockholders and lower their overall returns. In addition, cash and cash equivalents and restricted cash may potentially subject the Company to concentration of risk and at times, balances with any one financial institution may exceed the Federal Deposit Insurance Corporation insurance limits. As of June 30, 2022, the Company had approximately $29.4 million in cash.

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

Pursuant to the Amended Distribution Support Agreement, in certain circumstances where the Company’s cash distributions exceed MFFO, the Company’s sponsor will purchase up to $5.0 million of Class I shares (which includes the shares the Company’s sponsor has purchased in order to satisfy the Minimum Offering Requirement) at the then current offering price per Class I share net of dealer manager fees to provide additional cash to support distributions to the Company’s stockholders. The sale of these shares will result in the dilution of the ownership interests of the Company’s public stockholders. Upon termination or expiration of the Amended Distribution Support Agreement, the Company may not have sufficient cash available to pay distributions at the rate the Company had paid during preceding periods or at all. As of June 30, 2022, CFI has no remaining obligation pursuant to the Amended Distribution Support Agreement. If the Company pays distributions from sources other than the Company’s cash flow from operations, the Company will have less cash available for investments, the Company may have to reduce the Company’s distribution rate, the Company’s net asset value may be negatively impacted and the Company’s stockholders overall return may be reduced. For the six months ended June 30, 2022, 23% of the Company’s cash distributions were paid using proceeds from the Offerings.

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

The Company’s Amended Advisory Agreement provides that any operating expenses which have not been invoiced by the Advisor will not become the Company’s obligations. Without these provisions in the Company’s Amended Advisory Agreement, such operating expenses, if invoiced, would likely be recorded as liabilities of the Company, which, in turn, would likely have a negative effect on the Company’s NAV per share. The Company’s Amended Advisory Agreement provides that the Advisor will not invoice the Company for any reimbursement if the impact of such would result in the incurrence of an obligation in an amount that would result in the Company’s NAV per share for any class of shares to be less than $25.00. the Company may, however, incur and record an obligation to reimburse the Advisor, even if it would result in the Company’s NAV per share for any class of shares for such quarter to be less than $25.00, if the Company’s board of directors determines that the reasons for the decrease of the Company’s NAV per share below $25.00 were unrelated to the Company’s obligation to reimburse the Advisor for operating expenses. The Company’s Amended Advisory Agreement also provides that the Advisor may be reimbursed for previously unbilled operating expenses for prior periods in any subsequent quarter, subject to certain limitations, including the limitation related to the NAV per share of $25.00 referenced above and the 2%/25% Guidelines. The incurrence of previously unbilled operating expenses likely will have a negative effect on the Company’s NAV per share. As of June 30, 2022, the Advisor has incurred $13,943,058 of Unreimbursed Operating Expenses, including $1,214,812 of Unreimbursed Operating Expenses incurred during the three months ended June 30, 2022 that have not been invoiced to the Company.

Item 2. Unregistered Sales of Equity Securities.

Unregistered Sales of Equity Securities

During the six months ended June 30, 2022, the Company did not complete any sales of unregistered securities.

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

The table below summarizes the repurchase activity for the three months ended June 30, 2022:

For the Month Ended	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Redeemed as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Redeemed Under the Plans or Programs(1)
April 30, 2022	15,968	26.27	15,968	227,182
May 31, 2022	17,498	26.29	17,498	237,100
June 30, 2022	15,918	26.39	15,918	249,770
Total	49,384	$26.31	49,384	714,052

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

EXHIBITS INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 (and are numbered in accordance with Item 601 of Regulation S-K).

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
10.1

Purchase and Sale Agreement by and between SE Columbus AM, LLC and CIFM Acquisitions, LLC, dated as of February 15, 2022, as amended on February 25, 2022. (Incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q filed on May 16, 2022)

10.2

Agreement to Purchase Apartments by and between Hilltop Conroe, LP and CFIM Acquisitions, LLC dated March 2, 2022 (incorporated by reference to Exhibit 10.31 to the Company’s Post-Effective Amendment No.2 filed on July 13, 2022)

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

The following materials from Cantor Fitzgerald Income Trust, Inc.’s Quarterly Report on Form 10-Q for the six months ended June 30, 2022 are formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Changes in Equity; (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

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

Dated: August 11, 2022