Form 10-K
period 2022-12-31
Cantor Fitzgerald Income Trust, Inc.
filed 2023-03-30
CIK 1666244

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

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

(Former name, former address, and former fiscal year, if changed since last reporting) Not applicable

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the Registrant: No established market exists for the Registrant’s common stock. As of March 28, 2023, the registrant had 3,936,563 Class AX shares, 1,226,318 Class IX shares, 592,274 Class TX shares, 8,085,524 Class I shares, 642,275 Class D shares, 1,426,744 Class T shares and 6,929 Class S shares of $0.01 par value common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the definitive proxy statement related to the registrant’s 2023 Annual Meeting of Stockholders to be filed hereafter are incorporated by reference into Part III (Items 10, 11, 12, 13 and 14) of this Annual Report on Form 10-K.

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
•
the full extent of the impact and effects of the ongoing outbreak of coronavirus (COVID-19) on the future financial performance of the Company and its tenants;
•
the timing of cash flows, if any, from the Company’s investments;
•
other risks associated with investing in the Company’s targeted investments; and
•
the other risk and uncertainties discussed in "Item 1A.Risk Factors," elsewhere in this Annual Report and in the Company's other filings with the SEC.

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

The Company is a Maryland corporation that has elected and qualified to be taxed as a real estate investment trust (“REIT”) for United States (“U.S.”) federal income tax purposes beginning with the taxable year ending December 31, 2017. The Company is externally managed by the Advisor, a Delaware limited liability company and wholly owned subsidiary of the Company’s sponsor, CFI. The Company is a commercial real estate company formed to invest in and manage a diversified portfolio of income-producing commercial and multifamily properties, as well as other real estate-related assets.

The Company was incorporated in the State of Maryland on February 2, 2016 under the name Rodin Global Access Property Trust, Inc. On September 12, 2016, the Company changed its name to Rodin Global Property Trust, Inc and on July 30, 2020, the Company changed its name to Cantor Fitzgerald Income Trust, Inc.

The Company plans to own substantially all of its assets and conduct its operations through Cantor Fitzgerald Income Trust Operating Partnership, L.P., formally known as Rodin Global Property Operating Partnership, L.P. (the “Operating Partnership”). The Company is the sole general partner and a limited partner of the Operating Partnership and CFI’s wholly owned subsidiary, Cantor Fitzgerald Income Trust OP Holdings, LLC, formerly known as Rodin Global Property Trust OP Holdings, LLC (the “Special Unit Holder”), is the sole special unit holder of the Operating Partnership.

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

As of March 28, 2023, the Company had sold 3,928,383 Class AX shares, 592,274 Class TX shares, 1,226,318 Class IX shares, 1,426,744 Class T shares, 642,275 Class D shares, 6,929 Class S shares, and 8,085,524 Class I shares of common stock in the Primary Offering and the primary portion of the Follow-On Offering, as well as 342,678 Class AX shares, 118,948 Class TX shares, 93,584 Class IX shares, 16,238 Class T shares, 11,790 Class D shares, 57 Class S shares, and 118,828 Class I shares in the DRP for aggregate net proceeds of $397,763,122 in the Initial Offering and the Follow-On Offering (collectively, the “Offerings”).

Upon commencement of the Follow-On Offering, on August 10, 2020, the Company began operating as a non-exchange traded perpetual-life REIT instead of operating as a REIT of finite duration. In connection with the determination to operate as a perpetual-life REIT, the Company’s board of directors has determined to update the Company’s investment strategy. Currently, the Company intends to invest in a diversified portfolio of income-producing commercial and multifamily real estate and debt secured by commercial real estate located primarily in the United States. The Company will seek to invest: (a) at least 80% of its assets in properties and real estate-related debt; and (b) up to 20% of its assets in real estate-related securities.

Prior to the commencement of the Follow-On Offering, the Company determined its net asset value as of the end of each quarter. Net Asset Value (“NAV”), as defined, is calculated consistent with the procedures set forth in the Company’s prospectus and excludes any organization and offering expenses paid by the Advisor on the Company’s behalf (other than selling commissions, dealer manager fees and distribution fees) (“O&O Costs”), with such costs to be reflected in the Company’s NAV to the extent the Company reimburses the Advisor for these costs. Upon commencement of the Follow-On Offering, the Company started determining its NAV on a monthly basis, beginning with determination of NAV as of July 31, 2020. As of December 31, 2022, the Company’s NAV was $26.82 per Class AX share, Class IX share, Class I share, and Class D share, and $26.80 per Class TX, Class T share and Class S share. Effective February 1, 2023, the new offering price was $28.23 per Class AX share, Class IX and Class I share, $27.35 per Class TX share, $27.77 per Class T share and Class S share, and $26.82 per Class D share. For further discussion of the Company’s NAV calculation, please see “—Net Asset Value”.

As of December 31, 2022, the Company owned the following investments:

•
A retail property located in Grand Rapids, Michigan (the “GR Property”).

•
An office property located in Fort Mill, South Carolina (the “FM Property”).

•
An office property located in Columbus, Ohio (the “CO Property”).

•
A flex industrial property located in Lewisville, TX (the “Lewisville Property”).

•
A controlling interest in a Delaware Statutory Trust, CF Net Lease Portfolio IV DST (the "DST"), which owns seven properties (individually, a "DST Property" and collectively the "DST Properties")

•
CF Albertsons Lancaster, LLC (the “Pennsylvania SPE”), which made a preferred equity investment (the “Lancaster PE”) through a joint venture agreement to purchase a cold storage and warehouse distribution facility located in Denver, Pennsylvania (the “PA Property”).

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

•
A controlling interest of (97%) in a multifamily property located in Carrolton, Texas (the "Keller Property") through a joint venture (the "Keller JV") with an unrelated third party.

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

•
An office property located in Cupertino, CA (the “De Anza Property”).

•
A controlling interest of (10%) in a Delaware Statutory Trust, (the “Kacey DST”), which owns a multifamily residential property located in Kingwood, TX (the “Kacey Property”).

•
A controlling interest of (10%) in a Delaware Statutory Trust, (the “Industry DST”), which owns a multifamily residential property located in Columbus, OH (the “Industry Property”).
•
An industrial dry/cold storage facility located in Columbus, OH (the "Fisher Road Property").
•
A controlling interest (96.46%) in a multifamily property located in Conroe, TX (the "Longmire Property") through a joint venture (the "Longmire JV") with an unrelated third party.
•
A controlling interest (10%) in a Delaware Statutory Trust, (the "ON3 DST"), which owns an office located in Nutley, NJ (the "ON3 Property").
•
A controlling interest (10%) in a Delaware Statutory Trust, CF West End Multifamily DST (the "West End DST"), which owns a multifamily residential property located in Lenexa, KS (the "West End Property").
•
A controlling interest (10%) in a Delaware Statutory Trust, CF Palms Multifamily DST (the "Palms DST"), which owns a multifamily residential property located in Houston, TX (the "Palms Property").
•
An acre of land located in Greenfield, IN (the "Mount Comfort Land").

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

The Advisor is an indirect subsidiary of Cantor Fitzgerald, L.P. (“Cantor”) and is organized to provide asset management and other services to us. Cantor controls BGC Partners, Inc. (“BGC”), Newmark Group, Inc. (“Newmark”) and a number of other financial services businesses, including the Company’s dealer manager, Cantor Fitzgerald & Co. (the “Dealer Manager”) (collectively, the “Cantor Companies”).

The Company relies on the investment professionals of the Advisor and certain of its affiliates to identify suitable investment opportunities for the Company. The Company’s investment strategy may overlap with some of the strategies of other Cantor Companies. Newmark does not currently acquire properties or interests in real estate properties, however, through its Berkeley Point business, it originates multifamily loans distributed through the GSE programs of Fannie Mae and Freddie Mac, as well as through HUD programs. In addition, in the course of Newmark’s business, it may generate fees from the referral of loan opportunities to third parties. The persons comprising Newmark’s day to day management are different than the Company’s investment professionals. However, Newmark is an affiliate and under common control with CFI. Newmark nor any other Cantor Company is restricted from competing with the Company’s business, whether by originating or acquiring loans that might be suitable for origination or acquisition by us, or by referring investment opportunities to third parties in exchange for fees. In addition, Newmark is not required to refer such opportunities to the Company. Investment opportunities sourced by the investment professionals of Newmark or any other Cantor Company not controlled by CFI, to the extent not pursued by such company, will be allocated by such company in its sole discretion. The investment professionals responsible for sourcing investments for CFI are generally different than the investment professionals responsible for sourcing investments for other Cantor Companies and to the extent there is overlap, such investment professionals will first present suitable opportunities to CFI.

The Company's Website

The Company's corporate website address is www.cfincometrust.com. The information contained on, or accessible through the Company's corporate website or any other website that the Company may maintain is not incorporated by reference into this Annual Report.

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

The Company intends to invest in a diversified portfolio of income-producing commercial and multifamily real estate, debt secured by commercial real estate and other real estate-related assets. Each of these investments will be subject to the risks typically associated with real estate. The value of real estate may be adversely affected by a number of risks, including:

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

The Company faces possible risks associated with climate change.

The Company may become subject to laws or regulations related to climate change, which could cause its business, results of operations and financial condition to be impacted adversely. The federal government has enacted, and some of the states and localities in which the Company operates may enact, certain climate change laws and regulations or have begun regulating carbon footprints and greenhouse gas emissions. Although these laws and regulations have not had any known material adverse effects on its business to date, they could result in substantial costs, including compliance costs, increased energy costs, retrofit costs and construction costs, including monitoring and reporting costs, and capital expenditures for environmental control facilities and other new equipment. The Company has implemented strategies to support its continued effort to reduce energy and water consumption, greenhouse gas emissions and waste production across its portfolio. The Company cannot predict how future laws and regulations, or future interpretations of current laws and regulations, related to climate change will affect its business, results of operations and financial condition. Additionally, the potential physical impacts of climate change on its operations are highly uncertain, and would be particular to the geographic circumstances in areas in which The Company operates. These may include changes to global weather patterns, which could include local changes in rainfall and storm patterns and intensities, water shortages, changing sea levels and changing temperature averages or extremes. These impacts may adversely affect its properties, its business, financial condition and results of operations.

Additionally, there has been increasing public focus by investors, environmental activists, the media and governmental and nongovernmental organizations on a variety of environmental, social and other sustainability matters. The Company may make commitments relating to sustainability matters that affect us, including the design and implementation of specific risk mitigation strategic initiatives relating to sustainability. If The Company is not effective in addressing environmental, social and other sustainability matters affecting its business, or setting and meeting relevant sustainability goals, its reputation may suffer.

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

The Company’s business and operations are dependent on the commercial real estate industry generally, which in turn is dependent upon broad economic conditions in the United States and abroad. A worsening of economic conditions would likely have a negative impact on the commercial real estate industry generally and on the Company’s business and operations specifically. Additionally, disruptions in the global economy, whether as a result of recent economic conditions in China and the Euro-zone, including relating to Brexit, ongoing epidemics of infectious disease (including coronavirus), tariff and trade policies, regional conflict (including the recent outbreak of hostilities between Russia and Ukraine) or otherwise, may also have a negative impact on the commercial real estate market domestically. Adverse conditions in the commercial real estate industry could harm the Company’s business and financial condition by, among other factors, reducing the value of the Company’s existing assets, limiting the Company’s access to debt and equity capital, harming the Company’s ability to originate new commercial real estate debt and otherwise negatively impacting the Company’s operations.

The real estate industry generally and the success of its investment activities in particular will both be affected by global and national economic and market conditions generally and by the local economic conditions where its properties are located. These factors may affect the level and volatility of real estate prices, which could impair its profitability or result in losses. In addition, general fluctuations in the market prices of securities and interest rates may affect its investment opportunities and the value of its investments. The Company’s financial condition may be adversely affected by a significant economic downturn and it may be subject to legal, regulatory, reputational and other unforeseen risks that could have a material adverse effect on its businesses and operations (including the Advisor).

A depression, recession or slowdown in the U.S. real estate market or one or more regional real estate markets, and to a lesser extent, the global economy (or any particular segment thereof) would have a pronounced impact on us, the value of its assets and its profitability, impede the ability of its assets to perform under or refinance their existing obligations, and impair its ability to effectively deploy its capital or realize upon investments on favorable terms. The Company would also be affected by any overall weakening of, or disruptions in, the financial markets. Any of the foregoing events could result in substantial losses to its business, which losses will likely be exacerbated by the presence of leverage in its capital structure or its investments’ capital structures.

Market disruptions in a single country could cause a worsening of conditions on a regional and even global level, and economic problems in a single country are increasingly affecting other markets and economies. A continuation of this trend could result in problems in one country adversely affecting regional and even global economic conditions and markets. For example, concerns about the fiscal stability and growth prospects of certain European countries in the last economic downturn had a negative impact on most economies of the Eurozone and global markets and the current ongoing conflict between Russia and Ukraine could have a negative impact on those countries and others in the region. The occurrence of similar crises in the future could cause increased volatility in the economies and financial markets of countries throughout a region, or even globally.

Additionally, political leaders in certain European nations have recently been elected on protectionist platforms, fueling doubts about the future of global free trade. The U.S. government has imposed tariffs on certain foreign goods, including steel and aluminum and has indicated a willingness to impose tariffs on imports of other products. Some foreign governments, including China, have instituted retaliatory tariffs on certain U.S. goods and have indicated a willingness to impose additional tariffs on U.S. products. Global trade disruption, significant introductions of trade barriers and bilateral trade frictions, together with any future downturns in the global economy resulting therefrom, could adversely affect its performance.

Properties that have vacancies for a significant period of time could be difficult to sell, which could diminish the return on the Company’s stockholders’ investment.

A property may incur vacancies either by the continued default of tenants under their leases or the expiration of tenant leases. If vacancies continue for a long period of time, the Company may suffer reduced revenues resulting in less cash to be distributed to stockholders. In addition, because properties’ market values depend principally upon the value of the properties’ leases, the resale value of properties with prolonged vacancies could suffer, which could further reduce the Company’s stockholders’ return. The lease on SF Property expired on December 31, 2021 and the tenant did not renew the lease, as such as of March 30, 2023, the SF Property is vacant.

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

Unfavorable market, economic and real estate conditions may have a material adverse effect on the Company’s results of operations, financial condition and ability to pay distributions to the Company’s shareholders.

The Company’s business may be adversely affected by market, economic and real estate conditions in the U.S. and global economies and/or the local economies in the markets in which the Company’s properties are located. Unfavorable market, economic and real estate conditions may be due to, among other things, rising or sustained high interest rates and high inflation, labor market challenges, supply chain disruptions, volatility in the public equity and debt markets, pandemics (such as the COVID-19 pandemic), geopolitical instability (such as the war in Ukraine), and other conditions beyond the Company’s control. Because economic conditions in the United States may affect the demand for healthcare related space and senior living communities, real estate values, occupancy levels and property income, current and future economic conditions in the United States, including slower growth or a recession and capital market volatility or disruptions, could have a material adverse impact on the Company’s earnings and financial condition. Economic conditions may be affected by numerous factors, including, but not limited to, the pace of economic growth and/or recessionary concerns, inflation, increases in the levels of unemployment, energy prices, uncertainty about government fiscal and tax policy, geopolitical events, the regulatory environment, the availability of credit and interest rates. Current conditions, or similar conditions existing in the future, may have a material adverse effect on the Company’s results of operations, financial condition and ability to pay distributions to the Company’s shareholders.

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

The Company cannot assure the Company’s stockholders that leases will be renewed or that properties will be re-leased at rental rates equal to or above existing rental rates or that substantial rent abatements, tenant improvements, early termination rights or tenant-favorable renewal options will not be offered to attract new tenants or retain existing tenants. If the rental rates at properties decrease, existing tenants do not renew their leases or do not re-lease a significant portion of available space and space for which leases will expire, the Company’s financial condition, results of operations, cash flow, cash flow available to pay debt service and the Company’s ability to make distributions to the Company’s stockholders and to satisfy the Company’s principal and interest obligations would be adversely affected. Moreover, the resale value of properties could be diminished because the market value of properties depends upon the value of the leases associated with the properties. As of March 30, 2023, the Company has one vacant space from the expiration of the SF Property lease on December 31, 2021.

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

Changing circumstances and market conditions, some of which may be beyond the Company's control, could impair our ability to access our existing cash and cash equivalents and investments

Changing circumstances and market conditions, some of which may be beyond the Company's control, could impair its ability to access its existing cash and cash equivalents and investments. For example, on March 10, 2023, Silicon Valley Bank("SVB") was placed into receivership with the Federal Deposit Insurance Corporation ("FDIC"), which resulted in all funds held at SVB being temporarily inaccessible by SVB’s customers. Although the Company does not have any funds at SVB, if other banks and financial institutions with whom the Company has banking relationships enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, the Company may be unable to access, and the Company may lose, some or all of its existing cash and cash equivalents to the extent those funds are not insured or otherwise protected by the FDIC. In addition, in such circumstances the Company might not be able to timely pay key vendors and others. The Company regularly maintain cash balances that are not insured or are in excess of the FDIC’s insurance limit. Any delay in the Company's ability to access its cash and cash equivalents (or the loss of some or all of such funds) may have a material adverse effect on the Company's operations.

High levels of unemployment could adversely affect the occupancy and rental rates of any multifamily residential properties the Company acquire, with high quality multifamily communities suffering even more severely.

Increased levels of unemployment in multifamily markets could significantly decrease occupancy and rental rates. In times of increasing unemployment, multifamily occupancy and rental rates have historically been adversely affected by:

•
rental residents deciding to share rental units and therefore rent fewer units;
•
potential residents moving back into family homes or delaying leaving family homes;

•
a reduced demand for higher-rent units, such as those of high quality multifamily communities;

•
a decline in household formation;

•
persons enrolled in college delaying leaving college or choosing to proceed to or return to graduate school in the absence of available employment;

•
the inability or unwillingness of residents to pay rent increases; and

•
increased collection losses.

These factors generally have contributed to lower rental rates. If these factors worsen, the Company’s results of operations, financial condition and ability to make distributions to you may be adversely affected.

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

As of December 31, 2022, 28.8% of the Company’s investments were concentrated in Texas, 28.1% in Ohio, 15.8% in California, 7.1% in South Carolina, 6.0% in Maryland, 4.1% in Arizona, 2.5% in New Jersey, 2.3% in Illinois, 2.1% in Pennsylvania, 1.7% in Michigan, 1.3% in Kansas and 0.2% in Indiana. In addition, the Company’s portfolio of real estate assets had the following industry concentration: 34.5% multifamily, 33.5% single tenant office, 28.6% single tenant industrial, 1.7% single tenant life sciences and 1.7% single tenant necessity retail.

The Company has no established investment criteria limiting the size of each investment the Company makes. If the Company has an investment that represents a material percentage of the Company’s assets and that investment experiences a loss, the value of the Company’s stockholders’ investment in the Company could be significantly diminished.

The Company is not limited in the size of any single investment the Company may make and certain of the Company’s investments may represent a significant percentage of the Company’s assets. The Company may be unable to raise significant capital and invest in a diverse portfolio of assets which would increase the Company’s asset concentration risk. Any such investment may carry the risk associated with a significant asset concentration. Should any investment representing a material percentage of the Company’s assets, experience a loss on all or a portion of the investment, the Company could experience a material adverse effect, which would result in the value of the Company’s stockholders’ investment in the Company being diminished. As of December 31, 2022, the Company has made twenty two investments, three of which, represent more than 10% of the NAV.

Industry concentration of the Company’s tenants or the Company’s investments may make us particularly susceptible to adverse economic developments in these industries.

In the event the Company has a concentration of tenants the in a particular industry, the Company’s operating results and ability to make distributions may be adversely affected by adverse developments in those industries and the Company will be subject to a greater risk to the extent that the Company’s tenants are not diversified by industry. As of December 31, 2022, Eisai Corporation of North America is the only tenant occupying more than ten percent of the real property the Company owns interest in. Eisai Corporation of North America is the United States based, wholly owned subsidiary of AA- rated (R&I) Eisai Co. Ltd., a Japanese pharmaceutical company, publicly traded on the Tokyo Stock Exchange.

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
•
that such co-venturer or partner may at any time have economic or business interests or goals that are or that become inconsistent with the Company’s business interests or goals; or
•
that such co-venturer or partner may be in a position to take action contrary to the Company’s instructions or requests or contrary to the Company’s policies or objectives (including actions or investments that are incompatible with the Company's qualification as a REIT or other tax objectives).

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

Short-term multifamily community leases associated with any multifamily residential properties the Company acquires may expose us to the effects of declining market rent and could adversely impact the Company’s ability to make cash distributions to you.

The Company expects that substantially all of the Company’s multifamily community leases will be on a short-term basis. Because these leases generally permit the residents to leave at the end of the lease term without penalty, the Company’s rental revenues may be impacted by declines in market rents more quickly than if the Company’s leases were for longer terms.

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

The Company’s primary interest rate exposures will relate to the yield on the Company’s investments and the financing cost of the Company’s debt, as well as the Company’s interest rate swaps that the Company utilizes for hedging purposes. In the later part of third quarter of 2022, market interest rates rose markedly and rapidly primarily as a result of the Federal Reserve's actions to curb rapidly rising inflation, which has led to a significant slowdown in real estate transactions and less capital available in the marketplace to finance real estate projects. Changes in interest rates will affect the Company’s net interest income, which is the difference between the interest income the Company earns on the Company’s interest-earning investments and the interest expense the Company incurs in financing these investments. Interest rate fluctuations resulting in the Company’s interest expense exceeding interest income would result in operating losses for the Company. Changes in the level of interest rates also may affect the Company’s ability to invest in investments, the value of the Company’s investments and the Company’s ability to realize gains from the disposition of investments. Changes in interest rates may also affect borrower default rates.

To the extent that the Company’s financing costs will be determined by reference to floating rates, such as LIBOR or a Treasury index, plus a margin, the amount of such costs will depend on a variety of factors, including, without limitation, (a) for collateralized debt, the value and liquidity of the collateral, and for non-collateralized debt, the Company’s credit, (b) the level and movement of interest rates, and (c) general market conditions and liquidity. In a period of rising interest rates, the Company’s interest expense on floating rate debt would increase, while any additional interest income the Company earns on the Company’s floating rate investments may not compensate for such increase in interest expense. At the same time, the interest income the Company earns on the Company’s fixed-rate investments would not change, the duration and weighted average life of the Company’s fixed-rate investments would increase and the market value of the Company’s fixed-rate investments would decrease. Similarly, in a period of declining interest rates, the Company’s interest income on floating-rate investments would decrease, while any decrease in the interest the Company is charged on the Company’s floating-rate debt may not compensate for such decrease in interest income and interest the Company is charged on the Company’s fixed-rate debt would not change. Any such scenario could materially and adversely affect the Company. As of December 31, 2022, the Company is primarily exposed to rising interest rates through the floating rates on two loans and a revolving credit facility. The Company has mitigated this risk using hedging instruments on the two loans and by paying down the revolving credit facility.

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

LIBOR and other indices which are deemed “benchmarks” are the subject of recent national, international, and other regulatory guidance and proposals for reform. Some of these reforms are already effective while others are still to be implemented. These reforms may cause such benchmarks to perform differently than in the past, or have other consequences which cannot be predicted. It currently appears that, over time, U.S. Dollar LIBOR may be replaced by the Secured Overnight Financing Rate (“SOFR”) published by the Federal Reserve Bank of New York. However, the manner of this shift is currently unknown. Market participants are still considering how various types of financial instruments and securitization vehicles should react to a discontinuation of LIBOR. It is possible that not all of the Company's assets and liabilities will transition away from LIBOR at the same time, and it is possible that not all of the Company's assets and liabilities will transition to the same alternative reference rate, in each case increasing the difficulty of hedging. For example, switching existing financial instruments and hedging transactions from LIBOR to SOFR requires calculations of a spread. Industry organizations are attempting to structure the spread calculation in a manner that minimizes the possibility of value transfer between counterparties, borrowers, and lenders by virtue of the transition, but there is no assurance that the calculated spread will be fair and accurate or that all asset types and all types of securitization vehicles will use the same spread. The Company and other market participants have less experience understanding and modeling SOFR-based assets and liabilities than LIBOR-based assets and liabilities, increasing the difficulty of investing, hedging, and risk management. The process of transition involves operational risks. The ICE Benchmark Association, or IBA, announced that one-week and two-week month USD LIBOR maturities and non-USA LIBOR maturities will cease publication. While all remaining USD LIBOR maturities will cease immediately after June 30, 2023. At this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or any other reforms to LIBOR that may be implemented. Uncertainty as to the nature of such potential changes, alternative reference rates or other reforms may adversely affect the market for or value of any securities on which the interest or dividend is determined by reference to LIBOR, loans, derivatives and other financial obligations or on the Company's overall financial condition or results of operations. More generally, any of the above changes or any other consequential changes to LIBOR or any other “benchmark” as a result of international, national or other proposals for reform or other initiatives, or any further uncertainty in relation to the timing and manner of implementation of such changes, could have a material adverse effect on the value of and return on any securities based on or linked to a “benchmark.”

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

The Company will not control the management, investment decisions or operations of the companies in which the Company may invest. Management of those enterprises may decide to change the nature of their assets, or management may otherwise change in a manner that is not satisfactory to the Company (including actions or investments that are incompatible with the Company's qualification as a REIT or other tax objectives). The Company will have no ability to affect these management decisions and the Company may have only limited ability to dispose of the Company’s investments.

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

The Company will continue to incur debt to finance the Company’s operations. The leverage the Company employs will vary depending on the Company’s ability to obtain credit facilities, the loan-to-value and debt service coverage ratios of the Company’s assets, the yield on the Company’s assets, the targeted leveraged return the Company expects from the Company’s investment portfolio and the Company’s ability to meet ongoing covenants related to the Company’s asset mix and financial performance. The Company’s return on the Company’s investments and cash available for distribution to the Company’s stockholders may be reduced to the extent that changes in market conditions cause the cost of the Company’s financing to increase relative to the income that the Company can derive from the assets the Company acquires.

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

Changes in laws or regulations governing the Company's operations, changes in the interpretation thereof or newly enacted laws or regulations and any failure by the Company to comply with these laws or regulations, could require changes to certain of the Company's business practices, negatively impact the Company's operations, cash flow or financial condition, impose additional costs on the Company, subject the Company to increased competition or otherwise adversely affect the Company's business.

The laws and regulations governing the Company's operations, as well as their interpretation, may change from time to time, and new laws and regulations may be enacted. Accordingly, any change in these laws or regulations, changes in their interpretation, or newly enacted laws or regulations and any failure by the Company to comply with these laws or regulations, could require changes to certain of the Company's business practices, negatively impact the Company's operations, cash flow or financial condition, impose additional costs on the Company or otherwise adversely affect the Company's business. Furthermore, if regulatory capital requirements-whether under the Dodd-Frank Act, Basel III (i.e., the framework for a comprehensive set of capital and liquidity standards for internationally active banking organizations, which was adopted in June 2011 by the Basel Committee on Banking Supervision, an international body comprised of senior representatives of bank supervisory authorities and central banks from 27 countries, including the United States) or other regulatory action-are imposed on private lenders that provide the Company with funds, or were to be imposed on the Company, they or the Company may be required to limit, or increase the cost of, financing they provide to the Company or that the Company provide to others. Among other things, this could potentially increase the Company's financing costs, reduce the Company's ability to originate or acquire loans and reduce the Company's liquidity or require the Company to sell assets at an inopportune time or price.

Various laws and regulations currently exist that restrict the investment activities of banks and certain other financial institutions but do not apply to the Company, which the Company believes creates opportunities for the Company to participate in certain investments that are not available to these more regulated institutions. However, in 2018, President Trump signed into law a bill easing the regulation and oversight of certain banks under the Dodd-Frank Act. Efforts by the current administration could have further impacts on the Company's industry if previously enacted laws are amended or if new legislative or regulatory reforms are adopted. In addition, the change in administration has led and will lead to leadership changes at a number of U.S. federal regulatory agencies with oversight over the U.S. financial services industry. This poses uncertainty with respect to such agencies’ policy priorities and may lead to increased regulatory enforcement activity in the financial services industry. Although there is a substantial lack of clarity regarding the likelihood, timing and details of potential changes or reforms by the new administration and U.S. Congress, such changes or reforms may impose additional costs on the Company's current or future investments, require the attention of senior management or result in other limitations on the Company's business or investments. We are unable to predict at this time the effect of any such reforms.

Over the last several years, there also has been an increase in regulatory attention to the extension of credit outside of the traditional banking sector, raising the possibility that some portion of the non-bank financial sector will be subject to new regulation. While it cannot be known at this time whether any regulation will be implemented or what form it will take, increased regulation of non-bank credit extension could negatively impact the Company's operations, cash flows or financial condition, impose additional costs on the Company, intensify the regulatory supervision of the Company or otherwise adversely affect the Company's business.

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

If there is a shortfall between the revenues from the Company’s real estate investments and the cash flow needed to service the Company’s borrowings, then the amount available for distributions to stockholders may be reduced. In addition, incurring mortgage debt increases the risk of loss since defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. In that case, the Company could lose the investment securing the Company’s borrowings that is in default, thus reducing the value of the Company’s stockholders’ investment. The Company may give full or partial guarantees to lenders of the Company’s borrowings to the entities that own the Company’s investments. When the Company provides a guaranty on behalf of an entity that owns one of the Company’s investments, the Company will be responsible to the lender for satisfaction of the debt if it is not paid by such entity. If any mortgages contain cross-collateralization or cross-default provisions, a default on a single investment could affect multiple investments. If any of the Company’s investments are foreclosed upon due to a default, the Company’s ability to pay cash distributions to the Company’s stockholders will be adversely affected which could result in the Company’s losing the Company’s REIT status and would result in a decrease in the value of the Company’s stockholders’ investment. As of December 31, 2022, the Company’s debt to tangible assets ratio was 47.5%.

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

Economic events that may cause the Company’s stockholders to request that the Company repurchases their shares may materially adversely affect the Company’s cash flow and the Company’s results of operations and financial condition.

Economic events affecting the U.S. economy, such as the general negative performance of the real estate sector or market volatility could cause the Company’s stockholders to seek to sell their shares to us pursuant to the Company’s share repurchase plan at a time when such events are adversely affecting the performance of the Company’s assets. Even if the Company decides to satisfy all resulting repurchase requests, the Company’s cash flow could be materially adversely affected. In addition, if the Company determines to sell assets to satisfy repurchase requests, the Company may not be able to realize the return on such assets that the Company may have been able to achieve had the Company sold at a more favorable time, and the Company’s results of operations and financial condition, including, without limitation, breadth of the Company’s portfolio by property type and location, could be materially adversely affected.

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
•
borrowings to acquire investments and to originate loans, which borrowings will increase the asset management fees payable to the Advisor; and
•
whether and when the Company seeks to sell the Company or its assets, which sale could entitle CFI to reimbursement of the selling commissions and all of the dealer manager fees ("Sponsor Support") and an affiliate of the Advisor to a disposition fee and/or have their special units redeemed.

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

The Company’s investment strategy may overlap with some of the strategies of other Cantor Companies. Opportunities to originate or acquire such loans by Newmark may be competitive with some of the Company’s potential investments. Although Newmark does not currently acquire properties or interests in real estate properties, through its Berkeley Point business, it originates multifamily loans distributed through the GSE programs of Fannie Mae and Freddie Mac, as well as through HUD programs. In addition, in the course of Newmark’s business, it may generate fees from the referral of loan opportunities to third parties. Members of Newmark’s day to day management teams are generally different than the Company’s investment professionals. However, both lines of business are under common control with the Company. Newmark and their respective subsidiaries are not restricted from competing with the Company’s business, whether by originating or acquiring loans that might be suitable for origination or acquisition by the Company, or by referring loan opportunities to third parties in exchange for fees. Newmark is not required to refer any such opportunities to the Company. The

Advisor and its affiliates face conflicts of interest relating to performing services on the Company’s behalf and allocating investment opportunities to the Company, and such conflicts may not be resolved in the Company’s favor, meaning the Company could acquire less attractive assets, which could limit the Company’s ability to make distributions and reduce the Company’s stockholders’ overall investment return.

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

If approved by a majority of the Company’s independent directors, the Company may enter into joint venture agreements with other Cantor Companies or affiliated entities for the acquisition, development or improvement of properties or other investments. The Advisor and its affiliates, the advisors to the other Cantor Companies and the investment advisers to institutional investors in real estate and real estate-related assets, have some of the same executive officers, directors and other key real estate professionals, and these persons will face conflicts of interest in determining which program or investor should enter into any particular joint venture agreement. These persons may also face a conflict in structuring the terms of the relationship between the Company’s interests and the interests of the Cantor-affiliated co-venturer and in managing the joint venture. Any joint venture agreement or transaction between the Company and a Cantor-affiliated co-venturer will not have the benefit of arm’s-length negotiation of the type normally conducted between unrelated co-venturers. The Cantor-affiliated co-venturer may have economic or business interests or goals that are or may become inconsistent with the Company’s business interests or goals. As a result, these co-venturers may benefit to the Company’s and the Company’s stockholders’ detriment. As of December 31, 2022, a majority of the Company’s investments have been initially structured as joint ventures with Cantor Companies and their affiliates.

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

The Company’s organizational documents do not restrict the Company from paying distributions from any source and do not restrict the amount of distributions the Company may pay from any source, including proceeds from the Offerings or the proceeds from the issuance of securities in the future, other third party borrowings, advances from the Advisor or CFI or from the Advisor’s deferral or waiver of its fees under the amended and restated advisory agreement, dated and effective as of September 28, 2019 ("Advisory Agreement"). Distributions paid from sources other than current or accumulated earnings and profits, particularly during the period before the Company has substantially invested the net proceeds from the Offerings, may constitute a return of capital for tax purposes. From time to time, particularly during the period before the Company has substantially invested the net proceeds from the Offerings, the Company may generate taxable income greater than the Company’s income for financial reporting purposes, or the Company’s taxable income may be greater than the Company’s cash flow available for distribution to stockholders. In these situations the Company may make distributions in excess of the Company’s cash flow from operations, investment activities and strategic financings to satisfy the REIT distribution requirement. In such an event, the Company would look first to other third party borrowings to fund these distributions. If the Company funds distributions from financings, the net proceeds from the Offerings or sources other than the Company’s cash flow from operations, the Company will have less funds available for investment in income-producing commercial real estate and the Company’s stockholders’ overall return may be reduced. In addition, if the aggregate amount of cash the Company distributes to stockholders in any given year exceeds the amount of the Company’s taxable income generated during the year, the excess amount will either be (1) a return of capital or (2) a gain from the sale or exchange of property to the extent that a stockholder’s basis in the Company’s common stock equals or is reduced to zero as the result of the Company’s current or prior year distributions. Such distributions may effectively dilute or reduce the value of the stockholders remaining interest in the Company’s net asset value.

Pursuant to the Distribution Support Agreement, in certain circumstances where the Company’s cash distributions exceed modified funds from operations ("MFFO"), CFI will purchase up to $5.0 million of shares in the Company’s public offerings (including the $2.0 million of shares purchased to satisfy the Minimum Offering). The sponsor has purchased Class IX shares in the Company’s Initial Offering and has purchased Class I shares in the Follow-On Offering. As of December 31, 2022, CFI has no remaining obligation pursuant to the Distribution Support Agreement. Subsequent to the expiration of the Distribution Support Agreement, the Company may not have sufficient cash available to pay distributions at the rate the Company had paid during preceding periods or at all. If the Company pays distributions from sources other than the Company’s cash flow from operations, the Company will have less cash available for investments, the Company may have to reduce the Company’s distribution rate, the Company’s net asset value may be negatively impacted and the Company’s stockholders overall return may be reduced. As of December 31, 2022, the Company has declared cumulative distributions of $50,800,798, of which 19% were paid using proceeds from the Offerings, including $3,000,000 from the purchase of additional shares by CFI.

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

There is no assurance that distributions will be authorized and paid. The Company cannot assure the Company’s stockholders that the Company will have sufficient cash to pay distributions or that the amount of any such distributions will increase over time. In addition, the distribution fees payable with respect to Class T shares, Class S shares and Class D shares will reduce the amount of funds available for distribution with respect to all Class T shares, Class S shares and Class D shares, as applicable (including Class T shares, Class S shares and Class D shares issued pursuant to the Company's distribution reinvestment plan). Further, because the distribution fees payable with respect to Class T shares and Class S shares are higher than those payable with respect to Class D shares, distributions with respect to Class T shares and Class S shares will be lower than distributions with respect to Class D shares; also, because there are no distribution fees payable with respect to Class I shares, distributions with respect to Class T shares, Class S shares and Class D shares will be lower than distributions with respect to Class I shares. Should the Company fail for any reason to distribute at least 90% of the Company’s REIT taxable income, the Company would not qualify for the favorable tax treatment accorded to REITs absent qualifying remedial action.

If the Company raises substantial Follow-On Offering proceeds in a short period of time, the Company may not be able to invest all of the Company’s Follow-On Offering proceeds promptly, which may cause the Company’s distributions and the Company’s stockholders’ investment returns to be lower than they otherwise would be.

The more shares the Company sells in the Company’s Follow-On Offering, the greater the Company’s challenge will be to invest all of the Company’s net Follow-On Offering proceeds. The large size of the Company’s Follow-On Offering increases the risk of delays in investing the Company’s net proceeds promptly and on attractive terms. Pending investment, the net proceeds of the Company’s Follow-On Offering may be invested in permitted temporary investments, which include short-term United States government securities, bank certificates of deposit and other short-term liquid investments. The rate of return on these investments, which affects the amount of cash available to make distributions to stockholders, has fluctuated in recent years and most likely will be less than the return obtainable from the type of investments in the real estate industry the Company seeks to acquire or originate. Therefore, delays the Company encounters in the selection, due diligence and acquisition or origination of investments would likely limit the Company’s ability to pay distributions to the Company’s stockholders and lower their overall returns. In addition, cash and cash equivalents may potentially subject the Company to concentration of risk and at times, balances with any one financial institution may exceed the Federal Deposit Insurance Corporation insurance limits. As of December 31, 2022, the Company had approximately $27.6 million of unrestricted cash and cash equivalents.

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

The Advisory Agreement provides that any operating expenses which have not been invoiced by the Advisor will not become the Company’s obligations. Without these provisions in the Advisory Agreement, such operating expenses, if invoiced, would likely be recorded as liabilities of ours, which, in turn, would likely have a negative effect on the Company’s NAV per share. The Advisory Agreement provides that the Advisor will not invoice the Company for any reimbursement if the impact of such would result in the incurrence of an obligation in an amount that would result in the Company’s NAV per share for any class of shares to be less than $25.00. The Company may, however, incur and record an obligation to reimburse the Advisor, even if it would result in the Company’s NAV per share for any class of shares for such quarter to be less than $25.00, if the Company’s board of directors determines that the reasons for the decrease of the Company’s NAV per share below $25.00 were unrelated to the Company’s obligation to reimburse the Advisor for operating expenses. The Advisory Agreement also provides that the Advisor may be reimbursed for previously unbilled operating expenses for prior periods in any subsequent quarter, subject to certain limitations, including the limitation related to the NAV per share of $25.00 referenced above and the 2%/25% limitation described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Related Party Transactions – Fees and Expenses – Other Operating Expenses” below. The incurrence of previously unbilled operating expenses likely will have a negative effect on the Company’s NAV per share. As of December 31, 2022, the Advisor has incurred $15,939,058 of Unreimbursed Operating Expenses (as defined below), including $3,210,813 of operating expenses incurred by the Advisor on the Company's behalf which have not been invoiced to the Company and also amounts invoiced to the Company by the Advisor but not yet reimbursed ("Unreimbursed Operating Expenses").

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

The Advisor and the special unit holder may choose to receive the Company’s common shares or operating partnership units in lieu of certain fees or distributions. The holders of all operating partnership units will be entitled to receive cash from operations pro rata with the distributions being paid to the Company and such distributions to the holders of operating partnership units will reduce the cash available for distribution to the Company and to the Company’s stockholders. Repurchases of any of the Company’s shares or operating partnership units that were received by the Advisor in lieu of a cash asset management fee are not subject to the monthly and quarterly volume limitations or the 5% holding discount under the Company’s share repurchase program, and such sales receive priority over other shares being put for repurchase during such period. Repurchases of any of the Company’s shares or operating partnership units that were received by the special unit holder in lieu of a cash distribution with respect to its performance participation allocation are not subject to the 5% holding discount under the Company’s share repurchase program, but, in the case of shares, such repurchases are subject to the monthly and quarterly volume limitations and do not receive priority over other shares being put for repurchase during such period.

The Company’s ability to implement the Company’s investment strategy is dependent, in part, upon the ability of the Company’s Dealer Manager to successfully conduct the Offerings, which makes an investment in the Company more speculative.

The Company has retained Cantor Fitzgerald & Co., an affiliate of CFI and the Advisor, to conduct the Offerings as the Company’s Dealer Manager. The Dealer Manager has not previously acted as a dealer manager for this type of Follow-On Offering or raised proceeds through a similar distribution system. The success of the Offerings, and the Company’s ability to implement the Company’s business strategy, is dependent upon the ability of the Dealer Manager to build and maintain a network of broker-dealers to sell the Company’s shares to their clients. If the Dealer Manager is not successful in establishing, operating and managing this network of broker-dealers, the Company’s ability to raise proceeds through the Offerings will be limited and the Company may not have adequate capital to implement the Company’s investment strategy. In addition, if the Dealer Manager has difficulties selling the Company’s shares of common stock, the amount of proceeds the Company raises in the Offerings may be substantially less than the amount the Company would need to create a diversified portfolio of investments, which could result in less diversification in terms of the type, number and size of investments that the Company makes. If the Company is unsuccessful in implementing the Company’s investment strategy, stockholders could lose all or a part of their investment. As of December 31, 2022, the Company raised $390,232,543 in the Offerings.

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

The Company will provide investors with information using funds from operations ("FFO") and MFFO, which are non-GAAP financial measures that may not be meaningful for comparing the performances of different REITs and that have certain other limitations.

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

FFO and MFFO should be considered in conjunction with reported net income and cash flows from operations computed in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP"), as presented in the financial statements. Neither FFO nor MFFO is equivalent to net income or cash generated from operating activities determined in accordance with U.S. GAAP and should not be considered as an alternative to net income, as an indicator of the Company’s operating performance or as an alternative to cash flow from operating activities as a measure of the Company’s liquidity.

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

Risks Related to The Company’s Follow-On Offering and The Company’s Corporate Structure

The Company’s charter limits the number of shares a person may own, which may discourage a takeover that could otherwise result in a premium price to the Company’s stockholders.

The Company’s charter, with certain exceptions, authorizes the Company’s directors to take such actions as are necessary and desirable to preserve the Company’s qualification as a REIT. To help the Company comply with the REIT ownership requirements of the Internal Revenue Code (the "Code"), the Company’s charter prohibits a person from directly or constructively owning more than 9.8% in value of the Company’s outstanding stock or more than 9.8% in value or number of shares, whichever is more restrictive, of the Company’s outstanding common stock, unless exempted (prospectively or retroactively) by the Company’s board of directors. This restriction may have the effect of delaying, deferring or preventing a change in control of the Company, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of the Company’s assets) that might provide a premium price for holders of the Company’s common stock.

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

The Company elected to be taxed as a REIT for U.S. federal income tax purposes beginning with the taxable year ended on December 31, 2017 and intends to operate in a manner that will allow it to continue to qualify as a REIT. The Company’s qualification as a REIT depends on the Company’s satisfaction of numerous requirements (some on an annual and quarterly basis) established under highly technical and complex provisions of the Code, for which there are only limited judicial or administrative interpretations and involves the determination of various factual matters and circumstances not entirely within the Company’s control. The complexity of these provisions and of the applicable income tax regulations that have been promulgated under the Code is greater in the case of a REIT that holds its assets through a partnership, as the Company does. Moreover, no assurance can be given that legislation, new regulations, administrative interpretations or court decisions will not change the tax laws with respect to qualification as a REIT or the U.S. federal income tax consequences of that qualification.

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
•
the Company’s cash available for distribution would be reduced because the Company would be subject to entity level income taxes and the Company would have less cash to distribute to the Company’s stockholders; and
•
the Company might be required to borrow additional funds or sell some of the Company’s assets in order to pay corporate tax obligations that the Company may incur as a result of the Company’s disqualification.

The Company’s stockholders may have current tax liability on distributions they elect to reinvest in the Company’s common stock.

If the Company’s stockholders participate in the Company’s DRP, they will be deemed to have received, and for income tax purposes will be taxed on, the amount reinvested in shares of the Company’s common stock to the extent the amount reinvested was not a tax-free return of capital. In addition, they may be treated for tax purposes as having received an additional distribution to the extent the shares are purchased at a discount to fair market value, if any. As a result, unless stockholders are tax-exempt, they may have to use funds from other sources to pay their tax liability on the value of the shares of common stock received.

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
•
If the Company engages in activity and generates income through one or more taxable REIT subsidiaries, such subsidiaries will be subject to corporate income tax on their income.

The Company’s investments in debt instruments may cause the Company to recognize taxable income in excess of cash received with respect to the debt instruments.

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

In general, the Company will be required to accrue original issue discount on a debt instrument as taxable income in accordance with applicable federal income tax rules prior to the receipt of no cash payments of interest on such debt instrument.

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

As a result of these factors, there is a significant risk that the Company may recognize substantial taxable income in excess of cash available for distribution. In that event, the Company may need to borrow funds or take other action to satisfy the REIT distribution requirements for the taxable year in which the Company recognizes taxable income in excess of cash received.

REIT distribution requirements could adversely affect the Company’s ability to execute the Company’s business plan.

The Company generally must distribute annually at least 90% of the Company’s REIT taxable income, subject to certain adjustments and excluding any net capital gain, in order to qualify for taxation as a REIT and thus for federal corporate income tax not to apply to earnings that the Company distributes. To the extent that the Company satisfies this distribution requirement, but distribute less than 100% of the Company’s REIT taxable income, the Company will be subject to federal corporate income tax on the Company’s undistributed REIT taxable income. In addition, the Company will be subject to a 4% nondeductible excise tax if the actual amount that the Company pay out to the Company’s stockholders in a calendar year is less than a minimum amount specified under federal tax laws. The Company intends to make distributions to the Company’s stockholders to comply with the REIT requirements of the Internal Revenue Code.

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

If (i) all or a portion of the Company’s assets are subject to the rules relating to taxable mortgage pools, (ii) the Company is a “pension-held REIT,” (iii) a tax-exempt stockholder has incurred debt to purchase or hold the Company’s common stock, or (iv) any residual interest in Real Estate Mortgage Investment Conduits, or REMICs, that the Company buys generate “excess inclusion income,” then in such cases a portion of the distributions to and, in the case of a stockholder described in clause (iii), gains realized on the sale of common stock by such tax-exempt stockholder may be subject to federal income tax as unrelated business taxable income under the Internal Revenue Code.

The “taxable mortgage pool” rules may increase the taxes that the Company or the Company’s stockholders incur and may limit the manner in which the Company conducts securitizations or financing arrangements.

The Company may be deemed to be itself or make investments in entities that own or are themselves deemed to be taxable mortgage pools. As a REIT, provided that the Company owns 100% of the equity interests in a taxable mortgage pool, the Company generally would not be adversely affected by the characterization of the securitization as a taxable mortgage pool. Certain categories of stockholders, however, such as foreign stockholders eligible for treaty or other benefits, stockholders with net operating losses, and certain tax-exempt stockholders that are subject to unrelated business income tax, could be subject to increased taxes on a portion of their dividend income from the Company that is attributable to the taxable mortgage pool. In addition, to the extent that the Company’s stock is owned by tax-exempt “disqualified organizations,” such as certain government-related entities that are not subject to tax on unrelated business income, the Company would incur a corporate-level tax on a portion of the Company’s income from the taxable mortgage pool. In that case, the Company is authorized to reduce and would intend to reduce the amount of the Company’s distributions to any disqualified organization whose stock ownership gave rise to the tax by the amount of such tax paid by the Company that is attributable to such stockholder’s ownership.

Similarly, certain of the Company’s securitizations or other borrowings could be considered to result in the creation of a taxable mortgage pool for federal income tax purposes. The Company intends to structure the Company’s securitization and financing arrangements as to not create a taxable mortgage pool. However, if the Company has borrowings with two or more maturities and (i) those borrowings are secured by mortgages or residential or commercial mortgage-backed securities and (ii) the payments made on the borrowings are considered to bear a relationship to the payments received on the underlying assets, then the borrowings and the pool of mortgages or residential or commercial mortgage-backed securities to which such borrowings relate may be classified as a taxable mortgage pool under the Internal Revenue Code. If any part of the Company’s investments were to be treated as a taxable mortgage pool, then the Company’s REIT status would not be impaired, provided the Company owns 100% of such entity, but a portion of the taxable income the Company recognizes may be characterized as “excess inclusion” income and allocated among the Company’s stockholders to the extent of and generally in proportion to the distributions the Company makes to each stockholder. Any excess inclusion income would:

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

If the Company is deemed to hold less than 100% of the equity interests in a taxable mortgage pool, including any such interests held through the Operating Partnership or through any other entity that is classified as a partnership for federal income tax purposes, the taxable mortgage pool in such case will be treated as a corporation for federal income tax purposes, and its income from U.S. sources will be subject to corporate income tax. In addition, such characterization of the taxable mortgage pool would change the nature of the Company’s assets and income, and might adversely affect its ability to qualify for taxation as a REIT.

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

To qualify as a REIT, the Company must ensure that at the end of each calendar quarter, at least 75% of the value of the Company’s assets consists of cash, cash items, government securities and qualified REIT real estate assets, including certain mortgage loans and residential and commercial mortgage-backed securities. The remainder of the Company’s investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of the Company’s assets (other than government securities and qualified real estate assets) may consist of the securities of any one issuer, no more than 20% of the value of the Company’s total assets may be represented by securities of one or more taxable REIT subsidiaries, and no more than 25% of the Company’s assets may consist of publicly offered REIT debt instruments that do not otherwise qualify under the 75% asset test. If the Company fails to comply with these requirements at the end of any calendar quarter, the Company must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing the Company’s REIT qualification and suffering adverse tax consequences. As a result, the Company may be required to liquidate from the Company’s portfolio otherwise attractive investments. These actions could have the effect of reducing the Company’s income and amounts available for distribution to the Company’s stockholders.

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

Characterization of any repurchase agreements that the Company enters into to finance the Company’s investments as sales for tax purposes rather than as secured lending transactions could adversely affect the Company’s ability to qualify as a REIT.

The Company may enter into repurchase agreements with a variety of counterparties to achieve the Company’s desired amount of leverage for the assets in which the Company invests. When the Company enters into a repurchase agreement, the Company generally sell assets to the Company’s counterparty to the agreement and receives cash from the counterparty. The counterparty is obligated to resell the assets back to the Company at the end of the term of the transaction. The Company believes that for federal income tax purposes the Company will be treated as the owner of the assets that are the subject of repurchase agreements and that the repurchase agreements will be treated as secured lending transactions notwithstanding that such agreement may transfer record ownership of the assets to the counterparty during the term of the agreement. It is possible, however, that the Internal Revenue Service could successfully assert that the Company did not own these assets during the term of the repurchase agreements, in which case the Company could fail to qualify as a REIT if tax ownership of these assets was necessary for the Company to meet certain income and/or asset tests, or could be subject to tax, including a penalty tax applicable to sales of assets that are considered to be inventory or dealer property.

Complying with REIT requirements may limit the Company’s ability to hedge effectively.

The REIT provisions of the Internal Revenue Code may limit the Company’s ability to hedge the Company’s assets and operations. Under these provisions, any income that the Company generates from transactions intended to hedge the Company’s interest rate, inflation and/or currency risks will be excluded from gross income for purposes of the REIT 75% and 95% gross income tests if the instrument hedges (i) interest rate risk on liabilities incurred to carry or acquire real estate assets or (ii) risk of currency fluctuations with respect to any item of income or gain that would be qualifying income under the REIT 75% or 95% gross income tests, and such instrument is properly identified under applicable Treasury Regulations. Income from hedging transactions that do not meet these requirements will generally constitute nonqualifying income for purposes of both the REIT 75% and 95% gross income tests. In addition, the value of the Company's positions in hedging contracts may be treated as nonqualifying assets for purposes of the quarterly gross asset tests applicable to REITs. As a result of these rules, the Company may have to limit the Company’s use of hedging techniques that might otherwise be advantageous, which could result in greater risks associated with interest rate or other changes than the Company would otherwise incur.

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

A REIT may own up to 100% of the stock of one or more taxable REIT subsidiaries. A taxable REIT subsidiary may earn income that would not be qualifying income if earned directly by the parent REIT. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a taxable REIT subsidiary. A corporation of which a taxable REIT subsidiary directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a taxable REIT subsidiary. Overall, no more than 20% of the value of a REIT’s assets may consist of stock or securities of one or more taxable REIT subsidiaries. A domestic taxable REIT subsidiary will pay federal, state and local income tax at regular corporate rates on any income that it earns. In addition, the taxable REIT subsidiary rules limit the deductibility of interest paid or accrued by a taxable REIT subsidiary to its parent REIT to assure that the taxable REIT subsidiary is subject to an appropriate level of corporate taxation. The rules also impose a 100% excise tax on certain transactions between a taxable REIT subsidiary and its parent REIT that are not conducted on an arm’s-length basis. The Company cannot assure you that it will be able to comply with the 20% value limitation on ownership of taxable REIT subsidiary stock and securities on an ongoing basis so as to maintain REIT status or to avoid application of the 100% excise tax imposed on certain non-arm’s length transactions.

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

Legislation enacted in 2003 and modified in 2005, 2010 and 2013 generally reduces the maximum tax rate for dividends payable to certain shareholders who are domestic individuals, trusts and estates to 20%. Dividends payable by REITs, however, are generally not eligible for the reduced rates. Although this legislation does not adversely affect the taxation of REITs or dividends paid by REITs, the more favorable rates applicable to regular corporate dividends could cause certain investors to perceive investments in REITs to be relatively less attractive than investments in stock of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including the Company’s common stock. Notwithstanding the foregoing, however, effective January 1, 2018 and continuing through 2025, ordinary income dividends of a REIT (excluding distributions traceable to the dividends paid by a TRS of such REIT) are generally eligible for a 20% deduction from the taxable income of non-corporate stockholders who include such dividends in their net taxable income.

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

Item 3. Legal Proceedings.

From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business. As of December 31, 2022, the Company was not involved in any material legal proceedings.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

As of March 28, 2023, the Company had approximately 15,916,627 shares of common stock outstanding, held by a total of 5,501 stockholders of record. There is no established trading market for the Company’s common stock. Therefore, there is a risk that a stockholder may not be able to sell the Company’s stock at a time or price acceptable to the stockholder, or at all. Unless and until the Company’s shares are listed on a national securities exchange, the Company does not expect that a public market for the shares will develop.

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

Prior to the commencement of the Follow-On Offering, the Company determined its NAV as of the end of each quarter. Upon commencement of the Follow-On Offering, the Company started determining its NAV on a monthly basis, beginning with determination of NAV as of July 31, 2020. As of December 31, 2022, the Company’s NAV was $26.82 per Class AX share, Class IX share, Class I share, and Class D share, $26.80 per Class TX share, Class T share and Class S share. The Company is offering shares related to the Follow-On Offering (the “Follow-On Offering Shares”) at the “transaction price,” plus applicable upfront selling commissions and dealer manager fees. The “transaction price” generally will be equal to the most recently determined NAV per share as of the end of the prior month. However, the Company may offer shares at a price that we believe reflects the NAV per share of such stock more appropriately than the prior month’s NAV per share, including by updating a previously disclosed transaction price, in cases where the Company believes there has been a material change (positive or negative) to the Company’s NAV per share since the end of the prior month. Subsequent to December 31, 2022, the Company has determined NAVs per share as of January 31, 2023 and February 28, 2023. As of January 31, 2023, the Company reported NAV of $26.36 per Class AX share, Class IX share, Class I share, $26.35 per Class D share, $26.34 per Class TX share, Class T share and Class S share. As of February 28, 2023, the Company reported NAV of $26.45 per Class AX share, Class IX share, and Class I share, $26.43 per Class TX share, Class T share and Class S share, and $26.44 per Class D share. These NAVs per share as of January 31, 2023 and February 28, 2023 were determined in accordance with the Company’s valuation policy and procedures set forth in the Company’s prospectus for the Follow-On Offering. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Net Asset Value” for additional information regarding the Company’s NAV methodology.

The Company’s shares of common stock consist of Class AX shares, Class TX shares, Class IX shares, Class D shares, Class T shares, Class S shares and Class I shares, all of which are collectively referred to herein as shares of common stock. As of December 31, 2022, the Company’s total number of authorized common shares was 400,000,000, consisting of 10,000,000 of Class AX authorized common shares, 5,000,000 of Class TX authorized common shares, 5,000,000 of Class IX authorized common shares, 100,000,000 of Class T authorized common shares, 20,000,000 of Class S authorized common shares, 60,000,000 of Class D authorized common shares, and 200,000,000 of Class I authorized common shares. The Class AX Shares, Class IX Shares, Class I Shares, Class D Shares, Class S Shares, Class T Shares and Class TX Shares have the same voting rights and rights upon liquidation, although distributions are expected to differ due to the distribution fees payable with respect to Class D Shares, Class S Shares, Class T Shares and Class TX Shares, which will reduce distributions to the holders of such classes of shares.

Stockholders

As of March 28, 2023, the Company had sold an aggregate of 15,908,447 shares of its common stock (consisting of 3,928,383 Class AX shares, 592,274 Class TX shares, 1,226,318 Class IX shares, 8,085,524 Class I shares, 1,426,744 Class T shares, 642,275 Class D shares, 6,929 Class S shares) in the Offerings held by 5,501 stockholders of record.

Distributions

The Company’s board of directors has authorized, and the Company has declared, distributions through August 31, 2020 in an amount equal to $0.004253787, and for the period September 1, 2020 through April 1, 2023 in an amount equal to $0.004234973 per day (or approximately $1.55 on an annual basis) per each share of common stock, less, for holders of certain classes of shares, the distribution fees that are payable with respect to such classes of shares as further described in the applicable prospectus. The distributions were payable by the 5th business day following each month end to stockholders of record at the close of business each day during the prior month.

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

To ensure that the Company has sufficient funds to cover cash distributions authorized and declared during the Initial Offering, the Company and CFI entered into the Distribution Support Agreement. The terms of the agreement provide that in the event that cash distributions exceed MFFO, defined as a supplemental measure to reflect the operating performance of a non-traded REIT, for any calendar quarter through the termination of the Initial Offering, CFI shall purchase Class IX Shares from the Company in an amount equal to the distribution shortfall, up to $5 million (less the $2.0 million of shares purchased by CFI in order to satisfy the Minimum Offering Requirement). On August 10, 2020, the Company and CFI entered into Second Amended and Restated Distribution Support Agreement (the “Amended Distribution Support Agreement”) to ensure that the Company has a sufficient amount of funds to pay cash distributions to stockholders during the Follow-On Offering. Pursuant to the Amended Distribution Support Agreement, in the event that cash distributions exceed MFFO, CFI will purchase Class I Shares from the Company in the Follow-On Offering in an amount equal to the distribution shortfall, up to $5 million (less the $2.0 million of shares purchased by CFI in order to satisfy the Minimum Offering Requirement and any shares purchased by CFI pursuant to the distribution support agreement in the Initial Offering). CFI has fulfilled its remaining obligations pursuant to the Amended Distribution Support Agreement in the second quarter of 2022 and as of December 31, 2022, CFI has no remaining obligation pursuant to the Amended Distribution Support Agreement.

For the years ended December 31, 2022 and December 31, 2021, the Company has declared distributions of $20,019,582 and $11,679,137, respectively, of which $1,965,999 and $1,210,652, respectively, was unpaid as of the respective reporting dates and has been recorded as Distributions payable on the accompanying consolidated balance sheets. All of the unpaid distributions as of December 31, 2022 and December 31, 2021 were paid during January 2023 and January 2022, respectively. For the years ended December 31, 2022, and December 31, 2021, distributions reinvested pursuant to the Company’s DRP were $5,416,564 and $3,4,94,193 respectively.

The following table provides information regarding distributions declared by the Company for the years ended December 31, 2022 and December 31, 2021.

	Year Ended December 31, 2022	Year Ended December 31, 2021
Distributions
Paid in cash	$12,637,020	$6,974,292
Payable	1,965,999	1,210,652
Reinvested in shares	5,416,564	3,494,193
Total distributions	$20,019,582	$11,679,137

Distribution Reinvestment Plan

The Company is offering up to $250 million in shares pursuant to the Company’s DRP at the then current NAV per share amount. The Company reserves the right to reallocate the shares the Company is offering among the Company’s classes of common stock and between the Follow-On Offering and the Company’s DRP. The Company will not pay any selling commissions, dealer manager fees or distribution fees on shares sold pursuant to the Company’s DRP. The amount available for distributions on all Class TX Shares, Class D shares, Class T shares and Class S shares will be reduced by the amount of distribution fees payable with respect to the Class TX shares, Class D shares, Class T shares and Class S shares issued in the Offerings. All Class TX shares, Class D shares, Class T shares and Class S shares will receive the same per share distributions. The Company may amend or terminate the DRP for any reason at any time upon 10 days’ notice to the participants. The Company may provide notice by including such information (a) in a Current Report on Form 8-K or in the Company’s annual or quarterly reports, all publicly filed with the SEC or (b) in a separate mailing to the participants. As of December 31, 2022, cumulative distributions reinvested pursuant to the Company’s DRP were $16,036,600.

Sales of Unregistered Securities

During the years ended December 31, 2022, 2022 and 2021 the Company did not complete any sales of unregistered securities.

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

The table below summarizes the redemption activity for the year ended December 31, 2022:

For the Month Ended	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Redeemed as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Redeemed Under the Plans or Programs(1)
January 31, 2022	6,112	$25.69	6,112	196,065
February 28, 2022	33,893	$25.46	33,893	180,811
March 31, 2022	29,151	$25.90	29,151	199,763
April 30, 2022	15,968	$26.29	15,968	227,182
May 31, 2022	17,498	$26.29	17,498	237,100
June 30, 2022	15,918	$26.39	15,918	248,797
July 31, 2022	36,489	$26.49	36,489	236,852
August 31, 2022	82,347	$26.06	82,347	202,038
September 30, 2022	36,998	$26.65	36,998	252,397
October 31, 2022	40,132	$26.66	40,132	254,800
November 30, 2022	39,756	$26.92	39,756	259,950
December 31, 2022	64,123	$26.87	64,123	239,934
Total	418,385	$26.40	418,385	348,603

Note: (1) The Company limits the number of shares that may be redeemed under the program as described above.

During the years ended December 31, 2022 and December 31, 2021, the Company repurchased 418,385 and 327,260 shares, respectively, in the amount of $11,045,091 and $7,980,257, respectively.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

CFI initially invested $200,001 in the Company through the purchase of 8,180 Class AX shares at $24.45 per share. CFI may not sell any of these shares during the period it serves as the Company’s sponsor. Neither the Advisor nor CFI currently has any options or warrants to acquire any of the Company’s shares.

As of December 31, 2022, CFI has invested $6,650,001 in the Company through the purchase of 262,262 shares (8,180 Class AX shares for an aggregate purchase price of $200,001 and 183,157 Class IX shares for an aggregate purchase price of $4,582,280, and 70,925 Class I Shares for an aggregate purchase price of $1,867,720). CFI purchased 125,157 of the Class IX shares in the amount of $3,132,280 pursuant to the Distribution Support Agreement, which provides that in certain circumstances where the Company’s cash distributions exceed the Company’s modified funds from operations, CFI will purchase up to $5.0 million of Class IX shares (including the $2.0 million of shares purchased in order to satisfy the Minimum Offering Requirement) at the then current offering price per Class I share net of dealer manager fees to provide additional cash to support distributions to the Company’s stockholders. On August 10, 2020, the Company and CFI entered into the Amended Distribution Support Agreement to ensure that the Company has a sufficient amount of funds to pay cash distributions to stockholders during the Follow-On Offering. CFI purchased 70,925 of the Class I Shares in the amount of $1,867,720 pursuant to the Amended Distribution Support Agreement, which provides that in the event that cash distributions exceed MFFO, CFI will purchase Class I Shares from the Company in the Follow-On Offering in an amount equal to the distribution shortfall, up to $5 million (less the $2.0 million of shares purchased by CFI in order to satisfy the Minimum Offering Requirement and any shares purchased by CFI pursuant to the Distribution Support Agreement in the Initial Offering). As of December 31, 2022, CFI has fulfilled its obligation under the Distribution Support Agreement.

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

	As of and for the year ended
	December 31, 2022	December 31, 2021
Operating Data:
Total revenues	$72,843,136	$36,345,637
Total operating expenses	(67,287,872)	(30,401,495)
Total other income (expense)	(16,963,532)	(8,880,670)
Net income (loss)	$(11,408,268)	$(2,936,528)

Per Share Data:
Net income (loss) per share of common stock	$(0.38)	$(0.09)
Distributions declared per share of common stock	$0.004247516	$0.004247516

Balance Sheet Data:
Total assets	$1,121,936,771	$750,649,852
Total liabilities	$526,607,134	$396,708,259
Total equity	$595,329,637	$353,941,593

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

Overview

The Company is a Maryland corporation that has elected and qualified to be taxed as a REIT for U.S. federal income tax purposes beginning with the taxable year ending December 31, 2017. The Company is externally managed by the Advisor, a Delaware limited liability company and wholly owned subsidiary of the Company’s sponsor, CFI. The Company is a commercial real estate company formed to invest in and manage a diversified portfolio of income-producing commercial properties and multifamily properties, as well as other real estate-related assets.

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

As of March 28, 2023, the Company had sold 3,928,383 Class AX shares, 592,274 Class TX shares, 1,226,318 Class IX shares, 1,426,744 Class T shares, 642,275 Class D shares, 6,929 Class S shares, and 8,085,524 Class I shares of common stock in the Offerings, as well as 342,678 Class AX shares, 118,948 Class TX shares, 93,584 Class IX shares, 16,238 Class T shares, 11,790 Class D shares, 57 Class S shares, and 118,828 Class I shares in the DRP for aggregate net proceeds of $397,763,122 in the Offerings.

Prior to the commencement of the Follow-On Offering, the Company determined its NAV as of the end of each quarter. NAV, as defined, is calculated consistent with the procedures set forth in the Company’s prospectus and excludes any O&O Costs, with such costs to be reflected in the Company’s NAV to the extent the Company reimburses the Advisor for these costs. Upon commencement of the Follow-On Offering, the Company started determining its NAV on a monthly basis, beginning with the determination of NAV as of July 31, 2020. As of December 31, 2022, the Company’s NAV was $26.82 per Class AX share, Class IX share, Class I share, and Class D share, $26.80 per Class TX share, Class T share and Class S share. For further discussion of the Company’s NAV calculation, please see “—Net Asset Value”.

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

As of December 31, 2022, the Company had made the following investments:

•
the GR Property
•
the FM Property
•
the CO Property

•
the Lewisville Property
•
controlling interest in the DST
•
the Pennsylvania SPE
•
the Illinois SPE
•
majority interest in a joint venture that owns the SF Property
•
the Buchanan Property
•
interest in the Station DST
•
majority interest in the Keller Property
•
controlling interest in the Summerfield DST
•
the Madison Ave Property
•
controlling interest in the Valencia DST
•
the De Anza Property
•
controlling interest in the Kacey DST
•
controlling interest in the Industry DST
•
the Fisher Road Property
•
controlling interest in the Longmire Property
•
controlling interest in ON3 DST
•
controlling interest in West End DST
•
controlling interest in Palms DST
•
the Mount Comfort Land

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

Operating Highlights

2022 Activity

•
Issued approximately 5,702,718 shares of common stock in the Offerings for gross proceeds of approximately $149.7 million.
•
Acquired the Fisher Road Property for a contract purchase price of $58 million, exclusive of closing costs.
•
Entered into an agreement with Walgreen Co. to extend the non-cancelable term of Walgreen's lease on the GR Property SPE. The agreement confirms Walgreen's waiver of termination option thereby extending the non-cancelable term of the lease by five years to July 31, 2037. In addition, the full term of the lease has been extended by five years to July 31, 2087. Under the terms of the agreement, Walgreen Co. received $900,000 from the Company in exchange for the waiver of a termination right by the tenant.

•
Acquired 96.46% interest in the amount of $24.6 million in the Longmire Property.
•
Acquired 10% interest in the amount of $6.8 million in the ON3 DST.
•
Acquired 10% interest in the amount of $4.8 million in the West End DST.
•
Acquired 10% interest in the amount of $3.2 million in the Palms DST.
•
Acquired the Mount Comfort Land for a contract purchase price of $445,000, exclusive of closing costs.

Portfolio Information

As of December 31, 2022, the Company owned interests in 18 real properties and a plot of land as described below:

Portfolio	Ownership Percentage	Location	Number of Properties	Square Feet/ Acre	Remaining Lease Term(1)	Annualized Rental Income(3)	Acquisition Date	Purchase Price(4)
Walgreens Grand Rapids ("GR Property")	100%	Grand Rapids, MI	1	14,552	14.6 years(2)	$500,000	July 2017	$7,936,508
Daimler Trucks North America Office Building ("FM Property")	100%	Fort Mill, SC	1	150,164	6.0 years	$2,670,638	February 2018	$40,000,000
Alliance Data Systems Office Building ("CO Property")	100%	Columbus, OH	1	241,493	9.7 years	$3,362,844	July 2018	$46,950,000
Hoya Optical Labs of America ("Lewisville Property")	100%	Lewisville, TX	1	89,473	5.5 years	$937,060	November 2018	$14,120,000
Williams Sonoma Office Building ("SF Property")	75%	San Francisco, CA	1	13,907	0.0 years(6)	$0	September 2019	$11,600,000
Martin Brower Industrial Buildings ("Buchanan Property")	100%	Phoenix, AZ	1	93,302	9.2 years	$1,083,444	November 2019	$17,300,000
Multifamily Residential Property ("Keller Property")	97%	Carrolton, TX	1	255,627	multiple(5)	$4,647,552	February 2021	$56,500,000
Multifamily Residential Property ("Summerfield Property")	25%	Landover, MD	1	452,876	multiple(5)	$9,590,592	March 2021	$115,500,000
Amazon Last Mile Cleveland ("Madison Ave Property")	100%	Cleveland, OH	1	168,750	8.3 years	$1,555,254	May 2021	$30,800,000
Valencia California ("Valencia Property")	10%	Santa Clarita, CA	1	180,415	13.0 years	$5,323,193	July 2021	$92,000,000
De Anza Plaza Office Buildings ("De Anza Property")	100%	Cupertino, CA	1	83,959	8.6 years	$4,206,056	July 2021	$63,750,000
Multifamily Residential Property ("Kacey Property")	10%	Kingwood, TX	1	296,991	multiple(5)	$5,080,188	November 2021	$67,000,000
Multifamily Residential Property ("Industry Property")	10%	Columbus, OH	1	187,678	multiple(5)	$4,890,864	December 2021	$81,000,000
Mars Petcare Dry/Cold Storage Facility ("Fisher Road Property")	100%	Columbus, OH	1	465,256	4.4 years	$2,984,877	March 2022	$58,000,000
Multifamily Residential Property ("Longmire Property")	96.46%	Conroe, TX	1	231,720	multiple(5)	$2,992,800	April 2022	$43,400,000
Office Tower ("ON3 Property")	10%	Nutley, NJ	1	332,818	16.0 years	$7,245,828	April 2022	$131,667,000
Multifamily Residential Property ("West End Property")	10%	Lenexa, KS	1	299,813	multiple(5)	$4,950,180	August 2022	$69,375,000
Multifamily Residential Property ("Palms Property")	10%	Houston, TX	1	222,672	multiple(5)	$3,870,720	August 2022	$48,000,000
Land ("Mount Comfort Land")	100%	Greenfield, IN	0	1 - acre	13.0 years	$53,140	October 2022	$445,000
(1)
Reflects number of years remaining until the tenant’s first termination option.
(2)
On March 14, 2022 the tenant (Walgreens) of the GR Property SPE waived the lease termination option and extended the non-cancelable term of the lease by five years to July 31, 2037.
(3)
Reflects the average annualized rental income for the lease(s). Annualized rental income for the Keller Property, the Summerfield Property, the Kacey Property, the Industry Property, the Longmire Property, the West End Property, and the Palms Property is based on full occupancy.

(4)
Reflects the contract purchase price at 100% ownership as opposed to adjusted for current ownership percentage as applicable.
(5)
Indicates individual tenant leases (with 1-year average lease term) for the multifamily residential properties.
(6)
The lease with William Sonoma expired on December 31, 2021. As of March 30, 2023, the SF Property is vacant.

As of December 31, 2022, lease expirations related to the Company’s portfolio of real estate assets, (excluding the SF Property), based on each asset’s fair value used in determining our NAV, were as follows:

•
2023 – 2024 – 0.0%
•
2025 – 2027 – 18.4%
•
2028 – 2030 – 16.7%
•
After 2031 – 64.9%

As of December 31, 2022, the industry concentration of the Company’s portfolio of real estate assets, based on each asset’s fair value used in determining our NAV, was as follows:

•
Multifamily – 34.5%
•
Single Tenant Office – 33.5%
•
Single Tenant Industrial – 28.6%
•
Single Tenant Life Sciences – 1.7%
•
Single Tenant Necessity Retail – 1.7%

As of December 31, 2022, the geographic concentration of the Company’s portfolio of real estate assets, based on each asset’s fair value used in determining our NAV, was as follows:

•
Texas – 28.8%
•
Ohio – 28.1%
•
California – 15.8%
•
South Carolina – 7.1%
•
Maryland – 6.0%
•
Arizona – 4.1%
•
New Jersey – 2.5%
•
Illinois – 2.3%
•
Pennsylvania – 2.1%
•
Michigan – 1.7%
•
Kansas – 1.3%
•
Indiana – 0.2%

As of December 31, 2022, the investment type concentration of the Company’s portfolio of real estate assets, based on each asset’s fair value used in determining our NAV, was as follows:

•
Common Equity – 95.6%
•
Mezzanine Loan – 2.3%
•
Preferred Equity – 2.1%

As of December 31, 2022, the tenant credit profile concentration of the Company’s portfolio of real estate assets, excluding the Company's multifamily properties, based on each asset’s fair value used in determining our NAV, was as follows:

•
Investment Grade1 – 49.1%
•
Unrated – 44.2%
•
Non-Investment Grade – 6.7%

1Includes Daimler Trucks North America, LLC. Daimler Truck Holding AG, the parent company of Daimler Trucks North America, LLC, is rated BBB+ by Moody’s. Daimler Truck Holding AG does not guarantee the lease.

As of December 31, 2022 the maturity concentration of debt secured by our portfolio of real estate assets, based on principal balances and adjusted for ownership percentage, was as follows:

•
2023 – 2024 – 12.1%
•
2025 – 2027 – 2.7%
•
2028 – 2030 – 39.9%
•
After 2031 – 45.3%

As of December 31, 2022, the weighted average lease term remaining of the Company’s portfolio of real estate assets (excluding multifamily, mezzanine and preferred equity investments), based on each asset’s fair value used in determining our NAV, was 8.2 years.

As of December 31, 2022, the weighted average occupancy of the Company’s portfolio of real estate assets, based on each asset’s fair value used in determining our NAV, was 95.1%. For our industrial, retail and office investments, occupancy includes all leased square footage as of the date indicated. For our multifamily investments, occupancy is defined as the percentage of units occupied on the date indicated.

As of December 31, 2022, the Company owned the preferred equity investment described below:

Portfolio	Original Investment Amount	Preferred Return	Number of Properties	Square Feet	Lease Expiration Date	Acquisition Date	Tenant Renewal Options
Denver, PA— Pref Equity Investment	$11,805,000	Ranging from 7.75% in 2019 to 8.74% in 2028	1	1,539,407	January 31, 2039	January 2019	9 extension options for 5 years each

As of December 31, 2022, the Company owned the mezzanine loan investment described below:

Portfolio	Original Loan Amount	Annual Interest Rate Prior to Anticipated Repayment	Number of Properties	Square Feet	Acquisition Date	Initial Maturity Date	Amortization
Melrose Park, IL—Mezz B Loan	$12,595,000	Ranging from 7.75% in 2019 to 8.74% in 2028	1	1,561,613	January 2019	January 6, 2034(1)	Interest only
1.
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

Results of Operations

Rental Revenues

For the years ended December 31, 2022 and December 31, 2021, the Company earned rental revenues of $58,158,010 and $30,225,535, respectively.

The Company’s rental revenues consist primarily of rental income from triple net leased commercial properties and multifamily properties. The increase in rental revenues of $27,932,475 for the year ended December 31, 2022, as compared to the year ended December 31, 2021, was primarily due to the acquisitions of rental income-producing properties, namely the Kacey Property, the Industry Property, the Fisher Road Property, the Longmire Property, the ON3 Property, the West End Property, the Palms Property, and the Mount Comfort Land.

Preferred Return Income

For the years ended December 31, 2022 and December 31, 2021, the Company earned preferred return income of $967,092 and $953,926, respectively.

The Company’s preferred return income consists of preferred return accrued on the Company’s investment in the Pennsylvania SPE. The increase in preferred return income of $13,166 for the year ended December 31, 2022, as compared to the year ended December 31, 2021, was due to the increase of rate of return of the Pennsylvania SPE.

Income from mezzanine loan investment

For the years ended December 31, 2022 and December 31, 2021, the Company earned income from mezzanine loan investment of $1,031,618 and $1,017,379, respectively.

The Company’s income from mezzanine loan investment consists of interest income accrued on the Company’s investment in the Illinois SPE. The increase in income from mezzanine loan investment of $14,239 for the year ended December 31, 2022, as compared to the year ended December 31, 2021, was due to the increase of the interest rate of the Illinois SPE.

Other property operating revenues

For the years ended December 31, 2022 and December 31, 2021, the Company earned other property operating revenues of $12,686,416 and $4,148,797, respectively.

Other property operating revenues consists of amounts received by the Company from the tenants of its properties for utilities and other amenities and for reimbursable expenses paid by the Company on behalf of the tenants in accordance with the provisions of the respective property leases. The increase in other property operating revenues of $8,537,619 for the year ended December 31, 2022, as compared to the year ended December 31, 2021, was primarily due to the acquisition of the of the Kacey Property, the Industry Property, the Fisher Road Property, the Longmire Property, the ON3 Property, the West End Property, and the Palms Property.

General and Administrative Expenses

For the years ended December 31, 2022 and December 31, 2021, the Company incurred general and administrative expenses of $5,782,392 and $1,578,878, respectively.

The general and administrative expenses consist primarily of operating expense reimbursements to the Advisor, accounting fees and other professional fees. Pursuant to the terms of the Second Amended and Restated Advisory Agreement dated August 10, 2020 (" Amended Advisory Agreement"), the Company is obligated to reimburse the Advisor for certain operating expenses. Beginning October 1, 2018, the Company was subject to the limitation that it generally may not reimburse the Advisor for any amounts by which the total operating expenses at the end of the four preceding fiscal quarters exceeds the greater of (i) 2% of average invested assets (as defined in the Amended Advisory Agreement) and (ii) 25% of net income other than any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of investments for that period (the “2%/25% Guidelines”).

The increase in general and administrative expenses of $4,203,514 during the year ended December 31, 2022, as compared to the year ended December 31, 2021, was mainly due to the ability of the Company to reimburse the Advisor for the operating expenses incurred pursuant to the 2%/25% Guidelines. As of December 31, 2022, the Advisor has incurred, on behalf of the Company, a total of $15,939,058 in Unreimbursed Operating Expenses, including a total of $3,210,813 during the year ended December 31, 2022 for which the Advisor has not invoiced the Company for reimbursement.

Depreciation and Amortization

For the years ended December 31, 2022 and December 31, 2021, the Company incurred depreciation and amortization of $32,970,085 and $16,311,832, respectively.

The increase in depreciation and amortization expenses of $16,658,253 for the year ended December 31, 2022, as compared to the year ended December 31, 2021, was primarily due to the acquisition of the Kacey Property, the Industry Property, the Fisher Road Property, the Longmire Property, the ON3 Property, the West End Property, and the Palms Property.

Management Fees

For the years ended December 31, 2022 and December 31, 2021, the Company incurred management fees of $5,690,513 and $2,843,044, respectively.

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

The increase in management fees of $2,847,469 for the year ended December 31, 2022, as compared to the year ended December 31, 2021, was due to the increase in NAV during such period and the acquisition of new investment properties.

Property Operating Expenses

For the years ended December 31, 2022 and December 31, 2021, the Company incurred property operating expenses of $22,844,882 and $9,667,741, respectively.

The property operating expenses consist of reimbursable expenses paid by the Company on behalf of its tenants in accordance with the provisions of the respective property leases and operating expenses incurred in maintaining and operating the multifamily properties. The increase in property operating expenses of $13,177,141 for the year ended December 31, 2022, as compared to the year ended December 31, 2021, was primarily due to the acquisition of the Kacey Property, the Industry Property, the Fisher Property, the Longmire Property, the ON3 Property, the West End Property, and the Palms Property and the increase of property operating expenses during such periods.

Income/(loss) from Investments in Real Estate-Related Assets

Loss from investments in real estate-related assets is incurred on the Company’s investment in the Station DST. For the year ended December 31, 2022 the Company incurred a loss from investments in real estate-related assets of $475,390 and $95,813, respectively.

The increase in loss from investments in real estate-related assets of $379,577 during the year ended December 31, 2022, as compared to the year ended December 31, 2021, was due to the Company’s share of losses incurred at Station DST.

Interest Income

For the years ended December 31, 2022 and December 31, 2021, the Company earned interest income of $183,934 and $10,511, respectively.

Interest income is composed of interest earned on interest bearing cash deposit accounts with banking institutions.

The increase in interest income of $173,423 during the year ended December 31, 2022, as compared to the year ended December 31, 2021, was primarily due to an increase in the cash held by the Company in interest bearing deposit accounts with banking institutions.

Interest Expense

For the year ended December 31, 2022 and December 31, 2021, the Company incurred interest expense of $16,672,076 and $8,795,368, respectively.

Interest expense is composed of interest paid and accrued on the Company’s outstanding loans payable, and also includes amortization of deferred financing costs and gains from the interest rate cap.

The increase in interest expense of $7,876,708 during the year ended December 31, 2022, as compared to the year ended December 31, 2021, was primarily due to the acquisition of the Kacey Property, the Industry Property, the ON3 Property, the West End Property, and the Palms Property as well as the advances on the Credit Facility netted against the gains from the interest rate cap.

Funds from Operations and Modified Funds from Operations

The Company defines MFFO in accordance with the definition established by the Institute for Portfolio Alternatives, or IPA. The Company’s computation of MFFO may not be comparable to other REITs that do not calculate MFFO using the current IPA definition. MFFO is calculated using FFO. The Company computes FFO in accordance with the standards established by the National Association of Real Estate Investment Trusts, or NAREIT, as net income or loss (computed in accordance with accounting principles generally accepted in the United States, or U.S. GAAP), excluding gains or losses from sales of depreciable properties, the cumulative effect of changes in accounting principles, real estate-related depreciation and amortization, impairment charges on depreciable property owned directly or indirectly and after adjustments for unconsolidated/uncombined partnerships and joint ventures. FFO, as defined by NAREIT, is a computation made by analysts and investors to measure a real estate company’s cash flow generated by operations. The Company’s computation of FFO may not be comparable to other REITs that do not calculate FFO in accordance with the current NAREIT definition. MFFO excludes from FFO the following items, as applicable:

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

The following table presents a reconciliation of FFO to net income:

Year Ended December 31, 2022
Net income (loss)	$(11,408,268)
Net income (loss) attributable to non-controlling interest	$6,396,047
Net income (loss) attributable to common stockholders	$(5,012,221)
Adjustments:
Real estate depreciation and amortization	$32,970,085
Proportionate share of adjustments from non-controlling interests	(17,029,258)
Funds from Operations	$10,928,606

The following table presents a reconciliation of FFO to MFFO:

Year Ended December 31, 2022
Funds from Operations	$10,928,606
Adjustments:
Amortization of above-market lease intangibles	196,378
Amortization of below-market lease intangibles	(1,685,860)
Straight-line rent	(2,680,308)
Fair value adjustments on derivatives not deemed hedges	(1,191,171)
Proportionate share of adjustments from non-controlling interests	546,332
Modified Funds from Operations	$6,113,977

Net Asset Value

On January 18, 2023, the Company’s board of directors approved an estimated NAV as of December 31, 2022 of $26.82 for Class AX, Class IX, Class I shares, and Class D shares, $26.80 for Class TX, Class T, and Class S shares. The calculation of the Company’s estimated NAV was performed by Robert A. Stanger & Co., Inc. (“Stanger”), its independent valuation firm, in accordance with the procedures described in the “Net Asset Value Calculation and Valuation Procedures” section of the Company’s prospectus and under the oversight of the Company’s board of directors. Although the independent valuation firm performs the calculation of the Company’s estimated NAV, the Company’s board of directors is solely responsible for the determination of the Company’s estimated NAV.

Summary of Methodology

In accordance with the Company’s current valuation procedures, the Company’s NAV was based in part upon: (i) the most recent appraised value of the GR Property, the FM Property, the CO Property, the SF Property, the Buchanan Property, the De Anza Property, the Keller Property, the Summerfield Property, the Lewisville Property, the Madison Ave Property, the Valencia Property, the Kacey Property, the Industry Property, the Fisher Road Property, the Longmire Property, the ON3 Property, the West End Property, and the Palms Property; (ii) the acquisition price of the Mount Comfort Land (iii) the fair market value of the Company’s Debt Investments (as defined below); (iv) the fair market value of the Company’s loans payable; (v) the estimated non-controlling interest held in the Company’s consolidated JVs (as defined below); (vi) the value of the Company’s interest in the Station DST (as defined below); and (vii) the net tangible assets and liabilities of the Company (including the Advisor’s estimate of the Performance Participation Allocation as defined and discussed below) as of December 31, 2022, as outlined in more detail below.

Appraisal of Consolidated Real Estate

Pursuant to the Company's valuation guidelines the Company engaged Stanger to provide its appraised market value of the properties seven properties owned by CF Net Lease Portfolio IV DST (the "DST Properties") as of March 31, 2021, the SF Property as of November 30, 2022, the Buchanan Property as of August 31, 2022, the FM Property as of December 31, 2022, the GR Property and Fisher Road Property as of March 31, 2022, the CO Property and Lewisville Property as of June 30, 2022, the Summerfield Property as of January 31, 2022, the Valencia Property as of April 30, 2022, the Madison Ave Property as of May 31, 2022, the De Anza Property as of July 31, 2022, the Kacey Property as of September 30, 2022, and the Industry Property as of November 30, 2022 (collectively, the “Stanger Appraised Properties”). In addition, Stanger reviewed and relied upon the appraised value of the ON3 Property prepared by a third-party with an effective date of February 25, 2022, the Longmire Property prepared by a third-party with an effective date of March 11, 2022, the West End Property prepared by a third-party with an effective date of June 23, 2022, the Palms Property prepared by a third-party with an effective date of July, 27, 2022, and the Keller Property prepared by a third-party with an effective date of November, 1, 2022 (together the “Third-Party Appraisals”) (collectively the Stanger Appraised Properties and the Third-Party Appraisals are the “Appraised Properties”). Pursuant to the Company’s engagement agreement with Stanger, the appraisals of the Stanger Appraised Properties were prepared utilizing the income approach to value, specifically using a direct capitalization analysis for the GR Property and both a direct capitalization analysis and discounted cash flow analysis (“DCF”) for the FM Property, the CO Property, the SF Property, the Buchanan Property, the De Anza Property, the Summerfield Property, the Fisher Road Property, the Valencia Property, the Lewisville Property, the Kacey Property, the Madison Ave Property, and the Industry Property. In addition, a sales comparison approach was conducted for the SF Property, given the size of the SF Property. The direct capitalization analysis is based upon the estimated net operating income of the Stanger Appraised Properties capitalized at an appropriate capitalization rate considering property characteristics and competitive position, the credit profile of the tenant/guarantor under the leases encumbering the Stanger Appraised Properties, the terms of the leases encumbering the Stanger Appraised Properties, and market conditions as of the date of value. The DCF analysis is based upon multi-year cash flow projections for each applicable property prepared in accordance with the lease which currently encumbers each property. Each property was assumed to be sold after the expiration of the initial lease term and any renewal terms deemed materially favorable to the tenant, or for which exercise was deemed likely based on other factors. The reversion value of the property which can be realized upon sale is calculated based on the current economic rental rate deemed reasonable for the property, escalated at a rate indicative of current expectations in the marketplace for the property. The projected market rate net operating income of the property for the year following the year of sale is then capitalized at an appropriate capitalization rate reflecting the age and anticipated functional and economic obsolescence and competitive position of the property to determine its reversion value. Net proceeds of sale are determined by deducting estimated costs incurred at the time of sale, estimated at 2% of the gross reversion value. Finally, the discounted present value of the cash flow stream from operations (including any estimated releasing costs at the end of the assumed current lease term) and the discounted present value of the net proceeds from sale are summed to arrive at a total estimated value for the property. The capitalization rates applied to the Stanger Appraised Properties ranged from 4.00% to 6.75%, with a weighted average of approximately 4.94%. The discount rates applied to the estimated net cash flow from operations of the Stanger Appraised Properties for which a DCF analysis was conducted ranged from 4.75% to 7.25%, with a weighted average of approximately 5.91%. The discount rates applied to the estimated residual value of the Stanger Appraised Properties for which a DCF analysis was conducted ranged from 5.50% to 7.50%, with a weighted average of approximately 6.37%. The residual capitalization rates applied to the Stanger Appraised Properties for which a DCF analysis was conducted ranged from 4.50% to 6.50%, with a weighted average of approximately 5.41%. Where both a direct capitalization analysis and DCF was utilized, the indicated value from each approach was reviewed and a final appraised value was concluded. While a sales comparison approach was not conducted, other than for the SF Property, Stanger reviewed regional property sale data for each Stanger Appraised Property in order to assist in the selection of capitalization rates applied in the appraisals and to observe transaction prices per square foot in the Stanger Appraised Properties’ regional markets. For the SF Property, the sales comparison approach conducted utilized the price per square foot from recent market sales and adjusted such indicated price per square foot to a price per square foot deemed reasonable for the SF Property, taking into account factors such as property size, location, the fact that the existing tenant has provided notice that it will not be exercising its extension option and condition/quality and the date of sale. The aggregate appraised value of the Stanger Appraised Properties was $707,390,000. The appraised values of the Stanger Appraised Properties are subject to the general assumptions and limiting conditions set forth in the appraisal reports rendered to the Company by Stanger.

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

Recent Acquisition

In accordance with the Company's valuation procedures, the Mount Comfort Land was incorporated in the determination of NAV at cost, before fees and expenses.

Debt Investments

In accordance with the Company’s valuation procedures, the Lancaster PE and the Chicago Jr Mezz (individually a “Debt Investment” and collectively the “Debt Investments”) were included in the determination of NAV at their estimated fair market value as of December 31, 2022, as determined by Stanger. The Debt Investments estimated value was based upon taking, for each Debt Investment, the loan payments over the remaining anticipated term and discounting such payments to present value at a discount rate range equal to the current estimated market interest rate on financing similar to the applicable Debt Investments. To provide their opinion of value of the Debt Investments, Stanger first reviewed the terms of each of the Debt Investments as contained in the loan documents. Stanger then reviewed mezzanine loan market terms at or around December 31, 2022 to ascertain current market interest rate levels for loans similar to the Debt Investments. This review was conducted by (i) recent interviews of participants in the mezzanine/preferred equity market, (ii) reviewing recent mezzanine loan transactions, as available, and (iii) reviewing published surveys available at or around December 31, 2022. Stanger also observed changes in yields and pricing of Albertsons publicly traded debt securities from the prior valuation date and the current valuation date. Based on Stanger’s reviews above and taking into consideration the Debt Investments’ unique factors, including, but not limited to, loan-to-value (based on the most recent appraised value of the collateral), debt service coverage/debt yield, collateral property type, age and location, financial information pertaining to the lessee of the collateral properties, prepayment terms, and loan origination date, maturity date and extension terms, a market interest rate range was determined for each Debt Investment to utilize in the determination of the fair market value of the Debt Investments. The discount rate applied to the future payments of the Company’s Debt Investments was 9.00% for both investments. The aggregate fair value of the Debt Investments was approximately $23,906,000.

Estimated Market Value of the Consolidated JVs

In order to determine the net asset value attributable to the non-controlling interest and any promoted interest in the Battery Street SF JV, the Keller JV, the Summerfield DST, the Valencia DST, the Kacey DST, the DST, the Industry DST, the ON3 DST, the Longmire JV, the West End DST, and the Palms DST (collectively the “Consolidated JVs”), Stanger utilized the most recent property appraisal, the most recent balance sheet provided for the Consolidated JVs to determine the tangible assets and tangible liabilities of the Consolidated JVs, and determined any promote due to the Company’s third party JV partner, as applicable. This net asset value was then multiplied by the ownership interest held by parties other than us to determine the non-controlling interest adjustment related to the Consolidated JVs utilized in the Company’s December 31, 2022 NAV.

Fair Value of Long Term Debt

Stanger performed a valuation of the property-level debt by reviewing available market data for comparable liabilities and applying a selected discount rate to the stream of future debt payments. The discount rate was selected based on several factors including U.S. Treasury yields, LIBOR and SOFR as of the valuation date, as well as loan-specific items such as loan-to-value ratio, debt service coverage ratio, collateral property location, age, type, lease term and lessee credit quality, prepayment terms, and maturity and loan origination date. The discount rates applied to the future debt payments of the Company’s long-term debt ranged from 5.80% to 7.10%, with a weighted average of approximately 6.60%. Stanger’s valuation of the long-term debt is based in part on the appraised values of the encumbered Appraised Properties, which represent the collateral associated with the long-term debt as well as certain other assumptions and limiting conditions, including: (i) Stanger was provided with loan documents and other factual loan information by the Advisor and has relied upon and assumed that such information is correct in all material respects and no warranty is given by Stanger as to the accuracy of such information; (ii) each collateral property is assumed to be free and clear of liens (other than the mortgage being valued); (iii) information furnished by others, upon which all or portions of Stanger’s value opinion is based, is believed to be reliable but has not been verified, and no warranty is given as to the accuracy of such information; (iv) no material change has occurred in the value of the collateral properties from the date of last appraisal through the loan valuation date and (v) each mortgage is assumed to be salable, transferable or assumable between parties and is further assumed not to be in default. Stanger’s opinion of the long-term debt value was predicated on the above assumptions.

Performance Participation Allocation – Special Unit Holder

The special unit holder in the Company’s Operating Partnership is entitled to receive an allocation equal to 12.5% of the Total Return to the Company’s shareholders, subject to a 5% Hurdle Amount and a High Water Mark, with 100% catch-up (the “Performance Participation Allocation”) based upon a full calendar year. While the Performance Participation Allocation is due annually, commencing with 2021, the Company accrues such fee monthly. Stanger reviewed and discussed with the Advisor its calculation of the Performance Participation Allocation. The Advisor’s unpaid and accrued Performance Participation Allocation estimate as of December 31, 2022 is $4,873,546.

The Value of Station DST Interests

The value of the beneficial interests in the Station DST was based upon the Station DST Property appraisal prepared by Stanger with an effective date of September 30, 2022 in accordance with the methodology outlined in the Appraisal of Consolidated Real Estate above, the fair market value of the mortgage loan encumbering the Station DST Property as of December 31, 2022 conducted in accordance with the methodology outlined in Fair Value of Long Term Debt above, the other tangible assets and liabilities of the Station DST such as cash and reserves, each reflecting the Company’s ownership interest in the Station DST (15%).

Estimated NAV

In performing the calculation of the estimated NAV, Stanger added the appraised values of the Appraised Properties, the appraised value of the Station DST interests, the fair value of the Debt Investments and other tangible assets of the Company, consisting of cash and equivalents, receivables and other assets, and subtracted the estimated fair market value of the Company’s long-term debt, the value of the non-controlling interest in the Consolidated JV (including any promote due to the Company’s joint venture partners), the anticipated near-term capital needs of the SF Property, the estimate of the Performance Participation Allocation and other tangible liabilities of the Company, consisting of accounts payable and accrued expenses, but excluding amounts owed to the Advisor for reimbursement of O&O Costs less the current accrued O&O Costs liability (consistent with the Company’s valuation procedures), and considered any other amounts due to the Advisor or affiliates for repayment of the Sponsor Support or amounts due to the Special Unit Holder upon certain events, including liquidation of the Company to produce an estimated NAV as of December 31, 2022, consistent with the procedures described in the “Net Asset Value Calculation and Valuation Procedures” section of the Company’s prospectus of $26.82 per share for Class AX, Class IX, Class I, and Class D shares, and $26.80 per share for Class TX, Class T and Class S shares.

The determination of NAV involves a number of assumptions and judgments, including estimates of the Advisor’s interest in disposition proceeds (if any). These assumptions and judgments may prove to be inaccurate. There can be no assurance that a stockholder would realize the mostly recently determined NAV per share if the Company were to liquidate or engage in another type of liquidity event today. In particular, the Company’s December 31, 2022 NAV is based on appraisals of the fair market value of certain of the Company’s real estate property investments which precede December 31, 2022 and, while the Company believes no material change has occurred in the value of these real estate property investments between the appraised value dates and December 31, 2022, Stanger has assumed no material change in property value has occurred since the appraisal date for those Appraised Properties with an appraised value date that preceded December 31, 2022. Furthermore, the Company’s December 31, 2022 NAV does not consider fees or expenses that may be incurred in providing a liquidity event, including reimbursement of amounts to the Advisor for O&O Costs and any operating expenses that have not been invoiced by the Advisor in accordance with the terms of the Amended Advisory Agreement. Lastly, as discussed in “PART I — Item 1A. – Risk Factors”, the full extent of the impact and effects of COVID-19 on the Company, as a whole, and on its tenants and its consolidated real estate, loan investments and long-term debt are uncertain at this time. Due to COVID-19, observable market transactions for both real estate assets and debt are generally more limited than before the pandemic. The Company believes the methodology of determining the Company’s NAV conforms to the Institute for Portfolio Alternative’s Practice Guideline for Valuations of Publicly Registered Non-Listed REITs (April 2013) and is prepared in accordance with the procedure described in the “Net Asset Value Calculation and Valuation Procedures” section of the Company’s prospectus. In addition, the Company’s board of directors periodically reviews the Company’s NAV policies and procedures.

The NAV for each class of shares is based on the value of the Company’s assets and the deduction of any liabilities, and any distribution fees applicable to such class of shares.

The following table provides a breakdown of the major components of the Company’s NAV pursuant to the Company’s valuation guidelines:

Components of NAV	December 31, 2022
Investment in real estate	$1,084,925,000
Investments in real estate-related assets	35,815,027
Cash and cash equivalents and restricted cash	38,533,421
Other assets	10,501,989
Debt obligations (at Fair Market Value)	(405,090,233)
Due to related parties(1)	(6,380,438)
Accounts payable and other liabilities	(15,740,758)
Accrued performance participation allocation	(4,873,546)
Distribution fee payable the following month(2)	(45,277)
Non-controlling interests in subsidiaries	(329,749,112)
Sponsor Support repayment / special unit holder interest in liquidation	—
Net Asset Value	$407,896,073
Number of outstanding shares	15,208,366

Note: (1) Excluding the full distribution fee liability of $115,960. Distribution fee only relates to Class TX, Class T, Class D and Class S shares of common stock.

(2) The distribution fee that is payable as of December 31, 2022 related to Class TX, Class T, Class D and Class S shares is shown in the table below.

Due to rounding, numbers presented throughout this section may not add up precisely to the totals provided and percentages may not precisely reflect the absolute figures.

NAV Per Share	Class AX, IX & I Shares	Class TX Shares	Class T Shares	Class D Shares	Class S Shares	Total
Total Gross Assets at Fair Value	$974,456,099	$55,364,782	$98,513,904	$40,909,158	$531,494	$1,169,775,437
Distribution fees due and payable	—	(17,231)	(24,900)	(3,012)	(134)	(45,277)
Debt obligations (at Fair Market Value)	(337,451,648)	(19,172,682)	(34,115,112)	(14,166,736)	(184,055)	(405,090,233)
Due to related parties	(5,315,085)	(301,982)	(537,336)	(223,136)	(2,899)	(6,380,438)
Accounts payable and other liabilities	(13,112,499)	(745,000)	(1,325,624)	(550,483)	(7,152)	(15,740,758)
Accrued performance participation allocation	(4,059,802)	(230,662)	(410,431)	(170,437)	(2,214)	(4,873,546)
Non-controlling interests in subsidiaries	(274,690,359)	(15,606,831)	(27,770,178)	(11,531,921)	(149,823)	(329,749,112)
Quarterly NAV	339,826,706	19,290,394	34,330,323	14,263,433	185,217	407,896,073
Number of outstanding shares	12,669,000	719,803	1,280,789	531,864	6,910	15,208,366
NAV per share	$26.82	$26.80	$26.80	$26.82	$26.80

The following table reconciles stockholders’ equity per the Company’s consolidated balance sheet to the Company’s NAV:

Reconciliation of Stockholders’ Equity to NAV	December 31, 2022
Stockholders’ equity under U.S. GAAP	$595,329,637
Adjustments:
Unrealized appreciation of real estate	48,645,643
Unrealized appreciation of real estate-related assets	5,192,557
Acquisition costs	(8,511,671)
Deferred financing costs, net	(4,927,048)
Accrued distribution fee(1)	70,683
Accumulated depreciation and amortization	58,438,603
Fair value adjustment of debt obligations	61,678,201
Deferred rent receivable	(9,251,165)
Derivative assets, at fair value	(9,020,255)
Non-controlling interests in subsidiaries	(329,749,112)
NAV	$407,896,073

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

Derivative assets, at fair value

Derivative assets, at fair value represents a cash flow hedge which the Company uses to hedge interest rate risk related to the Valencia Loan. Such Derivative assets, at fair value are not considered for purposes of the determining NAV.

Non-controlling interests in subsidiaries

Non-controlling interests in subsidiaries represents the equity ownership in a consolidated subsidiary which is not attributable to the Company. The interests are presented at fair value for purposes of determining the Company’s NAV.

Sensitivity Analysis

Assuming all other factors remain unchanged, the table below presents the estimated increase or decrease to the Company’s December 31, 2022 NAV for a change in the going-in capitalization rate and, where a DCF analysis was utilized, discount rates and terminal capitalization rates used in the Appraised Properties’ appraisals and the Station DST Property appraisal, a 5% change in the discount rates used to value the Company’s Debt Investments and a 5% change in the discount rates used to value the Company’s long-term debt and the mortgage debt encumbering the Station DST Property:

Sensitivity Analysis	Range of NAV (Class AX, IX and I)			Range of NAV (Class TX)			Range of NAV (Class T)
	Low	Concluded	High	Low	Concluded	High	Low	Concluded	High
Estimated Per Share NAV	$24.11	$26.82	$29.64	$24.09	$26.80	$29.61	$24.09	$26.80	$29.62
Capitalization Rate - Appraised Properties	5.13%	4.89%	4.64%	5.13%	4.89%	4.64%	5.13%	4.89%	4.64%
Cash Flow Discount Rate - Appraised Properties	6.16%	5.87%	5.57%	6.16%	5.87%	5.57%	6.16%	5.87%	5.57%
Residual Discount Rate - Appraised Properties	6.82%	6.50%	6.17%	6.82%	6.50%	6.17%	6.82%	6.50%	6.17%
Terminal Capitalization Rate - Appraised Properties	5.87%	5.59%	5.31%	5.87%	5.59%	5.31%	5.87%	5.59%	5.31%
Discount Rate - Debt Investments	9.45%	9.00%	8.55%	9.45%	9.00%	8.55%	9.45%	9.00%	8.55%
Discount Rate - Long-Term Debt Consolidated	6.23%	6.56%	6.89%	6.23%	6.56%	6.89%	6.23%	6.56%	6.89%

Sensitivity Analysis	Range of NAV (Class D)			Range of NAV (Class S)
	Low	Concluded	High	Low	Concluded	High
Estimated Per Share NAV	$24.11	$26.82	$29.63	$24.09	$26.80	$29.62
Capitalization Rate - Appraised Properties	5.13%	4.89%	4.64%	5.13%	4.89%	4.64%
Cash Flow Discount Rate - Appraised Properties	6.16%	5.87%	5.57%	6.16%	5.87%	5.57%
Residual Discount Rate - Appraised Properties	6.82%	6.50%	6.17%	6.82%	6.50%	6.17%
Terminal Capitalization Rate - Appraised Properties	5.87%	5.59%	5.31%	5.87%	5.59%	5.31%
Discount Rate - Debt Investments	9.45%	9.00%	8.55%	9.45%	9.00%	8.55%
Discount Rate - Long-Term Debt Consolidated	6.23%	6.56%	6.89%	6.23%	6.56%	6.89%

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

If the Company is unable to raise substantial funds in its public offerings, it will make fewer investments resulting in less diversification in terms of the type, number and size of investments it makes and the value of an investment in the Company will fluctuate with the performance of the limited assets it acquires. Further, the Company will have certain fixed operating expenses, including certain expenses as a public company and a REIT, regardless of whether it is able to raise substantial funds in the offerings. The Company’s inability to raise substantial funds would increase its fixed operating expenses as a percentage of gross income, reducing its net income and limiting its ability to make distributions. As of December 31, 2022, the Company has raised gross proceeds of $390,232,543 in the Offerings.

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

As of December 31, 2022, the Company’s debt to tangible assets ratio was 47.5%. See Note 7 — Loans Payable of the Company’s outstanding debt arrangement as of December 31, 2022.

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

Cash Flows

The following table provides a breakdown of the net change in the Company’s cash and cash equivalents and restricted cash:

Year Ended December 31, 2022
Cash flows from operating activities	$22,797,205
Cash flows from investing activities	(112,626,398)
Cash flows from financing activities	109,336,470
Increase in cash and cash equivalents and restricted cash	$19,507,277

Operating Activities

During the year ended December 31, 2022, net cash provided by operating activities was $22,797,205, compared to $10,373,633 for the year ended December 31, 2021. The change was primarily due to an increase in cash flow generated by revenues from the acquisition of new investments (see “—Results of Operations”).

Investing Activities

Cash used in investing activities was $112,626,398 for the year ended December 31, 2022, compared to $128,443,281 for the year ended December 31, 2021. The change was due to a decrease of $15,816,883 of proceeds used to acquire new real estate investments.

Financing Activities

During the year ended December 31, 2022, net cash provided by financing activities was $109,336,470, compared to $103,570,962 for the year ended December 31, 2021. The change was primarily due to a net increase in borrowing paydowns under credit facility of $37,700,000, an increase in proceeds from common stock issued of $75,815,460, an increase in distributions of $10,670,044, an increase in payments from redemptions of common stock of $1,642,601, an increase in non-controlling interest distributions of $7,852,102, a decrease of $13,615,646 in the DST Offering proceeds received for the DST interests sold, offset by a payment of $1,430,441 in payment of deferred financing costs.

Distributions

The Company’s board of directors has authorized, and the Company has declared, distributions for the period September 1, 2020 through April 1, 2023 in an amount equal to $0.004234973 per day (or approximately $1.55 on an annual basis) per each share of common stock, less, for holders of certain classes of shares, the distribution fees that are payable with respect to such shares as further described in the applicable prospectus. The distributions are payable by the 5th business day following each month end to stockholders of record at the close of business each day during the prior month.

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

To ensure that the Company has sufficient funds to cover cash distributions authorized and declared during the Initial Offering, the Company and CFI entered into the Distribution Support Agreement. The terms of the agreement provide that in the event that cash distributions exceed MFFO, defined as a supplemental measure to reflect the operating performance of a non-traded REIT, for any calendar quarter through the termination of the Initial Offering, CFI shall purchase Class IX Shares from the Company in an amount equal to the distribution shortfall, up to $5 million (less the $2.0 million of shares purchased by CFI in order to satisfy the Minimum Offering Requirement). On August 10, 2020, the Company and CFI entered into the Amended Distribution Support Agreement to ensure that the Company has a sufficient amount of funds to pay cash distributions to stockholders during the Follow-On Offering. Pursuant to the Amended Distribution Support Agreement, in the event that cash distributions exceed MFFO, CFI will purchase Class I Shares from the Company in the Follow-On Offering in an amount equal to the distribution shortfall, up to $5 million (less the $2.0 million of shares purchased by CFI in order to satisfy the Minimum Offering Requirement and any shares purchased by CFI pursuant to the distribution support agreement in the Initial Offering). As of December 31, 2022, CFI has purchased $3,000,000 in Class IX shares pursuant to the Distribution Support Agreement. For the year ended December 31, 2022, CFI has purchased $1,867,720 of Class I Shares, leaving no remaining obligation for CFI to purchase shares pursuant to the Amended Distribution Support Agreement.

The following table summarizes the Company’s distributions declared during the years ended December 31, 2022 and December 31, 2021.

	Year Ended December 31, 2022		Year Ended December 31, 2021
	Amount	Percent	Amount	Percent
Distributions
Paid in cash	$12,637,020	63%	$6,974,292	60%
Payable	1,965,999	10%	1,210,652	10%
Reinvested in shares	5,416,564	27%	3,494,193	30%
Total distributions	$20,019,582	100%	$11,679,137	100%
Sources of Distributions:
Operating cash flows	$16,130,736	81%	$9,198,327	79%
Offering proceeds pursuant to Distribution Support Agreement(1)	1,867,720	9%	—	0%
Offering proceeds	2,021,126	10%	2,480,810	21%
Total sources of distributions	$20,019,582	100%	$11,679,137	100%

Note: (1) Pursuant to the Amended Distribution Support Agreement, CFI had purchased Class I Shares to the extent cash distributions exceed MFFO within 15 business days following the Company’s filing with the SEC of its periodic report for such calendar quarter or year. As of December 31, 2022, CFI has no remaining obligation under the Amended Distribution Support Agreement.

During the year ended December 31, 2022, the Company declared $20,019,582 of distributions to its shareholders (including those reinvested in shares pursuant to the DRP), compared to the Company’s total aggregate MFFO of $6,113,977 and the Company’s total aggregate net loss of $5,012,221 for that period.

During the year ended December 31, 2021, the Company declared $11,679,137 of distributions to its shareholders (including those reinvested in shares pursuant to the DRP), compared to the Company’s total aggregate MFFO of $7,971,372 and the Company’s total aggregate net income of $697,121 for that period.

During the year ended December 31, 2022, the Company generated $22,797,205 of cash flows from operations compared to the Company's declared distributions to its shareholders (including those reinvested in shares pursuant to the DRP) of $20,019,582 for that period.

During the year ended December 31, 2021, the Company generated $10,373,633 of cash flows from operations compared to the Company's declared distributions to its shareholders (including those reinvested in shares pursuant to the DRP) of $11,679,137 for that period.

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

Critical Accounting Policies

Below is a discussion of the accounting policies that management believes are critical to the Company’s principal operations. The Company considers these policies critical because they involve significant judgments and assumptions, and they require estimates about matters that are inherently uncertain and they are important for understanding and evaluating the Company’s reported financial results. The accounting policies have been established to conform with U.S. GAAP. The preparation of the financial statements in accordance with U.S. GAAP requires management to use judgments in the application of such policies. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgements These judgments affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in the Company’s financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of the Company’s results of operations to those of companies in similar businesses.

Reimbursement of Organization and Offering Costs

The Advisor has agreed to pay, on behalf of the Company, all O&O Costs through the first anniversary of the date on which the Company satisfied the Minimum Offering Requirement, which was May 18, 2018 (“Escrow Break Anniversary”). The Company was not required to reimburse the Advisor for payment of the O&O Costs prior to the Escrow Break Anniversary. After the Escrow Break Anniversary, the Advisor, in its sole discretion, may pay some or all of the additional O&O Costs incurred, but is not required to do so. To the extent the Advisor pays such additional O&O Costs, the Company is obligated to reimburse the Advisor subject to the 1% Cap. Following the Escrow Break Anniversary, the Company began reimbursing the Advisor for payment of the O&O Costs on a monthly basis, which will continue through the period ended May 18, 2021; provided, however, that the Company will not be obligated to pay any amounts that as a result of such payment would cause the aggregate payments for O&O Costs (less selling commissions, dealer manager fees and distribution fees) paid to the Advisor to exceed the 1% Cap as of such payment date. Any amounts not reimbursed in any period are included in determining any reimbursement for a subsequent period. As of December 31, 2022, the Advisor has continued to pay all O&O Costs on behalf of the Company.

Variable Interest Entities

A Variable Interest Entity (“VIE”) is an entity that lacks one or more of the characteristics of a voting interest entity. For an entity in which the Company has acquired an interest, the entity will be considered a VIE if both of the following characteristics are not met: 1) the equity investors in the entity have the characteristics of a controlling financial interest, and 2) the equity investors’ total investment at risk is sufficient to finance the entity’s activities without additional subordinated financial support. The Company makes judgments regarding the sufficiency of the equity at risk based first on a qualitative analysis, then a quantitative analysis, if necessary. A qualitative analysis is generally based on a review of the design of the entity, including its control structure and decision-making abilities, and also its financial structure. In a quantitative analysis, the Company would incorporate various estimates, including estimated future cash flows, assumed hold periods and capitalization or discount rates.

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

The Company evaluates all of its investments in real estate-related assets to determine if they are VIEs utilizing judgments and estimates that are inherently subjective. If different judgments or estimates were used for these evaluations, it could result in differing conclusions as to whether or not an entity is a VIE and whether or not to consolidate such entity. As of December 31, 2022, the Company concluded that it had investments in VIEs and because the Company was deemed the primary beneficiary it consolidated such entities, as described in “Note 10—Variable Interest Entities” in its accompanying consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data.”

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

Real Estate Debt Investments

Real estate debt investments are generally intended to be held to maturity and, accordingly, are carried at cost, net of unamortized loan fees, premium, discount and unfunded commitments. Real estate debt investments that are deemed to be impaired are carried at amortized cost less a loan loss reserve, if deemed appropriate. Real estate debt investments where the Company does not have the intent to hold the loan for the foreseeable future or until its expected payoff are classified as held for sale and recorded at the lower of cost or estimated fair value.

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

Emerging Growth Company

The Company was an “Emerging Growth Company,” as defined in the JOBS Act, until December 31, 2022, the last day of the fiscal year following the fifth anniversary of the Initial Offering. Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. Additionally, the Company is eligible to take advantage of certain other exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in the Company’s periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. The Company has chosen to “opt out” of that extended transition period and as a result the Company will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that the Company’s decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable. Otherwise, the Company has not yet made a decision whether to take advantage of any or all of the exemptions available to it under the JOBS Act.

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

Off-Balance Sheet Arrangements

As of December 31, 2022, the Company had no off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on the Company’s financial condition, revenue and expenses, results of operations, liquidity, capital expenditures, or capital resources.

Contractual Obligations

The following table presents the future principal payment due under the Company’s GR Loan, FM Loan, CO Loan, DST Loan, Buchanan Loan, Keller Loan, Summerfield Loan, Valencia Loan, Kacey Loan, Industry Loan, ON3 Loan, West End Loan, Palms Loan and Credit Facility agreements as of December 31, 2022, which represents the Company’s aggregate contractual obligations and commitments with payments due subsequent to December 31, 2022.

Year	Amount
2023	—
2024	20,000,000
2025	—
2026	—
2027	—
Thereafter	446,768,434
Total	$ 466,768,434

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

The market risk associated with financial instruments and derivative financial instruments is the risk of loss from adverse changes in market prices or interest rates. The Company’s interest rate risk management objectives are to limit the impact of interest rate changes in earnings and cash flows and to manage overall borrowing costs. To achieve these objectives, from time to time, the Company may enter into interest rate hedge contracts such as swaps, collars and treasury lock agreements in order to mitigate interest rate risk with respect to various debt instruments. The Company would not hold or issue these derivative contracts for trading or speculative purposes. As of December 31, 2022, there are no such hedging contracts outstanding. The Company does not have any foreign operations and thus is not exposed to foreign currency fluctuations.

Interest Rate Risk

As of December 31, 2022, the Company had $360 million fixed rate debt and $106 million of floating rate debt. The Company uses derivative financial instruments to limit the exposure to interest rate changes associated with its borrowings. The use of derivative financial instruments carries certain risks, including the risk that the counterparties to these contractual arrangements are not able to perform under the agreements. To mitigate this risk, the Company only enters into derivative financial instruments with counterparties with high credit ratings and with major financial institutions with which the Company and its related parties may also have other financial relationships. The Company does not anticipate that any of the counterparties will fail to meet their obligations. (For further detail refer to Note 7 – Loans Payable).

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

As of December 31, 2022, lease expirations related to the Company’s portfolio of real estate assets, (excluding the SF Property), based on each asset’s fair value used in determining our NAV, were as follows:

•
2023 – 2024 – 0.0%
•
2025 – 2027 – 18.4%
•
2028 – 2030 – 16.7%
•
After 2031 – 64.9%

As of December 31, 2022, the industry concentration of the Company’s portfolio of real estate assets, based on each asset’s fair value used in determining our NAV, was as follows:

•
Multifamily – 34.5%
•
Single Tenant Office - 33.5%
•
Single Tenant Industrial – 28.6%
•
Single Tenant Necessity Retail – 1.7%
•
Single Tenant Life Sciences – 1.7%

As of December 31, 2022, the geographic concentration of the Company’s portfolio of real estate assets, based on each asset’s fair value used in determining our NAV, was as follows:

•
Texas – 28.8%
•
Ohio – 28.1%
•
California – 15.8%
•
South Carolina – 7.1%
•
Maryland – 6.0%
•
Arizona – 4.1%
•
New Jersey – 2.5%

•
Illinois – 2.3%
•
Pennsylvania – 2.1%
•
Michigan – 1.7%
•
Kansas – 1.3%
•
Indiana – 0.2%

As of December 31, 2022, the investment type concentration of the Company’s portfolio of real estate assets, based on each asset’s fair value used in determining our NAV, was as follows:

•
Common Equity – 95.6%
•
Mezzanine Loan – 2.3%
•
Preferred Equity – 2.1%

As of December 31, 2022, the tenant credit profile concentration of the Company’s portfolio of real estate assets, excluding the Company's multifamily properties, based on each asset’s fair value used in determining our NAV, was as follows:

•
Investment Grade1 – 49.1%
•
Unrated – 44.2%
•
Non-Investment Grade – 6.7%

1Includes Daimler Trucks North America, LLC. Daimler Truck Holding AG, the parent company of Daimler Trucks North America, LLC, is rated BBB+ by Moody’s. Daimler Truck Holding AG does not guarantee the lease.

As of December 31, 2022, the maturity concentration of debt secured by our portfolio of real estate assets, based on principal balances and adjusted for ownership percentage, was as follows:

•
2023 – 2024 – 12.1%
•
2025 – 2027 – 2.7%
•
2028 – 2030 – 39.9%
•
After 2031 – 45.3%

As of December 31, 2022, the weighted average lease term remaining of the Company’s portfolio of real estate assets (excluding multifamily, mezzanine and preferred equity investments), based on each asset’s fair value used in determining our NAV, was 8.2 years.

As of December 31, 2022, the weighted average occupancy of the Company’s portfolio of real estate assets, based on each asset’s fair value used in determining our NAV, was 95.1%. For our industrial, retail and office investments, occupancy includes all leased square footage as of the date indicated. For our multifamily investments, occupancy is defined as the percentage of units occupied on the date indicated.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

An evaluation of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Annual Report on Form 10-K was made under the supervision and with the participation of the Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based upon this evaluation, the CEO and CFO have concluded that the disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by SEC rules and forms and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is accumulated and communicated to the Company’s management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of management, including the CEO and CFO, the Company carried out an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2022 based on the “Internal Control-Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2022.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 11. Executive Compensation*

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters*

Item 13. Certain Relationships and Related Transactions, and Director Independence*

Item 14. Principal Accounting Fees and Services*

__________________________

*

The information that is required by Items 10, 11, 12, 13 and 14 (other than the information included in this Annual Report on Form 10-K) is incorporated herein by reference from the definitive proxy statement relating to the 2023 Annual Meeting of Stockholders of the Company, which is to be filed with the U.S. Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, no later than 120 days after the end of the Company’s fiscal year ended December 31, 2022.

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

10.27

Managing Broker-Dealer Agreement by and among CF Net Lease Portfolio IV DST, Cantor Fitzgerald Income Trust Operating Partnership, L.P, Cantor Fitzgerald & Co, and Cantor Fitzgerald Income trust, Inc (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on November 30, 2021)

10.28

Second Amended and Restated Trust Agreement by and among Cantor Fitzgerald Income Trust Operating Partnership, L.P, and CF Net Lease Portfolio Manager IV, LLC (incorporated by reference to Exhibit 10.2 of the Company's Form 8-K filed on November 30, 2021)

10.29

Purchase and Sale Agreement by and between SE Columbus AM, LLC and CIFM Acquisitions, LLC, dated as of February 15, 2022, as amended on February 25, 2022 (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q filed on May 16, 2022)

10.30

Agreement to Purchase Apartments by and between Hilltop Conroe, LP and CFIM Acquisitions, LLC dated March 2, 2022 (incorporated by reference to Exhibit 10.31 to the Company's Post-Effective Amendment No.2 filed on July 13, 2022

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

The following materials from Cantor Fitzgerald Income Trust, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2022 are formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Changes in Equity; (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CANTOR FITZGERALD INCOME TRUST, INC.

Date: March 30, 2023	By:	/s/ Howard W. Lutnick
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

Name	Title	Date

/s/ Howard W. Lutnick	Chief Executive Officer and Chairman of the Board of Directors	March 30, 2023
Howard W. Lutnick	(Principal Executive Officer)

/s/ John C. Griffin	Chief Financial Officer	March 30, 2023
John C. Griffin	(Principal Financial Officer and Principal Accounting Officer)

/s/ Arthur F. Backal	Director	March 30, 2023
Arthur F. Backal

/s/ John M. Matteson	Director	March 30, 2023
John M. Matteson

/s/ Dean Palin	Director	March 30, 2023
Dean Palin

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Cantor Fitzgerald Income Trust, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cantor Fitzgerald Income Trust, Inc. (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allocation of Purchase Price for Investments in Real Estate
Description of the Matter

For the year ending December 31, 2022, the Company acquired properties for an aggregate purchase price of $350,887,000. As described in Note 2, Note 3 and Note 4 to the consolidated financial statements, the Company allocates the purchase price to acquired tangible assets, consisting of land, buildings and improvements, and to identified intangible assets and liabilities, consisting of the value of above-market leases, below-market leases, and in-place leases, based in each case on their respective fair values. The assumptions used in the allocation of purchase price for investments in real estate, include current market rental rates, rental growth rates, capitalization and discount rates, interest rates and other variables which require significant judgment.

Auditing the allocation of the purchase price of the tangible and intangible assets and liabilities acquired of the Company’s investment in real estate was complex because of the highly judgmental nature and sensitivity of the assumptions used in the valuation model. These assumptions were calculated and applied to each newly acquired property.

How We Addressed the Matter in Our Audit

To test the judgment used by management in determining the assumptions used in measuring the fair value of the tangible and identified intangible assets and liabilities, among other procedures, we involved valuation specialists to evaluate the methodology applied by management in determining the fair value. To assess the significant assumptions used by management, on a sample basis we obtained and evaluated the third-party purchase price allocation reports, analyzed the reasonableness of the assumptions used by management, such as current market rental rates, rental growth rates, capitalization and discount rates, interest rates and other variables to external market sources, and considered external market sources to identify potential sources of contrary information.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2016.

New York, New York

March 30, 2023

CANTOR FITZGERALD INCOME TRUST, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2022	December 31, 2021
Assets
Investment in real estate, net of accumulated depreciation of $38,540,964 and $18,256,155, respectively	$922,493,164	$609,708,084
Cash and cash equivalents	27,642,348	15,361,059
Restricted cash	10,891,073	3,665,085
Investments in real estate-related assets	30,622,470	31,458,326
Intangible assets, net of accumulated amortization of $23,812,044 and $10,903,590, respectively	85,131,169	61,583,894
Operating lease right-of-use asset	16,383,138	16,466,271
Derivative assets, at fair value	9,020,255	—
Prepaid expenses and other assets	9,925,732	5,701,723
Deferred rent receivable	9,251,165	5,716,375
Due from related party	576,257	415,835
Stock subscriptions receivable	—	419,684
Accrued preferred return receivable	—	81,018
Accrued income from mezzanine loan investment	—	72,498
Total assets	$1,121,936,771	$750,649,852
Liabilities and Equity
Liabilities
Loans payable, net of deferred financing costs of $4,927,048 and $3,798,470, respectively	$461,841,386	$356,088,714
Intangible liabilities, net of accumulated amortization of $3,914,404 and $2,201,745, respectively	21,271,908	9,285,256
Operating lease liability	16,383,138	16,466,271
Distributions payable	6,849,076	6,311,100
Restricted reserves	7,850,305	3,932,628
Due to related parties	6,496,398	2,109,833
Deferred revenue	1,233,788	1,404,670
Accrued interest payable	1,649,465	802,286
Accounts payable and accrued expenses	3,031,670	149,792
Derivative liabilities, at fair value	—	157,709
Total liabilities	526,607,134	396,708,259
Commitments and contingencies (Note 12)
Stockholders' equity
Controlling interest
Preferred stock, $0.01 par value per share, 50,000,000 shares authorized, and 0 issued and outstanding at each December 31, 2022 and December 31, 2021	—	—
Class AX common stock, $0.01 par value per share, 10,000,000 shares authorized, and 3,864,320 and 3,441,219 issued and outstanding at December 31, 2022 and December 31, 2021, respectively	38,643	34,412
Class TX common stock, $0.01 par value per share, 5,000,000 shares authorized, and 719,803 and 1,319,066 issued and outstanding at December 31, 2022 and December 31, 2021, respectively	7,198	13,191
Class IX common stock, $0.01 par value per share, 5,000,000 shares authorized, and 1,222,180 and 1,203,025 issued and outstanding at December 31, 2022 and December 31, 2021, respectively	12,222	12,030
Class T common stock, $0.01 par value per share, 100,000,000 shares authorized, and 1,280,789 and 555,074 issued and outstanding at December 31, 2022 and December 31, 2021, respectively	12,809	5,551
Class S common stock, $0.01 par value per share, 20,000,000 shares authorized, and 6,910 and 4,362 issued and outstanding at December 31, 2022 and December 31, 2021, respectively	69	44
Class D common stock, $0.01 par value per share, 60,000,000 shares authorized, and 531,864 and 275,596 issued and outstanding at December 31, 2022 and December 31, 2021, respectively	5,318	2,756
Class I common stock, $0.01 par value per share, 200,000,000 shares authorized, and 7,582,500 and 2,707,306 issued and outstanding at December 31, 2022 and December 31, 2021, respectively	75,825	27,073
Additional paid-in capital	389,390,600	238,954,331
Retained earnings/accumulated deficit and cumulative distributions	(55,143,655)	(30,111,852)
Accumulated other comprehensive income/(loss)	902,026	(15,771)
Total controlling interest	335,301,055	208,921,765
Non-controlling interests in subsidiaries	260,028,582	145,019,828
Total stockholders' equity	595,329,637	353,941,593
Total liabilities and stockholders' equity	$1,121,936,771	$750,649,852
The accompanying notes are an integral part of these consolidated financial statements

CANTOR FITZGERALD INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the	For the
	Year Ended	Year Ended
	December 31, 2022	December 31, 2021
Revenues:
Rental revenues	$58,158,010	$30,225,535
Preferred return income	967,092	953,926
Income from mezzanine loan investment	1,031,618	1,017,379
Other property operating revenues	12,686,416	4,148,797
Total revenues	72,843,136	36,345,637
Operating expenses (income):
General and administrative expenses	5,782,392	1,578,878
Depreciation and amortization	32,970,085	16,311,832
Management fees	5,690,513	2,843,044
Property operating expenses	22,844,882	9,667,741
Total operating expenses	67,287,872	30,401,495
Other income (expense):
Income/(loss) from investments in real estate-related assets	(475,390)	(95,813)
Interest income	183,934	10,511
Interest expense	(16,672,076)	(8,795,368)
Total other income (expense)	(16,963,532)	(8,880,670)
Net income (loss)	(11,408,268)	(2,936,528)
Net income (loss) attributable to non-controlling interest	(6,396,047)	(2,239,407)
Net income (loss) attributable to common stockholders	$(5,012,221)	$(697,121)
Weighted average shares outstanding	13,167,528	7,811,955
Net income (loss) per common share - basic and diluted	$(0.38)	$(0.09)

The accompanying notes are an integral part of these consolidated financial statements.

CANTOR FITZGERALD INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the	For the
	Year Ended	Year Ended
	December 31, 2022	December 31, 2021
Net income (loss)	$(11,408,268)	$(2,936,528)
Other comprehensive income (loss)
Unrealized gain (loss) on derivative instruments	9,177,964	(157,709)
Comprehensive income (loss)	(2,230,304)	(3,094,237)
Amounts attributable to noncontrolling interests
Net income (loss)	(6,396,047)	(2,239,407)
Unrealized gain (loss) on derivative instruments	8,260,168	(141,938)
Comprehensive income (loss) attributable to noncontrolling interests	1,864,121	(2,381,345)
Comprehensive income (loss) attributable to common stockholders	$(4,094,425)	$(712,892)

The accompanying notes are an integral part of these consolidated financial statements.

CANTOR FITZGERALD INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Controlling Interest
																Retained Earnings/
	Common Stock														Additional	Accumulated Deficit and	Accumulated Other	Non-	Total
	Class AX		Class TX		Class IX		Class I		Class T		Class D		Class S		Paid-In	Cumulative	Comprehensive	controlling	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Distributions	Income/(loss)	interest	Equity
Balance as of January 1, 2021	3,458,541	$34,585	1,472,875	$14,729	1,218,108	$12,181	160,013	$1,600	44,884	$449	39,281	$393	1,567	$16	$161,040,483	$(17,735,594)	$—	$2,150,741	$145,519,583
Common stock	126,710	1,267	(126,811)	(1,268)	-	-	2,533,229	25,332	508,120	5,081	237,685	2,376	2,789	28	80,467,206	—	—	—	80,500,022
Common stock repurchased	(222,440)	(2,224)	(58,754)	(588)	(42,321)	(423)	—	—	—	—	(3,746)	(37)	—	—	(7,976,985)	—	—	—	(7,980,257)
Distribution reinvestment	78,408	784	31,756	318	27,238	272	14,064	141	2,070	21	2,376	24	6	—	3,786,535	—	—	—	3,788,095
Offering costs, commissions and fees	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,054,011)	—	—	—	(1,054,011)
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(697,121)	—	(2,239,407)	(2,936,528)
Distributions declared on common stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(11,679,137)	—	—	(11,679,137)
Designated derivatives, fair value adjustments	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(15,771)	(141,938)	(157,709)
Acquired or syndicated ownership interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	2,691,103	—	—	—	2,691,103
Non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	145,250,432	145,250,432
Balance as of December 31, 2021	3,441,219	$34,412	1,319,066	$13,191	1,203,025	$12,030	2,707,306	$27,073	555,074	$5,551	275,596	$2,756	4,362	$44	$238,954,331	$(30,111,852)	$(15,771)	$145,019,828	$353,941,593

	Controlling Interest
																Retained Earnings/
	Common Stock														Additional	Accumulated Deficit and	Accumulated Other	Non-	Total
	Class AX		Class TX		Class IX		Class I		Class T		Class D		Class S		Paid-In	Cumulative	Comprehensive	controlling	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Distributions	Income/(loss)	interest	Equity
Balance as of January 1, 2022	3,441,219	$34,412	1,319,066	$13,191	1,203,025	$12,030	2,707,306	$27,073	555,074	$5,551	275,596	$2,756	4,362	$44	$238,954,331	$(30,111,852)	(15,771)	$145,019,828	$353,941,593
Common stock	539,940	5,399	(540,352)	(5,404)	—	—	4,885,887	48,859	730,867	7,309	281,343	2,813	2,517	25	154,930,102	—	—	—	154,989,103
Common stock repurchased	(197,624)	(1,976)	(79,335)	(793)	(6,722)	(67)	(87,524)	(875)	(15,029)	(150)	(32,152)	(322)	—	—	(11,040,908)	—	—	—	(11,045,091)
Distribution reinvestment	80,785	808	20,424	204	25,877	259	76,831	768	9,877	99	7,077	71	31	—	5,782,226	—	—	—	5,784,435
Offering costs, commissions and fees	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,426,578)	—	—	—	(2,426,578)
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(5,012,221)	—	(6,396,047)	(11,408,268)
Distributions declared on common stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(20,019,582)	—	—	(20,019,582)
Designated derivatives, fair value adjustments	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	917,797	8,260,167	9,177,964
Acquired or syndicated ownership interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	3,191,427	—	—	—	3,191,427
Non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	113,144,634	113,144,634
Balance as of December 31, 2022	3,864,320	$38,643	719,803	$7,198	1,222,180	$12,222	7,582,500	$75,825	1,280,789	$12,809	531,864	$5,318	6,910	$69	$389,390,600	$(55,143,655)	$902,026	$260,028,582	$595,329,637

The accompanying notes are an integral part of these consolidated financial statements.

CANTOR FITZGERALD INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the	For the
	Year Ended	Year Ended
	December 31,	December 31,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$(11,408,268)	$(2,936,528)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	33,775,679	16,642,727
Loss from investments in real estate-related assets	475,390	95,813
Amortization of above-market lease intangibles	196,378	134,097
Amortization of below-market lease intangibles	(1,685,860)	(924,998)
Changes in assets and liabilities:
Proceeds from investments in real estate-related assets	360,466	412,801
(Increase) in deferred rent receivable	(3,534,790)	(3,928,109)
Decrease/(increase) in accrued preferred return receivable	81,018	(81,018)
Decrease/(increase) in accrued income from mezzanine loan investment	72,498	(72,498)
(Increase) in due from related party	(160,422)	(140,371)
(Increase) in prepaid expenses and other assets	(4,224,009)	(5,269,955)
Increase in due to related parties	4,577,069	1,350,821
(Decrease)/increase in deferred revenue	(170,882)	834,308
Increase in restricted reserves	3,917,677	3,732,141
Increase/(decrease) in accounts payable and accrued expenses	89,001	(425,133)
(Decrease)/increase in distribution payable	(410,919)	420,449
Increase in accrued interest payable	847,179	529,086
Net cash provided by operating activities	22,797,205	10,373,633
Cash flows from investing activities:
Acquisition of real estate	(112,626,398)	(128,443,281)
Cash used in investing activities	(112,626,398)	(128,443,281)
Cash flows from financing activities:
Borrowings and paydowns under credit facility	(8,850,000)	28,850,000
Proceeds from issuance of common stock, net	153,477,026	77,661,566
Distributions	(18,159,796)	(7,489,752)
Payments from redemptions of common stock	(8,937,536)	(7,294,935)
Non-controlling interest distributions	(9,450,480)	(1,598,378)
Syndicated ownership interest	3,191,427	16,807,073
Payment of deferred financing costs	(1,934,171)	(3,364,612)
Net cash provided by financing activities	109,336,470	103,570,962
Net increase/(decrease) in cash and cash equivalents and restricted cash	19,507,277	(14,498,686)
Cash and cash equivalents and restricted cash, at beginning of period	$19,026,144	$33,524,830
Cash and cash equivalents and restricted cash, at end of period	$38,533,421	$19,026,144
Reconciliation of cash and cash equivalents and restricted cash
Cash and cash equivalents	$27,642,348	$15,361,059
Restricted cash	10,891,073	3,665,085
Total cash and cash equivalents and restricted cash	$38,533,421	$19,026,144
Supplemental disclosure of cash flow information:
Cash paid for interest	$16,610,576	$8,003,646
Non-cash investing and financing activities:
Distribution reinvestment	$5,784,435	$3,788,095
Distributions payable	$948,895	$649,294
Assumption of loans payable in conjunction with acquisitions of real estate	$115,731,250	$246,892,000
Acquired non-controlling interests	$132,570,081	$136,627,054

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

On February 2, 2016, the Company was capitalized with a $200,001 investment by the Company’s sponsor, Cantor Fitzgerald Investors, LLC (“CFI”) through the purchase of 8,180 Class A shares. In addition, a wholly owned subsidiary of CFI, Cantor Fitzgerald Income Trust OP Holdings, LLC, formerly known as Rodin Global Property Trust OP Holdings, LLC, (the “Special Unit Holder”), has invested $1,000 in the Operating Partnership and has been issued a special class of limited partnership units (“Special Units”), which is recorded as a non-controlling interest on the consolidated balance sheet as of December 31, 2022. The Company registered with the Securities and Exchange Commission (“SEC”) an offering of up to $1.25 billion in shares of common stock, consisting of up to $1.0 billion in shares in the Company’s primary offering (the “Primary Offering”) and up to $250 million in shares pursuant to its distribution reinvestment plan (the “DRP”, and together with the Primary Offering, the “Initial Offering”). On May 18, 2017, the Company satisfied the minimum offering requirement as a result of CFI’s purchase of $2.0 million in Class I shares (the “Minimum Offering Requirement”). On March 20, 2020, the Company filed a registration statement on Form S-11 with the SEC for a proposed second public offering (the “Follow-On Offering”). Subsequently, on July 31, 2020, the Company terminated the Primary Offering but is continuing to offer up to $50.0 million of common stock pursuant to the DRP. On August 10, 2020, the SEC declared the Follow-On Offering effective. In the Follow-On Offering, the Company is offering up to $1 billion in shares of common stock in a primary offering on a best efforts basis and $250 million in shares of common stock to be issued pursuant to the DRP. On July 30, 2020, the Company, amended its charter (as amended, the “Charter”) to redesignate its currently issued and outstanding Class A shares of common stock, Class T shares of common stock and Class I shares of common stock as “Class AX Shares,” “Class TX Shares” and “Class IX Shares,” respectively. In addition, on July 30, 2020, as set forth in the Charter, the Company has reclassified the authorized but unissued portion of its common stock into four additional classes of common stock: Class T Shares, Class S Shares, Class D Shares, and Class I Shares. The Class AX shares, Class TX shares and Class IX shares generally have the same rights, including voting rights, as the Class T shares, Class S shares, Class D shares and Class I shares that the Company is offering pursuant to the Follow-On Offering (Refer to Note 8 – Stockholders’ Equity).

Upon commencement of the Follow-On Offering, on August 10, 2020, the Company began operating as a non-exchange traded perpetual-life REIT instead of operating as a REIT of finite duration. In connection with the determination to operate as a perpetual-life REIT, the Company’s board of directors has determined to update the Company’s investment strategy. Currently, the Company intends to invest in a diversified portfolio of income-producing commercial and multifamily real-estate and debt secured by commercial real estate located primarily in the United States. The Company will seek to invest: (a) at least 80% of its assets in properties and real estate-related debt; and (b) up to 20% of its assets in real estate-related securities.

As of December 31, 2022, the Company owned the following investments:

•
A retail property located in Grand Rapids, Michigan (the “GR Property”).
•
An office property located in Fort Mill, South Carolina (the “FM Property”).
•
An office property located in Columbus, Ohio (the “CO Property”).
•
A flex industrial property located in Lewisville, TX (the “Lewisville Property”).
•
A controlling interest in a Delaware Statutory Trust, CF Net Lease Portfolio IV DST (the "DST"), which owns seven properties (individually, a "DST Property" and collectively the "DST Properties").
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

CANTOR FITZGERALD INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
•
A controlling interest of (97%) in a multifamily property located in Carrolton, Texas (the “Keller Property”) through a joint venture (the “Keller JV”) with an unrelated third party.
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
•
An industrial dry/cold storage facility located in Columbus, OH (the "Fisher Road Property").
•
A controlling interest of (96.46%) in a multifamily property located in Conroe, TX (the "Longmire Property") through a joint venture (the "Longmire JV") with an unrelated third party.
•
A controlling interest of (10%) in a Delaware Statutory Trust, (the "ON3 DST), which owns an office located in Nutley, NJ (the "ON3 Property").
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
•
An acre of land located in Greenfield, IN (the "Mount Comfort Land").

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

Variable Interest Entities

The Company determines if an entity is a VIE in accordance with guidance in Accounting Standards Codification (“ASC”) Topic 810, Consolidation. For an entity in which the Company has acquired an interest, the entity will be considered a VIE if both of the following characteristics are not met: 1) the equity investors in the entity have the characteristics of a controlling financial interest, and 2) the equity investors’ total investment at risk is sufficient to finance the entity’s activities without additional subordinated financial support. The Company makes judgments regarding the sufficiency of the equity at risk based first on a qualitative analysis, then a quantitative analysis, if necessary. A qualitative analysis is generally based on a review of the design of the entity, including its control structure and decision-making abilities, and also its financial structure. In a quantitative analysis, the Company would incorporate various estimates, including estimated future cash flows, assumed hold periods and capitalization or discount rates.

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

The Company evaluates all of its investments in real estate-related assets to determine if they are VIEs utilizing judgments and estimates that are inherently subjective. If different judgments or estimates were used for these evaluations, it could result in differing conclusions as to whether or not an entity is a VIE and whether or not to consolidate such entity. As of December 31, 2022, and December 31, 2021, the Company concluded that it had investments in VIEs. Refer to Note 10 – Variable Interest Entities for additional information.

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

Restricted Cash

Restricted cash consists primarily of amounts held by lenders in escrow accounts for real estate taxes, and other lender reserves for certain properties and the minimum liquidity amounts required under the covenants of the credit facility agreement.

Deferred Rent Receivable

Deferred rent receivable represents rent earned in excess of rent received as a result of straight-lining rents over the terms of the leases on the FM Property, the CO Property, the Lewisville Property, the SF Property, the Buchanan Property, a Delaware Statutory Trust, CF Net Lease Portfolio IV DST (the "DST"), the Madison Ave Property, the Valencia Property, the De Anza Property, the Fisher Road Property, the ON3 Property, and the Mount Comfort Land in accordance with ASC Topic 842, Leases. As of December 31, 2022, and December 31, 2021, Deferred rent receivable was $9,251,165 and $5,716,375, respectively.

Prepaid Expenses and Other Assets

Prepaid expenses and other assets consist primarily of prepaid operating expenses and reimbursements due from tenants.

CANTOR FITZGERALD INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

As of March 31, 2022, The Company changed its presentation of Restricted cash as a separate line in the consolidated balance sheets. Previously, restricted cash was included in the Cash and cash equivalents line in the Company's consolidated balance sheets.

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

The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate assets may not be recoverable. Impairment indicators that the Company considers include, but are not limited to, bankruptcy or other credit concerns of a property’s major tenant, such as a history of late payments, rental concessions and other factors, a significant decrease in a property’s revenues due to lease terminations, vacancies, co-tenancy clauses, reduced lease rates or other circumstances. When indicators of potential impairment are present, the Company assesses the recoverability of the assets by determining whether the carrying amount of the assets will be recovered through the undiscounted future cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying amount, the Company will adjust the real estate assets to their respective fair values and recognize an impairment loss. Generally, fair value is determined using a discounted cash flow analysis and recent comparable sales transactions. As of December 31, 2022 and December 31, 2021, no impairment losses have been identified.

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

Income recognition is suspended for a mezzanine loan investment at the earlier of the date at which payments become 90-days past due or when, in the opinion of management, a full recovery of income and principal becomes doubtful. When the ultimate collectability of the principal of an impaired mezzanine loan investment is in doubt, all payments are applied to principal under the cost recovery method. When the ultimate collectability of the principal of an impaired mezzanine loan investment is not in doubt, contractual income from mezzanine loan is recorded as income from mezzanine loan when received, under the cash basis method until an accrual is resumed when the mezzanine loan investment becomes contractually current, and performance is demonstrated to be resumed. A mezzanine loan investment is written off when it is no longer realizable and/or legally discharged. As of December 31, 2022 and December 31, 2021, no impairment losses have been identified.

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

Income recognition is suspended for a preferred equity investment at the earlier of the date at which payments become 90-days past due or when, in the opinion of management, a full recovery of income and principal becomes doubtful. When the ultimate collectability of the principal of an impaired preferred equity investment is in doubt, all payments are applied to principal under the cost recovery method. When the ultimate collectability of the principal of an impaired preferred equity investment is not in doubt, contractual preferred return income is recorded as preferred return income when received, under the cash basis method until an accrual is resumed when the preferred return investment becomes contractually current, and performance is demonstrated to be resumed. A preferred return investment is written off when it is no longer realizable and/or legally discharged. As of December 31, 2022, and December 31, 2021, no impairment losses have been identified.

Unconsolidated Equity Method Investments

The Company performs consolidation analysis in accordance with ASC Topic 810, Consolidation, as described in the “Variable Interest Entities” section of this Note 2. The Company has determined, as a result of its analysis, that it is not the primary beneficiary of its investment in the Station DST, and therefore has not consolidated the entity. The Company has accounted for its investment in the Station DST, which is controlled and managed by CFI, under the equity method of accounting, and included within Investments in real estate-related assets on the Company’s consolidated balance sheet. In accordance with ASC Topic 323, Investments-Equity Method and Joint Ventures, the Company is able to exercise significant influence over this investee. Under the equity method, the investment is

CANTOR FITZGERALD INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

adjusted each period for capital contributions and distributions and its share of the entity’s net income (loss). Capital contributions, distributions and net income (loss) of such entity is recorded in accordance with the terms of the governing documents. An allocation of net income (loss) may differ from the stated ownership percentage interest in such entity as a result of preferred returns and allocation formulas, if any, as described in such governing documents. Investments in real estate-related assets are periodically reviewed for impairment based on projected cash flows from the underlying investment. If an impairment is identified, the carrying value of the investment will be reduced to the anticipated recoverable amount. As of December 31, 2022 and December 31, 2021, no impairment has been identified.

Deferred Financing Costs

Costs incurred in connection with obtaining financing are capitalized and amortized over the term of the related loan on a straight-line basis, which approximates the effective interest method. The carrying value of the deferred financing costs as of December 31, 2022 and December 31, 2021 was $4,927,048 and $3,798,470, respectively, which is net of accumulated amortization of $1,294,530 and $488,937, respectively, and recorded as an offset to the related debt. For the years ended December 31, 2022 and December 31, 2021, amortization of deferred financing costs was $805,593 and $330,895, respectively, and is included in Interest expense on the accompanying consolidated statements of operations.

Revenue Recognition

Rental revenue is recognized on a straight-line basis over the life of the respective leases.

Preferred return income from the Company’s preferred equity investment is recognized when earned and accrued based on the outstanding investment balance.

Income from mezzanine loan investment is recognized when earned and accrued based on the outstanding loan balance.

Other Property Operating Revenues

Other property operating revenues include tenant reimbursement income and revenues received from tenants to cover utilities and other amenities. The tenant reimbursement income is derived from certain property operating expenses, including real estate taxes and insurance, among others, that are paid by the Company and are reimbursed by the tenants of the Company’s properties pursuant to the terms of the respective leases. These reimbursements and other revenues received from tenants are reflected as Other property operating revenues in the accompanying consolidated statements of operations, which, for the year ended December 31, 2022 and December 31, 2021 was $12,686,416 and $4,148,797, respectively.

Property Operating Expenses

Certain property operating expenses, including real estate taxes and insurance, among others, are paid by the Company and may be reimbursed by the tenants of the Company’s properties pursuant to the terms of the respective leases. These expenses incurred are reflected as Property operating expenses in the accompanying consolidated statements of operations, which for the year ended December 31, 2022 and December 31, 2021 was $22,844,882 and $9,667,741, respectively.

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

CANTOR FITZGERALD INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Stock Subscriptions Receivable

As prescribed by ASC Topic 505, Equity, Stock subscriptions receivable represent the purchase of common stock for which the Company has not yet received payment from the purchaser. As of December 31, 2022 and December 31, 2021, Stock subscriptions receivable were $0 and $419,684, respectively. The amounts of outstanding Stock subscriptions receivable as of December 31, 2021 were received by the Company during January 2022.

Due from Related Party

Due from related party includes amounts due from the Advisor relating to the payment of certain federal and blue sky registration fees, as well as reimbursable expenses paid on behalf of the Company which at December 31, 2022 and December 31, 2021 was $576,257 and $415,835, respectively.

Deferred Revenue

Deferred revenue represents unearned rent received in advance from tenants at certain of the Company’s properties, which at December 31, 2022 and December 31, 2021 were $1,233,788 and $1,404,670, respectively.

Distribution Payable

Distribution payable is comprised of amounts of distributions declared by the Company but not yet paid and accrued distributions relating to the Performance Participation Allocation (as defined below in Note 8 – Stockholder’s Equity).

Also included within distribution payable is $9,530 due to certain specific affiliates, including the Sponsor, who are entitled to distributions based on their indirect equity interest in the Summerfield DST (as further described in Note 9 – Related Party Transactions). As of December 31, 2022, return of capital distributions were and are derived from net escrow break proceeds from the syndication of the Summerfield DST beneficial interest offering, with the related proceeds held and reported in cash and cash equivalents on the accompanying consolidated balance sheet.

As of December 31, 2022 and December 31, 2021 the aggregate total amount of distribution payable reported by the Company was $6,849,076 and $6,311,100, respectively.

Restricted Reserves

Restricted reserves is comprised of amounts received from tenants at certain of the Company’s properties for recoverable property operating expenses to be paid by the Company on behalf of the tenants, pursuant to the terms of the respective lease arrangements, which at December 31, 2022 and December 31, 2021 was $7,850,305 and $3,932,628, respectively.

Due to Related Parties

Due to related parties is comprised of amounts contractually owed by the Company for various services provided to the Company from related parties, which at December 31, 2022 and December 31, 2021 were $6,496,398 and $2,109,833, respectively (See Note 9 – Related Party Transactions).

CANTOR FITZGERALD INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Organization and Offering Costs

The Advisor has agreed to pay, on behalf of the Company, all organizational and offering costs (including legal, accounting, and other costs attributable to the Company’s organization and offering, but excluding upfront selling commissions, dealer manager fees and distribution fees) (“O&O Costs”) through the first anniversary of the date on which the Company satisfied the Minimum Offering Requirement, which was May 18, 2018 (the “Escrow Break Anniversary”). After the Escrow Break Anniversary, the Advisor, in its sole discretion, may pay some or all of the additional O&O Costs incurred, but is not required to do so. To the extent the Advisor pays such additional O&O Costs, the Company is obligated to reimburse the Advisor subject to the 1% Cap (as defined below). Following the Escrow Break Anniversary, the Company began reimbursing the Advisor for payment of O&O Costs on a monthly basis, which continued through the period ended May 18, 2021; provided, however, that the Company was not obligated to pay any amounts that as a result of such payment would cause the aggregate payments for O&O Costs (less selling commissions, dealer manager fees and distribution fees) paid to the Advisor to exceed 1% of gross proceeds from all the Company’s public offerings (the “1% Cap”), as of such payment date. Any amounts not reimbursed in any period are included in determining any reimbursement liability for a subsequent period. As of December 31, 2022, the Advisor has continued to pay all O&O Costs on behalf of the Company.

As of December 31, 2022, and December 31, 2021, the Advisor has incurred O&O Costs on the Company’s behalf of $12,613,362 and $11,460,817, respectively. As of December 31, 2022, and December 31, 2021, the Company is obligated to reimburse the Advisor for O&O Costs in the amount of $61,210 and $100,391, respectively, which is included within Due to related parties in the accompanying consolidated balance sheets. As of December 31, 2022, and December 31, 2021, organizational costs of $90,675 , were expensed, and offering costs of $3,811,650 and $2,314,366, respectively, were charged to stockholders’ equity. As of December 31, 2022, and December 31, 2021, the Company has made reimbursement payments of $3,841,115 and $2,304,650, respectively, to the Advisor for O&O Costs incurred.

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

Earnings Per Share

Basic net income (loss) per share of common stock is determined by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is determined by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period, including common stock equivalents. As of December 31, 2022, and December 31, 2021, there were no material common stock equivalents that would have a dilutive effect on net income (loss) per share for common stockholders. All classes of common stock are allocated net income (loss) at the same rate per share.

For the years ended December 31, 2022 and December 31, 2021, basic and diluted net loss per share was $(0.38) and $(0.09), respectively.

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

CANTOR FITZGERALD INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

New Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires financial assets that are measured at amortized cost to be presented, net of an allowance for credit losses, at the amount expected to be collected over their estimated life. Expected credit losses for newly recognized financial assets, as well as changes to credit losses during the period, are recognized in earnings. For certain purchased financial assets with deterioration in credit quality since origination (“PCD assets”), the initial allowance for expected credit losses will be recorded as an increase to the purchase price. Expected credit losses, including losses on off-balance-sheet exposures such as lending commitments, will be measured based on historical experience, current conditions and reasonable and supportable forecasts that affect the collectability of the reported amount. In November 2018, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, to clarify that operating lease receivables accounted for under ASC 842, Leases, are not in the scope of the new credit losses guidance, and, instead, impairment of receivables arising from operating leases should be accounted for in accordance with ASC 842, Leases. In April 2019, the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. The ASU makes changes to the guidance introduced or amended by ASU No. 2016-13 to clarify the scope of the credit losses standard and address guidance related to accrued interest receivable balances, recoveries, variable interest rates and prepayments, among other issues. The ASU also amends guidance in ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, and ASU No. 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. With respect to amendments to ASU No. 2017-12, the guidance addresses partial-term fair value hedges, fair value hedge basis adjustments, and certain transition requirements, along with other issues. In addition, in May 2019, the FASB issued ASU No. 2019-05, Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief. The amendments in this ASU allow entities, upon adoption of ASU No. 2016-13, to irrevocably elect the fair value option for financial instruments that were previously carried at amortized cost and are eligible for the fair value option under ASC 825-10, Financial Instruments: Overall. In November 2019, the FASB issued ASU No. 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842) Effective Dates. Pursuant to this ASU, the effective date of the new credit losses standard was deferred, and the new credit impairment guidance became effective for the Company on January 1, 2023. In addition, in November 2019, the FASB issued ASU No. 2019-11, Codification Improvements to Topic 326, Financial Instruments—Credit Losses. The amendments in this ASU require entities to include certain expected recoveries of the amortized cost basis previously written off, or expected to be written off, in the allowance for credit losses for PCD assets; provide transition relief related to troubled debt restructurings; allow entities to exclude accrued interest amounts from certain required disclosures; and clarify the requirements for applying the collateral maintenance practical expedient. The amendments in ASUs No. 2018-19, 2019-04, 2019-05, 2019-10 and 2019-11 are required to be adopted concurrently with the guidance in ASU No. 2016-13. The Company adopted the standards on their effective date January 1, 2023. The adoption of the new guidance is not expected to be material to the Company’s consolidated financial statements. Key implementation efforts have included model testing and validation, development of appropriate internal controls and drafting of new financial statement disclosures required by the standards.

In March 2020, the FASB issued ASU No. 2020-03, Codification Improvements to Financial Instruments. This ASU makes narrow-scope amendments related to various aspects pertaining to financial instruments and related disclosures by clarifying or improving the Codification. Certain guidance became effective for the Company for annual periods beginning January 1, 2020, and the adoption of this guidance did not have a material impact on the Company’s consolidated financial statements. The guidance related to credit losses became effective for the Company on January 1, 2023. The adoption of the new credit losses guidance is not expected to have a material impact on the Company’s consolidated financial statements.

CANTOR FITZGERALD INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The guidance is designed to provide relief from the accounting analysis and impacts that may otherwise be required for modifications to agreements (e.g., loans, debt securities, derivatives, and borrowings) necessitated by reference rate reform as entities transition away from LIBOR and other interbank offered rates to alternative reference rates. This ASU also provides optional expedients to enable companies to continue to apply hedge accounting to certain hedging relationships impacted by reference rate reform. Application of the guidance is optional and only available in certain situations. The ASU is effective upon issuance and generally can be applied through December 31, 2022. In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848): Scope. The amendments in this standard are elective and principally apply to entities that have derivative instruments that use an interest rate for margining, discounting, or contract price alignment that is modified as a result of reference rate reform (referred to as the “discounting transition”). The standard expands the scope of ASC 848, Reference Rate Reform and allows entities to elect optional expedients to derivative contracts impacted by the discounting transition. Similar to ASU No. 2020-04, provisions of this ASU are effective upon issuance and generally could be applied through December 31, 2022. In December 2022, the FASB issued ASU No. 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848. Because the current relief in ASC 848, Reference Rate Reform may not cover a period of time during which a significant number of modifications may take place, the amendments in ASU No. 2022-06 defer the sunset date from December 31, 2022 to December 31, 2024, after which entities will no longer be permitted to apply the relief in ASC 848. The ASU is effective upon issuance. Management is evaluating and planning for adoption of the new guidance, to determine the Company’s transition plan and facilitate an orderly transition to alternative reference rates, and continuing its assessment on the Company’s consolidated financial statements.

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

In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The standard improves the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice and inconsistency related to the recognition of an acquired contract liability, as well as payment terms and their effect on subsequent revenue recognized by the acquirer. The ASU requires companies to apply guidance in ASC 606, Revenue from Contracts with Customers, to recognize and measure contract assets and contract liabilities from contracts with customers acquired in a business combination, and, thus, creates an exception to the general recognition and measurement principle in ASC 805, Business Combinations. The new standard will become effective for the Company beginning January 1, 2024, can be applied prospectively for business combinations occurring on or after the effective date, and early adoption is permitted. Management is currently evaluating the impact of the new standard on the Company’s consolidated financial statements.

In March 2022, the FASB issued ASU No. 2022-02, Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. The guidance is intended to improve the decision usefulness of information provided to investors about certain loan refinancing, restructurings, and write-offs. The standard eliminates the recognition and measurement guidance on TDRs for creditors after they have adopted ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and requires them to make enhanced disclosures about loan modifications for borrowers experiencing financial difficulty. The new standard became effective for the Company beginning January 1, 2023. The guidance for recognition and measurement of TDRs will be applied using a prospective transition method, and the amendments related to disclosures will be applied prospectively. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

CANTOR FITZGERALD INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 – Investment in Real Estate

Investment in real estate, net consisted of the following at December 31, 2022 and December 31, 2021:

	December 31, 2022	December 31, 2021
Building and building improvements	$855,590,033	$545,727,805
Land	105,444,095	82,236,434
Total	961,034,128	627,964,239
Accumulated depreciation	(38,540,964)	(18,256,155)
Investment in real estate, net	$922,493,164	$609,708,084

As of December 31, 2022, the Company owned interests in 18 real properties and a plot of land as described below:

Portfolio	Ownership Percentage	Location	Number of Properties	Square Feet/ Acre	Remaining Lease Term(1)	Annualized Rental Income(3)	Acquisition Date	Purchase Price(4)
Walgreens Grand Rapids ("GR Property")	100%	Grand Rapids, MI	1	14,552	14.6 years(2)	$500,000	July 2017	$7,936,508
Daimler Trucks North America Office Building ("FM Property")	100%	Fort Mill, SC	1	150,164	6.0 years	$2,670,638	February 2018	$40,000,000
Alliance Data Systems Office Building ("CO Property")	100%	Columbus, OH	1	241,493	9.7 years	$3,362,844	July 2018	$46,950,000
Hoya Optical Labs of America ("Lewisville Property")	100%	Lewisville, TX	1	89,473	5.5 years	$937,060	November 2018	$14,120,000
Williams Sonoma Office Building ("SF Property")	75%	San Francisco, CA	1	13,907	0.0 years(6)	$0	September 2019	$11,600,000
Martin Brower Industrial Buildings ("Buchanan Property")	100%	Phoenix, AZ	1	93,302	9.2 years	$1,083,444	November 2019	$17,300,000
Multifamily Residential Property ("Keller Property")	97%	Carrolton, TX	1	255,627	multiple(5)	$4,647,552	February 2021	$56,500,000
Multifamily Residential Property ("Summerfield Property")	25%	Landover, MD	1	452,876	multiple(5)	$9,590,592	March 2021	$115,500,000
Amazon Last Mile Cleveland ("Madison Ave Property")	100%	Cleveland, OH	1	168,750	8.3 years	$1,555,254	May 2021	$30,800,000
Valencia California ("Valencia Property")	10%	Santa Clarita, CA	1	180,415	13.0 years	$5,323,193	July 2021	$92,000,000
De Anza Plaza Office Buildings ("De Anza Property")	100%	Cupertino, CA	1	83,959	8.6 years	$4,206,056	July 2021	$63,750,000
Multifamily Residential Property ("Kacey Property")	10%	Kingwood, TX	1	296,991	multiple(5)	$5,080,188	November 2021	$67,000,000
Multifamily Residential Property ("Industry Property")	10%	Columbus, OH	1	187,678	multiple(5)	$4,890,864	December 2021	$81,000,000
Mars Petcare Dry/Cold Storage Facility ("Fisher Road Property")	100%	Columbus, OH	1	465,256	4.4 years	$2,984,877	March 2022	$58,000,000
Multifamily Residential Property ("Longmire Property")	96.46%	Conroe, TX	1	231,720	multiple(5)	$2,992,800	April 2022	$43,400,000
Office Tower ("ON3 Property")	10%	Nutley, NJ	1	332,818	16.0 years	$7,245,828	April 2022	$131,667,000
Multifamily Residential Property ("West End Property")	10%	Lenexa, KS	1	299,813	multiple(5)	$4,950,180	August 2022	$69,375,000
Multifamily Residential Property ("Palms Property")	10%	Houston, TX	1	222,672	multiple(5)	$3,870,720	August 2022	$48,000,000
Land ("Mount Comfort Land")	100%	Greenfield, IN	0	1 - acre	13.0 years	$53,140	October 2022	$445,000

CANTOR FITZGERALD INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)
Reflects number of years remaining until the tenant’s first termination option.
(2)
On March 14, 2022, the tenant (Walgreens) of the GR Property SPE waived the lease termination option and extended the non-cancelable term of the lease by five years to July 31, 2037.
(3)
Reflects the average annualized rental income for the lease(s). Annualized rental income for the Keller Property, the Summerfield Property, the Kacey Property, the Industry Property, the Longmire Property, the West End Property, and the Palms Property is based on full occupancy.
(4)
Reflects the contract purchase price at 100% ownership as opposed to adjusted for current ownership percentage as applicable.
(5)
Indicates individual tenant leases (with a 1-year average lease term) for the multifamily residential properties.
(6)
The lease with William Sonoma expired on December 31, 2021. As of March 30, 2023, the SF Property is vacant.

Note 4 - Intangibles

The amortization of acquired above-market and/or below-market leases is recorded as an adjustment to Rental revenue on the consolidated statements of operations. For the years ended December 31, 2022 and December 31, 2021, the net amount of such amortization was included as an increase to rental income of $1,489,482 and $790,901, respectively.

The amortization of in-place leases is recorded as an adjustment to Depreciation and amortization expense on the consolidated statements of operations. For the year ended December 31, 2022 and December 31, 2021, the net amount of such amortization was $11,666,361 and $6,571,803, respectively.

The amortization of tax abatement on property improvements is recorded as an adjustment to Depreciation and amortization expense on the consolidated statements of operations. For the year ended December 31, 2022 and December 31, 2021, the net amount of such amortization was $1,045,714 and $87,143, respectively.

As of December 31, 2022, and December 31, 2021, the gross carrying amount and accumulated amortization of the Company’s intangible assets consisted of the following:

	December 31, 2022	December 31, 2021
Intangible assets:
In-place lease intangibles	$92,190,479	$55,734,750
Above-market lease intangibles	2,112,734	2,112,734
Tax abatement on property improvements intangibles	14,640,000	14,640,000
Total intangible assets	108,943,213	72,487,484
Accumulated amortization:
In-place lease amortization	(22,243,941)	(10,577,580)
Above-market lease amortization	(435,246)	(238,867)
Tax abatement on property improvements amortization	(1,132,857)	(87,143)
Total accumulated amortization	(23,812,044)	(10,903,590)
Intangible assets, net	$85,131,169	$61,583,894

The estimated future amortization on the Company’s intangible assets for each of the next five years and thereafter as of December 31, 2022 is as follows:

Year	In-place Lease Intangibles	Above-market Lease Intangibles	Tax Abatement on Property Improvements	Total
2023	9,143,737	196,378	1,045,714	10,385,829
2024	7,592,653	196,378	1,045,714	8,834,745
2025	7,274,653	196,378	1,045,714	8,516,745
2026	6,526,776	196,378	1,045,714	7,768,868
2027	5,280,474	196,378	1,045,714	6,522,566
Thereafter	34,128,245	695,598	8,278,573	43,102,416
	$69,946,538	$1,677,488	$13,507,143	$85,131,169

CANTOR FITZGERALD INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2022, and December 31, 2021, the gross carrying amount and accumulated amortization of the Company’s Intangible liabilities consisted of the following:

	December 31, 2022	December 31, 2021
Intangible liabilities:
Below-market lease intangibles	$25,186,312	$11,487,001
Accumulated amortization:
Below-market lease amortization	(3,914,404)	(2,201,745)
Intangible liabilities, net	$21,271,908	$9,285,256

The estimated future amortization on the Company’s intangible liabilities for each of the next five years and thereafter as of December 31, 2022 is as follows:

Year	Below-market Lease Intangibles
2023	$1,982,809
2024	$1,982,809
2025	$1,982,809
2026	$1,891,681
2027	$1,556,636
Thereafter	$11,875,164
$21,271,908

Note 5 - Five Year Minimum Rental Payments

The estimated future minimum rents the Company expects to receive for the GR Property, FM Property, CO Property, Lewisville Property, the seven properties owned by the DST (the "DST Properties"), Buchanan Property, Madison Ave Property, Valencia Property, De Anza Property, Fisher Road Property, ON3 Property, and Mount Comfort Land for each of the next five years and thereafter through the end of the primary term as of December 31, 2022 is as follows:

Year	GR Property	FM Property	CO Property	Lewisville Property	DST Properties	Buchanan Property	Madison Ave Property	Valencia Property	DeAnza Property	Fisher Road Property	ON3 Property	Mount Comfort Land	Total
2023	500,000	2,663,909	3,286,073	943,411	2,305,756	1,075,458	1,459,361	4,523,923	3,864,652	2,910,564	6,257,625	47,874	29,838,606
2024	500,000	2,716,467	3,321,234	943,411	2,305,756	1,079,150	1,495,845	4,659,641	3,980,591	2,968,333	6,382,778	48,712	30,401,918
2025	500,000	2,770,526	3,356,771	971,713	2,320,167	1,079,150	1,533,241	4,799,430	4,067,880	3,026,878	6,510,433	49,564	30,985,753
2026	500,000	2,826,087	3,392,689	971,713	2,421,044	1,079,150	1,571,572	4,943,413	4,179,206	3,087,361	6,640,642	50,432	31,663,309
2027	500,000	2,883,149	3,428,990	971,713	2,421,044	1,079,150	1,610,862	5,091,716	4,304,583	1,296,901	6,773,455	51,314	30,412,877
Thereafter	4,791,667	2,940,211	16,750,675	500,432	22,911,775	4,780,167	5,522,788	46,635,569	16,495,454	—	84,072,726	444,198	205,845,662
Total	$7,291,667	$16,800,349	$33,536,432	$5,302,393	$34,685,542	$10,172,225	$13,193,669	$70,653,692	$36,892,366	$13,290,037	$116,637,659	$692,094	$359,148,125

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

CANTOR FITZGERALD INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On October 29, 2020, the Station DST acquired the fee simple interest in a 444-unit apartment community located in Irving, Texas (the “Station DST Property”), for a total purchase price of $106 million. The purchase price was comprised of $47.1 million in equity and $58.9 million in proceeds from a mortgage loan. At December 31, 2022, the Station DST Property is 90.29% occupied.

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

CANTOR FITZGERALD INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The results of operations for the Company’s investments in real estate-related assets for the year ended December 31, 2022 and December 31, 2021 are summarized below:

	For the Year Ended December 31,
Station DST	2022	2021
Revenues	$7,183,440	$6,740,511
Operating expenses	(8,693,841)	(4,892,015)
Other expenses, net	(1,658,865)	(1,663,519)
Net income (loss)	$(3,169,266)	$184,977
Net income (loss) attributable to the Company(1)	$(475,390)	$(95,814)

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

On July 31, 2018, in connection with the purchase of the CO Property (refer to Note 3 – Investment in Real Estate), the CO Property SPE entered into a loan agreement (the “CO Loan”) with a related party, Cantor Commercial Real Estate (“CCRE”), with an outstanding principal amount of $26,550,000. The CO Loan provides for monthly interest payments and bears interest at an initial fixed rate of 4.94% per annum through the anticipated repayment date, August 6, 2028 (the “CO Anticipated Repayment Date”), and thereafter at an increased rate of 2.50% per annum plus the greater of the initial interest rate or the 10 year swap yield as of the first business day after the CO Anticipated Repayment Date.

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

CANTOR FITZGERALD INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On April 22, 2022, in connection with the purchase of the ON3 Property, the ON3 DST entered into a loan agreement (the "ON3 Loan") with JP Morgan Asset Management (the "ON3 Lender") for an outstanding principal amount of $66,731,250. The ON3 Loan provides for monthly interest payments and bears a fixed interest rate of 4.073% per annum, through the maturity date of May 1, 2032.

On August 9 ,2022, in connection with the purchase of the West End Property, the West End DST entered into a loan agreement (the "West End Loan") with JP Morgan Investment Management Inc (the "West End Lender") for an outstanding principal amount of $29,000,000. The West End Loan provides for monthly interest payments and bears a fixed interest rate of 4.754% per annum, through the maturity date of September 1, 2032.

On August 31, 2022, in connection with the purchase of the Palms Property, the Palms DST entered into a loan agreement (the "Palms Loan") with JP Morgan Chase Bank (the "Palms Lender") for an outstanding principal amount of $20,000,000. The Palms Loan provides for monthly interest payments and bears a fixed interest rate of 4.625% per annum, through the maturity date of September 1, 2032.

Credit Facility – Citizens Bank

On July 23, 2021, the Company, the Operating Partnership (the “Credit Facility Borrower”), the Lewisville Property SPE, the Madison Ave Property SPE, and the De Anza Property SPE, pursuant to a credit facility agreement (the “Credit Facility Agreement”) with Citizens Bank, N.A., (the, “Facility Lender”), entered into a senior secured revolving credit facility (the “Citizens Facility”) for an aggregate principal amount of $100 million. The Credit Facility Agreement provides the Credit Facility Borrower with the ability from time to time to increase the size of the aggregate commitment made under the agreement by an additional $100.0 million up to a total of $200 million, subject to receipt of lender commitments and other conditions. The Citizens Facility matures on July 23, 2024, and may be extended pursuant to two one-year extension options, subject to continuing compliance with the financial covenants and other customary conditions and the payment of an extension fee. At the Credit Facility Borrower’s election, borrowings under the Credit Facility Agreement will be charged interest based on (i) LIBOR multiplied by a statutory reserve rate plus a margin ranging from 1.75% to 2.25%, or (ii) an alternative base rate plus a margin ranging from 0.75% to 1.25%, depending on the Company’s loan to value ratio. Borrowings under the Credit Facility Agreement are available for general corporate purposes, including but not limited to the acquisition and operation of permitted investments. As of December 31, 2022, the Lewisville Property SPE, the Madison Ave Property SPE, and the De Anza Property SPE were pledged as collateral properties under the Citizens Facility.

As of December 31, 2022, the amounts outstanding under the Citizen Facility were approximately $20 million.

CANTOR FITZGERALD INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of December 31, 2022, and December 31, 2021, the Company’s Loans payable balance was $461,841,386 and $356,088,714, net of deferred financing costs, respectively. As of December 31, 2022, and December 31, 2021, deferred financing costs were $4,927,048 and $3,798,470, net of accumulated amortization of $1,294,530 and $488,937, respectively, which has been accounted for within Interest expense on the consolidated statements of operations.

Information on the Company’s Loans payable as of December 31, 2022 and December 31, 2021 is as follows:

Description	December 31, 2022
	GR Property	FM Property	CO Property	DST Property	Buchanan Property	Keller Springs Property	Summerfield Property	Valencia Property	Credit Facility	Kacey Property	Industry Property	ON3 Property	West End Property	Palms Property	Total
Principal amount of loans	$4,500,000	$21,000,000	$26,550,000	$22,495,184	$9,600,000	$31,277,000	$76,575,000	$55,200,000	$20,000,000	$40,640,000	$43,200,000	$66,731,250	$29,000,000	$20,000,000	$466,768,434
Less: Deferred financing costs, net of accumulated amortization of $1,294,530	(37,094)	(111,249)	(168,933)	(226,562)	(67,430)	(272,397)	(181,140)	(760,499)	(655,325)	(336,894)	(405,113)	(897,571)	(430,026)	(376,815)	$(4,927,048)
Loans payable, net of deferred financing costs and amortization	$4,462,906	$20,888,751	$26,381,067	$22,268,622	$9,532,570	$31,004,603	$76,393,860	$54,439,501	$19,344,675	$40,303,106	$42,794,887	$65,833,679	$28,569,974	$19,623,185	$461,841,386

Description	December 31, 2021
	GR Property	FM Property	CO Property	DST Properties	Buchanan Property	Keller Springs Property	Summerfield Property	Valencia Property	Credit Facility	Kacey Property	Industry Property	Total
Principal amount of loans	$4,500,000	$21,000,000	$26,550,000	$22,495,184	$9,600,000	$31,277,000	$76,575,000	$55,200,000	$28,850,000	$40,640,000	$43,200,000	$359,887,184
Less: Deferred financing costs, net of accumulated amortization of $488,937	(45,290)	(129,773)	(186,338)	(252,090)	(74,520)	(305,751)	(203,088)	(849,750)	(927,108)	(374,663)	(450,099)	(3,798,470)
Loans payable, net of deferred financing costs and amortization	$4,454,710	$20,870,227	$26,363,662	$22,243,094	$9,525,480	$30,971,249	$76,371,912	$54,350,250	$27,922,892	$40,265,337	$42,749,901	$356,088,714

For the years ended December 31, 2022 and December 31, 2021, the Company incurred $17,907,852 and $8,464,472, respectively, of interest expense, which is included within Interest expense on the consolidated statements of operations. As of December 31, 2022, and December 31, 2021, $1,649,465 and $802,286 respectively, was unpaid and is recorded as accrued interest payable on the Company’s consolidated balance sheets. All of the unpaid interest expense accrued as of December 31, 2022 and December 31, 2021 was paid during January 2023 and January 2022, respectively.

Also included within Interest expense on the consolidated statements of operations is amortization of deferred financing costs, which, for the years ended December 31, 2022 and December 31, 2021, was $805,593 and $330,895, respectively.

The following table presents the future principal payments due under the Company’s loan agreements as of December 31, 2022:

Year	Amount
2023	—
2024	20,000,000
2025	—
2026	—
2027	—
Thereafter	446,768,434
Total	$466,768,434

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

As of December 31, 2022, the Company’s total number of authorized shares was 400,000,000, consisting of 10,000,000 of Class AX authorized common shares, 5,000,000 of Class TX authorized common shares 5,000,000 of Class IX authorized common shares, 100,000,000 of Class T authorized common shares, 20,000,000 of Class S authorized common shares, 60,000,000 of Class D authorized common shares, and 200,000,000 of Class I authorized common shares. The Class AX Shares, Class D Shares, Class I Shares, Class IX Shares, Class S Shares, Class T Shares and Class TX Shares have the same voting rights and rights upon liquidation, although distributions are expected to differ due to the distribution fees payable with respect to Class D Shares, Class S Shares, Class T Shares and Class TX Shares, which will reduce distributions to the holders of such classes of shares.

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

CANTOR FITZGERALD INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2022, the Company had sold 15,200,186 shares of its common stock (consisting of 3,856,140 Class AX Shares, 719,803 Class TX Shares and 1,222,180 Class IX Shares, 7,582,500 Class I Shares, 1,280,789 Class T Shares, 531,864 Class D Shares and 6,910 Class S Shares) in the Offerings for aggregate net proceeds of $379,069,729. As of December 31, 2021, the Company had sold 9,497,468 shares of its common stock (consisting of 3,433,039 Class AX Shares, 1,319,066 Class TX Shares, 1,203,025 Class IX Shares, 2,707,306 Class I Shares, 555,074 Class T Shares, 275,596 Class D Shares and 4,362 Class S Shares) in the Offerings for aggregate net proceeds of $231,691,080.

Distributions

The Company’s board of directors has authorized, and the Company has declared, distributions for the period September 1, 2020 through April 1, 2023 in an amount equal to $0.004234973 per day (or approximately $1.55 on an annual basis) per each share of common stock, less, for holders of certain classes of shares, the distribution fees that are payable with respect to such classes of shares as further described in the applicable prospectus. The distributions are payable by the 5th business day following each month end to stockholders of record at the close of business each day during the prior month.

To ensure that the Company has sufficient funds to cover cash distributions authorized and declared during the Initial Offering, the Company and CFI entered into a distribution support agreement, as amended (the “Distribution Support Agreement”). The terms of the agreement provide that in the event that cash distributions exceed modified funds from operations (“MFFO”), defined as a supplemental measure to reflect the operating performance of a non-traded REIT, for any calendar quarter through the termination of the Primary Offering, CFI shall purchase Class IX Shares from the Company in an amount equal to the distribution shortfall, up to $5 million (less the $2.0 million of shares purchased by CFI in order to satisfy the Minimum Offering Requirement). On August 10, 2020, the Company and CFI entered into Second Amended and Restated Distribution Support Agreement (the “Amended Distribution Support Agreement”) to ensure that the Company has a sufficient amount of funds to pay cash distributions to stockholders during the Follow-On Offering. Pursuant to the Amended Distribution Support Agreement, in the event that cash distributions exceed MFFO, CFI will purchase Class I Shares from the Company in the Follow-On Offering in an amount equal to the distribution shortfall, up to $5 million (less the $2.0 million of shares purchased by CFI in order to satisfy the Minimum Offering Requirement and any shares purchased by CFI pursuant to the Distribution Support Agreement in the Initial Offering). CFI has fulfilled its remaining obligation pursuant to the Amended Distribution Support Agreement in the second quarter of 2022 and as of December 31, 2022, CFI has no remaining obligation pursuant to the Amended Distribution Support Agreement.

As of December 31, 2022, and December 31, 2021, the Company has declared distributions of $50,800,798 and $30,781,216, respectively, of which $1,965,999 and $1,210,652, respectively, was unpaid as of the respective reporting dates and has been recorded as distributions payable on the accompanying consolidated balance sheets. All of the unpaid distributions as of December 31, 2022, and December 31, 2021 were paid during January 2023 and January 2022, respectively. As of December 31, 2022 and December 31, 2021, distributions reinvested pursuant to the Company’s DRP were $16,036,600 and $10,252,165, respectively.

Redemptions

Stockholders are eligible to have their shares repurchased by the Company pursuant to the Amended SRP (as defined below).

In connection with the Follow-On Offering, the Company’s board of directors approved the second amendment and restatement of the Company’s share repurchase program (the “Amended SRP”) on July 27, 2020 and effective August 31, 2020. Repurchases of shares under the Amended SRP are made on a monthly basis. Subject to the limitations of and restrictions provided for in the Amended SRP, and subject to funds being available, shares repurchased under the Amended SRP are repurchased at the transaction price in effect on the date of repurchase, which, generally will be a price equal to the NAV per share applicable to the class of shares being repurchased and most recently disclosed by the Company in a public filing with the SEC. Under the Amended SRP, the Company may repurchase during any calendar month shares of its common stock whose aggregate value (based on the repurchase price per share in effect when the repurchase is effected) is 2% of the aggregate NAV as of the last calendar day of the previous month and during any calendar quarter whose aggregate value (based on the repurchase price per share in effect when the repurchase is effected) is up to 5% of the Company’s aggregate NAV as of the last calendar day of the prior calendar quarter. As of December 31, 2022 and 2021, the Company's repurchases have not exceeded 2% of the previous month's aggregate NAV nor the 5% of the quarterly aggregate NAV.

CANTOR FITZGERALD INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

During the year ended December 31, 2022, the Company repurchased 418,386 shares in the amount of $11,045,091, $2,792,877, of which were outstanding at December 31, 2022. During the year ended December 31, 2021, the Company repurchased 327,261 shares in the amount of $7,980,257, $685,322 of which were outstanding at December 31, 2021. The amounts outstanding at December 31, 2022 and December 21, 2021 were paid during January 2023 and January 2022, respectively.

Non-controlling Interest

Special Unit Holder

The Special Unit Holder has invested $1,000 in the Operating Partnership, and has been issued a special class of limited partnership units as part of the overall consideration for the services to be provided by the Advisor. In addition, the Special Unit Holder is entitled to receive a performance participation distribution from the Operating Partnership, subject to certain terms and calculations as defined within the amended Operating Partnership agreement. Such allocation (the “Performance Participation Allocation”) is paid in cash annually and accrued monthly. As of December 31, 2022, the Special Unit Holder is entitled to $9,553,541 pursuant to the Performance Participation Allocation, $4,679,996 of which were paid by the Company during 2022. The outstanding amount of $4,873,545 of Performance Participation Allocation has been included as a component of Distributions payable on the accompanying consolidated balance sheet. The Special Unit Holder investment in the Operating Partnership, including the Performance Participation Allocation, have been recorded as components of Non-controlling interests in subsidiaries on the consolidated balance sheets as of December 31, 2022 and December 31, 2021, respectively.

Non-controlling interest in the SF Property SPE

Based on the Company’s consolidation analysis, which was performed in accordance with ASC 810 as described in the “Variable Interest Entities” section of Note 2 — Summary of Significant Accounting Policies, management has determined that the Company is the primary beneficiary of the SF Property SPE. Accordingly, the Company has consolidated the SF Property SPE. As of December 31, 2022, the Company’s ownership interest in the SF Property SPE was 75%, and Graham Street Realty ("GSR") interest was 25%. GSR's total ownership interest of $2,723,150 has been recorded as a component of Non-controlling interests in subsidiaries on the Company’s consolidated balance sheet as of December 31, 2022.

Non-controlling interest in the Keller Property SPE

Based on the Company’s consolidation analysis, which was performed in accordance with ASC 810 as described in the “Variable Interest Entities” section of Note 2 — Summary of Significant Accounting Policies, management has determined that the Company is the primary beneficiary of the Keller Property SPE. Accordingly, the Company has consolidated the Keller Property SPE. As of December 31, 2022, the Company’s ownership interest in the Keller Property SPE was 97%, and other parties’ interest was 3%. The other parties’ total ownership interest of 472,163 has been recorded as a component of Non-controlling interests in subsidiaries on the Company’s consolidated balance sheet as of December 31, 2022.

Non-controlling interest in Summerfield DST

Based on the Company’s consolidation analysis, which was performed in accordance with ASC 810 as described in the “Variable Interest Entities” section of Note 2 — Summary of Significant Accounting Policies, management has determined that the Company is the primary beneficiary of the Summerfield DST. Accordingly, the Company has consolidated the Summerfield DST. As of December 31, 2022, the Company’s ownership interest in the Summerfield DST was 25%, and other parties’ interest was 75%. The other parties’ total ownership interest of $28,320,639 has been recorded as a component of Non-controlling interests in subsidiaries on the Company’s consolidated balance sheet as of December 31, 2022.

CANTOR FITZGERALD INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In connection with the acquisition of the Summerfield Property, a wholly owned subsidiary of the Operating Partnership entered a joint venture (the “Summerfield MT JV”) between the wholly owned subsidiary of the Operating Partnership and affiliates of Hamilton Zanze (“HZ”). As of December 31, 2022, the Company’s ownership interest in the Summerfield MT JV was 90%, and HZ’s interest was 10%. HZ’s total ownership interest of $77,851 has been recorded as a component of Non-controlling interests in subsidiaries on the Company’s consolidated balance sheet as of December 31, 2022.

Non-controlling interest in Valencia DST

Based on the Company’s consolidation analysis, which was performed in accordance with ASC 810 as described in the “Variable Interest Entities” section of Note 2 — Summary of Significant Accounting Policies, management has determined that the Company is the primary beneficiary of the Valencia DST. Accordingly, the Company has consolidated the Valencia DST. As of December 31, 2022, the Company’s ownership interest in the Valencia DST was 10% and other parties’ interest was 90%. The other parties’ total ownership interest of $41,632,475 has been recorded as a component of Non-controlling interests in subsidiaries on the Company’s consolidated balance sheet as of December 31, 2022.

Non-controlling interest in Kacey DST

Based on the Company’s consolidation analysis, which was performed in accordance with ASC 810 as described in the “Variable Interest Entities” section of Note 2 — Summary of Significant Accounting Policies, management has determined that the Company is the primary beneficiary of the Kacey DST. Accordingly, the Company has consolidated the Kacey DST. As of December 31, 2022, the Company’s ownership interest in the Kacey DST was 10% and other parties’ interest was 90%. The other parties’ total ownership interest of $22,242,893 has been recorded as a component of Non-controlling interests in subsidiaries on the Company’s consolidated balance sheet as of December 31, 2022.

In connection with the acquisition of the Kacey Property, a wholly owned subsidiary of the Operating Partnership entered a joint venture (the “Kacey MT JV”) between the wholly owned subsidiary of the Operating Partnership and affiliates of CAF Capital Partners (“CAF”), an unrelated third party. As of December 31, 2022, the Company’s ownership interest in the Kacey MT JV was 92.5%, and CAF’s interest was 7.5%. CAF’s total ownership interest of $77,001 has been recorded as a component of Non-controlling interests in subsidiaries on the Company’s consolidated balance sheet as of December 31, 2022.

Non-controlling interest in Industry DST

Based on the Company’s consolidation analysis, which was performed in accordance with ASC 810 as described in the “Variable Interest Entities” section of Note 2 — Summary of Significant Accounting Policies, management has determined that the Company is the primary beneficiary of the Industry DST. Accordingly, the Company has consolidated the Industry DST. As of December 31, 2022, the Company’s ownership interest in the Industry DST was 10% and other parties’ interest was 90%. The other parties’ total ownership interest of $32,348,255 has been recorded as a component of non-controlling interests in subsidiaries on the Company’s consolidated balance sheet as of December 31, 2022.

In connection with the acquisition of the Industry Property, a wholly owned subsidiary of the Operating Partnership entered a joint venture (the “Industry MT JV”) between the wholly owned subsidiary of the Operating Partnership and affiliates of BH Equities, LLC (“BH”). As of December 31, 2022, the Company’s ownership interest in the Industry MT JV was 90% and BH’s interest was 10%. BH’s total ownership interest and share of net losses of $14,256 has been recorded as a component of Non-controlling interests in subsidiaries on the Company’s consolidated balance sheet as of December 31, 2022.

CANTOR FITZGERALD INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Non-controlling interest in the DST

On November 23, 2021, the Company, through the Operating Partnership and the DST entered into a managing broker-dealer agreement, (the “DST Dealer Manager Agreement”), with the Dealer Manager, pursuant to which the Dealer Manager agreed to conduct a private placement offering, (the “DST Offering”), of up to $21,620,000 of the DST’s beneficial interest representing 100% of the interests to third party investors on a “best efforts” basis. As of December 31, 2022, the DST has received gross proceeds of $21,620,000 from the DST Offering.

Based on the Company’s consolidation analysis, which was performed in accordance with ASC 810 as described in the “Variable Interest Entities” section of Note 2 — Summary of Significant Accounting Policies, management has determined that the Company is the primary beneficiary of the DST. Accordingly, the Company has consolidated the DST. As of December 31, 2022, the other parties’ interest was 100%. The other parties’ total ownership interest of $13,174,952 has been recorded as a component of Non-controlling interests in subsidiaries on the Company’s consolidated balance sheet as of December 31, 2022.

Non-controlling interest in the Longmire Property SPE

Based on the Company’s consolidation analysis, which was performed in accordance with ASC 810 as described in the “Variable Interest Entities” section of Note 2 — Summary of Significant Accounting Policies, management has determined that the Company is the primary beneficiary of the Longmire Property SPE. Accordingly, the Company has consolidated the Longmire Property SPE. As of December 31, 2022, the Company's ownership interest in the Longmire Property SPE was 96.46% and CAF's interest was 3.54%. CAF's total ownership interest of $859,089 has been recorded as a component of Non-controlling interests in subsidiaries on the Company’s consolidated balance sheet as of December 31, 2022.

Non-controlling interest in ON3 DST

Based on the Company’s consolidation analysis, which was performed in accordance with ASC 810 as described in the “Variable Interest Entities” section of Note 2 — Summary of Significant Accounting Policies, management has determined that the Company is the primary beneficiary of the ON3 DST. Accordingly, the Company has consolidated the ON3 DST. As of December 31, 2022, the Company's ownership interest in the ON3 DST was 10% and other parties' interest was 90%. The other parties' total ownership interest of $59,829,110 has been recorded as a component of Non-controlling interests in subsidiaries on the Company’s consolidated balance sheet as of December 31, 2022.

Non-controlling interest in West End DST

Based on the Company’s consolidation analysis, which was performed in accordance with ASC 810 as described in the “Variable Interest Entities” section of Note 2 — Summary of Significant Accounting Policies, management has determined that the Company is the primary beneficiary of the West End DST. Accordingly, the Company has consolidated the West End DST. As of December 31, 2022, the Company's ownership interest in the West End DST was 10% and other parties' interest was 90%. The other parties' total ownership interest of $40,116,716 has been recorded as a component of Non-controlling interests in subsidiaries on the Company’s consolidated balance sheet as of December 31, 2022.

In connection with the acquisition of the West End Property, a wholly owned subsidiary of the Operating Partnership entered a joint venture (the “West End MT JV”) between the wholly owned subsidiary of the Operating Partnership and affiliates of BH. As of December 31, 2022, the Company’s ownership interest in the West End MT JV was 90% and BH’s interest was 10%. BH’s total ownership interest of $49,316 has been recorded as a component of Non-controlling interests in subsidiaries on the Company’s consolidated balance sheet as of December 31, 2022.

Non-controlling interest in Palms DST

Based on the Company’s consolidation analysis, which was performed in accordance with ASC 810 as described in the “Variable Interest Entities” section of Note 2 — Summary of Significant Accounting Policies, management has determined that the Company is the primary beneficiary of the Palms DST. Accordingly, the Company has consolidated the Palms DST. As of December 31, 2022, the Company's ownership interest in the Palms DST was 10% and other parties' interest was 90%. The other parties' total ownership interest of $27,589,560 has been recorded as a component of Non-controlling interests in subsidiaries on the Company’s consolidated balance sheet as of December 31, 2022.

In connection with the acquisition of the Palms Property, a wholly owned subsidiary of the Operating Partnership entered a joint venture (the “Palms MT JV”) between the wholly owned subsidiary of the Operating Partnership and affiliates of CAF. As of December 31, 2022, the Company’s ownership interest in the Palms MT JV was 90% and CAF’s interest was 10%. CAF’s total ownership interest of $82,211 has been recorded as a component of Non-controlling interests in subsidiaries on the Company’s consolidated balance sheet as of December 31, 2022.

CANTOR FITZGERALD INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 – Related Party Transactions

Jointly Owned Investments

As of December 31, 2022, the Company owned interests in nine jointly owned investments with some or all of the remaining interest held by affiliates of the Advisor. Subsequently, and as of December 31, 2022, the interests held by the affiliates of the Advisor have been sold back to the Company or/and syndicated to third party investors through a private placement offering. The Company consolidates eight of these joint ventures as the primary beneficiary and accounts for the one remaining investment under the equity method of accounting. Refer to the “Variable Interest Entities” section of Note 2 – Summary of Significant Accounting Policies for further information on the Company’s VIE policy.

As of December 31, 2021, the Company owned interests in seven jointly owned investments with some or all of the remaining interest held by affiliates of the Advisor. The Company consolidates six of these joint ventures as the primary beneficiary and accounts for the one remaining investment under the equity method of accounting. Refer to the “Variable Interest Entities” section of Note 2 – Summary of Significant Accounting Policies for further information on the Company’s VIE policy.

Keller Property SPE

During the year ended December 31, 2022, the Company purchased additional interests of $5,101,423 in the joint venture (the "Keller Member JV") with a related party of CFI, increasing the Company’s ownership interest in the Keller Member JV to 100%. The Keller Member JV owns 97% of the interest in the Keller Property SPE. As such, as of December 31, 2022, the Company’s interest in the Keller Property SPE was 97%. The remaining 3% interests in the Keller Property are owned by CAF, an unrelated third party.

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

CANTOR FITZGERALD INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2022, and December 31, 2021, the Advisor had incurred $12,613,362 and $11,460,817, respectively, of O&O Costs (other than upfront selling commissions, dealer manager fees and distribution fees) on behalf of the Company. The amount of the Company’s obligation is limited to the 1% Cap less any reimbursement payments made by the Company to the Advisor for O&O Costs incurred, which, at December 31, 2022 and December 31, 2021, is $61,210 and $100,391, respectively, and is included within Due to related parties in the accompanying consolidated balance sheets. As of both December 31, 2022, and December 31, 2021, organizational costs of $90,675, were expensed and offering costs of $3,811,650 and $2,314,366, respectively, were charged to stockholders’ equity. As of December 31, 2022, and December 31, 2021, the Company has made reimbursement payments of $3,841,115 and $2,304,650, respectively, to the Advisor for O&O Costs incurred. As of December 31, 2022, the Advisor has continued to pay all O&O Costs on behalf of the Company.

Asset Management Fees. Asset management fees are due to the Advisor. Asset management fees payable to the Advisor consist of monthly fees equal to one twelfth of 1.20% of the Company’s most recently disclosed NAV.

For the years ended December 31, 2022 and December 31, 2021, the Company incurred asset management fees of $3,920,430 and $2,166,136, respectively. The asset management fee related to the month of December 2022 of $399,962 is unpaid as of December 31, 2022 and has been included within Due to related parties on the consolidated balance sheet. The amount of asset management fees incurred by the Company during the applicable period is included in the calculation of the limitation of operating expenses pursuant to the 2%/25% Guidelines (as defined and described below).

Other Operating Expenses. Effective April 1, 2018, the Advisory Agreement (i) includes limitations with regards to the incurrence of and additional limitations on reimbursements of operating expenses and (ii) clarifies the reimbursement and expense timing and procedures, including potential reimbursement of unreimbursed operating expenses.

Pursuant to the terms of the Advisory Agreement (which subsequently were incorporated into the Amended Advisory Agreement as defined above), the Company is obligated to reimburse the Advisor for certain operating expenses. Beginning October 1, 2018, the Company was subject to the limitation that it generally may not reimburse the Advisor for any amounts by which the total operating expenses at the end of the four preceding fiscal quarters exceeds the greater of (i) 2% of average invested assets (as defined in the Advisory Agreement) and (ii) 25% of net income other than any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of investments for that period (the “2%/25% Guidelines”). If the Company’s independent directors determine that all or a portion of such amounts in excess of the limitation are justified based on certain factors, the Company may reimburse amounts in excess of the limitation to the Advisor. In addition, beginning on October 1, 2018, the Company may request any operating expenses that were previously reimbursed to the Advisor in prior or future periods in excess of the limitation to be remitted back to the Company. The Company reimbursed $1,004,539 of the operating expense reimbursement obligation to the Advisor in January 2019. As of December 31, 2022, the Company has accrued but not reimbursed $5,504,855 in operating expenses pursuant to the Advisory Agreement, which represents the current operating expense reimbursement obligation to the Advisor.

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

As of December 31, 2022, the total amount of unreimbursed operating expenses was $15,939,058. This includes operating expenses incurred by the Advisor on the Company’s behalf which have not been invoiced to the Company and also amounts invoiced to the Company by the Advisor but not yet reimbursed (“Unreimbursed Operating Expenses”). The amount of operating expenses incurred by the Advisor during the year ended December 31, 2022 which were not invoiced to the Company amounted to $3,210,813.

Property Management Fees. If the Company will engage the Advisor or an affiliate to serve as a property manager with respect to a particular property, the Company will generally pay market rate property management fees. For the years ended December 31, 2022 and December 31, 2021, the Company incurred property management fees of $1,770,083 and $676,908, respectively. The property management fee incurred during the month of December 2022 of $78,981 was unpaid as of December 31, 2022 and has been included within Due to related parties on the consolidated balance sheet.

Leasing Commissions. If the Advisor or an affiliate is the Company’s primary leasing agent, then the Company will pay customary leasing fees in amount that is usual and customary in that geographic area for that type of property. As of December 31, 2022, and December 31, 2021, no such amounts have been incurred by the Company.

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

As of December 31, 2022, the likelihood, probability and timing of each of the possible occurrences or events listed in the preceding sentences (i) and (ii) in the above paragraph are individually and collectively uncertain. Additionally, whether or not the Company will have fully invested the proceeds from Initial Offering and also whether the Company’s stockholders will have received, or are deemed to have received, in the aggregate, cumulative distributions equal to their invested capital plus a 6% cumulative, non-compound annual pre-tax return on such invested capital at the time of any such occurrence or event is also uncertain. As of both December 31, 2022, and December 31, 2021, CFI has paid Sponsor Support totaling $5,374,526, which will be subject to reimbursement by the Company to CFI in the event of these highly conditional circumstances.

CANTOR FITZGERALD INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following summarizes the fees payable to the Dealer Manager:

Distribution Fees. Under the Dealer Manager Agreements, distribution fees are payable to the Dealer Manager with respect to the Company’s Class TX Shares, Class T Shares, Class S Shares and Class D Shares, all or a portion of which may be re-allowed by the Dealer Manager to participating broker-dealers. Under the IPO Dealer Manager Agreement, the distribution fees for Class TX Shares accrue daily and are calculated on outstanding Class TX Shares issued in the Primary Offering in an amount equal to 1.0% per annum of (i) the gross offering price per Class TX Share in the Primary Offering, or (ii) if the Company is no longer offering Class TX Shares in a public offering, the most recently published per share NAV of Class TX Shares. Under the Follow-On Dealer Manager Agreement, the Company has agreed to pay the Dealer Manager (a) with respect to the Class T Shares and Class S Shares, a distribution fee in an annual amount equal to 0.85% of the aggregate NAV of the outstanding Class T Shares and Class S Shares, as applicable, and (b) with respect to the Class D Shares, a distribution fee in an annual amount equal to 0.25% of the aggregate NAV of the outstanding Class D Shares. The distribution fees are payable monthly in arrears and are paid on a continuous basis from year to year. For the years ended December 31, 2022 and December 31, 2021, the Company paid distribution fees of $450,821 and $354,932, respectively. As of December 31, 2022 and December 31, 2021, the Company has incurred a liability of 115,960 and $267,284, respectively, which is included within Due to related parties on the consolidated balance sheets, $26,660 and $34,119, respectively, of which was due as of December 31, 2022 and December 31, 2021 and paid during January 2023 and January 2022, respectively.

Selling Commissions. Selling commissions payable to the Dealer Manager in the Initial Offering consisted of (i) up to 1% of gross offering proceeds paid by CFI for Class AX Shares and Class TX Shares and, (ii) up to 5% and 2% of gross offering proceeds from the sale of Class AX Shares and Class TX Shares, respectively. No selling commissions were payable with respect to Class IX Shares. Selling commissions in the Follow-On Offering consist of 3% and 3.5% of gross offering proceeds from the sale of Class T Shares and Class S Shares, respectively. All or a portion of such selling commissions may be re-allowed to participating broker-dealers. No selling commissions will be payable with respect to Class D and Class I shares. For the years ended December 31, 2022 and December 31, 2021, the Company incurred $533,826 and $341,640 of selling commissions, respectively, which is included within Additional paid-in capital on the consolidated balance sheets. At both December 31, 2022 and December 31, 2021, $1,182,925 of Sponsor Support, has been recorded and has been reimbursed by CFI. No Sponsor Support payment was due at December 31, 2022, as Sponsor Support ended with the termination of the Primary Offering.

Dealer Manager Fees. Dealer manager fees payable to the Dealer Manager in the Initial Offering consisted of up to 3.0% of gross offering proceeds from the sale of Class AX Shares and Class TX Shares sold in the Primary Offering and up to 1.5% of gross offering proceeds from the sale of Class IX Shares sold in the Primary Offering, all of which were paid by CFI. A portion of such dealer manager fees may be re-allowed to participating broker-dealers as a marketing fee. Dealer Manager fees payable to the Dealer Manager in the Follow-On Offering consist of up to 0.5% of gross offering proceeds from the sale of Class T Shares sold in the primary portion of the Follow-On Offering. No dealer manager fees will be payable with respect to Class S Shares, Class D Shares and Class I Shares. For the years ended December 31, 2022 and December 31, 2021, the Company recorded $95,970 and $61,908 of dealer manager fees, respectively, which is included within Additional paid-in capital on the consolidated balance sheets. As of both December 31, 2022, and December 31, 2021, all of the Sponsor Support related to dealer manager fees has been recorded and $4,191,601 has been reimbursed by CFI. No Sponsor Support payment was due at December 31, 2022, as Sponsor Support ended with the termination of the Primary Offering.

CANTOR FITZGERALD INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the above mentioned fees and expenses incurred by the Company and amounts of investment funding due by the Company for the year ended December 31, 2022:

		Due to related parties as of	Year ended December 31, 2022		Due to related parties as of
Type of Fee or Reimbursement	Financial Statement Location	December 31, 2021	Incurred	Paid	December 31, 2022
Management Fees
Asset management fees	Management fees	$223,602	$3,920,430	$3,744,070	$399,962
Property management and oversight fees	Management fees	63,873	1,770,083	1,754,975	78,981
Organization, Offering and Operating Expense Reimbursements
Operating expenses(1)	General and administrative expenses	1,234,253	4,270,602	—	5,504,855
Expense reimbursement(2)	Cash and Cash Equivalents	—	33,000		33,000
Organization expenses(3)	General and administrative expenses	—	—	—	—
Admin fees(3)	General and administrative expenses	18,000	(18,000)	—	—
Offering costs(3)	Additional paid-in capital	100,391	1,497,285	1,536,466	61,210
Commissions and Fees
Selling commissions and dealer manager fees, net	Additional paid-in capital	—	629,797	629,797	—
Distribution fees(4)	Additional paid-in capital	267,284	299,497	450,821	115,960
Investment Funding
Distribution due(3)	Additional paid-in capital	202,430	—	—	202,430
Application fee reimbursement(6)	Investment in real estate, net	—	100,000		100,000
Total		$2,109,833	$12,502,694	$8,116,129	$6,496,398

Note: (1) As of December 31, 2022, the Advisor has incurred, on behalf of the Company, a total of $15,939,058 in Unreimbursed Operating Expenses, including a total of $3,210,813 for the year ended December 31, 2022 for which the Advisor has not invoiced the Company for reimbursement. The total amount of Unreimbursed Operating Expenses may, in future periods, be subject to reimbursement by the Company pursuant to the terms of the Advisory Agreement.

(2) Reflects funding from CFI and affiliates of CFI to cover overdraft fees in connection with the Summerfield Property, the Fisher Road Property, and the ON3 Property.

(3) As of December 31, 2022, the Advisor has incurred, on behalf of the Company, a total of $12,613,362 of O&O Costs, of which the Company’s obligation is limited to $61,210, pursuant to the 1% Cap.

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

CANTOR FITZGERALD INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2022, CFI has invested $6,650,001 in the Company through the purchase of 262,262 shares (8,180 Class AX Shares for an aggregate purchase price of $200,001 and 183,157 Class IX Shares for an aggregate purchase price of $4,582,280) and 70,925 Class I Shares for an aggregate purchase price of $1,867,720. CFI purchased 125,157 of the Class IX Shares in the amount of $3,132,280 pursuant to the Distribution Support Agreement, which provides that in certain circumstances where the Company’s cash distributions exceed the Company’s modified funds from operations, CFI will purchase up to $5.0 million of Class IX Shares (including the $2.0 million of shares purchased in order to satisfy the Minimum Offering Requirement) at the then current offering price per Class IX Share net of dealer manager fees to provide additional cash to support distributions to the Company’s stockholders. On August 10, 2020, the Company and CFI entered into the Amended Distribution Support Agreement to ensure that the Company has a sufficient amount of funds to pay cash distributions to stockholders during the Follow-On Offering. CFI purchased 70,925 of the Class I Shares in the amount of $1,867,720 pursuant to the Amended Distribution Support Agreement, which provides that in the event that cash distributions exceed MFFO, CFI will purchase Class I Shares from the Company in the Follow-On Offering in an amount equal to the distribution shortfall, up to $5 million (less the $2.0 million of shares purchased by CFI in order to satisfy the Minimum Offering Requirement and any shares purchased by CFI pursuant to the Distribution Support Agreement in the Initial Offering). As of December 31, 2022, CFI has fulfilled its obligation under the Distribution Support Agreement.

Sponsor Support

The Company’s sponsor, CFI, is a Delaware limited liability company and an affiliate of CFLP. CFI has paid a portion of selling commissions and all of the dealer manager fees, up to a total of 4% of gross offering proceeds from the sale of Class AX Shares and Class TX Shares, as well as 1.5% of gross offering proceeds from the sale of Class IX Shares, incurred in connection with the Initial Offering. The Company will reimburse such expenses (i) immediately prior to or upon the occurrence of a liquidity event, including (A) the listing of the Company’s common stock on a national securities exchange or (B) a merger, consolidation or a sale of substantially all of the Company’s assets or any similar transaction or any transaction pursuant to which a majority of the Company’s board of directors then in office are replaced or removed, or (ii) upon the termination of the Amended Advisory Agreement by the Company or by the Advisor. In each such case, the Company only will reimburse CFI after the Company has fully invested the proceeds from the Initial Offering and the Company’s stockholders have received, or are deemed to have received, in the aggregate, cumulative distributions equal to their invested capital plus a 6% cumulative, non-compounded annual pre-tax return on such invested capital. As of December 31, 2022, CFI has paid Sponsor Support totaling $5,374,526.
Note 10 - Variable Interest Entities

As of December 31, 2022, and December 31, 2021, certain VIEs have been identified. In regard to the Company’s investment in the SF Property, the Keller Property, the Summerfield Property, the Valencia Property, the Kacey Property, the DST, the Industry Property, the Longmire Property, the ON3 Property, the West End Property, and the Palms Property, the Company has determined itself to be the primary beneficiary because the Company has a significant variable interest in and control over the SF Property, Keller Property, and a controlling interest in the Summerfield Property, the Valencia Property, the Kacey Property, the DST, the Industry Property, the Longmire Property, the ON3 Property, the West End Property, and the Palms Property. Therefore, the Company has consolidated the SF Property, the Keller Property, the Summerfield Property, the Valencia Property, the Kacey Property, the DST, the Industry Property, the Longmire Property, the ON3 Property, the West End Property, and the Palms Property. In regard to the Company’s investment in the Station DST, the Company has determined itself not to be the primary beneficiary, because the Company does not have a significant variable interest in and control over the Station DST. Therefore, the Company has not consolidated the Station DST. The Company’s maximum exposure to loss from its interest in an unconsolidated VIE as of December 31, 2022 is $6,222,470, related to its investment in a real estate-related asset, the Station DST. Refer to Note 6 - Investments in Real Estate-Related Assets for additional information.

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

CANTOR FITZGERALD INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For lessees, the lease accounting standard ASC 842, Leases requires the lessee to recognize the assets and liabilities that arise from the leases. A lessee can classify a lease as either a finance lease or operating lease based on meeting certain criteria under ASC 842. In connection with the accounting standard, the Company is required to determine the incremental borrowing rate that is used as the discount rate in calculating the present value of lease payments for the duration of the lease term to measure the lease asset, Right-of-Use Asset (“ROU”) and lease liability. Given the extended lease term, estimating the incremental borrowing rate requires significant judgment from the Company. The Company has determined that the two ground leases qualify as operating leases. As of December 31, 2022 and December 31, 2021, the Company has $16,383,138 and $16,466,271 of ROU, respectively and $16,383,138 and $16,466,271 lease liability, respectively. Under the new guidance, for the year ended on December 31, 2022 and December 31, 2021, the Company has recognized lease expense of $696,535 and $272,166, respectively and is included within the accompanying consolidated statements of operations.

The following table reflects the base cash rental payments due from the Company as of December 31, 2022:

Year	Future Base Rent Payments
2023	653,198
2024	653,198
2025	653,198
2026	653,198
2027	653,198
Thereafter	35,247,154
Total	$38,513,144

Litigation and Regulatory Matters

As of December 31, 2022 and December 31, 2021, the Company was not subject to litigation nor was the Company aware of any litigation pending against it. The Company has entered into customary guaranty agreements (the “Guaranty Agreements”) in connection with the financing of certain specific investments, including the acquisition of the GR Property, the FM Property, the Buchanan Property, the CO Property, and the Summerfield Property as further described in Note 7 — Loans Payable. Pursuant to the Guaranty Agreements, the Company has guaranteed any losses or liabilities that the lenders may incur as a result of the occurrence of certain enumerated bad acts as defined in the Guaranty Agreements. The Company has also guaranteed the repayment of obligations and indebtedness due to the lenders upon the occurrence of certain enumerated events as defined in the Guaranty Agreements. Additionally, in regards to the GR Property, the FM Property, the Buchanan Property, the CO Property, and the Summerfield Property the Company has also agreed to indemnify the lenders against certain environmental liabilities.

As of December 31, 2022, the Company’s liability under these arrangements is not quantifiable and the potential for the Company to be required to make payments under the Guaranty Agreements is remote. Accordingly, no contingent liability is recorded in the Company’s consolidated balance sheet for these arrangements.

Risks and Uncertainties

Financial instruments that potentially subject the Company to concentrations of credit risk include Cash and cash equivalents and restricted cash. At times, balances with any one financial institution may exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. The Company believes it mitigates this risk by investing its cash with institutions it considers to be of high-credit quality.

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

The Company’s business and operating results are affected by the financial markets and economic conditions in the United States and throughout the world. Economic uncertainty remains high associated with supply chain and labor shortage concerns, rising financing costs, rising inflationary concerns, market volatility and other geopolitical risks arising from the ongoing Russia-Ukraine conflict and additional COVID-19 variants. The uncertainty of the economy as it is recovering from the pandemic, combined with other factors

CANTOR FITZGERALD INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

including, but not limited to, the ongoing Russia-Ukraine conflict, inflation, labor shortages and supply chain disruption, could, further destabilize the financial markets and geographies in which the Company operate.

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

The following describes the methods the Company uses to estimate the fair value of the Company’s financial assets and liabilities:

Investment in real estate, net — The fair value is estimated by utilizing the income approach to value, using a direct capitalization analysis and discounted cash flow analysis, as well as a sales comparison approach where deemed applicable. As of December 31, 2022, and December 31, 2021, the estimated fair value of the Company’s Investment in real estate, net was $1,084,925,000 and $718,790,000, respectively. The Company has not elected the fair value option to account for its Investment in real estate, net.

Investments in real estate-related assets — The fair value of the Pennsylvania SPE and the Illinois SPE is estimated by discounting the expected cash flows based on the market interest and preferred return rates for similar loans and preferred equity investments to the Company’s investments. The fair value of the Company’s interest in the Station DST was based upon the Station DST Property appraisal, the fair market value of the mortgage loan encumbering the Station DST Property as of December 31, 2022, and the other tangible assets and liabilities of the Station DST such as cash and reserves, each reflecting the Company’s ownership interest in the Station DST (15%). As of December 31, 2022, and December 31, 2021, the estimated fair value of the Company’s Investments in real estate-related assets was $35,815,027 and $35,121,327 respectively. The Company has not elected the fair value option to account for its Investments in real estate-related assets.

CANTOR FITZGERALD INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Loans payable — The fair value is estimated by discounting the expected cash flows based on estimated borrowing rates available to the Company as of the measurement date. The current period liabilities’ carrying and fair values exclude net deferred financing costs. These financial instruments are valued using Level 2 inputs. As of December 31, 2022 and December 31, 2021, the estimated fair value of the Company’s loans payable was $405,090,233 and $357,212,043, respectively (excluding deferred financing costs). The Company has not elected the fair value option, and as such has accounted for its debt using the amortized cost method.

Derivative Assets and Liabilities — The Company's derivative assets and liabilities, which are included in Derivative assets, at fair value and Derivative liabilities, at fair value, respectively, in the consolidated financial statements, are comprised of an interest rate swap and interest rate cap (Note 14). The Company measures derivative instruments at fair value and records them as assets or liabilities, depending on the Company's rights or obligations under the applicable derivative contract. The valuation of the Company's derivative instruments is determined using a discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, as well as observable market-based inputs, including interest rate curves. These derivative instruments were classified as Level 2 as these instruments are custom, over-the-counter contracts with bank counterparties that are not traded in an active market.

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

Additionally, in conjunction with the Keller Loan, the Company entered into an interest rate cap agreement for a notional amount of $31,277,000. See Note 7 – Loans Payable for further details. The fair value of this interest rate cap is $1,308,778 and is included with other assets on the consolidated balance sheet as of December 31, 2022.

The table below presents the fair value of the Company’s derivative financial instrument as well as its classification on the consolidated balance sheet as of December 31, 2022 and December 31, 2021:

	Balance Sheet Location	December 31, 2022	December 31, 2021
Derivatives designated as hedging instruments:
Interest rate “pay-fixed” swap	Derivative assets, at fair value	$9,020,255	$—
Interest rate “pay-fixed” swap	Derivative liabilities, at fair value	$—	$157,709

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

The changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive loss (“AOCI”) and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects

CANTOR FITZGERALD INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

earnings. During the year ended December 31, 2022 and December 31, 2021, an amount of $5,584 and $318,289 was reclassified into earnings and has been recorded within Interest expense in the accompanying consolidated statement of operations.

As of December 31, 2022 the Company had the following derivatives that were designated as cash flow hedges of interest rate risk:

	December 31, 2022
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

During the year ended December 31, 2022 and 2021 the Company recorded gains on derivatives not designated as hedges of $ 1,305,759 and $117,607, respectively, within Interest expense in the accompanying consolidated statement of operations.

The following table details the Company’s interest rate derivative not designated as a hedge.

	December 31, 2022
Interest Rate Derivative	Number of Instruments	Notional Amount
Interest Rate Cap	1	31,277,000

Credit Risk-Related Contingent Features

The agreements the Company has with the Company’s derivative counterparties contain cross-default provisions that could trigger a declaration of default on the Company’s derivative obligations if the Company defaults, or is capable of being declared in default, on certain of the Company’s indebtedness. At December 31, 2022, the Company had not been declared in default on any of its derivative obligations. The estimated fair value of the Company’s derivatives in a net asset position was $10,329,033 at December 31, 2022. The estimated fair value of the Company’s derivatives in a net liability position was $40,102 at December 31, 2021.

Note 15 – Subsequent Events

Performance Participation Allocation

On March 6, 2023, The Company paid $4,873,546 of the Performance Participation Allocation due to the Special Unit Holder.

Operating Expenses

On March 6, 2023, The Company reimbursed $5,300,602 of the operating expenses due to the Advisor.

Common Stock Repurchases

Subsequent to December 31, 2022, the Company received and completed 74 eligible repurchase requests for a total of 331,093 shares in the amount of $8,779,503.

Status of the Offerings

As of March 28, 2023, the Company had sold an aggregate of 15,908,447 shares of its common stock (consisting of 3,928,383 Class AX Shares, 592,274 Class TX Shares, 1,226,318 Class IX Shares, 1,426,744 Class T Shares, 642,275 Class D Shares, 6,929 Class S Shares, and 8,085,524 Class I Shares) in the Offerings resulting in net proceeds of $397,763,122 to the Company as payment for such shares.

CANTOR FITZGERALD INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Distributions

As authorized by the board of directors of the Company, on March 1, 2023, the Company declared the following distributions for each class of the Company’s common stock as rounded to the nearest three decimal places ($1.55 on an annual basis):

Gross Distribution
Class T Shares	$0.1189
Class S Shares	$0.1189
Class D Shares	$0.1189
Class I Shares	$0.1189
Class AX Shares	$0.1189
Class TX Shares	$0.1189
Class IX Shares	$0.1189

The net distributions for each class of common stock (which represents the gross distributions described above less the distribution fee for the applicable class of common stock as described in the Company’s applicable prospectus) are payable to stockholders of record immediately following the close of business on February 28, 2023 and will be paid on or about March 3, 2023. These distributions will be paid in cash or reinvested in shares of the Company’s common stock for stockholders participating in the Company’s distribution reinvestment plan. Some or all of the cash distributions may be paid from sources other than cash flow from operations.