Form 10-Q
period 2023-03-31
Cantor Fitzgerald Income Trust, Inc.
filed 2023-05-12
CIK 1666244

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 9, 2023, the registrant had 3,902,712 Class AX Shares, 1,224,828 Class IX Shares, 544,192 Class TX Shares, 8,006,208 Class I Shares, 1,467,812 Class T Shares, 666,423 Class D Shares and 7,002 Class S Shares of $0.01 par value common stock outstanding.

CANTOR FITZGERALD INCOME TRUST, INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

CANTOR FITZGERALD INCOME TRUST, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2023	December 31, 2022
Assets
Investment in real estate, net of accumulated depreciation of $44,448,938 and $38,540,964, respectively	$917,364,841	$922,493,164
Cash and cash equivalents	33,159,146	27,642,348
Restricted cash	9,535,646	10,891,073
Investments in real estate-related assets	30,493,169	30,622,470
Intangible assets, net of accumulated amortization of $26,696,980 and $23,812,044, respectively	82,246,233	85,131,169
Operating lease right-of-use asset	16,361,901	16,383,138
Derivative assets, at fair value	7,397,492	9,020,255
Prepaid expenses and other assets	10,929,896	9,925,732
Deferred rent receivable	9,858,833	9,251,165
Due from related party	576,257	576,257
Total assets	$1,117,923,414	$1,121,936,771
Liabilities and Equity
Liabilities
Loans payable, net of deferred financing costs of $4,711,977 and $4,927,048, respectively	$467,056,457	$461,841,386
Intangible liabilities, net of accumulated amortization of $4,410,106 and $3,914,404, respectively	20,776,206	21,271,908
Operating lease liability	16,361,901	16,383,138
Distributions payable	2,102,785	6,849,076
Restricted reserves	5,554,025	7,850,305
Due to related parties	6,036,361	6,496,398
Deferred revenue	1,411,561	1,233,788
Accrued interest payable	1,857,974	1,649,465
Accounts payable and accrued expenses	2,693,941	3,031,670
Total liabilities	$523,851,211	$526,607,134
Commitments and contingencies (Note 12)
Stockholders' equity
Controlling interest
Preferred stock, $0.01 par value per share, 50,000,000 shares authorized, and 0 issued and outstanding at each March 31, 2023 and December 31, 2022	—	—
Class AX common stock, $0.01 par value per share, 10,000,000 shares authorized, and 3,899,464 and 3,864,320 issued and outstanding at March 31, 2023 and December 31, 2022, respectively	38,995	38,643
Class TX common stock, $0.01 par value per share, 5,000,000 shares authorized, and 592,274 and 719,803 issued and outstanding at March 31, 2023 and December 31, 2022, respectively	5,923	7,198
Class IX common stock, $0.01 par value per share, 5,000,000 shares authorized, and 1,222,518 and 1,222,180 issued and outstanding at March 31, 2023 and December 31, 2022, respectively	12,225	12,222
Class T common stock, $0.01 par value per share, 100,000,000 shares authorized, and 1,413,276 and 1,280,789 issued and outstanding at March 31, 2023 and December 31, 2022, respectively	14,133	12,809
Class S common stock, $0.01 par value per share, 20,000,000 shares authorized, and 6,930 issued and 6,910 outstanding at each March 31, 2023 and December 31, 2022, respectively	69	69
Class D common stock, $0.01 par value per share, 60,000,000 shares authorized, and 640,239 issued and 531,864 outstanding at each March 31, 2023 and December 31, 2022, respectively	6,402	5,318
Class I common stock, $0.01 par value per share, 200,000,000 shares authorized, and 8,049,813 and 7,582,500 issued and outstanding at March 31, 2023 and December 31, 2022, respectively	80,498	75,825
Additional paid-in capital	405,627,998	389,390,600
Retained earnings/accumulated deficit and cumulative distributions	(66,321,493)	(55,143,655)
Accumulated other comprehensive income/(loss)	739,749	902,026
Total controlling interest	340,204,499	335,301,055
Non-controlling interests in subsidiaries	253,867,704	260,028,582
Total stockholders' equity	594,072,203	595,329,637
Total liabilities and stockholders' equity	$1,117,923,414	$1,121,936,771

See accompanying notes to consolidated financial statement

CANTOR FITZGERALD INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months
	Ended March 31,
	2023	2022
Revenues:
Rental revenues	$17,018,967	$12,313,333
Preferred return income	241,707	238,461
Income from mezzanine loan investment	257,690	254,227
Other property operating revenues	3,753,209	1,348,580
Total revenues	21,271,573	14,154,601
Operating expenses (income):
General and administrative expenses	4,894,511	4,066,994
Depreciation and amortization	8,737,117	6,899,136
Management fees	1,764,464	1,129,214
Property operating expenses	7,668,693	3,751,574
Total operating expenses	23,064,785	15,846,918
Other income (expense):
Income/(loss) from investments in real estate-related assets	8,348	(369,467)
Interest income	275,913	3,596
Interest expense	(5,140,423)	(2,812,327)
Total other income (expense)	(4,856,162)	(3,178,198)
Net income (loss)	$(6,649,374)	$(4,870,515)
Net income (loss) attributable to non-controlling interest	(1,274,533)	(1,215,143)
Net income (loss) attributable to common stockholders	$(5,374,841)	$(3,655,372)
Weighted average shares outstanding	15,685,035	10,757,050
Net income (loss) per common share - basic and diluted	$(0.34)	$(0.34)

See accompanying notes to consolidated financial statements

CANTOR FITZGERALD INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	For the Three Months
	Ended March 31,
	2023	2022
Net income (loss)	$(6,649,374)	$(4,870,515)
Other comprehensive income (loss)
Unrealized gain (loss) on derivative instruments	(1,622,764)	3,867,633
Comprehensive income (loss)	(8,272,138)	(1,002,882)
Amounts attributable to noncontrolling interests
Net income (loss)	(1,274,533)	(1,215,143)
Unrealized gain (loss) on derivative instruments	(1,460,487)	3,480,870
Comprehensive income (loss) attributable to noncontrolling interests	(2,735,020)	2,265,727
Comprehensive income (loss) attributable to common stockholders	$(5,537,118)	$(3,268,609)

See accompanying notes to consolidated financial statements

CANTOR FITZGERALD INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

	Controlling Interest
																Retained Earnings/
	Common Stock														Additional	Accumulated Deficit and	Accumulated Other	Non-	Total
	Class AX		Class TX		Class IX		Class I		Class T		Class D		Class S		Paid-In	Cumulative	Comprehensive	controlling	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Distributions	Income/(loss)	interest	Equity
Balance as of January 1, 2022	3,441,219	$34,412	1,319,066	$13,191	1,203,025	$12,030	2,707,306	$27,073	555,074	$5,551	275,596	$2,756	4,362	$44	$238,954,331	$(30,111,852)	$(15,771)	$145,019,828	$353,941,593
Common stock	180,600	1,807	(180,740)	(1,808)	—	—	1,653,108	16,531	185,212	1,851	103,726	1,037	—	—	49,994,745	—	—	—	50,014,163
Common stock repurchased	(47,476)	(475)	(14,299)	(143)	—	—	(1,000)	(10)	(1,227)	(12)	(5,154)	(52)	—	—	(1,783,734)	—	—	—	(1,784,426)
Distribution reinvestment	19,135	191	6,561	66	6,467	65	10,167	102	1,467	15	1,460	15	1	—	1,145,760	—	—	—	1,146,214
Offering costs, commissions and fees	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(500,907)	—	—	—	(500,907)
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(3,655,372)	—	(1,215,143)	(4,870,515)
Distributions declared on common stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(4,004,633)	—	—	(4,004,633)
Designated derivatives, fair value adjustments	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	386,763	3,480,870	3,867,633
Acquired or syndicated ownership interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	3,191,427	—	—	—	3,191,427
Non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(7,885,953)	(7,885,953)
Balance as of March 31, 2022	3,593,478	$35,935	1,130,588	$11,306	1,209,492	$12,095	4,369,581	$43,696	740,526	$7,405	375,628	$3,756	4,363	$44	$291,001,622	$(37,771,857)	$370,992	$139,399,602	$393,114,596

	Controlling Interest
																Retained Earnings/
	Common Stock														Additional	Accumulated Deficit and	Accumulated Other	Non-	Total
	Class AX		Class TX		Class IX		Class I		Class T		Class D		Class S		Paid-In	Cumulative	Comprehensive	controlling	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Distributions	Income/(loss)	interest	Equity
Balance as of January 1, 2023	3,864,320	$38,643	719,803	$7,198	1,222,180	$12,222	7,582,500	$75,825	1,280,789	$12,809	531,864	$5,318	6,910	$69	$389,390,600	$(55,143,655)	$902,026	$260,028,582	$595,329,637
Common stock	120,869	1,209	(120,959)	(1,209)	—	—	691,739	6,917	171,609	1,715	112,705	1,127	—	—	26,154,932	—	—	—	26,164,691
Common stock repurchased	(105,744)	(1,057)	(9,682)	(97)	(5,798)	(58)	(251,928)	(2,519)	(43,413)	(434)	(6,643)	(66)	—	—	(11,211,168)	—	—	—	(11,215,399)
Distribution reinvestment	20,019	200	3,112	31	6,136	61	27,502	275	4,291	43	2,313	23	20	—	1,695,335	—	—	—	1,695,968
Offering costs, commissions and fees	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(401,701)	—	—	—	(401,701)
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(5,374,841)	—	(1,274,533)	(6,649,374)
Distributions declared on common stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(5,802,997)	—	—	(5,802,997)
Designated derivatives, fair value adjustments	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(162,277)	(1,460,487)	(1,622,764)
Non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(3,425,858)	(3,425,858)
Balance as of March 31, 2023	3,899,464	$38,995	592,274	$5,923	1,222,518	$12,225	8,049,813	$80,498	1,413,276	$14,133	640,239	$6,402	6,930	$69	$405,627,998	$(66,321,493)	$739,749	$253,867,704	$594,072,203

See accompanying notes to consolidated financial statements

CANTOR FITZGERALD INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months
	Ended March 31,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$(6,649,374)	$(4,870,515)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	8,960,886	7,064,471
Loss from investments in real estate-related assets	(8,348)	369,467
Amortization of above-market lease intangibles	49,095	49,095
Amortization of below-market lease intangibles	(489,002)	(247,748)
Changes in assets and liabilities:
Proceeds from investments in real estate-related assets	137,649	104,556
(Increase) in deferred rent receivable	(607,668)	(1,470,132)
Decrease in accrued preferred return receivable	—	81,018
Decrease in accrued income from mezzanine loan investment	—	72,498
(Increase) in prepaid expenses and other assets	(1,004,164)	(1,423,579)
(Decrease)/increase in due to related parties	(460,221)	3,692,679
Increase/(decrease) in deferred revenue	177,773	(249,357)
(Decrease) in distribution payable	—	(410,919)
(Decrease) in restricted reserves	(2,296,280)	(855,943)
(Decrease) in accounts payable and accrued expenses	(2,773,625)	(110,671)
Increase in accrued interest payable	208,509	188,587
Net cash (used in)/provided by operating activities	(4,754,770)	1,983,507
Cash flows from investing activities:
Acquisition of real estate	(779,651)	(63,898,627)
Cash used in investing activities	(779,651)	(63,898,627)
Cash flows from financing activities:
Borrowings under credit facility	5,000,000	19,000,000
Proceeds from issuance of common stock, net	25,762,990	50,509,768
Distributions	(8,853,137)	(3,384,825)
Payments for redemptions of common stock	(8,779,503)	(1,714,806)
Non-controlling interest distributions	(3,425,858)	(1,253,891)
Payment of deferred financing costs	(8,700)	(52,332)
Syndicated ownership interest	—	3,191,427
Net cash provided by financing activities	9,695,792	66,295,341
Net increase in cash and cash equivalents and restricted cash	4,161,371	4,380,221
Cash and cash equivalents and restricted cash, at beginning of period	38,533,421	19,026,144
Cash and cash equivalents and restricted cash, at end of period	$42,694,792	$23,406,365
Reconciliation of cash and cash equivalents and restricted cash
Cash and cash equivalents	$33,159,146	$20,289,635
Restricted cash	9,535,646	3,116,730
Total cash and cash equivalents and restricted cash	$42,694,792	$23,406,365
Supplemental disclosure of cash flow information:
Cash paid for interest	$4,796,842	$2,507,071
Non-cash investing and financing activities:
Distribution reinvestment	$1,695,968	$1,146,214
Distributions payable	$2,093,255	$1,004,233
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

On February 2, 2016, the Company was capitalized with a $200,001 investment by the Company’s sponsor, Cantor Fitzgerald Investors, LLC (“CFI”) through the purchase of 8,180 Class A shares. In addition, a wholly owned subsidiary of CFI, Cantor Fitzgerald Income Trust OP Holdings, LLC, formerly known as Rodin Global Property Trust OP Holdings, LLC, (the “Special Unit Holder”), has invested $1,000 in the Operating Partnership and has been issued a special class of limited partnership units (“Special Units”), which is recorded as a non-controlling interest on the consolidated balance sheet as of March 31, 2023. The Company registered with the Securities and Exchange Commission (“SEC”) an offering of up to $1.25 billion in shares of common stock, consisting of up to $1.0 billion in shares in the Company’s primary offering (the “Primary Offering”) and up to $250 million in shares pursuant to its distribution reinvestment plan (the “DRP”, and together with the Primary Offering, the “Initial Offering”). On May 18, 2017, the Company satisfied the minimum offering requirement as a result of CFI’s purchase of $2.0 million in Class I shares (the “Minimum Offering Requirement”). On March 20, 2020, the Company filed a registration statement on Form S-11 with the SEC for a proposed second public offering (the “Follow-On Offering”). Subsequently, on July 31, 2020, the Company terminated the Primary Offering but is continuing to offer up to $50.0 million of common stock pursuant to the DRP. On August 10, 2020, the SEC declared the Follow-On Offering effective. In the Follow-On Offering, the Company is offering up to $1 billion in shares of common stock in a primary offering on a best efforts basis and $250 million in shares of common stock to be issued pursuant to the DRP. On July 30, 2020, the Company, amended its charter (as amended, the “Charter”) to redesignate its currently issued and outstanding Class A shares of common stock, Class T shares of common stock and Class I shares of common stock as “Class AX Shares,” “Class TX Shares” and “Class IX Shares,” respectively. In addition, on July 30, 2020, as set forth in the Charter, the Company has reclassified the authorized but unissued portion of its common stock into four additional classes of common stock: Class T Shares, Class S Shares, Class D Shares, and Class I Shares. The Class AX shares, Class TX shares and Class IX shares generally have the same rights, including voting rights, as the Class T shares, Class S shares, Class D shares and Class I shares that the Company is offering pursuant to the Follow-On Offering (Refer to Note 8 – Stockholders’ Equity).

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

As of March 31, 2023, the Company owned the following investments:

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

Note 2 – Summary of Significant Accounting Policies

Other than the following, during the three months ended March 31, 2023, there were no significant changes made to the Company’s significant accounting policies.

Current Expected Credit Losses (“CECL”)

The accounting policy changes are attributable to the adoption of ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326)—Measurement of Credit Losses on Financial Instruments, and related amendments on January 1, 2023. In accordance with the guidance in ASC Topic 326, the Company presents its financial assets that are measured at amortized cost, net of an allowance for credit losses, which represents the amount expected to be collected over their estimated life. Expected credit losses for newly recognized financial assets carried at amortized cost, as well as changes to expected lifetime credit losses during the period, are recognized in earnings. The CECL methodology represents a significant change from prior U.S. GAAP and replaced the prior multiple impairment methods, which generally required that a loss be incurred before it was recognized. Within the life cycle of a loan or other financial asset in scope, the methodology generally results in the earlier recognition of the provision for credit losses and the related allowance for credit losses than under prior U.S. GAAP. The CECL methodology’s impact on expected credit losses, among other things, reflects the Company’s view of the current state of the economy, forecasted macroeconomic conditions and the Company’s portfolios.

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

The Company evaluates all of its investments in real estate-related assets to determine if they are VIEs utilizing judgments and estimates that are inherently subjective. If different judgments or estimates were used for these evaluations, it could result in differing conclusions as to whether or not an entity is a VIE and whether or not to consolidate such entity. As of March 31, 2023 and December 31, 2022, the Company concluded that it had investments in VIEs. Refer to Note 10 — Variable Interest Entities for additional information.

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

Restricted Cash

Restricted cash consists primarily of amounts held by lenders in escrow accounts for real estate taxes, and other lender reserves for certain properties. This also includes amounts required under the liquidity covenants of the credit facility agreement.

Deferred Rent Receivable

Deferred rent receivable represents rent earned in excess of rent received as a result of straight-lining rents over the terms of the leases on the FM Property, the CO Property, the Lewisville Property, the SF Property, the Buchanan Property, the DST, the Madison Ave Property, the Valencia Property, the De Anza Property, the Fisher Road Property, the ON3 Property, and the Mount Comfort Land in accordance with ASC Topic 842, Leases. As of March 31, 2023 and December 31, 2022, Deferred rent receivable was $9,858,833 and $9,251,165, respectively.

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

The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate assets may not be recoverable. Impairment indicators that the Company considers include, but are not limited to, bankruptcy or other credit concerns of a property’s major tenant, such as a history of late payments, rental concessions and other factors, a significant decrease in a property’s revenues due to lease terminations, vacancies, co-tenancy clauses, reduced lease rates or other circumstances. When indicators of potential impairment are present, the Company assesses the recoverability of the assets by determining whether the carrying amount of the assets will be recovered through the undiscounted future cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying amount, the Company will adjust the real estate assets to their respective fair values and recognize an impairment loss. Generally, fair value is determined using a discounted cash flow analysis and recent comparable sales transactions. As of March 31, 2023 and December 31, 2022, no impairment losses have been identified.

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

Mezzanine loan investments are considered credit impaired when, based on current information and events, and reasonable and supportable forecasts, the Company will not be able to collect principal and income from mezzanine loan amounts due according to the contractual terms. The Company assesses the credit quality of the portfolio and adequacy of loss reserves on a periodic basis. Significant judgment of management is required in this analysis. The Company considers the estimated net recoverable value of the mezzanine loan investment as well as other factors, including but not limited to the fair value of any collateral, the amount and the status of any senior debt, the quality and financial condition of the borrower and the competitive situation of the area where the underlying collateral is located. Because this determination is based on projections of future economic events, which are inherently subjective, the amount ultimately realized may differ materially from the carrying value as of the balance sheet date. If upon completion of the assessment, the estimated fair value of the underlying collateral is less than the net carrying value of the mezzanine loan investment, a loss reserve is recorded with a corresponding charge to provision for losses. The CELC reserve for each mezzanine loan investment is maintained at a level that is determined to be adequate by management to absorb expected credit losses.

Income recognition is suspended for a mezzanine loan investment at the earlier of the date at which payments become 90-days past due or when, in the opinion of management, a full recovery of income and principal becomes doubtful. When the ultimate collectability of the principal of an impaired mezzanine loan investment is in doubt, all payments are applied to principal under the cost recovery method. When the ultimate collectability of the principal of an impaired mezzanine loan investment is not in doubt, contractual income from mezzanine loan is recorded as income from mezzanine loan when received, under the cash basis method until an accrual is resumed when the mezzanine loan investment becomes contractually current and performance is demonstrated to be resumed. A mezzanine loan investment is written off when it is no longer realizable and/or legally discharged. Pursuant to the adoption of the CECL accounting standards, the Company has made an accounting policy election not to measure an allowance for credit losses on accrued interest receivable amounts as the Company writes-off the uncollectible accrued interest receivable balance in a timely manner. As of March 31, 2023 and December 31, 2022, no credit impairment losses have been identified.

Preferred Equity Investment

The Company has made a preferred equity investment in the Pennsylvania SPE, an entity that holds commercial real estate. Preferred equity investments are generally intended to be held to maturity and, accordingly, are carried at cost, net of unamortized fees, premium, discount and unfunded commitments. Preferred Equity investments that are deemed to be credit impaired are carried at amortized cost less a loss reserve, if deemed appropriate. Preferred equity investments where the Company does not have the intent to hold the investment for the foreseeable future or until its expected payoff are classified as held for sale and recorded at the lower of cost or estimated value.

Preferred equity investments are considered credit impaired when, based on current information and events, and reasonable and supportable forecasts, the Company will not be able to collect principal and preferred return income amounts due according to the contractual terms. The Company assesses the credit quality of the portfolio and adequacy of loss reserves on a periodic basis. Significant judgment of management is required in this analysis. The Company considers the estimated net recoverable value of the preferred equity investment as well as other factors, including but not limited to the fair value of any collateral, the amount and the status of any senior debt, the quality and financial condition of the borrower and the competitive situation of the area where the underlying collateral is located. Because this determination is based on projections of future economic events, which are inherently subjective, the amount ultimately realized may differ materially from the carrying value as of the balance sheet date. If upon completion of the assessment, the estimated fair value of the underlying collateral is less than the net carrying value of the preferred equity investment, a loss reserve is recorded with a corresponding charge to provision for losses. The loss reserve for each preferred equity investment is maintained at a level that is determined to be adequate by management to absorb expected credit losses.

Income recognition is suspended for a preferred equity investment at the earlier of the date at which payments become 90-days past due or when, in the opinion of management, a full recovery of income and principal becomes doubtful. When the ultimate collectability of the principal of an impaired preferred equity investment is in doubt, all payments are applied to principal under the cost recovery method. When the ultimate collectability of the principal of an impaired preferred equity investment is not in doubt, contractual preferred return income is recorded as preferred return income when received, under the cash basis method until an accrual is resumed when the preferred return investment becomes contractually current and performance is demonstrated to be resumed. A preferred return investment is written off when it is no longer realizable and/or legally discharged. Pursuant to the adoption of the CECL accounting standards, the Company has made an accounting policy election not to measure an allowance for credit losses on accrued interest receivable amounts as the Company writes-off the uncollectible accrued interest receivable balance in a timely manner. As of March 31, 2023 and December 31, 2022, no credit impairment losses have been identified.

Unconsolidated Equity Method Investments

The Company performs consolidation analysis in accordance with ASC Topic 810, Consolidation, as described in the “Variable Interest Entities” section of this Note 2. The Company has determined, as a result of its analysis, that it is not the primary beneficiary of its investment in the Station DST, and therefore has not consolidated the entity. The Company has accounted for its investment in the Station DST, which is controlled and managed by CFI, under the equity method of accounting, and included within Investments in real estate-related assets on the Company’s consolidated balance sheet. In accordance with ASC Topic 323, Investments-Equity Method and Joint Ventures, the Company is able to exercise significant influence over this investee. Under the equity method, the investment is adjusted each period for capital contributions and distributions and its share of the entity’s net income (loss). Capital contributions, distributions and net income (loss) of such entity is recorded in accordance with the terms of the governing documents. An allocation of net income (loss) may differ from the stated ownership percentage interest in such entity as a result of preferred returns and allocation formulas, if any, as described in such governing documents. Investments in real estate-related assets are periodically reviewed for impairment based on projected cash flows from the underlying investment. If an impairment is identified, the carrying value of the investment will be reduced to the anticipated recoverable amount. As of March 31, 2023 and December 31, 2022, no impairment has been identified.

Deferred Financing Costs

Costs incurred in connection with obtaining financing are capitalized and amortized over the term of the related loan on a straight-line basis, which approximates the effective interest method. The carrying value of the deferred financing costs at March 31, 2023 and December 31, 2022 was $4,711,977 and $4,927,048, respectively, which is net of accumulated amortization of $1,518,301 and $1,294,530, respectively, and recorded as an offset to the related debt. For the three months ended March 31, 2023 and March 31, 2022, amortization of deferred financing costs was $223,771 and $165,337, respectively and is included in Interest expense on the accompanying consolidated statements of operations.

Revenue Recognition

Rental revenue is recognized on a straight-line basis over the life of the respective leases.

Preferred return income from the Company’s preferred equity investment is recognized when earned and accrued based on the outstanding investment balance.

Income from mezzanine loan investment is recognized when earned and accrued based on the outstanding loan balance.

Other Property Operating Revenues

Other property operating revenues include tenant reimbursement income and revenues received from tenants to cover utilities and other amenities. The tenant reimbursement income is derived from certain property operating expenses, including real estate taxes and insurance, among others, that are paid by the Company and are reimbursed by the tenants of the Company’s properties pursuant to the terms of the respective leases. These reimbursements and other revenues received from tenants are reflected as Other property operating revenues in the accompanying consolidated statements of operations, which, for the three months ended March 31, 2023 and March 31, 2022 was $3,753,209 and $1,348,580, respectively.

Property Operating Expenses

Certain property operating expenses, including real estate taxes and insurance, among others, are paid by the Company and may be reimbursed by the tenants of the Company’s properties pursuant to the terms of the respective leases. These expenses incurred are reflected as Property operating expenses in the accompanying consolidated statements of operations, which for the three months ended March 31, 2023 and March 31, 2022 was $7,668,693 and $3,751,574, respectively.

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

Due from Related Party

Due from related party includes amounts due from the Advisor relating to the payment of certain federal and blue sky registration fees, as well as reimbursable expenses paid on behalf of the Company which as of both March 31, 2023 and December 31, 2022 was $576,257.

Deferred Revenue

Deferred revenue represents unearned rent received in advance from tenants at certain of the Company’s properties, which at March 31, 2023 and December 31, 2022 were $1,411,561 and $1,233,788, respectively.

Distribution Payable

Distribution payable is comprised of amounts of distributions declared by the Company but not yet paid and accrued distributions relating to the Performance Participation Allocation (as defined below in Note 8 – Stockholder’s Equity).

Also included within distribution payable is $9,530 due to certain specific affiliates, including the Sponsor, who are entitled to distributions based on their indirect equity interest in the Summerfield DST (as further described in Note 9 – Related Party Transactions). As of March 31, 2023, return of capital distributions were and are derived from net escrow break proceeds from the syndication of the Summerfield DST beneficial interest offering, with the related proceeds held and reported in cash and cash equivalents on the accompanying consolidated balance sheet.

As of March 31, 2023 and December 31, 2022 the aggregate total amount of distribution payable reported by the Company were $2,102,785 and $6,849,076, respectively.

Restricted Reserves

Restricted reserves is comprised of amounts received from tenants at certain of the Company’s properties for recoverable property operating expenses to be paid by the Company on behalf of the tenants, pursuant to the terms of the respective lease arrangements, which at March 31, 2023 and December 31, 2022 were $5,554,025 and $7,850,305, respectively.

Due to Related Parties

Due to related parties is comprised of amounts contractually owed by the Company for various services provided to the Company from related parties, which at March 31, 2023 and December 31, 2022 were $6,036,361 and $6,496,398, respectively (See Note 9 – Related Party Transactions).

Organization and Offering Costs

The Advisor has agreed to pay, on behalf of the Company, all organizational and offering costs (including legal, accounting, and other costs attributable to the Company’s organization and offering, but excluding upfront selling commissions, dealer manager fees and distribution fees) (“O&O Costs”) through the first anniversary of the date on which the Company satisfied the Minimum Offering Requirement, which was May 18, 2018 (the “Escrow Break Anniversary”). After the Escrow Break Anniversary, the Advisor, in its sole discretion, may pay some or all of the additional O&O Costs incurred, but is not required to do so. To the extent the Advisor pays such additional O&O Costs, the Company is obligated to reimburse the Advisor subject to the 1% Cap (as defined below). Following the Escrow Break Anniversary, the Company began reimbursing the Advisor for payment of O&O Costs on a monthly basis, which continued through the period ended May 18, 2021; provided, however, that the Company was not obligated to pay any amounts that as a result of such payment would cause the aggregate payments for O&O Costs (less selling commissions, dealer manager fees and distribution fees) paid to the Advisor to exceed 1% of gross proceeds from all the Company’s public offerings (the “1% Cap”), as of such payment date. Any amounts not reimbursed in any period are included in determining any reimbursement liability for a subsequent period. As of March 31, 2023, the Advisor has continued to pay all O&O Costs on behalf of the Company.

As of March 31, 2023 and December 31, 2022, the Advisor has incurred O&O Costs on the Company’s behalf of $12,853,143 and $12,613,362, respectively. As of March 31, 2023 and December 31, 2022, the Company is obligated to reimburse the Advisor for O&O Costs in the amount of $98,045 and $61,210, respectively, which is included within Due to related parties in the accompanying consolidated balance sheets. As of both March 31, 2023 and December 31, 2022, organizational costs of $90,675, were expensed and offering costs of $3,978,102 and $3,811,650, respectively, were charged to stockholders’ equity. As of March 31, 2023 and December 31, 2022, the Company has made reimbursement payments of $3,970,732 and $3,841,115, respectively, to the Advisor for O&O Costs incurred.

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

Earnings Per Share

Basic net income (loss) per share of common stock is determined by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is determined by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period, including common stock equivalents. As of March 31, 2023 and December 31, 2022, there were no material common stock equivalents that would have a dilutive effect on net income (loss) per share for common stockholders. All classes of common stock are allocated net income (loss) at the same rate per share.

For the three months ended March 31, 2023 and March 31, 2022, both basic and diluted net loss per share was $(0.34).

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires financial assets that are measured at amortized cost to be presented, net of an allowance for credit losses, at the amount expected to be collected over their estimated life. Expected credit losses for newly recognized financial assets, as well as changes to credit losses during the period, are recognized in earnings. For certain purchased financial assets with deterioration in credit quality since origination (“PCD assets”), the initial allowance for expected credit losses will be recorded as an increase to the purchase price. Expected credit losses, including losses on off-balance-sheet exposures such as lending commitments, will be measured based on historical experience, current conditions and reasonable and supportable forecasts that affect the collectability of the reported amount. In November 2018, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, to clarify that operating lease receivables accounted for under ASC 842, Leases, are not in the scope of the new credit losses guidance, and, instead, impairment of receivables arising from operating leases should be accounted for in accordance with ASC 842, Leases. In April 2019, the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. The ASU makes changes to the guidance introduced or amended by ASU No. 2016-13 to clarify the scope of the credit losses standard and address guidance related to accrued interest receivable balances, recoveries, variable interest rates and prepayments, among other issues. The ASU also amends guidance in ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, and ASU No. 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. With respect to amendments to ASU No. 2017-12, the guidance addresses partial-term fair value hedges, fair value hedge basis adjustments, and certain transition requirements, along with other issues. In addition, in May 2019, the FASB issued ASU No. 2019-05, Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief. The amendments in this ASU allow entities, upon adoption of ASU No. 2016-13, to irrevocably elect the fair value option for financial instruments that were previously carried at amortized cost and are eligible for the fair value option under ASC 825-10, Financial Instruments: Overall. In November 2019, the FASB issued ASU No. 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842) Effective Dates. Pursuant to this ASU, the effective date of the new credit losses standard was deferred, and the new credit impairment guidance became effective for the Company on January 1, 2023. In addition, in November 2019, the FASB issued ASU No. 2019-11, Codification Improvements to Topic 326, Financial Instruments—Credit Losses. The amendments in this ASU require entities to include certain expected recoveries of the amortized cost basis previously written off, or expected to be written off, in the allowance for credit losses for PCD assets; provide transition relief related to troubled debt restructurings; allow entities to exclude accrued interest amounts from certain required disclosures; and clarify the requirements for applying the collateral maintenance practical expedient. The amendments in ASUs No. 2018-19, 2019-04, 2019-05, 2019-10 and 2019-11 are required to be adopted concurrently with the guidance in ASU No. 2016-13. The Company adopted the standards on their required effective date beginning January 1, 2023. The adoption of the new guidance did not have an impact on the Company’s unaudited consolidated financial statements.

In March 2020, the FASB issued ASU No. 2020-03, Codification Improvements to Financial Instruments. This ASU makes narrow-scope amendments related to various aspects pertaining to financial instruments and related disclosures by clarifying or improving the Codification. Certain guidance became effective for the Company for annual periods beginning January 1, 2020, and the adoption of this guidance did not have a material impact on the Company’s unaudited consolidated financial statements. The Company adopted the guidance related to credit losses on the required effective date beginning January 1, 2023. The adoption of the new credit losses guidance did not have an impact on the Company’s unaudited consolidated financial statements.

In March 2022, the FASB issued ASU No. 2022-02, Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. The guidance is intended to improve the decision usefulness of information provided to investors about certain loan refinancing, restructurings, and write-offs. The standard eliminates the recognition and measurement guidance on TDRs for creditors after they have adopted ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and requires them to make enhanced disclosures about loan modifications for borrowers experiencing financial difficulty. The Company adopted the standard on the required effective date beginning January 1, 2023. The guidance for recognition and measurement of TDRs is applied using a prospective transition method, and the amendments related to disclosures will be applied prospectively. The adoption of this guidance did not have an impact on the Company’s unaudited consolidated financial statements.

New Accounting Pronouncements

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

Note 3 – Investment in Real Estate

Investment in real estate, net consisted of the following at March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
Building and building improvements	$856,369,684	$855,590,033
Land	105,444,095	105,444,095
Total	961,813,779	961,034,128
Accumulated depreciation	(44,448,938)	(38,540,964)
Investment in real estate, net	$917,364,841	$922,493,164

As of March 31, 2023, the Company owned interests in 18 real properties and a plot of land as described below:

Portfolio	Ownership Percentage	Location	Number of Properties	Square Feet/ Acre	Remaining Lease Term(1)	Annualized Rental Income(3)	Acquisition Date	Purchase Price(4)
Walgreens Grand Rapids ("GR Property")	100%	Grand Rapids, MI	1	14,552	14.3 years(2)	$500,000	July 2017	$7,936,508
Daimler Trucks North America Office Building ("FM Property")	100%	Fort Mill, SC	1	150,164	5.8 years	$2,670,638	February 2018	$40,000,000
Alliance Data Systems Office Building ("CO Property")	100%	Columbus, OH	1	241,493	9.5 years	$3,362,844	July 2018	$46,950,000
Hoya Optical Labs of America ("Lewisville Property")	100%	Lewisville, TX	1	89,473	5.3 years	$937,060	November 2018	$14,120,000
Williams Sonoma Office Building ("SF Property")	75%	San Francisco, CA	1	13,907	0.0 years(6)	$0	September 2019	$11,600,000
Martin Brower Industrial Buildings ("Buchanan Property")	100%	Phoenix, AZ	1	93,302	9.0 years	$1,083,444	November 2019	$17,300,000
Multifamily Residential Property ("Keller Property")	97%	Carrolton, TX	1	255,627	multiple(5)	$4,647,552	February 2021	$56,500,000
Multifamily Residential Property ("Summerfield Property")	25%	Landover, MD	1	452,876	multiple(5)	$9,590,592	March 2021	$115,500,000
Amazon Last Mile Cleveland ("Madison Ave Property")	100%	Cleveland, OH	1	168,750	8.0 years	$1,555,254	May 2021	$30,800,000
Valencia California ("Valencia Property")	10%	Santa Clarita, CA	1	180,415	12.8 years	$5,323,193	July 2021	$92,000,000
De Anza Plaza Office Buildings ("De Anza Property")	100%	Cupertino, CA	1	83,959	8.3 years	$4,206,056	July 2021	$63,750,000
Multifamily Residential Property ("Kacey Property")	10%	Kingwood, TX	1	296,991	multiple(5)	$5,080,188	November 2021	$67,000,000
Multifamily Residential Property ("Industry Property")	10%	Columbus, OH	1	187,678	multiple(5)	$4,890,864	December 2021	$81,000,000
Mars Petcare Dry/Cold Storage Facility ("Fisher Road Property")	100%	Columbus, OH	1	465,256	4.2 years	$2,984,877	March 2022	$58,000,000
Multifamily Residential Property ("Longmire Property")	96.46%	Conroe, TX	1	231,720	multiple(5)	$2,992,800	April 2022	$43,400,000
Office Tower ("ON3 Property")	10%	Nutley, NJ	1	332,818	15.8 years	$7,245,828	April 2022	$131,667,000
Multifamily Residential Property ("West End Property")	10%	Lenexa, KS	1	299,813	multiple(5)	$4,950,180	August 2022	$69,375,000
Multifamily Residential Property ("Palms Property")	10%	Houston, TX	1	222,672	multiple(5)	$3,870,720	August 2022	$48,000,000
Land ("Mount Comfort Land")	100%	Greenfield, IN	0	1 - acre	12.8 years	$53,140	October 2022	$445,000

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
(6)
The lease with William Sonoma expired on December 31, 2021. As of May 12, 2023, the SF Property is vacant.

Note 4 - Intangibles

The amortization of acquired above-market and/or below-market leases is recorded as an adjustment to Rental revenue on the consolidated statements of operations. For the three months ended March 31, 2023 and March 31, 2022, the net amount of such amortization was included as an increase to rental income of $439,907 and $198,653, respectively.

The amortization of in-place leases is recorded as an adjustment to Depreciation and amortization expense on the consolidated statements of operations. For the three months ended March 31, 2023 and March 31, 2022, the net amount of such amortization was $2,574,413 and $2,730,419, respectively.

The amortization of tax abatement on property improvements is recorded as an adjustment to Depreciation and amortization expense on the consolidated statements of operations. For both the three months ended March 31, 2023 and March 31, 2022, the net amount of such amortization was $261,429.

As of March 31, 2023 and December 31, 2022, the gross carrying amount and accumulated amortization of the Company’s intangible assets consisted of the following:

	March 31, 2023	December 31, 2022
Intangible assets:
In-place lease intangibles	$92,190,479	$92,190,479
Above-market lease intangibles	2,112,734	2,112,734
Tax abatement on property improvements intangibles	14,640,000	14,640,000
Total intangible assets	108,943,213	108,943,213
Accumulated amortization:
In-place lease amortization	(24,818,354)	(22,243,941)
Above-market lease amortization	(484,340)	(435,246)
Tax abatement on property improvements amortization	(1,394,286)	(1,132,857)
Total accumulated amortization	(26,696,980)	(23,812,044)
Intangible assets, net	$82,246,233	$85,131,169

The estimated future amortization on the Company’s intangible assets for each of the next five years and thereafter as of March 31, 2023 is as follows:

Year	In-place Lease Intangibles	Above-market Lease Intangibles	Tax Abatement on Property Improvements	Total
2023 (remaining)	6,569,323	147,284	784,286	7,500,893
2024	7,592,653	196,378	1,045,714	8,834,745
2025	7,274,653	196,378	1,045,714	8,516,745
2026	6,526,776	196,378	1,045,714	7,768,868
2027	5,313,515	196,378	1,045,714	6,555,607
Thereafter	34,095,205	695,598	8,278,572	43,069,375
	$67,372,125	$1,628,394	$13,245,714	$82,246,233

As of March 31, 2023 and December 31, 2022, the gross carrying amount and accumulated amortization of the Company’s Intangible liabilities consisted of the following:

	March 31, 2023	December 31, 2022
Intangible liabilities:
Below-market lease intangibles	$25,186,312	$25,186,312
Accumulated amortization:
Below-market lease amortization	(4,410,106)	(3,914,404)
Intangible liabilities, net	$20,776,206	$21,271,908

The estimated future amortization on the Company’s intangible liabilities for each of the next five years and thereafter as of March 31, 2023 is as follows:

Year	Below-market Lease Intangibles
2023 (remaining)	1,487,107
2024	1,982,809
2025	1,982,809
2026	1,891,681
2027	1,552,556
Thereafter	11,879,244
$20,776,206

Note 5 - Five Year Minimum Rental Payments

The estimated future minimum rents the Company expects to receive for the GR Property, FM Property, CO Property, Lewisville Property, the DST Properties, Buchanan Property, Madison Ave Property, Valencia Property, De Anza Property, Fisher Road Property, ON3 Property, and Mount Comfort Land for each of the next five years and thereafter through the end of the primary term as of March 31, 2023 is as follows:

Year	GR Property	FM Property	CO Property	Lewisville Property	DST Properties	Buchanan Property	Madison Ave Property	Valencia Property	DeAnza Property	Fisher Road Property	ON3 Property	Mount Comfort Land	Total
2023 (remaining)	375,000	1,997,932	2,467,474	707,558	1,729,317	809,362	1,094,521	3,392,942	2,910,514	2,191,743	4,693,219	35,958	22,405,540
2024	500,000	2,716,467	3,321,234	943,411	2,305,756	1,079,150	1,495,845	4,659,641	3,980,591	2,968,333	6,382,778	48,712	30,401,918
2025	500,000	2,770,526	3,356,771	971,713	2,320,167	1,079,150	1,533,241	4,799,430	4,067,880	3,026,878	6,510,433	49,564	30,985,753
2026	500,000	2,826,087	3,392,689	971,713	2,421,044	1,079,150	1,571,572	4,943,413	4,179,206	3,087,361	6,640,642	50,432	31,663,309
2027	500,000	2,883,149	3,428,990	971,713	2,421,044	1,079,150	1,610,862	5,091,716	4,304,583	1,296,901	6,773,455	51,314	30,412,877
Thereafter	4,791,667	2,940,211	16,750,675	500,432	22,911,775	4,780,167	5,522,788	46,635,569	16,495,454	-	84,072,726	444,198	205,845,662
Total	$7,166,667	$16,134,372	$32,717,833	$5,066,540	$34,109,103	$9,906,129	$12,828,829	$69,522,711	$35,938,228	$12,571,216	$115,073,253	$680,178	$351,715,059

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

On October 29, 2020, the Station DST acquired the fee simple interest in a 444-unit apartment community located in Irving, Texas (the “Station DST Property”), for a total purchase price of $106 million. The purchase price was comprised of $47.1 million in equity and $58.9 million in proceeds from a mortgage loan. At March 31, 2023, the Station DST Property is 88.49% occupied.

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

The results of operations for the Company’s investments in real estate-related assets for the three ended March 31, 2023 and March 31, 2022 are summarized below:

	For the Three Months Ended March 31,
Station DST	2023	2022
Revenues	$1,756,500	$1,812,907
Operating expenses	$(1,291,992)	(3,866,890)
Other expenses, net	$(408,854)	(409,128)
Net income (loss)	$55,654	$(2,463,111)
Net income (loss) attributable to the Company(1)	$8,348	$(465,280)

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

On July 31, 2018, in connection with the purchase of the CO Property (refer to Note 3 — Investment in Real Estate), the CO Property SPE entered into a loan agreement (the “CO Loan”) with a related party, Cantor Commercial Real Estate ("CCRE"), with an outstanding principal amount of $26,550,000. The CO Loan provides for monthly interest payments and bears interest at an initial fixed rate of 4.94% per annum through the anticipated repayment date, August 6, 2028 (the “CO Anticipated Repayment Date”), and thereafter at an increased rate of 2.50% per annum plus the greater of the initial interest rate or the 10 year swap yield as of the first business day after the CO Anticipated Repayment Date.

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

Credit Facility – Citizens Bank

On July 23, 2021, the Company, the Operating Partnership (the “Credit Facility Borrower”), the Lewisville Property SPE, the Madison Ave Property SPE, and the De Anza Property SPE, pursuant to a credit facility agreement (as amended the “Credit Facility Agreement”) with Citizens Bank, N.A., (the, “Facility Lender”) and the other lenders from time to time a party to the Credit Facility Agreement, entered into a senior secured revolving credit facility (the “Citizens Facility”) for an aggregate principal amount of $100 million. The Credit Facility Agreement provides the Credit Facility Borrower with the ability from time to time to increase the size of the aggregate commitment made under the agreement by an additional $100.0 million up to a total of $200 million, subject to receipt of lender commitments and other conditions. The Citizens Facility matures on July 23, 2024 and may be extended pursuant to two one-year extension options, subject to continuing compliance with the financial covenants and other customary conditions and the payment of an extension fee. On January 26, 2023, the Credit Facility Agreement was amended to reflect the transition of the interest ate from LIBOR benchmark to SOFR benchmark. At the Credit Facility Borrower’s election, borrowings under the Credit Facility Agreement will be charged interest based on (i) a term SOFR rate plus a margin ranging from 1.75% to 2.25%, or (ii) an alternative base rate plus a margin ranging from 0.75% to 1.25%, depending on the Company’s loan to value ratio.

Borrowings under the Credit Facility Agreement are available for general corporate purposes, including but not limited to the acquisition and operation of permitted investments. As of March 31, 2023, the Lewisville Property, the Madison Ave Property, the De Anza Property, the Longmire Property, and the Fisher Road Property were pledged as collateral properties under the Citizens Facility.

As of March 31, 2023, the amounts outstanding under the Citizens Facility were approximately $25 million.

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

As of March 31, 2023 and December 31, 2022, the Company’s Loans payable balance was $467,056,457 and $461,841,386, net of deferred financing costs, respectively. As of March 31, 2023 and December 31, 2022, deferred financing costs were $4,711,977 and $4,927,048, net of accumulated amortization of $1,518,301 and $1,294,530, respectively, which has been accounted for within Interest expense on the consolidated statements of operations.

Information on the Company’s Loans payable as of March 31, 2023 and December 31, 2022 is as follows:

Description	March 31, 2023
	GR Property	FM Property	CO Property	DST Properties	Buchanan Property	Keller Springs Property	Summerfield Property	Valencia Property	Credit Facility	Kacey Property	Industry Property	ON3 Property	West End Property	Palms Property	Total
Principal amount of loans	$4,500,000	$21,000,000	$26,550,000	$22,495,184	$9,600,000	$31,277,000	$76,575,000	$55,200,000	$25,000,000	$40,640,000	$43,200,000	$66,731,250	$29,000,000	$20,000,000	$471,768,434
Less: Deferred financing costs, net of accumulated amortization of $1,518,301	(35,045)	(106,682)	(164,642)	(220,180)	(65,682)	(264,172)	(175,728)	(738,492)	(559,607)	(327,581)	(394,020)	(873,869)	(419,066)	(367,211)	(4,711,977)
Loans payable, net of deferred financing costs and amortization	$4,464,955	$20,893,318	$26,385,358	$22,275,004	$9,534,318	$31,012,828	$76,399,272	$54,461,508	$24,440,393	$40,312,419	$42,805,980	$65,857,381	$28,580,934	$19,632,789	$467,056,457

Description	December 31, 2022
	GR Property	FM Property	CO Property	DST Property	Buchanan Property	Keller Springs Property	Summerfield Property	Valencia Property	Credit Facility	Kacey Property	Industry Property	ON3 Property	West End Property	Palms Property	Total
Principal amount of loans	$4,500,000	$21,000,000	$26,550,000	$22,495,184	$9,600,000	$31,277,000	$76,575,000	$55,200,000	$20,000,000	$40,640,000	$43,200,000	$66,731,250	$29,000,000	$20,000,000	$466,768,434
Less: Deferred financing costs, net of accumulated amortization of $1,294,530	(37,094)	(111,249)	(168,933)	(226,562)	(67,430)	(272,397)	(181,140)	(760,499)	(655,325)	(336,894)	(405,113)	(897,571)	(430,026)	(376,815)	(4,927,048)
Loans payable, net of deferred financing costs and amortization	$4,462,906	$20,888,751	$26,381,067	$22,268,622	$9,532,570	$31,004,603	$76,393,860	$54,439,501	$19,344,675	$40,303,106	$42,794,887	$65,833,679	$28,569,974	$19,623,185	$461,841,386

For the three months ended March 31, 2023 and March 31, 2022, the Company incurred $5,329,247 and $3,174,733, respectively, of interest expense, which is included within Interest expense on the consolidated statements of operations. As of March 31, 2023 and December 31, 2022, $1,857,974 and $1,649,465 respectively, was unpaid and is recorded as accrued interest payable on the Company’s consolidated balance sheets. All of the unpaid interest expense accrued as of March 31, 2023 and December 31, 2022 was paid during April 2023 and January 2023, respectively.

Also included within Interest expense on the consolidated statements of operations is amortization of deferred financing costs, which, for the three months ended March 31, 2023 and March 31, 2022, was $223,771 and $165,337, respectively.

The following table presents the future principal payments due under the Company’s loan agreements as of March 31, 2023:

Year	Amount
2023 (remaining)	—
2024	25,000,000
2025	—
2026	—
2027	—
Thereafter	446,768,434
Total	$471,768,434

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

As of March 31, 2023, the Company’s total number of authorized shares was 400,000,000, consisting of 10,000,000 of Class AX authorized common shares, 5,000,000 of Class TX authorized common shares, 5,000,000 of Class IX authorized common shares, 100,000,000 of Class T authorized common shares, 20,000,000 of Class S authorized common shares, 60,000,000 of Class D authorized common shares, and 200,000,000 of Class I authorized common shares. The Class AX Shares, Class D Shares, Class I Shares, Class IX Shares, Class S Shares, Class T Shares and Class TX Shares have the same voting rights and rights upon liquidation, although distributions are expected to differ due to the distribution fees payable with respect to Class D Shares, Class S Shares, Class T Shares and Class TX Shares, which will reduce distributions to the holders of such classes of shares.

CFI has paid a portion of selling commissions and all of the dealer manager fees (“Sponsor Support”), up to a total of 4.0% of gross offering proceeds from the sale of Class AX Shares and Class TX Shares, and up to a total of 1.5% of gross offering proceeds from the sale of Class IX Shares, incurred in connection with the Initial Offering. Selling commissions and dealer manager fees were presented net of Sponsor Support on the Company’s unaudited consolidated statements of stockholders’ equity. The Company will reimburse Sponsor Support (i) immediately prior to or upon the occurrence of a liquidity event, including (A) the listing of the Company’s common stock on a national securities exchange or (B) a merger, consolidation or a sale of substantially all of the Company’s assets or any similar transaction or any transaction pursuant to which a majority of the Company’s board of directors then in office are replaced or removed, or (ii) upon the termination of the Advisory Agreement (as defined below) by the Company or by the Advisor. In each such case, the Company will only reimburse CFI after the Company has fully invested the proceeds from the Initial Offering and the Company’s stockholders have received, or are deemed to have received, in the aggregate, cumulative distributions equal to their invested capital plus a 6.0% cumulative, non-compounded annual pre-tax return on such invested capital.

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

As of March 31, 2023, the Company had sold 15,816,334 shares of its common stock (consisting of 3,891,284 Class AX Shares, 592,274 Class TX Shares, 1,222,518 Class IX Shares, 8,049,813 Class I Shares, 1,413,276 Class T Shares, 640,239 Class D shares, and 6,930 Class S shares) in the Offerings for aggregate net proceeds of $395,313,473. As of December 31, 2022, the Company had sold 15,200,186 shares of its common stock (consisting of 3,856,140 Class AX Shares, 719,803 Class TX Shares, 1,222,180 Class IX Shares, 7,582,500 Class I Shares, 1,280,789 Class T Shares, 531,864 Class D Shares and 6,910 Class S Shares) in the Offerings for aggregate net proceeds of $379,069,729.

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

To ensure that the Company has sufficient funds to cover cash distributions authorized and declared during the Initial Offering, the Company and CFI entered into a distribution support agreement, as amended (the “Distribution Support Agreement”). The terms of the agreement provide that in the event that cash distributions exceed modified funds from operations (“MFFO”), defined as a supplemental measure to reflect the operating performance of a non-traded REIT, for any calendar quarter through the termination of the Primary Offering, CFI shall purchase Class IX Shares from the Company in an amount equal to the distribution shortfall, up to $5 million (less the $2.0 million of shares purchased by CFI in order to satisfy the Minimum Offering Requirement). On August 10, 2020, the Company and CFI entered into Second Amended and Restated Distribution Support Agreement (the “Amended Distribution Support Agreement”) to ensure that the Company has a sufficient amount of funds to pay cash distributions to stockholders during the Follow-On Offering. Pursuant to the Amended Distribution Support Agreement, in the event that cash distributions exceed MFFO, CFI will purchase Class I Shares from the Company in the Follow-On Offering in an amount equal to the distribution shortfall, up to $5 million (less the $2.0 million of shares purchased by CFI in order to satisfy the Minimum Offering Requirement and any shares purchased by CFI pursuant to the Distribution Support Agreement in the Initial Offering). CFI has fulfilled its remaining obligation pursuant to the Amended Distribution Support Agreement in the second quarter of 2022 and CFI has no remaining obligation pursuant to the Amended Distribution Support Agreement.

As of March 31, 2023 and December 31, 2022, the Company has declared distributions of $56,603,798 and $50,800,798, respectively, of which $2,093,255 and $1,965,999, respectively, was unpaid as of the respective reporting dates and has been recorded as distributions payable on the accompanying consolidated balance sheets. All of the unpaid distributions as of March 31, 2023 and December 31, 2022 were paid during April 2023 and January 2023, respectively. As of March 31, 2023 and December 31, 2022, distributions reinvested pursuant to the Company’s DRP were $17,732,747 and $16,036,600, respectively.

Redemptions

Stockholders are eligible to have their shares repurchased by the Company pursuant to the Amended SRP (as defined below).

In connection with the Follow-On Offering, the Company’s board of directors approved the second amendment and restatement of the Company’s share repurchase program (the “Amended SRP”) on July 27, 2020 and effective August 31, 2020. Repurchases of shares under the Amended SRP are made on a monthly basis. Subject to the limitations of and restrictions provided for in the Amended SRP, and subject to funds being available, shares repurchased under the Amended SRP are repurchased at the transaction price in effect on the date of repurchase, which, generally will be a price equal to the NAV per share applicable to the class of shares being repurchased and most recently disclosed by the Company in a public filing with the SEC. Under the Amended SRP, the Company may repurchase during any calendar month shares of its common stock whose aggregate value (based on the repurchase price per share in effect when the repurchase is effected) is 2% of the aggregate

NAV as of the last calendar day of the previous month and during any calendar quarter whose aggregate value (based on the repurchase price per share in effect when the repurchase is effected) is up to 5% of the Company’s aggregate NAV as of the last calendar day of the prior calendar quarter. As of March 31, 2023 and March 31, 2022, the Company's repurchases have not exceeded 2% of the previous month's aggregate NAV nor 5% of the quarterly aggregate NAV.

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

During three months ended March 31, 2023, the Company repurchased 423,208 shares, in the amount of $11,215,399, $2,435,896 of which were outstanding at March 31, 2023. During the three months ended March 31, 2022, the Company repurchased 69,156, in the amount of $1,784,426, $754,942 of which were outstanding at March 31, 2022. The amounts outstanding at March 31, 2023 and March 31, 2022 were paid during April 2023 and April 2022, respectively.

Non-controlling Interest

Special Unit Holder

The Special Unit Holder has invested $1,000 in the Operating Partnership and has been issued a special class of limited partnership units as part of the overall consideration for the services to be provided by the Advisor. In addition, the Special Unit Holder is entitled to receive a performance participation distribution from the Operating Partnership, subject to certain terms and calculations as defined within the amended Operating Partnership agreement. Such allocation (the “Performance Participation Allocation”) is paid in cash annually and accrued monthly. As of March 31, 2023, the Special Unit Holder is entitled to $9,553,541, pursuant to the Performance Participation Allocation, which has been paid in full by the Company as of March 31, 2023. The Special Unit Holder investment in the Operating Partnership, including the Performance Participation Allocation, have been recorded as components of Non-controlling interests in subsidiaries on the consolidated balance sheets as of March 31, 2023 and December 31, 2022, respectively.

Non-controlling interest in the SF Property SPE

Based on the Company’s consolidation analysis, which was performed in accordance with ASC 810 as described in the “Variable Interest Entities” section of Note 2 — Summary of Significant Accounting Policies, management has determined that the Company is the primary beneficiary of the SF Property SPE. Accordingly, the Company has consolidated the SF Property SPE. As of March 31, 2023, the Company’s ownership interest in the SF Property SPE was 75%, and Graham Street Realty ("GSR") interest was 25%. GSR’s total ownership interest of $2,696,937 has been recorded as a component of Non-controlling interests in subsidiaries on the Company’s unaudited consolidated balance sheet as of March 31, 2023.

Non-controlling interest in the Keller Property SPE

Based on the Company’s consolidation analysis, which was performed in accordance with ASC 810 as described in the “Variable Interest Entities” section of Note 2 — Summary of Significant Accounting Policies, management has determined that the Company is the primary beneficiary of the Keller Property SPE. Accordingly, the Company has consolidated the Keller Property SPE. As of March 31, 2023, the Company’s ownership interest in the Keller Property SPE was 97%, and other parties’ interest was 3%. The other parties’ total ownership interest of $461,138 has been recorded as a component of Non-controlling interests in subsidiaries on the Company’s unaudited consolidated balance sheet as of March 31, 2023.

Non-controlling interest in Summerfield DST

Based on the Company’s consolidation analysis, which was performed in accordance with ASC 810 as described in the “Variable Interest Entities” section of Note 2 — Summary of Significant Accounting Policies, management has determined that the Company is the primary beneficiary of the Summerfield DST. Accordingly, the Company has consolidated the Summerfield DST. As of March 31, 2023, the Company’s ownership interest in the Summerfield DST was 25%, and other parties’ interest was 75%. The other parties’ total ownership interest of $27,577,643 has been recorded as a component of Non-controlling interests in subsidiaries on the Company’s unaudited consolidated balance sheet as of March 31, 2023.

In connection with the acquisition of the Summerfield Property, a wholly owned subsidiary of the Operating Partnership entered a joint venture (the “Summerfield MT JV”) between the wholly owned subsidiary of the Operating Partnership and affiliates of Hamilton Zanze (“HZ”). As of March 31, 2023, the Company’s ownership interest in the Summerfield MT JV was 90%, and HZ’s interest was 10%. HZ’s total ownership interest of $99,825 has been recorded as a component of Non-controlling interests in subsidiaries on the Company’s unaudited consolidated balance sheet as of March 31, 2023.

Non-controlling interest in Valencia DST

Based on the Company’s consolidation analysis, which was performed in accordance with ASC 810 as described in the “Variable Interest Entities” section of Note 2 — Summary of Significant Accounting Policies, management has determined that the Company is the primary beneficiary of the Valencia DST. Accordingly, the Company has consolidated the Valencia DST. As of March 31, 2023, the Company’s ownership interest in the Valencia DST was 10% and other parties’ interest was 90%. The other parties’ total ownership interest of $39,755,185 has been recorded as a component of Non-controlling interests in subsidiaries on the Company’s unaudited consolidated balance sheet as of March 31, 2023.

Non-controlling interest in Kacey DST

Based on the Company’s consolidation analysis, which was performed in accordance with ASC 810 as described in the “Variable Interest Entities” section of Note 2 – Summary of Significant Accounting Policies, management has determined that the Company is the primary beneficiary of the Kacey DST. Accordingly, the Company has consolidated the Kacey DST. As of March 31, 2023, the Company’s ownership interest in the Kacey DST was 10% and other parties’ interest was 90%. The other parties’ total ownership interest of $21,662,599 has been recorded as a component of Non-controlling interests in subsidiaries on the Company’s consolidated balance sheet as of March 31, 2023.

In connection with the acquisition of the Kacey Property, a wholly owned subsidiary of the Operating Partnership entered a joint venture (the “Kacey MT JV”) between the wholly owned subsidiary of the Operating Partnership and affiliates of CAF Capital Partners (“CAF”), an unrelated third party. As of March 31, 2023, the Company’s ownership interest in the Kacey MT JV was 92.5%, and CAF’s interest was 7.5%. CAF’s total ownership interest of $81,417 has been recorded as a component of Non-controlling interests in subsidiaries on the Company’s consolidated balance sheet as of March 31, 2023.

Non-controlling interest in Industry DST

Based on the Company’s consolidation analysis, which was performed in accordance with ASC 810 as described in the “Variable Interest Entities” section of Note 2 – Summary of Significant Accounting Policies, management has determined that the Company is the primary beneficiary of the Industry DST. Accordingly, the Company has consolidated the Industry DST. As of March 31, 2023, the Company’s ownership interest in the Industry DST was 10% and other parties’ interest was 90%. The other parties’ total ownership interest of $31,344,185 has been recorded as a component of non-controlling interests in subsidiaries on the Company’s consolidated balance sheet as of March 31, 2023.

In connection with the acquisition of the Industry Property, a wholly owned subsidiary of the Operating Partnership entered a joint venture (the “Industry MT JV”) between the wholly owned subsidiary of the Operating Partnership and affiliates of BH Equities, LLC (“BH”). As of March 31, 2023, the Company’s ownership interest in the Industry MT JV was 90% and BH’s interest was 10%. BH’s total ownership interest and share of net losses of $4,742 has been recorded as a component of Non-controlling interests in subsidiaries on the Company’s consolidated balance sheet as of March 31, 2023.

Non-controlling interest in the DST

On November 23, 2021, the Company, through the Operating Partnership and the DST entered into a managing broker-dealer agreement, (the “DST Dealer Manager Agreement”), with the Dealer Manager, pursuant to which the Dealer Manager agreed to conduct a private placement offering, (the “DST Offering”), of up to $21,620,000 of the DST’s beneficial interest representing 100% of the interests to third party investors on a “best efforts” basis. As of March 31, 2023, the DST has received gross proceeds of $21,620,000 from the DST Offering.

Based on the Company’s consolidation analysis, which was performed in accordance with ASC 810 as described in the “Variable Interest Entities” section of Note 2 – Summary of Significant Accounting Policies, management has determined that the Company is the primary beneficiary of the DST. Accordingly, the Company has consolidated the DST. As of March 31, 2023, the other parties’ interest was 100%. The other parties’ total ownership interest of $12,869,200 has been recorded as a component of Non-controlling interests in subsidiaries on the Company’s consolidated balance sheet as of March 31, 2023.

Non-Controlling interest in Longmire Property SPE

Based on the Company’s consolidation analysis, which was performed in accordance with ASC 810 as described in the “Variable Interest Entities” section of Note 2 – Summary of Significant Accounting Policies, management has determined that the Company is the primary beneficiary of the Longmire Property SPE. Accordingly, the Company has consolidated the Longmire Property SPE. As of March 31, 2023, the Company’s ownership interest in the Longmire Property SPE was 96.46% and CAF’s interest was 3.54%. CAF’s total ownership interest of $844,149 has been recorded as a component of Non-controlling interests in subsidiaries on the Company’s consolidated balance sheet as of March 31, 2023.

Non-controlling interest in ON3 DST

Based on the Company’s consolidation analysis, which was performed in accordance with ASC 810 as described in the “Variable Interest Entities” section of Note 2 – Summary of Significant Accounting Policies, management has determined that the Company is the primary beneficiary of the ON3 DST. Accordingly, the Company has consolidated the ON3 DST. As of March 31, 2023, the Company’s ownership interest in the ON3 DST was 10% and other parties’ interest was 90%. The other parties’ total ownership interest of $59,211,090 has been recorded as a component of Non-controlling interests in subsidiaries on the Company’s consolidated balance sheet as of March 31, 2023.

Non-controlling interest in West End DST

Based on the Company’s consolidation analysis, which was performed in accordance with ASC 810 as described in the “Variable Interest Entities” section of Note 2 – Summary of Significant Accounting Policies, management has determined that the Company is the primary beneficiary of the West End DST. Accordingly, the Company has consolidated the West End DST. As of March 31, 2023, the Company's ownership interest in the West End DST was 10% and other parties' interest was 90%. The other parties' total ownership interest of $39,375,230 has been recorded as a component of Non-controlling interests in subsidiaries on the Company's consolidated balance sheet as of March 31, 2023.

In connection with the acquisition of the West End Property, a wholly owned subsidiary of the Operating Partnership entered a joint venture (the “West End MT JV”) between the wholly owned subsidiary of the Operating Partnership and affiliates of BH. As of March 31, 2023, the Company’s ownership interest in the West End MT JV was 90% and BH’s interest was 10%. BH’s total ownership interest of $49,872 has been recorded as a component of Non-controlling interests in subsidiaries on the Company’s consolidated balance sheet as of March 31, 2023.

Non-controlling interest in Palms DST

Based on the Company’s consolidation analysis, which was performed in accordance with ASC 810 as described in the “Variable Interest Entities” section of Note 2 – Summary of Significant Accounting Policies, management has determined that the Company is the primary beneficiary of the Palms DST. Accordingly, the Company has consolidated the Palms DST. As of March 31, 2023, the Company's ownership interest in the Palms DST was 10% and other parties' interest was 90%. The other parties' total ownership interest of $27,353,475 has been recorded as a component of Non-controlling interests in subsidiaries on the Company's consolidated balance sheet as of March 31, 2023.

In connection with the acquisition of the Palms Property, a wholly owned subsidiary of the Operating Partnership entered a joint venture (the “Palms MT JV”) between the wholly owned subsidiary of the Operating Partnership and affiliates of CAF. As of March 31, 2023, the Company's ownership interest in the Palms MT JV was 90% and CAF's interest was 10%. CAF's total ownership interest of $43,041 has been recorded as a component of Non-controlling interests in subsidiaries on the Company's consolidated balance sheet as of March 31, 2023.

Note 9 – Related Party Transactions

Jointly Owned Investments

As of both March 31, 2023 and December 31, 2022, the Company owned interests in nine jointly owned investments with some or all of the remaining interest held by affiliates of the Advisor. Subsequently, the interests held by the affiliates of the Advisor have been sold back to the Company or/and syndicated to third party investors through a private placement offering, The Company consolidates eight of these joint ventures as the primary beneficiary and accounts for the one remaining investment under the equity method of accounting. Refer to the “Variable Interest Entities” section of Note 2 – Summary of Significant Accounting Policies for further information on the Company’s VIE policy.

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

As of March 31, 2023 and December 31, 2022, the Advisor had incurred $12,853,143 and $12,613,362, respectively, of O&O Costs (other than upfront selling commissions, dealer manager fees and distribution fees) on behalf of the Company. The amount of the Company’s obligation is limited to the 1% Cap less any reimbursement payments made by the Company to the Advisor for O&O Costs incurred, which, at March 31, 2023 and December 31, 2022, is $98,045 and $61,210, respectively, and is included within Due to related parties in the accompanying consolidated balance sheets. As of both March 31, 2023 and December 31, 2022, organizational costs of $90,675, were expensed and offering costs of $3,978,102 and $3,811,650, respectively, were charged to stockholders’ equity. As of March 31, 2023 and December 31, 2022, the Company has made reimbursement payments of $3,970,732 and $3,841,115, respectively, to the Advisor for O&O Costs incurred. As of March 31, 2023, the Advisor has continued to pay all O&O Costs on behalf of the Company.

Asset Management Fees. Asset management fees are due to the Advisor. Asset management fees payable to the Advisor consist of monthly fees equal to one-twelfth of 1.20% of the Company’s most recently disclosed NAV.

For the three months ended March 31, 2023, and March 31, 2022, the Company incurred asset management fees of $1,219,332 and $755,941, respectively. The asset management fee related to the month of March 2023 of $406,797 was unpaid as of March 31, 2023 and has been included within Due to related parties on the consolidated balance sheet. The amount of asset management fees incurred by the Company during the applicable period is included in the calculation of the limitation of operating expenses pursuant to the 2%/25% Guidelines (as defined and described below).

Other Operating Expenses. Effective April 1, 2018, the Advisory Agreement (i) includes limitations with regards to the incurrence of and additional limitations on reimbursements of operating expenses and (ii) clarifies the reimbursement and expense timing and procedures, including potential reimbursement of unreimbursed operating expenses.

Pursuant to the terms of the Advisory Agreement (which subsequently were incorporated into the Amended Advisory Agreement as defined above), the Company is obligated to reimburse the Advisor for certain operating expenses. Beginning October 1, 2018, the Company was subject to the limitation that it generally may not reimburse the Advisor for any amounts by which the total operating expenses at the end of the four preceding fiscal quarters exceeds the greater of (i) 2% of average invested assets (as defined in the Advisory Agreement) and (ii) 25% of net income other than any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of investments for that period (the “2%/25% Guidelines”). If the Company’s independent directors determine that all or a portion of such amounts in excess of the limitation are justified based on certain factors, the Company may reimburse amounts in excess of the limitation to the Advisor. In addition, beginning on October 1, 2018, the Company may request any operating expenses that were previously reimbursed to the Advisor in prior or future periods in excess of the limitation to be remitted back to the Company. As for March 31, 2023, the Company has reimbursed $6,305,141 of the operating expense reimbursement obligation to the Advisor and has accrued but not reimbursed $5,033,894 in operating expenses pursuant to the Advisory Agreement, which represents the current operating expense reimbursement obligation to the Advisor.

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

As of March 31, 2023, the total amount of unreimbursed operating expenses was $11,602,164. This includes operating expenses incurred by the Advisor on the Company’s behalf which have not been invoiced to the Company and also amounts invoiced to the Company by the Advisor but not yet reimbursed (“Unreimbursed Operating Expenses”). The amount of operating expenses incurred by the Advisor during the three months ended March 31, 2023 and March 31, 2022 which were not invoiced to the Company amounted to $963,708 and $706,913, respectively.

Property Management Fees. If the Company will engage the Advisor or an affiliate to serve as a property manager with respect to a particular property, the Company will generally pay market rate property management fees. For the three months ended March 31, 2023 and March 31, 2022, the Company incurred property management fees of $545,132 and $373,273, respectively. The property management fees incurred during the month of March 31, 2023 of $82,885 was unpaid as of March 31, 2023 and have been included within Due to related parties on the consolidated balance sheet.

Leasing Commissions. If the Advisor or an affiliate is the Company’s primary leasing agent, then the Company will pay customary leasing fees in amount that is usual and customary in that geographic area for that type of property. As of March 31, 2023 and December 31, 2022, no such amounts have been incurred by the Company.

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

As of March 31, 2023, the likelihood, probability and timing of each of the possible occurrences or events listed in the preceding sentences (i) and (ii) in the above paragraph are individually and collectively uncertain. Additionally, whether or not the Company will have fully invested the proceeds from Initial Offering and also whether the Company’s stockholders will have received, or are deemed to have received, in the aggregate, cumulative distributions equal to their invested capital plus a 6% cumulative, non-compound annual pre-tax return on such invested capital at the time of any such occurrence or event is also uncertain. As of both March 31, 2023 and December 31, 2022, CFI has paid Sponsor Support totaling $5,374,526 which will be subject to reimbursement by the Company to CFI in the event of these highly conditional circumstances.

The following summarizes the fees payable to the Dealer Manager:

Distribution Fees. Under the Dealer Manager Agreements, distribution fees are payable to the Dealer Manager with respect to the Company’s Class TX Shares, Class T Shares, Class S Shares and Class D Shares, all or a portion of which may be re-allowed by the Dealer Manager to participating broker-dealers. Under the IPO Dealer Manager Agreement, the distribution fees for Class TX Shares accrue daily and are calculated on outstanding Class TX Shares issued in the Primary Offering in an amount equal to 1.0% per annum of (i) the gross offering price per Class TX Share in the Primary Offering, or (ii) if the Company is no longer offering Class TX Shares in a public offering, the most recently published per share NAV of Class TX Shares. Under the Follow-On Dealer Manager Agreement, the Company has agreed to pay the Dealer Manager (a) with respect to the Class T Shares and Class S Shares, a distribution fee in an annual amount equal to 0.85% of the aggregate NAV of the outstanding Class T Shares and Class S Shares, as applicable, and (b) with respect to the Class D Shares, a distribution fee in an annual amount equal to 0.25% of the aggregate NAV of the outstanding Class D Shares. The distribution fees are payable monthly in arrears and are paid on a continuous basis from year to year. During the three months ended March 31, 2023 and March 31, 2022, the Company paid distribution fees of $118,152 and $115,512, respectively. As of March 31, 2023 and December 31, 2022, the Company has incurred a liability of $79,310 and $115,960, respectively, which is included within Due to related parties on the consolidated balance sheets, $40,895 and $26,660, respectively, of which was due as of March 31, 2023 and December 31, 2022 and paid during April 2023 and January 2023, respectively.

Selling Commissions. Selling commissions payable to the Dealer Manager in the Initial Offering consisted of (i) up to 1% of gross offering proceeds paid by CFI for Class AX Shares and Class TX Shares and, (ii) up to 5% and 2% of gross offering proceeds from the sale of Class AX Shares and Class TX Shares, respectively. No selling commissions were payable with respect to Class IX Shares. Selling commissions in the Follow-On Offering consist of 3% and 3.5% of gross offering proceeds from the sale of Class T Shares and Class S Shares, respectively. All or a portion of such selling commissions may be re-allowed to participating broker-dealers. No selling commissions will be payable with respect to Class D and Class I shares. For the three months ended March 31, 2023 and the year ended December 31, 2022, the Company incurred $130,817 and $533,826 of selling commissions, respectively, which is included within Additional paid-in capital on the consolidated balance sheets. At both March 31, 2023 and December 31, 2022, $1,182,925 of Sponsor Support, has been recorded and has been reimbursed by CFI. No Sponsor Support payment was due at March 31, 2023, as Sponsor Support ended with the termination of the Primary Offering.

Dealer Manager Fees. Dealer manager fees payable to the Dealer Manager in the Initial Offering consisted of up to 3.0% of gross offering proceeds from the sale of Class AX Shares and Class TX Shares sold in the Primary Offering and up to 1.5% of gross offering proceeds from the sale of Class IX Shares sold in the Primary Offering, all of which were paid by CFI. A portion of such dealer manager fees may be re-allowed to participating broker-dealers as a marketing fee. Dealer Manager fees payable to the Dealer Manager in the Follow-On Offering consist of up to 0.5% of gross offering proceeds from the sale of Class T Shares sold in the primary portion of the Follow-On Offering. No dealer manager fees will be payable with respect to Class S Shares, Class D Shares and Class I Shares. For the three months ended March 31, 2023 and the year ended December 31, 2022, the Company recorded $22,929 and $95,970 of dealer manager fees, respectively, which is included within Additional paid-in capital on the consolidated balance sheets. As of both March 31, 2023 and December 31, 2022, all of the Sponsor Support related to dealer manager fees has been recorded and $4,191,601, has been reimbursed by CFI. No Sponsor Support payment was due at March 31, 2023, as Sponsor Support ended with the termination of the Primary Offering.

The following table summarizes the above mentioned fees and expenses incurred by the Company and amounts of investment funding due by the Company for the three months ended March 31, 2023:

		Due to related parties as of	Three months ended March 31, 2023		Due to related parties as of
Type of Fee or Reimbursement	Financial Statement Location	December 31, 2022	Incurred	Paid	March 31, 2023
Management Fees
Asset management fees	Management fees	$399,962	$1,219,332	$1,212,497	$406,797
Property management and oversight fees	Management fees	78,981	545,132	541,228	82,885
Organization, Offering and Operating Expense Reimbursements
Operating expenses(1)	General and administrative expenses	5,504,855	4,829,641	5,300,602	5,033,894
Expense reimbursement(2)	Cash and Cash Equivalents	33,000	—	—	33,000
Offering costs(3)	Additional paid-in capital	61,210	166,453	129,618	98,045
Commissions and Fees
Selling commissions and dealer manager fees, net	Additional paid-in capital	—	153,746	153,746	—
Distribution fees(4)	Additional paid-in capital	115,960	81,502	118,152	79,310
Investment Funding
Distribution due(5)	Additional paid-in capital	202,430	—	—	202,430
Application fee reimbursement(6)	Investment in real estate, net	100,000	—	—	100,000
Total		$6,496,398	$6,995,806	$7,455,843	$6,036,361

Note: (1) As of March 31, 2023, the Advisor has incurred, on behalf of the Company, a total of $11,602,164 in Unreimbursed Operating Expenses, including a total of $963,708 for the three months ended March 31, 2023 for which the Advisor has not invoiced the Company for reimbursement. The total amount of Unreimbursed Operating Expenses may, in future periods, be subject to reimbursement by the Company pursuant to the terms of the Advisory Agreement.

(2) Reflects funding from CFI and affiliates of CFI to cover overdraft fees in connection with the Summerfield Property and the Fisher Road Property.

(3) As of March 31, 2023, the Advisor has incurred, on behalf of the Company, a total of $12,853,143 of O&O Costs, of which the Company’s obligation is limited to $98,045, pursuant to the 1% Cap.

(4) The incurred amount reflects the change in accrual.

(5) Reflects distribution amount owed by the Company to the CF Keller Holdings LLC.

(6) Reflects amounts owed to CFI from the Company in relation to the loan application deposit for ON3 Property.

The following table summarizes the above mentioned fees and expenses incurred by the Company for the year ended December 31, 2022:

		Due to related parties as of	Year ended December 31, 2022		Due to related parties as of
Type of Fee or Reimbursement	Financial Statement Location	December 31, 2021	Incurred	Paid	December 31, 2022
Management Fees
Asset management fees	Management fees	$223,602	$3,920,430	$3,744,070	$399,962
Property management and oversight fees	Management fees	63,873	1,770,083	1,754,975	78,981
Organization, Offering and Operating Expense Reimbursements
Operating expenses(1)	General and administrative expenses	1,234,253	4,270,602	—	5,504,855
Expense reimbursement(2)	Cash and Cash Equivalents	—	33,000		33,000
Organization expenses(3)	General and administrative expenses	—	—	—	—
Admin fees(4)	General and administrative expenses	18,000	(18,000)	—	—
Offering costs(3)	Additional paid-in capital	100,391	1,497,285	1,536,466	61,210
Commissions and Fees
Selling commissions and dealer manager fees, net	Additional paid-in capital	—	629,797	629,797	—
Distribution fees(4)	Additional paid-in capital	267,284	299,497	450,821	115,960
Investment Funding
Distribution due(5)	Additional paid-in capital	202,430	—	—	202,430
Application fee reimbursement(6)	Investment in real estate, net	—	100,000		100,000
Total		$2,109,833	$12,502,694	$8,116,129	$6,496,398

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

(5) Reflects distribution amount owed by the Company to the CF Keller Holdings, LLC.

(6) Reflects amount owed to CFI from the Company in relation to the loan application deposit for ON3 Property.

Investment by CFI

CFI initially invested $200,001 in the Company through the purchase of 8,180 Class AX Shares at $24.45 per share. CFI may not sell any of these shares during the period it serves as the Company’s sponsor. Neither the Advisor nor CFI currently has any options or warrants to acquire any of the Company’s shares.

As of March 31, 2023, CFI has invested $6,650,001 in the Company through the purchase of 262,262 shares (8,180 Class AX Shares for an aggregate purchase price of $200,001, 183,157 Class IX Shares for an aggregate purchase price of $4,582,280, and 70,925 Class I Shares for an aggregate purchase price of $1,867,720). CFI purchased 125,157 of the Class IX Shares in the amount of $3,132,280 pursuant to the Distribution Support Agreement, which provides that in certain circumstances where the Company’s cash distributions exceed the Company’s modified funds from operations, CFI will purchase up to $5.0 million of Class IX Shares (including the $2.0 million of shares purchased in order to satisfy the Minimum Offering Requirement) at the then current offering price per Class IX Share net of dealer manager fees to provide additional cash to support distributions to the Company’s stockholders. On August 10, 2020, the Company and CFI entered into the Amended Distribution Support Agreement to ensure that the Company has a sufficient amount of funds to pay cash distributions to stockholders during the Follow-On Offering. CFI purchased 70,925 of the Class I Shares in the amount of $1,867,720 pursuant to the Amended Distribution Support Agreement, which provides that in the event that cash distributions exceed MFFO, CFI will purchase Class I Shares from the Company in the Follow-On Offering in an amount equal to the distribution shortfall, up to $5 million (less the $2.0 million of shares purchased by CFI in order to satisfy the Minimum Offering Requirement and any shares purchased by CFI pursuant to the Distribution Support Agreement in the Initial Offering). As of March 31, 2023, CFI has fulfilled its obligation under the Distribution Support Agreement.

Sponsor Support

The Company’s sponsor, CFI, is a Delaware limited liability company and an affiliate of CFLP. CFI has paid a portion of selling commissions and all of the dealer manager fees, up to a total of 4% of gross offering proceeds from the sale of Class AX Shares and Class TX Shares, as well as 1.5% of gross offering proceeds from the sale of Class IX Shares, incurred in connection with the Initial Offering. The Company will reimburse such expenses (i) immediately prior to or upon the occurrence of a liquidity event, including (A) the listing of the Company’s common stock on a national securities exchange or (B) a merger, consolidation or a sale of substantially all of the Company’s assets or any similar transaction or any transaction pursuant to which a majority of the Company’s board of directors then in office are replaced or removed, or (ii) upon the termination of the Amended Advisory Agreement by the Company or by the Advisor. In each such case, the Company only will reimburse CFI after the Company has fully invested the proceeds from the Initial Offering and the Company’s stockholders have received, or are deemed to have received, in the aggregate, cumulative distributions equal to their invested capital plus a 6% cumulative, non-compounded annual pre-tax return on such invested capital. As of March 31, 2023, CFI has paid Sponsor Support totaling $5,374,526.

Note 10 - Variable Interest Entities

As of March 31, 2023 and December 31, 2022, certain VIEs have been identified. In regard to the Company’s investment in the SF Property, the Keller Property, the Summerfield Property, the Valencia Property, the Kacey Property, the DST, the Industry Property, the Longmire Property, the ON3 Property, the West End Property, and the Palms Property, the Company has determined itself to be the primary beneficiary because the Company has a significant variable interest in and control over the SF Property, Keller Property, and a controlling interest in the Summerfield Property, the Valencia Property, the Kacey Property, the DST, the Industry Property, the Longmire Property, the ON3 Property, the West End Property, and the Palms Property. Therefore, the Company has consolidated the SF Property, the Keller Property, the Summerfield Property, the Valencia Property, the Kacey Property, the DST, the Industry Property, the Longmire Property, the ON3 Property, the West End Property, and the Palms Property. In regard to the Company’s investment in the Station DST, the Company has determined itself not to be the primary beneficiary, because the Company does not have a significant variable interest in and control over the Station DST. Therefore, the Company has not consolidated the Station DST. The Company’s maximum exposure to loss from its interest in an unconsolidated VIE as of March 31, 2023 is $6,093,169 related to its investment in a real estate-related asset, the Station DST. Refer to Note 6 - Investments in Real Estate-Related Assets for additional information.

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

For lessees, the lease accounting standard ASC 842, Leases requires the lessee to recognize the assets and liabilities that arise from the leases. A lessee can classify a lease as either a finance lease or operating lease based on meeting certain criteria under ASC 842. In connection with the accounting standard, the Company is required to determine the incremental borrowing rate that is used as the discount rate in calculating the present value of lease payments for the duration of the lease term to measure the lease asset, Right-of-Use Asset (“ROU”) and lease liability. Given the extended lease term, estimating the incremental borrowing rate requires significant judgment from the Company. The Company has determined that the two ground leases qualify as operating leases. As of March 31, 2023 and December 31, 2022, the Company has $16,361,901 and $16,383,138 of ROU, respectively, and $16,361,901 and $16,383,138 lease liability, respectively. Under the new guidance, for the three months ended March 31, 2023 and March 31, 2022, the Company has recognized lease expense of $177,261 and $163,300, respectively, and is included within the accompanying consolidated statements of operations.

The following table reflects the base cash rental payments due from the Company as of March 31, 2023:

Year	Future Base Rent Payments
2023 (remaining)	489,899
2024	653,198
2025	653,198
2026	653,198
2027	653,198
Thereafter	35,247,154
Total	$38,349,845

Litigation and Regulatory Matters

As of March 31, 2023 and December 31, 2022, the Company was not subject to litigation nor was the Company aware of any litigation pending against it. The Company has entered into customary guaranty agreements (the “Guaranty Agreements”) in connection with the financing of certain specific investments, including the acquisition of the GR Property, the FM Property, the Buchanan Property, the CO Property, and the Summerfield Property, as further described in Note 7 — Loans Payable. Pursuant to the Guaranty Agreements, the Company has guaranteed any losses or liabilities that the lenders may incur as a result of the occurrence of certain enumerated bad acts as defined in the Guaranty Agreements. The Company has also guaranteed the repayment of obligations and indebtedness due to the lenders upon the occurrence of certain enumerated events as defined in the Guaranty Agreements. Additionally, in regards to the GR Property, the FM Property, the Buchanan Property, the CO Property, and the Summerfield Property, the Company has also agreed to indemnify the lenders against certain environmental liabilities.

As of March 31, 2023, the Company’s liability under these arrangements is not quantifiable and the potential for the Company to be required to make payments under the Guaranty Agreements is remote. Accordingly, no contingent liability is recorded in the Company’s unaudited consolidated balance sheet for these arrangements.

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

The Company's business and operating results are affected by the financial markets and economic conditions in the United States and throughout the world. Economic uncertainty remains high associated with supply chain and labor shortage concerns, rising financing costs, rising inflationary concerns, market volatility and other geopolitical risks arising from the ongoing Russia-Ukraine conflict and additional COVID-19 variants. The uncertainty of the economy as it is recovering from the pandemic, combined with other factors including, but not limited to, the ongoing Russia-Ukraine conflict, inflation, labor shortages and supply chain disruption, could, further destabilize the financial markets and geographies in which the Company operates.

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

The following describes the methods the Company uses to estimate the fair value of the Company’s financial assets and liabilities:

Investment in real estate, net — The fair value is estimated by utilizing the income approach to value, using a direct capitalization analysis and discounted cash flow analysis, as well as a sales comparison approach where deemed applicable. As of March 31, 2023 and December 31, 2022, the estimated fair value of the Company’s Investment in real estate, net was $1,043,134,000 and $1,084,925,000, respectively. The Company has not elected the fair value option to account for its Investment in real estate, net.

Investments in real estate-related assets —The fair value of the Pennsylvania SPE and the Illinois SPE is estimated by discounting the expected cash flows based on the market interest and preferred return rates for similar loans and preferred equity investments to the Company’s investments. The fair value of the Company’s interest in the Station DST was based upon the Station DST Property appraisal, the fair market value of the mortgage loan encumbering the Station DST Property as of March 31, 2023, and the other tangible assets and liabilities of the Station DST such as cash and reserves, each reflecting the Company’s ownership interest in the Station DST (15%). As of March 31, 2023 and December 31, 2022, the estimated fair value of the Company’s Investments in real estate-related assets was $35,382,758 and $35,815,027, respectively. The Company has not elected the fair value option to account for its Investments in real estate-related assets.

Loans payable —The fair value is estimated by discounting the expected cash flows based on estimated borrowing rates available to the Company as of the measurement date. The current period liabilities’ carrying and fair values exclude net deferred financing costs. These financial instruments are valued using Level 2 inputs. As of March 31, 2023 and December 31, 2022, the estimated fair value of the Company’s loans payable was $417,396,678 and $405,090,233, respectively (excluding deferred financing costs). The Company has not elected the fair value option, and as such has accounted for its debt using the amortized cost method.

Derivative Assets and Liabilities — The Company's derivative assets and liabilities, which are included in Derivative assets, at fair value and Derivative liabilities, at fair value, respectively, in the consolidated financial statements, are comprised of an interest rate swap and interest rate cap (Note 14). The Company measures derivative instruments at fair value and records them as assets or liabilities, depending on the Company's rights or obligations under the applicable derivative contract. The valuation of the Company's derivative instruments is determined using a discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, as well as observable market-based inputs, including interest rate curves. These derivative instruments were classified within Level 2 of the fair value hierarchy.

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

Additionally, in conjunction with the Keller Loan, the Company entered into an interest rate cap agreement for a notional amount of $31,277,000. See Note 7 – Loans Payable for further details. The fair value of this interest rate cap is $1,076,272 and is included with other assets on the consolidated balance sheet as of March 31, 2023.

The table below presents the fair value of the Company’s derivative financial instrument as well as its classification on the consolidated balance sheet as of March 31, 2023, and December 31, 2022:

	Balance Sheet Location	March 31, 2023	December 31, 2022
Derivatives designated as hedging instruments:
Interest rate “pay-fixed” swap	Derivative assets, at fair value	$7,397,492	$9,020,255

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

The changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive loss (“AOCI”) and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three months ended March 31, 2023 and March 31, 2022, an amount of $407,845 and $183,918, respectively, was reclassified into earnings and has been recorded within Interest expense in the accompanying consolidated statement of operations.

As of March 31, 2023 the Company had the following derivatives that were designated as cash flow hedges of interest rate risk:

	March 31, 2023
Interest Rate Derivative	Number of Instruments	Notional Amount
Interest Rate Swaps	1	55,200,000

Non-designated Hedge

These derivatives are used to manage the Company’s exposure to interest rate movements, but do not meet the strict hedge accounting requirements to be classified as hedging instruments or derivatives that the Company has not elected to treat as hedges for purposes of administrative ease. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. During the three months ended March 31, 2023 and March 31, 2022, the Company recorded gains on derivatives not designated as hedges of $232,506 and $527,743, respectively, within Interest expense in the accompanying consolidated statement of operations.

The following table details the Company’s interest rate derivative not designated as a hedge.

	March 31, 2023
Interest Rate Derivative	Number of Instruments	Notional Amount
Interest Rate Cap	1	$31,277,000

Credit Risk-Related Contingent Features

The agreements the Company has with the Company’s derivative counterparties contain cross-default provisions that could trigger a declaration of default on the Company’s derivative obligations if the Company defaults, or is capable of being declared in default, on certain of the Company’s indebtedness. At March 31, 2023, the Company had not been declared in default on any of its derivative obligations. The estimated fair value of the Company’s derivatives in a net asset position was $8,473,764 at March 31, 2023. The estimated fair value of the Company’s derivatives in a net asset position was $10,329,033 at December 31, 2022.

Note 15 – Subsequent Events

Common Stock Repurchases

Subsequent to March 31, 2023, the Company received and completed 47 eligible repurchase requests for a total of 278,990 shares in the amount of $7,172,947.

Status of the Offerings

As of May 9, 2023, the Company had sold an aggregate of 15,810,997 shares of its common stock (consisting of 3,894,532, Class AX Shares, 544,192 Class TX Shares, 1,224,828 Class IX Shares, 1,467,812 Class T Shares, 7,002 Class S Shares, 666,423 Class D Shares, and 8,006,208 Class I Shares) in the Offerings resulting in net proceeds of $395,535,410 to the Company as payment for such shares.

Distributions

As authorized by the board of directors of the Company, on May 2, 2023 the Company declared the following distributions for each class of the Company’s common stock as rounded to the nearest four decimal places ($1.55 on an annual basis):

April Gross Distribution
Class I Shares	$0.1274
Class D Shares	$0.1274
Class S Shares	$0.1274
Class T Shares	$0.1274
Class IX Shares	$0.1274
Class AX Shares	$0.1274
Class TX Shares	$0.1274

The net distributions for each class of common stock (which represents the gross distributions described above less any distribution fee for the applicable class of common stock as described in the Company’s applicable prospectus) are payable to stockholders of record immediately prior to the close of business on April 30, 2023 and will be paid on or about May 5, 2023. These distributions will be paid in cash or reinvested in shares of the Company’s common stock for stockholders participating in the Company’s distribution reinvestment plan. Some or all of the cash distributions may be paid from sources other than cash flow from operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the unaudited consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. In addition to historical data, this discussion contains forward-looking statements about Cantor Fitzgerald Income Trust, Inc.’s, formerly known as Rodin Global Property Trust, Inc., (the “Company”) business, operations and financial performance based on current expectations that involve risks, uncertainties and assumptions. The Company’s actual results may differ materially from those in this discussion as a result of various factors, including but not limited to those discussed under “Risk Factors” in the Company’s Registration Statement on Form S-11 (File No. 333-237327) (the “Registration Statement”), under Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, and elsewhere in this Quarterly Report on Form 10-Q. The Company does not undertake to revise or update any forward-looking statements.

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

The foregoing list of factors is not exhaustive. Factors that could have a material adverse effect on the Company’s operations and future prospects are set forth under Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. The factors set forth in the Risk Factors section could cause the Company’s actual results to differ significantly from those contained in any forward-looking statement contained in this quarterly report.

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

As of May 9, 2023, the Company had sold 3,894,532 Class AX shares, 544,192 Class TX shares, 1,224,828 Class IX shares, 1,467,812 Class T shares, 666,423 Class D shares, 7,002 Class S shares, and 8,006,208 Class I shares of common stock in the Primary Offering and the primary portion of the Follow-on Offering, as well as 356,908 Class AX shares, 120,762 Class TX shares, 97,647 Class IX shares, 19,742 Class T shares, 13,524 Class D shares, 71 Class S shares, and 136,535 Class I shares in the DRP for aggregate net proceeds of $395,535,410 in the Initial Offering and the Follow-On Offering (collectively, the “Offerings”).

Prior to the commencement of the Follow-On Offering, the Company determined its net asset value as of the end of each quarter. Net Asset Value (“NAV”), as defined, is calculated consistent with the procedures set forth in the Company’s prospectus and excludes any organization and offering expenses paid by the Advisor on the Company’s behalf (other than selling commissions, dealer manager fees and distribution fees) (“O&O Costs”), with such costs to be reflected in the Company’s NAV to the extent the Company reimburses the Advisor for these costs. Upon commencement of the Follow-On Offering, the Company started determining its NAV on a monthly basis, beginning with the determination of NAV as of July 31, 2020. As of March 31, 2023, the Company’s NAV was $25.75 per Class AX share, Class IX share, and Class I share, $25.75 per Class D share, $25.72 per Class TX share, and $25.73 per Class T share and Class S share. For further discussion of the Company’s NAV calculation, please see “—Net Asset Value”.

Prior to the commencement of the Follow-On Offering, the Company’s investment strategy was focused primarily on the acquisition of single-tenant net leased commercial properties located in the United States, United Kingdom and other European countries, as well as origination and investment in loans related to net leased commercial properties. Upon commencement of the Follow-On Offering, the Company intends to invest in a diversified portfolio of income-producing commercial real-estate, multifamily properties and debt secured by commercial real estate located primarily in the United States. The Company will seek to invest: (a) at least 80% of the Company’s assets in properties and real estate-related debt; and (b) up to 20% of the Company’s assets in real estate-related securities. The number and type of properties or real estate-related securities that the Company acquires will depend upon real estate market conditions, the amount of proceeds the Company raises in its offerings and other circumstances existing at the time the Company is acquiring such assets.

As of March 31, 2023, the Company had made the following investments:

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

Operating Highlights

First Quarter of 2023 Activity

•
Issued approximately 616,148 shares of common stock in the Offerings for gross proceeds of approximately $17 million.

Portfolio Information

As of March 31, 2023, the Company owned interests in 18 real properties and a plot of land as described below:

Portfolio	Ownership Percentage	Location	Number of Properties	Square Feet/ Acre	Remaining Lease Term(1)	Annualized Rental Income(3)	Acquisition Date	Purchase Price(4)
Walgreens Grand Rapids ("GR Property")	100%	Grand Rapids, MI	1	14,552	14.3 years(2)	$500,000	July 2017	$7,936,508
Daimler Trucks North America Office Building ("FM Property")	100%	Fort Mill, SC	1	150,164	5.8 years	$2,670,638	February 2018	$40,000,000
Alliance Data Systems Office Building ("CO Property")	100%	Columbus, OH	1	241,493	9.5 years	$3,362,844	July 2018	$46,950,000
Hoya Optical Labs of America ("Lewisville Property")	100%	Lewisville, TX	1	89,473	5.3 years	$937,060	November 2018	$14,120,000
Williams Sonoma Office Building ("SF Property")	75%	San Francisco, CA	1	13,907	0.0 years(6)	$0	September 2019	$11,600,000
Martin Brower Industrial Buildings ("Buchanan Property")	100%	Phoenix, AZ	1	93,302	9.0 years	$1,083,444	November 2019	$17,300,000
Multifamily Residential Property ("Keller Property")	97%	Carrolton, TX	1	255,627	multiple(5)	$4,647,552	February 2021	$56,500,000
Multifamily Residential Property ("Summerfield Property")	25%	Landover, MD	1	452,876	multiple(5)	$9,590,592	March 2021	$115,500,000
Amazon Last Mile Cleveland ("Madison Ave Property")	100%	Cleveland, OH	1	168,750	8.0 years	$1,555,254	May 2021	$30,800,000
Valencia California ("Valencia Property")	10%	Santa Clarita, CA	1	180,415	12.8 years	$5,323,193	July 2021	$92,000,000
De Anza Plaza Office Buildings ("De Anza Property")	100%	Cupertino, CA	1	83,959	8.3 years	$4,206,056	July 2021	$63,750,000
Multifamily Residential Property ("Kacey Property")	10%	Kingwood, TX	1	296,991	multiple(5)	$5,080,188	November 2021	$67,000,000
Multifamily Residential Property ("Industry Property")	10%	Columbus, OH	1	187,678	multiple(5)	$4,890,864	December 2021	$81,000,000
Mars Petcare Dry/Cold Storage Facility ("Fisher Road Property")	100%	Columbus, OH	1	465,256	4.2 years	$2,984,877	March 2022	$58,000,000
Multifamily Residential Property ("Longmire Property")	96.46%	Conroe, TX	1	231,720	multiple(5)	$2,992,800	April 2022	$43,400,000
Office Tower ("ON3 Property")	10%	Nutley, NJ	1	332,818	15.8 years	$7,245,828	April 2022	$131,667,000
Multifamily Residential Property ("West End Property")	10%	Lenexa, KS	1	299,813	multiple(5)	$4,950,180	August 2022	$69,375,000
Multifamily Residential Property ("Palms Property")	10%	Houston, TX	1	222,672	multiple(5)	$3,870,720	August 2022	$48,000,000
Land ("Mount Comfort Land")	100%	Greenfield, IN	0	1 - acre	12.8 years	$53,140	October 2022	$445,000
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
(6)
The lease with William Sonoma expired on December 31, 2021. As of March 31, 2023, the SF Property is vacant.

As of March 31, 2023, lease expirations related to the Company’s net lease portfolio of real estate assets, (excluding the SF Property), based on each asset’s fair value used in determining our NAV, were as follows:

•
2023 – 2025 – 0.0%
•
2026 – 2028 – 35.5%
•
2029 – 2031 – 31.7%
•
After 2032 – 32.8%

As of March 31, 2023, the industry concentration of the Company’s portfolio of real estate assets, based on each asset’s fair value used in determining our NAV, was as follows:

•
Multifamily – 34.2%
•
Single Tenant Office – 33.4%
•
Single Tenant Industrial – 29.0%
•
Single Tenant Life Sciences – 1.7%
•
Single Tenant Necessity Retail – 1.7%

As of March 31, 2023, the geographic concentration of the Company’s portfolio of real estate assets, based on each asset’s fair value used in determining our NAV, was as follows:

•
Texas – 29.1%
•
Ohio – 28.5%
•
California – 16.0%
•
South Carolina – 7.2%
•
Maryland – 5.5%
•
Arizona – 4.2%
•
New Jersey – 2.0%
•
Illinois – 2.3%
•
Pennsylvania – 2.2%
•
Michigan – 1.6%
•
Kansas – 1.3%
•
Indiana – 0.1%

As of March 31, 2023, the investment type concentration of the Company’s portfolio of real estate assets, based on each asset’s fair value used in determining our NAV, was as follows:

•
Common Equity – 95.5%
•
Mezzanine Loan – 2.3%
•
Preferred Equity – 2.2%

As of March 31, 2023, the tenant credit profile concentration of the Company’s net lease portfolio of real estate assets, based on each asset’s fair value used in determining our NAV, was as follows:

•
Investment Grade(1) – 52.5%
•
Unrated – 40.7%
•
Non-Investment Grade – 6.8%

(1)Includes Daimler Trucks North America, LLC. Daimler Truck Holding AG, the parent company of Daimler Trucks North America, LLC, is rated BBB+ by Moody’s. Daimler Truck Holding AG does not guarantee the lease.

As of March 31, 2023, the maturity concentration of debt secured by our portfolio of real estate assets, based on principal balances and adjusted for ownership percentage, was as follows:

•
2023 – 2025 – 14.7%
•
2026 – 2028 – 30.5%
•
2029 – 2031 – 48.0%
•
After 2032 – 6.8%

As of March 31, 2023, the weighted average lease term remaining of the Company’s portfolio of real estate assets (excluding multifamily, mezzanine and preferred equity investments), based on each asset’s fair value used in determining our NAV, was 7.9 years.

As of March 31, 2023, the weighted average occupancy of the Company’s portfolio of real estate assets, based on each asset’s fair value used in determining our NAV, was 96.3%. For our industrial, retail and office investments, occupancy includes all leased square footage as of the date indicated. For our multifamily investments, occupancy is defined as the percentage of units occupied on the date indicated.

As of March 31, 2023, the Company owned the preferred equity investment described below:

Portfolio	Original Investment Amount	Preferred Return	Number of Properties	Square Feet	Lease Expiration Date	Acquisition Date	Tenant Renewal Options
Denver, PA— Pref Equity Investment	$11,805,000	Ranging from 7.75% in 2019 to 8.74% in 2028	1	1,539,407	January 31, 2039	January 2019	9 extension options for 5 years each

As of March 31, 2023, the Company owned the mezzanine loan investment described below:

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

Results of Operations

Rental Revenues

For the three months ended March 31, 2023 and March 31, 2022, the Company earned rental revenues of $17,018,967 and $12,313,333, respectively.

The Company’s rental revenues consist primarily of rental income from triple net leased commercial properties and multifamily properties. The increase in rental revenues of $4,705,634 for three months ended March 31, 2023, as compared to the three months ended March 31, 2022, was primarily due to the acquisitions of rental income-producing properties, namely the Longmire Property, the ON3 Property, the West End Property, the Palms Property, and the Mount Comfort Land.

Preferred Return Income

For the three months ended March 31, 2023 and March 31, 2022, the Company earned preferred return income of $241,707 and $238,461, respectively.

The Company’s preferred return income consists of preferred return accrued on the Company’s investment in the Pennsylvania SPE. The increase in preferred return income of $3,246 for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022, was due to the increase of rate of return of the Pennsylvania SPE.

Income from mezzanine loan investment

For the three months ended March 31, 2023 and March 31, 2022, the Company earned income from mezzanine loan investment of $257,690 and $254,227, respectively.

The Company’s income from mezzanine loan investment consists of interest income accrued on the Company’s investment in the Illinois SPE. The increase in income from mezzanine loan investment of $3,463, for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022, was due to the increase of the interest rate of the Illinois SPE.

Other property operating revenues

For the three months ended March 31, 2023 and March 31, 2022, the Company earned other property operating revenues of $3,753,209 and $1,348,580, respectively.

Other property operating revenues consists of amounts received by the Company from the tenants of its properties for utilities and other amenities and for reimbursable expenses paid by the Company on behalf of the tenants in accordance with the provisions of the respective property leases. The increase in other property operating revenues of $2,404,629 for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022, was primarily due to the acquisitions of the Longmire Property, the ON3 Property, the West End Property, and the Palms Property.

General and Administrative Expenses

For the three months ended March 31, 2023 and March 31, 2022, the Company incurred general and administrative expenses of $4,894,511 and $4,066,994, respectively.

The general and administrative expenses consist primarily of operating expense reimbursements to the Advisor, accounting fees and other professional fees. Pursuant to the terms of the Second Amended and Restated Advisory Agreement, dated August 10, 2020 ("Amended Advisory Agreement"), the Company is obligated to reimburse the Advisor for certain operating expenses. Beginning October 1, 2018, the Company was subject to the limitation that it generally may not reimburse the Advisor for any amounts by which the total operating expenses at the end of the four preceding fiscal quarters exceeds the greater of (i) 2% of average invested assets (as defined in the Amended Advisory Agreement) and (ii) 25% of net income other than any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of investments for that period (the “2%/25% Guidelines”).

The increase in general and administrative expenses of $827,517 during the three months ended March 31, 2023, as compared to the three months ended March 31, 2022 , were mainly due to the ability of the Company to reimburse the Advisor for the operating expenses incurred pursuant to the 2%/25% Guidelines. As of March 31, 2023, the Advisor has incurred, on behalf of the Company, a total of $11,602,164 in Unreimbursed Operating Expenses, including a total of $963,708 for the three months ended March 31, 2023, compared to $706,913 for the three months ended March 31, 2022, for which the Advisor has not invoiced the Company for reimbursement.

Management Fees

For the three months ended March 31, 2023 and March 31, 2022, the Company incurred management fees of $1,764,464 and $1,129,214, respectively.

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

The increase in management fees of $635,250 for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022, was due to the increase in NAV during such period and the acquisition of new investment properties.

Property Operating Expenses

For the three months ended March 31, 2023 and March 31, 2022, the Company incurred property operating expenses of $7,668,693 and $3,751,574, respectively.

The property operating expenses consist of reimbursable expenses paid by the Company on behalf of its tenants in accordance with the provisions of the respective property leases and operating expenses incurred in maintaining and operating the multifamily properties. The increase in property operating expenses of $3,917,119 for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022, was primarily due to the acquisitions of the Longmire Property, the ON3 Property, the West End Property, and the Palms Property and the increase of property operating expenses during such periods.

Depreciation and Amortization

For the three months ended March 31, 2023 and March 31, 2022, the Company incurred depreciation and amortization of $8,737,117 and $6,899,136, respectively.

The increase in depreciation and amortization expenses of $1,837,981 for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022, was primarily due to the acquisitions of the Longmire Property, the ON3 Property, the West End Property, and the Palms Property.

Income/(loss) from Investments in Real Estate-Related Assets

Income from investments in real estate assets is earned on the Company's investment in the Station DST. For the three months ended March 31, 2023, the Company earned income from investments in real estate-related assets of $8,348. For the three months ended March 31, 2022, the Company incurred a loss from investments in real estate-related assets of $369,467.

The increase from investments in real estate-related assets of $377,815 during the three months ended March 31, 2023, as compared to the three months ended March 31, 2022, was due to the Company's share of income earned at Station DST.

Interest Income

For the three months ended March 31, 2023 and March 31, 2022, the Company earned interest income of $275,913 and $3,596, respectively.

Interest income is composed of interest earned on interest bearing cash deposit accounts with banking institutions.

The increase in interest income of $272,317 during the three months ended March 31, 2023, as compared to the three months ended March 31, 2022, was primarily due to an increase in the cash held by the Company in interest bearing deposit accounts and the rate of interest earned with banking institutions.

Interest Expense

For the three months ended March 31, 2023 and March 31, 2022, the Company incurred interest expense of $5,140,423 and $2,812,327, respectively.

Interest expense is composed of interest paid and accrued on the Company’s outstanding loans payable, and also includes amortization of deferred financing costs and gains from the interest rate cap.

The increase in interest expense of $2,328,096 during three months ended March 31, 2023, as compared to three months ended March 31, 2022, was primarily due to the acquisitions of the ON3 Property, the West End Property, and the Palms Property as well as the advances on the Credit Facility netted against the gains from the interest rate cap.

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

The following table presents a reconciliation of FFO to net income (loss):

Three months ended March 31, 2023
Net income (loss)	$(6,649,374)
Net income (loss) attributable to non-controlling interest	1,274,533
Net income (loss) attributable to common stockholders	$(5,374,841)
Adjustments:
Real estate depreciation and amortization	8,737,117
Proportionate share of adjustments from non-controlling interests	(4,789,416)
Funds from Operations	$(1,427,140)

The following table presents a reconciliation of FFO to MFFO:

Three months ended March 31, 2023
Funds from Operations	$(1,427,140)
Adjustments:
Amortization of above-market lease intangibles	49,095
Amortization of below-market lease intangibles	(489,002)
Straight-line rent	(623,576)
Fair value adjustments on derivatives not deemed hedges	232,506
Proportionate share of adjustments from non-controlling interests	165,618
Modified Funds from Operations	$(2,092,499)

Net Asset Value

On April 18, 2023, the Company’s board of directors approved an estimated NAV as of March 31, 2023 of $25.75 for Class AX, Class IX, and Class I shares, $25.75 for Class D shares, $25.72 for Class TX, and $25.73 for Class T and Class S shares. The calculation of the Company’s estimated NAV was performed by Robert A. Stanger & Co., Inc. (“Stanger”), its independent valuation firm, in accordance with the procedures described in the “Net Asset Value Calculation and Valuation Procedures” section of the Company’s prospectus and under the oversight of the Company’s board of directors. Although the independent valuation firm performs the calculation of the Company’s estimated NAV, the Company’s board of directors is solely responsible for the determination of the Company’s estimated NAV.

Summary of Methodology

In accordance with the Company’s current valuation procedures, the Company’s NAV was based in part upon: (i) the most recent appraised value of the GR Property, the FM Property, the CO Property, the SF Property, the Buchanan Property, the De Anza Property, the Keller Property, the Summerfield Property, the Lewisville Property, the Madison Ave Property, the Valencia Property, the Kacey Property, the Industry Property, the Fisher Road Property, the Longmire Property, the ON3 Property, the West End Property, the Palms Property, and the Mount Comfort Land; (ii) the fair market value of the Company’s Debt Investments (as defined below); (iii) the fair market value of the Company’s loans payable; (iv) the estimated non-controlling interest held in the Company’s consolidated JVs (as defined below); (v) the value of the Company’s interest in the Station DST (as defined below); and (vi) the net tangible assets and liabilities of the Company (including the Advisor’s estimate of the Performance Participation Allocation as defined and discussed below) as of March 31, 2023, as outlined in more detail below.

Appraisal of Consolidated Real Estate

Pursuant to the Company’s valuation guidelines the Company engaged Stanger to provide its appraised market value of the DST as of March 31, 2021, the SF Property as of November 30, 2022, the Buchanan Property as of August 31, 2022, the FM Property as of December 31, 2022, the GR Property as of March 31, 2023, the Fisher Road Property as of March 31, 2022, the CO Property and the Lewisville Property as of June 30, 2022, the Summerfield Property as of January 31, 2023, the Valencia Property as of April 30, 2022, the Madison Ave Property as of May 31, 2022, the De Anza Property as of July 31, 2022, the Kacey Property as of September 30, 2022, the Industry Property as of November 30, 2022, the Mount Comfort Land as of January 31, 2023, and the ON3 Property as of March 31, 2023 (collectively, the “Stanger Appraised Properties”). In addition,

Stanger reviewed and relied upon the appraised value of the Longmire Property prepared by a third-party with an effective date of March 11, 2022, the West End Property prepared by a third-party with an effective date of June 23, 2022, the Palms Property prepared by a third-party with an effective date of July 27, 2022, and the Keller Property prepared by third-party with an effective date of November 1, 2022 (together the “Third-Party Appraisals”) (collectively the Stanger Appraised Properties and the Third-Party Appraisals are the “Appraised Properties”). Pursuant to the Company’s engagement agreement with Stanger, the appraisals of the Stanger Appraised Properties were prepared utilizing the income approach to value, specifically using a direct capitalization analysis for the GR Property a discounted cash flow analysis ("DCF") for the Mount Comfort Land and both a direct capitalization analysis and DCF for the FM Property, the CO Property, the SF Property, the Buchanan Property, the De Anza Property, the Summerfield Property, the Fisher Road Property, the Valencia Property, the Madison Ave Property, the Lewisville Property, the Kacey Property, and the Industry Property. In addition, a sales comparison approach was conducted for the SF Property, given the size of the SF Property. The direct capitalization analysis is based upon the estimated net operating income of the Stanger Appraised Properties capitalized at an appropriate capitalization rate considering property characteristics and competitive position, the credit profile of the tenant/guarantor under the leases encumbering the Stanger Appraised Properties, the terms of the leases encumbering the Stanger Appraised Properties, and market conditions as of the date of value. The DCF analysis is based upon multi-year cash flow projections for each applicable property prepared in accordance with the lease which currently encumbers each property. Each property was assumed to be sold after the expiration of the initial lease term and any renewal terms deemed materially favorable to the tenant, or for which exercise was deemed likely based on other factors. The reversion value of the property which can be realized upon sale is calculated based on the current economic rental rate deemed reasonable for the property, escalated at a rate indicative of current expectations in the marketplace for the property. The projected market rate net operating income of the property for the year following the year of sale is then capitalized at an appropriate capitalization rate reflecting the age and anticipated functional and economic obsolescence and competitive position of the property to determine its reversion value. Net proceeds of sale are determined by deducting estimated costs incurred at the time of sale, estimated at 2% of the gross reversion value. For the Mount Comfort Land, the residual value was based upon an analysis of comparable land sales or listings in the general market area of the property adjusted by estimated market growth rates through the assumed year of lease expiration. Finally, the discounted present value of the cash flow stream from operations (including any estimated releasing costs at the end of the assumed current lease term) and the discounted present value of the net proceeds from sale are summed to arrive at a total estimated value for the property. The capitalization rates applied to the Stanger Appraised Properties ranged from 4.00% to 6.75%, with a weighted average of approximately 5.13%. The discount rates applied to the estimated net cash flow from operations of the Stanger Appraised Properties for which a DCF analysis was conducted ranged from 4.75% to 7.25%, with a weighted average of approximately 5.99%. The discount rates applied to the estimated residual value of the Stanger Appraised Properties for which a DCF analysis was conducted ranged from 5.50% to 7.75%, with a weighted average of approximately 6.58%. The residual capitalization rates applied to the Stanger Appraised Properties for which a DCF analysis was conducted ranged from 4.50% to 6.50%, with a weighted average of approximately 5.62%. Where both a direct capitalization analysis and DCF were utilized, the indicated value from each approach was reviewed and a final appraised value was concluded. While a sales comparison approach was not conducted, other than for the SF Property, Stanger reviewed regional property sale data for each Stanger Appraised Property in order to assist in the selection of capitalization rates applied in the appraisals and to observe transaction prices per square foot in the Stanger Appraised Properties’ regional markets. For the SF Property, the sales comparison approach conducted utilized the price per square foot from recent market sales and adjusted such indicated price per square foot to a price per square foot deemed reasonable for the SF Property, taking into account factors such as property size, location, condition/quality and the date of sale. The aggregate appraised value of the Stanger Appraised Properties was $803,744,000. The appraised values of the Stanger Appraised Properties are subject to the general assumptions and limiting conditions set forth in the appraisal reports rendered to the Company by Stanger.

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

Debt Investments

In accordance with the Company’s valuation procedures, the Lancaster PE and the Chicago Jr Mezz (individually a “Debt Investment” and collectively the “Debt Investments”) were included in the determination of NAV at their estimated fair market value as of March 31, 2023, as determined by Stanger. The Debt Investments estimated value was based upon taking, for each Debt Investment, the loan payments over the remaining anticipated term and discounting such payments to present value at a discount rate range equal to the current estimated market interest rate on financing similar to the applicable Debt Investments. To provide their opinion of value of the Debt Investments, Stanger first reviewed the terms of each of the Debt Investments as contained in the loan documents. Stanger then reviewed mezzanine loan market terms at or around March 31, 2023 to ascertain current market interest rate levels for loans similar to the Debt Investments. This review was conducted by (i) recent interviews of participants in the mezzanine / preferred equity market, (ii) reviewing recent mezzanine loan transactions, as available, and (iii) reviewing published surveys available at or around March 31, 2023. Stanger also observed changes in yields and pricing of Albertsons publicly traded debt securities from the prior valuation date and the current valuation date. Based on Stanger’s reviews above and taking into consideration the Debt Investments’ unique factors, including, but not limited to, loan-to-value (based on the most recent appraised value of the collateral), debt service coverage/debt yield, collateral property type, age and location, financial information pertaining to the lessee of the collateral properties, prepayment terms, and loan origination date, maturity date and extension terms, a market interest rate range was determined for each Debt Investment to utilize in the determination of the fair market value of the Debt Investments. The discount rate applied to the future payments of the Company’s Debt Investments was 9.20% for both investments. The aggregate fair value of the Debt Investments was approximately $23,736,000.

Estimated Market Value of the Consolidated JVs

In order to determine the net asset value attributable to the non-controlling interest and any promoted interest in the Battery Street SF JV, the Keller JV, the Summerfield DST, the Valencia DST, the Kacey DST, the DST, the Industry DST, the ON3 DST, the Longmire JV, the West End DST, and the Palms DST (collectively the “Consolidated JVs”), Stanger utilized the most recent property appraisal, the most recent balance sheet provided for the Consolidated JVs to determine the tangible assets and tangible liabilities of the Consolidated JVs, and determined any promote due to the Company’s third party JV partner, as applicable. This net asset value was then multiplied by the ownership interest held by parties other than us to determine the non-controlling interest adjustment related to the Consolidated JVs utilized in the Company’s March 31, 2023 NAV.

Fair Value of Long Term Debt

Stanger performed a valuation of the property-level debt by reviewing available market data for comparable liabilities and applying a selected discount rate to the stream of future debt payments. The discount rate was selected based on several factors including U.S. Treasury yields, LIBOR and SOFR as of the valuation date, as well as loan-specific items such as loan-to-value ratio, debt service coverage ratio, collateral property location, age, type, lease term and lessee credit quality, prepayment terms, and maturity and loan origination date. The discount rates applied to the future debt payments of the Company’s long-term debt ranged from 5.45% to 7.35%, with a weighted average of approximately 6.60%. Stanger’s valuation of the long-term debt is based in part on the appraised values of the encumbered Appraised Properties, which represent the collateral associated with the long-term debt as well as certain other assumptions and limiting conditions, including: (i) Stanger was provided with loan documents and other factual loan information by the Advisor and has relied upon and assumed that such information is correct in all material respects and no warranty is given by Stanger as to the accuracy of such information; (ii) each collateral property is assumed to be free and clear of liens (other than the mortgage being valued); (iii) information furnished by others, upon which all or portions of Stanger’s value opinion is based, is believed to be reliable but has not been verified, and no warranty is given as to the accuracy of such information; (iv) no material change has occurred in the value of the collateral properties from the date of last appraisal through the loan valuation date and (v) each mortgage is assumed to be salable, transferable or assumable between parties and is further assumed not to be in default. Stanger’s opinion of the long-term debt value was predicated on the above assumptions.

Performance Participation Allocation – Special Unit Holder

The special unit holder in the Company’s Operating Partnership is entitled to receive an allocation equal to 12.5% of the Total Return to the Company’s shareholders, subject to a 5% Hurdle Amount and a High Water Mark, with 100% catch-up (the “Performance Participation Allocation”) based upon a full calendar year. While the Performance Participation Allocation is due annually, commencing with 2021, the Company accrues such fee monthly. Stanger reviewed and discussed with the Advisor its calculation of the Performance Participation Allocation. The Advisor’s Performance Participation Allocation of $4,873,545 was paid in March 2023. As of March 31, 2023, the Company has no outstanding Performance Participation Allocation due to the Advisor.

The Value of Station DST Interests

The value of the beneficial interests in the Station DST was based upon the Station DST Property appraisal prepared by Stanger with an effective date of September 30, 2022 in accordance with the methodology outlined in the Appraisal of Consolidated Real Estate above, the fair market value of the mortgage loan encumbering the Station DST Property as of March 31, 2023 conducted in accordance with the methodology outlined in Fair Value of Long Term Debt above, the other tangible assets and liabilities of the Station DST such as cash and reserves, each reflecting the Company’s ownership interest in the Station DST (15%).

Estimated NAV

In performing the calculation of the estimated NAV, Stanger added the appraised values of the Appraised Properties, the appraised value of the Station DST interests, the fair value of the Debt Investments and other tangible assets of the Company, consisting of cash and equivalents, receivables and other assets, and subtracted the estimated fair market value of the Company’s long-term debt, the value of the non-controlling interest in the Consolidated JV (including any promote due to the Company’s joint venture partners), the anticipated near-term capital needs of the SF Property, the estimate of the Performance Participation Allocation and other tangible liabilities of the Company, consisting of accounts payable and accrued expenses, but excluding amounts owed to the Advisor for reimbursement of O&O Costs less the current accrued O&O Costs liability (consistent with the Company’s valuation procedures), and considered any other amounts due to the Advisor or affiliates for repayment of the Sponsor Support or amounts due to the Special Unit Holder upon certain events, including liquidation of the Company to produce an estimated NAV as of March 31, 2023, consistent with the procedures described in the “Net Asset Value Calculation and Valuation Procedures” section of the Company’s prospectus of $25.75 per share for Class AX, Class IX, and Class I shares, $25.75 for Class D shares, $25.72 per share for Class TX, and $25.73 for Class T and Class S shares.

The determination of NAV involves a number of assumptions and judgments, including estimates of the Advisor’s interest in disposition proceeds (if any). These assumptions and judgments may prove to be inaccurate. There can be no assurance that a stockholder would realize the mostly recently determined NAV per share if the Company were to liquidate or engage in another type of liquidity event today. In particular, the Company’s March 31, 2023 NAV is based on appraisals of the fair market value of certain of the Company’s real estate property investments which precede March 31, 2023 and, while the Company believes no material change has occurred in the value of these real estate property investments between the appraised value dates and March 31, 2023, Stanger has assumed no material change in property value has occurred since the appraisal date for those Appraised Properties with an appraised value date that preceded March 31, 2023. Furthermore, the Company’s March 31, 2023 NAV does not consider fees or expenses that may be incurred in providing a liquidity event, including reimbursement of amounts to the Advisor for O&O Costs and any operating expenses that have not been invoiced by the Advisor in accordance with the terms of the Amended Advisory Agreement. Lastly, as discussed in “PART II — OTHER INFORMATION; Item 1A. – Risk Factors”, the full extent of the impact and effects of COVID-19 on the Company, as a whole, and on its tenants and its consolidated real estate, loan investments and long-term debt are uncertain at this time. Due to COVID-19, observable market transactions for both real estate assets and debt are generally more limited than before the pandemic. The Company believes the methodology of determining the Company’s NAV conforms to the Institute for Portfolio Alternative’s Practice Guideline for Valuations of Publicly Registered Non-Listed REITs (April 2013) and is prepared in accordance with the procedure described in the “Net Asset Value Calculation and Valuation Procedures” section of the Company’s prospectus. In addition, the Company’s board of directors periodically reviews the Company’s NAV policies and procedures.

The NAV for each class of shares is based on the value of the Company’s assets and the deduction of any liabilities, and any distribution fees applicable to such class of shares.

The following table provides a breakdown of the major components of the Company’s NAV pursuant to the Company’s valuation guidelines:

Components of NAV	March 31, 2023
Investment in real estate	$1,043,134,000
Investments in real estate-related assets	35,382,758
Cash and cash equivalents and restricted cash	42,694,792
Other assets	11,506,154
Debt obligations (at fair market value)	(417,396,678)
Due to related parties(1)	(5,957,051)
Accounts payable and other liabilities	(13,620,286)
Accrued performance participation allocation	—
Distribution fee payable the following month(2)	(48,059)
Non-controlling interests in subsidiaries	(288,237,173)
Sponsor support repayment / special unit holder interest in liquidation	—
Net asset value	$407,458,457
Number of outstanding shares	15,824,514

Note: (1) Excluding the full distribution fee liability of $79,310. Distribution fee only relates to Class TX, Class T, Class D and Class S shares of common stock.

(2) The distribution fee that is payable as of March 31, 2023 related to Class TX, Class T, Class D and Class S shares (see table below).

Due to rounding, numbers presented throughout this section may not add up precisely to the totals provided and percentages may not precisely reflect the absolute figures.

NAV Per Share	Class AX, IX & I Shares	Class TX Shares	Class T Shares	Class D Shares	Class S Shares	Total
Total gross assets at fair value	$942,836,246	$42,394,936	$101,162,206	$45,828,267	$496,049	$1,132,717,704
Distribution fees due and payable	—	(17,098)	(27,223)	(3,606)	(132)	(48,059)
Debt obligations	(347,427,003)	(15,622,167)	(37,277,398)	(16,887,320)	(182,790)	(417,396,678)
Due to related parties	(4,958,448)	(222,959)	(532,020)	(241,015)	(2,609)	(5,957,051)
Accounts payable and other liabilities	(11,337,069)	(509,775)	(1,216,418)	(551,059)	(5,965)	(13,620,286)
Accrued performance participation allocation	—	—	—	—	—	—
Non-controlling interests in subsidiaries	(239,918,962)	(10,788,033)	(25,742,255)	(11,661,696)	(126,227)	(288,237,173)
Quarterly NAV	$339,194,764	$15,234,904	$36,366,892	$16,483,571	$178,326	$407,458,457
Number of outstanding shares	13,171,795	592,274	1,413,276	640,239	6,930	15,824,514
NAV per share	$25.75	$25.72	$25.73	$25.75	$25.73

The following table reconciles stockholders’ equity per the Company’s unaudited consolidated balance sheet to the Company’s NAV:

Reconciliation of Stockholders’ Equity to NAV	March 31, 2023
Stockholders’ equity under U.S. GAAP	$594,072,203
Adjustments:
Unrealized appreciation of real estate	6,074,991
Unrealized appreciation of real estate-related assets	4,889,589
Acquisition costs	(8,511,671)
Deferred financing costs, net	(4,711,977)
Accrued distribution fee(1)	31,251
Accumulated depreciation and amortization	66,735,813
Fair value adjustment of debt obligations	54,371,756
Deferred rent receivable	(9,858,833)
Derivative assets, at fair value	(7,397,492)
Non-controlling interests in subsidiaries	(288,237,173)
NAV	$407,458,457

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

Sensitivity Analysis

Assuming all other factors remain unchanged, the table below presents the estimated increase or decrease to the Company’s March 31, 2023 NAV for a change in the going-in capitalization rate and, where a DCF analysis was utilized, discount rates and terminal capitalization rates used in the Appraised Properties’ appraisals and the Station DST Property appraisal, a 5% change in the discount rates used to value the Company’s Debt Investments and a 5% change in the discount rates used to value the Company’s long-term debt and the mortgage debt encumbering the Station DST Property:

Sensitivity Analysis	Range of NAV (Class AX, IX & I)			Range of NAV (Class TX)			Range of NAV (Class T)
	Low	Concluded	High	Low	Concluded	High	Low	Concluded	High
Estimated Per Share NAV	$23.21	$25.75	$28.42	$23.18	$25.72	$28.39	$23.19	$25.73	$28.40
Capitalization Rate - Appraised Properties	5.20%	4.95%	4.70%	5.20%	4.95%	4.70%	5.20%	4.95%	4.70%
Cash Flow Discount Rate - Appraised Properties	6.21%	5.91%	5.62%	6.21%	5.91%	5.62%	6.21%	5.91%	5.62%
Residual Discount Rate - Appraised Properties	6.92%	6.59%	6.26%	6.92%	6.59%	6.26%	6.92%	6.59%	6.26%
Terminal Capitalization Rate - Appraised Properties	5.96%	5.68%	5.39%	5.96%	5.68%	5.39%	5.96%	5.68%	5.39%
Discount Rate - Debt Investments	9.66%	9.20%	8.74%	9.66%	9.20%	8.74%	9.66%	9.20%	8.74%
Discount Rate - Long-Term Debt Consolidated	6.21%	6.54%	6.86%	6.21%	6.54%	6.86%	6.21%	6.54%	6.86%

Sensitivity Analysis	Range of NAV (Class D)			Range of NAV (Class S)
	Low	Concluded	High	Low	Concluded	High
Estimated Per Share NAV	$23.21	$25.75	$28.42	$23.19	$25.73	$28.40
Capitalization Rate - Appraised Properties	5.20%	4.95%	4.70%	5.20%	4.95%	4.70%
Cash Flow Discount Rate - Appraised Properties	6.21%	5.91%	5.62%	6.21%	5.91%	5.62%
Residual Discount Rate - Appraised Properties	6.92%	6.59%	6.26%	6.92%	6.59%	6.26%
Terminal Capitalization Rate - Appraised Properties	5.96%	5.68%	5.39%	5.96%	5.68%	5.39%
Discount Rate - Debt Investments	9.66%	9.20%	8.74%	9.66%	9.20%	8.74%
Discount Rate - Long-Term Debt Consolidated	6.21%	6.54%	6.86%	6.21%	6.54%	6.86%

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

If the Company is unable to raise substantial funds in its public offerings, it will make fewer investments resulting in less diversification in terms of the type, number and size of investments it makes and the value of an investment in the Company will fluctuate with the performance of the limited assets it acquires. Further, the Company will have certain fixed operating expenses, including certain expenses as a public company and a REIT, regardless of whether it is able to raise substantial funds in the offerings. The Company’s inability to raise substantial funds would increase its fixed operating expenses as a percentage of gross income, reducing its net income and limiting its ability to make distributions. As of March 31, 2023, the Company has raised gross proceeds of $406,877,803 in the Offerings.

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

As of March 31, 2023, the Company’s debt to tangible assets ratio was 47%. See Note 7 – Loans Payable of the Company’s outstanding debt arrangement as of March 31, 2023.

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

Cash Flows

The following table provides a breakdown of the net change in the Company’s cash and cash equivalents and restricted cash:

Three months ended March 31, 2023
Cash flows from operating activities	$(4,754,770)
Cash flows from investing activities	(779,651)
Cash flows from financing activities	9,695,792
Increase in cash and cash equivalents and restricted cash	$4,161,371

Operating Activities

During the three months ended March 31, 2023, net cash used by operating activities was $4,754,770, compared to $1,983,507 net cash provided by operating activities for the three months ended March 31, 2022. The change was primarily due to reimbursement of expenses due to related parties (see “—Results of Operations”).

Investing Activities

Cash used in investing activities was $779,651 for the three months ended March 31, 2023, compared to $63,898,627 for the three months ended March 31, 2022. The change was due to a decrease of $63,118,976 in acquisition of real estate.

Financing Activities

During the three months ended March 31, 2023, net cash provided by financing activities was $9,695,792, compared to $66,295,341 for the three months ended March 31, 2022. The change was primarily due to a net decrease in proceeds from borrowings under credit facility of $14,000,000, a decrease in proceeds from common stock issued of $24,746,778, an increase in distributions of $5,468,312, an increase in payments from redemptions of common stock of $7,064,697, an increase in non-controlling interest distributions of $2,171,967, and a decrease of $3,191,427 in the DST Offering proceeds received for the DST interests sold, offset by a payment of $43,632 in deferred financing costs.

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

To ensure that the Company has sufficient funds to cover cash distributions authorized and declared during the Initial Offering, the Company and CFI entered into the Distribution Support Agreement. The terms of the agreement provide that in the event that cash distributions exceed MFFO, defined as a supplemental measure to reflect the operating performance of a non-traded REIT, for any calendar quarter through the termination of the Initial Offering, CFI shall purchase Class IX Shares from the Company in an amount equal to the distribution shortfall, up to $5 million (less the $2.0 million of shares purchased by CFI in order to satisfy the Minimum Offering Requirement). On August 10, 2020, the Company and CFI entered into Second Amended and Restated Distribution Support Agreement (the “Amended Distribution Support Agreement”) to ensure that the Company has a sufficient amount of funds to pay cash distributions to stockholders during the Follow-On Offering. Pursuant to the Amended Distribution Support Agreement, in the event that cash distributions exceed MFFO, CFI will purchase Class I Shares from the Company in the Follow-On Offering in an amount equal to the distribution shortfall, up to $5 million (less the $2.0 million of shares purchased by CFI in order to satisfy the Minimum Offering Requirement and any shares purchased by CFI pursuant to the distribution support agreement in the Initial Offering). As of December 31, 2022, CFI has purchased $1,132,280 in Class IX shares pursuant to the Distribution Support Agreement. As of December 31, 2022, CFI has purchased $1,867,720 of Class I Shares pursuant to the Amended Distribution Support Agreement, leaving no remaining obligation for CFI to purchase shares.

The following table summarizes the Company’s distributions declared during the three months ended March 31, 2023 and March 31, 2022:

	Three months ended March 31, 2023		Three Months ended March 31, 2022
	Amount	Percent	Amount	Percent
Distributions
Paid in cash	$2,596,494	45%	$1,756,259	44%
Payable	2,093,255	36%	1,470,031	37%
Reinvested in shares	1,113,248	19%	778,343	19%
Total distributions	$5,802,997	100%	$4,004,633	100%
Sources of Distributions:
Operating cash flows	$—	0%	$1,983,507	50%
Offering proceeds pursuant to Distribution Support Agreement(1)	—	0%	—	0%
Offering proceeds	5,802,997	100%	2,021,126	50%
Total sources of distributions	$5,802,997	100%	$4,004,633	100%

Note: (1) Pursuant to the Amended Distribution Support Agreement, CFI had purchased Class I Shares to the extent cash distributions exceed MFFO within 15 business days following the Company’s filing with the SEC of its periodic report for such calendar quarter or year. As of March 31, 2023, CFI has no remaining obligation under the Amended Distribution Support Agreement.

During the three months ended March 31, 2023 the Company declared $5,802,997 of distributions to its shareholders (including those reinvested in shares pursuant to the DRP), compared to the Company’s total aggregate MFFO loss of $2,092,499 for the three months ended March 31, 2023, and the Company’s total aggregate net loss of $6,649,374 for such period.

During the three months ended March 31, 2022, the Company declared $4,004,633 of distributions to its shareholders (including those reinvested in shares pursuant to the DRP), compared to the Company’s total aggregate MFFO loss of $1,452,972 for the three months ended March 31, 2022, and the Company’s total aggregate net loss of $4,870,515 for such period.

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

Critical Accounting Policies

Below is a discussion of the accounting policies that management believes are critical to the Company’s principal operations. The Company considers these policies critical because they involve significant judgments and assumptions, and they require estimates about matters that are inherently uncertain and they are important for understanding and evaluating the Company’s reported financial results. The accounting policies have been established to conform with U.S. GAAP. The preparation of the financial statements in accordance with U.S. GAAP requires management to use judgments in the application of such policies. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgements. These judgments affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in the Company’s financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of the Company’s results of operations to those of companies in similar businesses.

Reimbursement of Organization and Offering Costs

The Advisor has agreed to pay, on behalf of the Company, all O&O Costs through the first anniversary of the date on which the Company satisfied the Minimum Offering Requirement, which was May 18, 2018 (“Escrow Break Anniversary”). The Company was not required to reimburse the Advisor for payment of the O&O Costs prior to the Escrow Break Anniversary. After the Escrow Break Anniversary, the Advisor, in its sole discretion, may pay some or all of the additional O&O Costs incurred, but is not required to do so. To the extent the Advisor pays such additional O&O Costs, the Company is obligated to reimburse the Advisor subject to the 1% Cap. Following the Escrow Break Anniversary, the Company began reimbursing the Advisor for payment of the O&O Costs on a monthly basis, which will continue through the period ended May 18, 2021; provided, however, that the Company will not be obligated to pay any amounts that as a result of such payment would cause the aggregate payments for O&O Costs (less selling commissions, dealer manager fees and distribution fees) paid to the Advisor to exceed the 1% Cap as of such payment date. Any amounts not reimbursed in any period are included in determining any reimbursement for a subsequent period. As of March 31, 2023, the Advisor has continued to pay all O&O Costs on behalf of the Company.

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

The Company evaluates all of its investments in real estate-related assets to determine if they are VIEs utilizing judgments and estimates that are inherently subjective. If different judgments or estimates were used for these evaluations, it could result in differing conclusions as to whether or not an entity is a VIE and whether or not to consolidate such entity. As of March 31, 2023, the Company concluded that it had investments in VIEs, and because the Company was deemed the primary beneficiary it consolidated such entities, as described in “Note 10 — Variable Interest Entities” in its accompanying unaudited consolidated financial statements included in Item 1. “Financial Statements (Unaudited) and Supplementary Data.”

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

Current Expected Credit Losses (“CECL”)

The Company present financial assets that are measured at amortized cost net of an allowance for credit losses, which represents the amount expected to be collected over their estimated life. Expected credit losses for newly recognized financial assets carried at amortized cost, as well as changes to expected lifetime credit losses during the period, are recognized in earnings. The CECL methodology, which became effective for the Company on January 1, 2023, represents a significant change from prior U.S. GAAP and replaced the prior multiple impairment methods, which generally required that a loss be incurred before it was recognized. Within the life cycle of a loan or other financial asset in scope, the methodology generally results in the earlier recognition of the provision for credit losses and the related allowance for credit losses than under prior U.S. GAAP.

The CECL methodology’s impact on expected credit losses, among other things, reflects the Company’s view of the current state of the economy, forecasted macroeconomic conditions and the Company’s portfolios.

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

Real Estate Debt Investments

Real estate debt investments are generally intended to be held to maturity and, accordingly, are carried at cost, net of unamortized loan fees, premium, discount and unfunded commitments. Real estate debt investments that are deemed to be credit impaired are carried at amortized cost less a loan loss reserve, if deemed appropriate. Real estate debt investments where the Company does not have the intent to hold the loan for the foreseeable future or until its expected payoff are classified as held for sale and recorded at the lower of cost or estimated fair value.

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

Off-Balance Sheet Arrangements

As of March 31, 2023, the Company had no off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on the Company’s financial condition, revenue and expenses, results of operations, liquidity, capital expenditures, or capital resources.

Contractual Obligations

The following table presents the future principal payment due under the Company’s GR Loan, FM Loan, CO Loan, DST Loan, Buchanan Loan, Keller Loan, Summerfield Loan, Valencia Loan, Kacey Loan, Industry Loan, ON3 Loan, West End Loan, Palms Loan, and Credit Facility agreements as of March 31, 2023, which represents the Company’s aggregate contractual obligations and commitments with payments due subsequent to March 31, 2023.

Year	Amount
2023 (remaining)	—
2024	25,000,000
2025	—
2026	—
2027	—
Thereafter	446,768,434
Total	$471,768,434

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

The market risk associated with financial instruments and derivative financial instruments is the risk of loss from adverse changes in market prices or interest rates. The Company’s interest rate risk management objectives are to limit the impact of interest rate changes in earnings and cash flows and to manage overall borrowing costs. To achieve these objectives, from time to time, the Company may enter into interest rate hedge contracts such as swaps, collars and treasury lock agreements in order to mitigate interest rate risk with respect to various debt instruments. The Company would not hold or issue these derivative contracts for trading or speculative purposes. As of March 31, 2023, there are no such hedging contracts outstanding. The Company does not have any foreign operations and thus is not exposed to foreign currency fluctuations.

Interest Rate Risk

As of March 31, 2023, the Company had $360 million fixed rate debt and $112 million of floating rate debt. The Company uses derivative financial instruments to limit the exposure to interest rate changes associated with its borrowings. The use of derivative financial instruments carries certain risks, including the risk that the counterparties to these contractual arrangements are not able to perform under the agreements. To mitigate this risk, the Company only enters into derivative financial instruments with counterparties with high credit ratings and with major financial institutions with which the Company and its related parties may also have other financial relationships. The Company does not anticipate that any of the counterparties will fail to meet their obligations. (For further detail refer to Note 7 – Loans Payable).

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

As of March 31, 2023, lease expirations related to the Company’s net lease portfolio of real estate assets (excluding the SF Property), based in each asset’s fair value used in determining our NAV, were as follows:

•
2023 – 2025 – 0.0%
•
2026 – 2028 – 35.5%
•
2029 – 2031 – 31.7%
•
After 2032 – 32.8%

As of March 31, 2023, the industry concentration of the Company’s portfolio of real estate assets, based on each asset’s fair value used in determining our NAV, was as follows:

•
Multifamily – 34.2%
•
Single Tenant Office – 33.4%
•
Single Tenant Industrial – 29.0%
•
Single Tenant Life Sciences – 1.7%
•
Single Tenant Necessity Retail – 1.7%

As of March 31, 2023, the geographic concentration of the Company’s portfolio of real estate assets, based on each asset’s fair value used in determining our NAV, was as follows:

•
Texas – 29.1%
•
Ohio – 28.5%
•
California – 16.0%
•
South Carolina – 7.2%
•
Maryland – 5.5%
•
Arizona – 4.2%
•
New Jersey – 2.0%

•
Illinois – 2.3%
•
Pennsylvania – 2.2%
•
Michigan – 1.6%
•
Kansas – 1.3%
•
Indiana – 0.1%

As of March 31, 2023, the investment type concentration of the Company’s portfolio of real estate assets, based on each asset’s fair value used in determining our NAV, was as follows:

•
Common Equity – 95.5%
•
Mezzanine Loan – 2.3%
•
Preferred Equity – 2.2%

As of March 31, 2023, the tenant credit profile concentration of the Company’s net lease portfolio of real estate assets, based on each asset’s fair value used in determining our NAV, was as follows:

•
Investment Grade(1) – 52.5%
•
Unrated – 40.7%
•
Non-Investment Grade – 6.8%

(1)Includes Daimler Trucks North America, LLC. Daimler Truck Holding AG, the parent company of Daimler Trucks North America, LLC, is rated BBB+ by Moody’s. Daimler Truck Holding AG does not guarantee the lease.

As of March 31, 2023, the maturity concentration of debt secured by our portfolio of real estate assets, based on principal balances and adjusted for ownership percentage, was as follows:

•
2023 – 2025 – 14.7%
•
2026- 2028 – 30.5%
•
2029 – 2031 – 48.0%
•
After 2032 – 6.8%

As of March 31, 2023, the weighted average lease term remaining of the Company’s portfolio of real estate assets (excluding multifamily, mezzanine and preferred equity investments), based on each asset’s fair value used in determining our NAV, was 7.9 years.

As of March 31, 2023, the weighted average occupancy of the Company’s portfolio of real estate assets, based on each asset’s fair value used in determining our NAV, was 96.3%. For our industrial, retail and office investments, occupancy includes all leased square footage as of the date indicated. For our multifamily investments, occupancy is defined as the percentage of units occupied on the date indicated.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business. As of March 31, 2023, the Company was not involved in any material legal proceedings.

Item 1A. Risk Factors.

The Company has disclosed in Part 1. Item 1A. – “Risk Factors” in its Annual Report on Form 10-K for the year ended December 31, 2022 (File No. 333-214130), filed with the SEC, risk factors which materially affect its business, financial condition or results of operations. There have been no material changes from the risk factors previously disclosed, except as noted below. You should carefully consider the risk factors set forth in the Annual Report on Form 10-K for the year ended December 31, 2022 and the other information set forth elsewhere in this Quarterly Report on Form 10-Q. You should be aware that these risk factors and other information may not describe every risk facing the Company. Additional risks and uncertainties not currently known to the Company or that management currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

If the Company raises substantial Follow-On Offering proceeds in a short period of time, the Company may not be able to invest all of the Company’s Follow-On Offering proceeds promptly, which may cause the Company’s distributions and the Company’s stockholders’ investment returns to be lower than they otherwise would be.

The more shares the Company sells in the Company’s Follow-On Offering, the greater the Company’s challenge will be to invest all of the Company’s net Follow-On Offering proceeds. The large size of the Company's Follow-On Offering increases the risk of delays in investing the Company’s net proceeds promptly and on attractive terms. Pending investment, the net proceeds of the Company’s Follow-On Offering may be invested in permitted temporary investments, which include short-term United States government securities, bank certificates of deposit and other short-term liquid investments. The rate of return on these investments, which affects the amount of cash available to make distributions to stockholders, has fluctuated in recent years and most likely will be less than the return obtainable from the type of investments in the real estate industry the Company seeks to acquire or originate. Therefore, delays the Company encounters in the selection, due diligence and acquisition or origination of investments would likely limit the Company’s ability to pay distributions to the Company’s stockholders and lower their overall returns. In addition, cash and cash equivalents may potentially subject the Company to concentration of risk and at times, balances with any one financial institution may exceed the Federal Deposit Insurance Corporation insurance limits. As of March 31, 2023, the Company had approximately $33.2 million of unrestricted cash and cash equivalents.

If the Company pays cash distributions from sources other than the Company’s cash flow from operations, the Company will have less funds available for investments and the Company’s stockholders’ overall return may be reduced.

The Company’s organizational documents do not restrict the Company from paying distributions from any source and do not restrict the amount of distributions the Company may pay from any source, including proceeds from the Offerings or the proceeds from the issuance of securities in the future, other third party borrowings, advances from the Advisor or CFI or from the Advisor’s deferral or waiver of its fees under the Amended Advisory Agreement. Distributions paid from sources other than current or accumulated earnings and profits, particularly during the period before the Company has substantially invested the net proceeds from the Offerings, may constitute a return of capital for tax purposes. From time to time, particularly during the period before the Company has substantially invested the net proceeds from the Company’s Offerings, the Company may generate income greater than the Company’s taxable income for financial reporting purposes, or the Company’s taxable income may be greater than the Company’s cash flow available for distribution to stockholders. In these situations, the Company may make distributions in excess of the Company’s cash flow from operations, investment activities and strategic financings to satisfy the REIT distribution requirement. In such an event, the Company would look first to other third party borrowings to fund these distributions. If the Company funds distributions from financings, the net proceeds from the Offerings or sources other than the Company’s cash flow from operations, the Company will have less funds available for investment in income-producing commercial real estate and the Company's stockholders' overall return may be reduced. In addition, if the aggregate amount of cash the Company distributes to stockholders in any given year exceeds the amount of the Company’s taxable income generated during the year, the excess amount will either be (1) a return of capital or (2) a gain from the sale or exchange of property to the extent that a stockholder’s basis in the Company’s common stock equals or is reduced to zero as the result of the Company’s current or prior year distributions. Such distributions may effectively dilute or reduce the value of the stockholders remaining interest in the Company’s net asset value.

Pursuant to the Distribution Support Agreement, in certain circumstances where the Company’s cash distributions exceed MFFO, CFI will purchase up to $5.0 million of shares in the Company’s public offerings (including the $2.0 million of shares purchased to satisfy the Minimum Offering). The sponsor has purchased Class IX shares in the Company’s Initial Offering and has purchased Class I shares in the Follow-On Offering. As of March 31, 2023, CFI has no remaining obligation pursuant to the Distribution Support Agreement. Subsequent to the expiration of the Distribution Support Agreement, the Company may not have sufficient cash available to pay distributions at the rate the Company had paid during preceding periods or at all. If the Company pays distributions from sources other than the Company’s cash flow from operations, the Company will have less cash available for investments, the Company may have to reduce the Company’s distribution rate, the Company’s net asset value may be negatively impacted and the Company’s stockholders overall return may be reduced. As of March 31, 2023, the Company has declared cumulative distributions of $56,603,795, of which 27% of the Company’s cash distributions were paid using proceeds from the Offerings. For the three months ended March 31, 2023, 100% of the Company's cash distributions were paid using proceeds from the Offerings (see “—Distributions”).

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

The Company’s Amended Advisory Agreement provides that any operating expenses which have not been invoiced by the Advisor will not become the Company’s obligations. Without these provisions in the Company’s Amended Advisory Agreement, such operating expenses, if invoiced, would likely be recorded as liabilities of the Company, which, in turn, would likely have a negative effect on the Company’s NAV per share. The Company’s Amended Advisory Agreement provides that the Advisor will not invoice the Company for any reimbursement if the impact of such would result in the incurrence of an obligation in an amount that would result in the Company’s NAV per share for any class of shares to be less than $25.00. The Company may, however, incur and record an obligation to reimburse the Advisor, even if it would result in the Company’s NAV per share for any class of shares for such quarter to be less than $25.00, if the Company’s board of directors determines that the reasons for the decrease of the Company’s NAV per share below $25.00 were unrelated to the Company’s obligation to reimburse the Advisor for operating expenses. The Company’s Amended Advisory Agreement also provides that the Advisor may be reimbursed for previously unbilled operating expenses for prior periods in any subsequent quarter, subject to certain limitations, including the limitation related to the NAV per share of $25.00 referenced above and the 2%/25% Guidelines. The incurrence of previously unbilled operating expenses likely will have a negative effect on the Company’s NAV per share. As of March 31, 2023, the Advisor has incurred $11,602,164 of Unreimbursed Operating Expenses, including $963,708 of Unreimbursed Operating Expenses incurred during the three months ended March 31, 2023 that have not been invoiced to the Company.

Item 2. Unregistered Sales of Equity Securities.

Unregistered Sales of Equity Securities

During the three months ended March 31, 2023, the Company did not complete any sales of unregistered securities.

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

The table below summarizes the repurchase activity for the three months ended March 31, 2023:

For the Month Ended	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Redeemed as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Redeemed Under the Plans or Programs(1)
January 31, 2023	155,376	26.74	155,376	150,275
February 28, 2023	175,717	26.32	175,717	134,183
March 31, 2023	92,115	26.44	92,115	221,887
Total	423,208	$26.50	423,208	632,055

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

EXHIBITS INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 (and are numbered in accordance with Item 601 of Regulation S-K).

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
10.1*

Second Amendment to Credit Agreement, dated as of January 26, 2023, among Cantor Fitzgerald Income Trust Operating Partnership, L.P., Cantor Fitzgerald Income Turst, Inc., certain subsidiary guarantors, the lenders party thereto and Citizens Bank, N.A. as administrative agent.

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

The following materials from Cantor Fitzgerald Income Trust, Inc.’s Quarterly Report on Form 10-Q for the three months ended March 31, 2023 are formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Changes in Equity; (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

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

Dated: May 12, 2023