Form 10-K/A
period 2022-12-31
Cantor Fitzgerald Income Trust, Inc.
filed 2023-07-13
CIK 1666244

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K/A
(Amendment No. 1)

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM

TO

Commission File Number
000-56043

Cantor Fitzgerald Income Trust, Inc.
(Exact name of Registrant as specified in its Charter)

Maryland	81-1310268
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

110 E. 59th Street, New York, NY	10022
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (212)
938-5000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A
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
12b-2
of the Exchange Act).    YES  ☐    NO  ☒
The aggregate market value of the common stock held by
non-affiliates
of the Registrant: No established market exists for the Registrant’s common stock. As of June 30, 2023, the registrant had 3,898,017 Class AX shares, 1,217,269 Class IX shares, 1,009,828 Class TX shares, 477,991 Class D shares, 680,868 Class I shares, 7,972,479 Class T shares and 7,014 Class S shares of $0.01 par value common stock outstanding.

Auditor Firm Id: 42	Auditor Name: Ernst & Young LLP	Auditor Location: New York, NY, US

EXPLANATORY NOTE
Cantor Fitzgerald Income Trust, Inc. (the “Company,” “we,” “us,” or “our”) is filing this Amendment No. 1 on Form
10-K/A
(this “Amendment No. 1”) to amend our Annual Report on Form
10-K
for the year ended December 31, 2022, originally filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2022 (the “Original Form
10-K”),
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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our directors and executive officers are set forth below.

	Age	Positions
Howard W. Lutnick	62	Chairman of the Board of Directors, Chief Executive Officer and President
Paul M. Pion	56	Director, Chief Financial Officer and Treasurer
Christopher Milner	57	President
Arthur F. Backal	61	Independent Director
John M. Matteson	58	Independent Director
Dean Palin	54	Independent Director

Howard W. Lutnick. Mr. Lutnick has served as our Chairman and Chief Executive Officer since February 2017. Mr. Lutnick also has served as the Chief Executive Officer of our advisor since February 2017. He joined Cantor in 1983 and was named President and Chief Executive Officer in 1991 and Chairman in 1996. Mr. Lutnick had served as the Chairman and Chief Executive Officer of Rodin Income Trust, Inc. from February 2017 and as its President from January 2018 until its dissolution in December 2022. In addition, he served as Chief Executive Officer of Rodin Income Advisors, LLC since May 2017. Mr. Lutnick is also the Chairman of Newmark Group, Inc. (which operates as Newmark Knight Frank), one of the world’s leading real estate advisory firms. Mr. Lutnick is also the Chairman and Chief Executive Officer of BGC Partners, Inc., a leading global brokerage company servicing the financial and real estate markets. Mr. Lutnick holds a degree in economics from Haverford College. He is a member of the boards of the Zachary and Elizabeth M. Fisher Center for Alzheimer’s Disease Research at Rockefeller University, National September 11 Memorial & Museum, and The Partnership for New York City. Mr. Lutnick received the Department of the Navy’s Distinguished Public Service Award, the highest honor granted by the Navy to non-military personnel. We believe that Mr. Lutnick’s extensive experience supports his appointment to our board of directors.

Christopher A. Milner. Mr. Milner has served as our and our advisor’s President since May of 2020. Mr. Milner has also served as the Head of Commercial Real Estate Investment Management at Cantor Fitzgerald, L.P. since March 2013 and has served as senior portfolio manager of Resolution Recovery Partners Manager, LLC, an institutional fund managed by an affiliate of our sponsor, since August 2015. In May of 2019 Mr. Milner became a member of the investment committee of the manager for Cantor Silverstein Opportunity Zone Trust, Inc., a fund that is co-sponsored by our sponsor. Additionally, Mr. Milner served as a member of the board of the Institute for Portfolio Alternatives from 2020 to 2022. Previously, Mr. Milner spent 14 years at BlackRock and was a co-founder of its Commercial Real Estate Debt business. Mr. Milner was Global Head of CRE Debt and President of the Carbon Capital series of private real estate debt funds as well as a member of BlackRock’s Corporate Leadership Committee, the Real Estate Executive Committee and the Global Real Estate Investment Committee. Prior to joining BlackRock in 1997, Mr. Milner was responsible for origination, underwriting and securitization of all commercial mortgage conduit loan production at PNC and was also a member of the PNC M&A team which acquired BlackRock and Midland Loan Services in 1995 and 1998, respectively. Mr. Milner received an MBA in finance with a concentration in real estate from Indiana University and a Bachelor of Arts degree in economics from DePauw University.

Paul M. Pion. Mr. Pion served as our director, Chief Financial Officer and Treasurer and Chief Financial Officer and Treasurer of the Advisor from April 2023 as well as from January 2020 to January 2021. From January 2020 to January 2021, Mr. Pion served as a director and as the Chief Financial Officer and Treasurer of Rodin Income Trust, Inc. and as the Chief Financial Officer and Treasurer of Rodin Income Advisors, LLC. He has served as Chief Administrative Officer and Senior Managing Director of Cantor Fitzgerald & Co. since August 2011. Additionally, from January 17, 2012, until January 26, 2021, Mr. Pion served as Chief Executive Officer of Tower Bridge International Services LP, responsible for the back-office functions under a shared-services model for all Cantor UK-based businesses. Prior to joining Cantor, Mr. Pion served for approximately 14 years with the accounting firm Deloitte & Touche, most recently as an Audit and Assurance partner focusing on financial services clients. At Deloitte & Touche, he also led the New York office’s China Practice. Mr. Pion holds Series 7 and 27 licenses and is a Certified Public Accountant in the State of New York. He received a B.S. in Accounting from the State University of New York at Albany.

We believe that Mr. Pion’s extensive experience in the financial services industry supports his appointment to our board of directors.

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

The following table sets forth the compensation earned by our directors for the fiscal year ended December 31, 2022:

Name	Fees Earned or Paid in Cash	Total
Arthur F. Backal	$28,000	$28,000
John M. Matteson	28,000	28,000
Dean Palin	33,000	33,000

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters* Stock Ownership

The following table shows, as of June 30, 2023, the amount of our common stock beneficially owned (unless otherwise indicated) by (1) any person who is known by us to be the beneficial owner of more than 5% of the outstanding shares of our common stock, (2) our directors, (3) our executive officers, and (4) all of our directors and executive officers as a group.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage
Cantor Fitzgerald Investors, LLC(1) (2)	262,262	1.92%
Howard W. Lutnick	262,262	1.92%
Christopher A. Milner	111	*
Paul M. Pion	—	—
John Griffin**	—	—
Arthur F. Backal	—	—
John M. Matteson	—	—
Dean Palin	—	—

All directors and executive officers as a group	262,373	1.92%

Note:

*	Less than 1.0%
**	Mr. Griffin had retired from his position of director and chief financial officer of our company effective as of April 2023.
(1)	The address of this beneficial owner is c/o Cantor Fitzgerald Income Trust, Inc. 110 E. 59th Street, New York, NY 10022.
(2)

Cantor Fitzgerald Investors, LLC is indirectly owned by Cantor Fitzgerald, L.P. CF Group Management, Inc. is the managing general partner of Cantor Fitzgerald, L.P. Mr. Lutnick controls Cantor Fitzgerald, L.P. through his ownership of CF Group Management, Inc.

Long-Term Incentive Plan Information

The following table summarizes information, as of December 31, 2022, relating to our long-term incentive plan pursuant to which grants of securities may be made from time-to-time.

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

Securities Authorized for Issuance Under Long-Term Incentive Plan

Our long-term incentive plan authorizes the granting of stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock units, performance awards, dividend equivalents, limited partnership interests in the operating partnership, or any other right relating to our common stock or cash; provided that our long-term incentive plan prohibits the issuance of stock appreciation rights and dividend equivalent rights unless and until our shares of common stock are listed on a national securities exchange. As required by the NASAA REIT guidelines, the maximum number of shares of our common stock that may be issued upon the exercise or grant of an award under our long-term incentive plan will not exceed in the aggregate, an amount equal to 5% of the outstanding shares of our common stock on the date of grant of any such awards. Any stock options or stock appreciation rights granted under our long-term incentive plan will have an exercise price or base price that is not less than the fair market value of our common stock on the date of grant. The exercise price or base price may not be reduced, directly or indirectly, or indirectly by cancellation and regrant, without the prior approval of our stockholders. As of December 31, 2022, we have not granted any securities under our long-term incentive plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Director Independence

We operate under the direction of our board of directors, the members of which are accountable to us and our stockholders as fiduciaries. The board is responsible for the management and control of our affairs. The board has retained our advisor to manage our day-to-day operations and our portfolio of income- producing commercial and multifamily properties, as well as other real estate-related assets, subject to the board’s supervision. Our directors have a fiduciary duty to supervise our relationship with the advisor.

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

Asset Management Fees. We pay our advisor a monthly asset management fee equal to one-twelfth of 1.20% of our most recently disclosed net asset value.

Performance Participation. Effective August 10, 2020, through its ownership of the special units of our operating partnership, our advisor, through a special unit holder, an affiliate of our advisor, also holds a performance participation interest in our operating partnership that entitles it to receive an allocation of our operating partnership’s total return to its capital account. Total return is defined as distributions paid or accrued plus the change in net asset value for the applicable period. Under the limited partnership agreement of our operating partnership, the annual total return will be allocated solely to the special unit holder after the other unit holders have received a total return of 5% (after recouping any loss carryforward amount) and such allocation will continue until the allocation between special unit holders and all other unit holders is equal to 12.5% and 87.5% respectively. Thereafter, the special unit holder will receive an allocation of 12.5% of the annual total return. The allocation of the performance participation interest will be paid in cash or Class I operating partnership units, at the election of the special unit holder.

Other Operating Expenses. We will reimburse our advisor’s costs of providing administrative services, subject to the following limitations. We generally will not reimburse our advisor for any amount by which our total operating expenses at the end of the four preceding fiscal quarters exceeds the greater of (i) 2% of average invested assets (as defined in our advisory agreement) and (ii) 25% of net income other than any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of investments for that period. After the end of any fiscal quarter for which our total operating expenses exceed this 2%/25% limitation for the four fiscal quarters then ended, if our independent directors exercise their right to conclude that this excess was justified, this fact will be disclosed in writing to the holders of our shares of common stock within 60 days. If our independent directors do not determine such excess expenses are justified, our advisor is required to reimburse us, at the end of the four preceding fiscal quarters, by the amount that our aggregate annual total operating expenses paid or incurred exceed this 2%/25% limitation. In addition, subject to other limitations on the incurrence and reimbursement of operating expenses contained in our advisory agreement, operating expenses which have been incurred and paid by our advisor will not become our obligation unless our advisor has invoiced us for reimbursement, which will occur in a quarterly statement and accrued for in the respective period. Our advisor will not invoice us for any reimbursement if the impact of such would result in us incurring an obligation in an amount that would result in our net asset value per share for any class of shares to be less than $25.00. We may, however, incur and record an obligation to reimburse our advisor, even if it would result in our net asset value per share for any class of shares for such quarter to be less than $25.00, if our board of directors determines that the reasons for the decrease of our net asset value per share below $25.00 were unrelated to our obligation to reimburse our advisor for operating expenses. In addition, all or a portion of the operating expenses, which have not been previously paid by us or invoiced by our advisor may be in the sole discretion of our advisor (i) waived by our advisor, (ii) reimbursed to our advisor in any subsequent quarter or (iii) reimbursed to our advisor in connection with a liquidity event or termination of the advisory agreement, provided that we have fully invested the proceeds from our offerings and our stockholders have received, or are deemed to have received, in the aggregate, cumulative distributions equal to their invested capital plus a 6.0% cumulative, non-compounded annual pre-tax return on their invested capital. Any reimbursement of operating expenses remains subject to the limitations described above, including the 2%/25% limitations and the related approval requirements. Reimbursable operating expenses include personnel and related employment costs incurred by our advisor or its affiliates in performing the services described in the advisory agreement, including but not limited to reasonable salaries and wages, benefits and overhead of all employees directly involved in the performance of such services. We will not reimburse our advisor for costs of such employees of our advisor or its affiliates to the extent that such employees (A) perform services for which our advisor receives disposition fees or (B) serves as our executive officer.

Property Management and Oversight Fees. If the advisor or an affiliate is a property manager with respect to a particular property, we will generally pay market rate property management fees.

Leasing Commissions. We will pay customary leasing fees if our advisor or an affiliate is our primary leasing agent. Such fees will be paid in an amount that is usual and customary in that geographic area for that type of property.

Fees for Other Services. We may retain certain of our advisor’s affiliates, from time to time, for services relating to our investments or our operations, which may include accounting and audit services, account management services, corporate secretarial services, data management services, directorship services, information technology services, finance/budget services, human resources, judicial processes, legal services, operational services, risk management services, tax services, treasury services, loan management services, construction management services, property management services, leasing services, loan origination services, debt servicing, brokerage services, transaction support services (which may consist of assembling relevant information with respect to investment acquisitions and dispositions, conducting financial and market analyses, coordinating closing and post-closing procedures, coordinating of design and development works, coordinating with brokers, lawyers, accountants and other advisors, assisting with due diligence, site visits and other services), transaction consulting services and other similar operational matters. Any fees paid to our advisor’s affiliates for any such services will not reduce the asset management fee. Any such arrangements will be at market rates.

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

The following table summarizes the fees and expenses incurred by us and paid to our advisor and its affiliates and our dealer manager for the year ended December 31, 2022:

Type of Fee or Reimbursement		Due to related parties as of December 31, 2021	Year ended December 31, 2022		Due to related parties as of December 31, 2022
	Financial Statement Location		Incurred	Paid
Management Fees
Asset management fees	Management Fees	$223,602	$3,920,430	$3,744,070	$399,962
Property management and oversight fees	Management fees	63,873	1,770,083	1,754,975	78,981

Organization, Offering and Operating Expense Reimbursements
Operating expenses(1)	General and administrative expenses	1,234,253	4,270,602	—	5,504,855
Expense reimbursement(2)	Cash and cash equivalent	—	33,000	—	33,000
Organization expenses(3)	General and administrative expenses	—	—	—	—
Admin Fees(4)	General and administrative expenses	18,000	—	18,000	—
Offering costs(3)	Additional paid-in capital	100,391	1,497,285	1,536,466	61,210

Commissions and Fees
Selling commissions and dealer manager fees, net	Additional paid-in capital	—	629,797	629,797	—
Distribution fees(3)	Additional paid-in capital	267,284	299,497	450,821	115,960

Investment Funding
Distribution due(5)	Additional paid-in capital	202,430	—	—	202,430
Application fee reimbursement(6)	Additional paid-in capital	—	100,000	—	100,000

Total		$2,109,833	$12,502,694	$8,116,129	$6,496,398

Note:

(1)

As of December 31, 2022, our advisor has incurred, on our behalf, a total of $15,939,058 in unreimbursed operating expenses, including a total of $3,210,813 for the year ended December 31, 2022 for which our advisor has not invoiced us for reimbursement. The total amount of unreimbursed operating expenses may, in future periods, be subject to reimbursement by us pursuant to the terms of the advisory agreement.

(2)	Reflects funding from CFI and affiliates of CFI to cover overdraft fees in connection with the Summerfield Property, the Fisher Road Property, and the ON3 Property.
(3)

As of December 31, 2022, our advisor has incurred, on our behalf, a total of $12,613,362 of organization and offering expenses, of which our current obligation is limited to $61,210, pursuant to the 1% limitation.

(4)	The incurred amount reflects the change in accrual.
(5)	Reflects distribution amount owed by us to the CF Keller Holdings, LLC.
(6)	Reflects amount owed to our sponsor from us in relation to the loan application deposit for ON3 Property.

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

As of December 31, 2022, CFI has invested $6,650,001 in us through the purchase of 262,262 shares (8,180 Class AX shares for an aggregate purchase price of $200,001 and 183,157 Class IX shares for an aggregate purchase price of $4,582,280) and 70,925 Class I shares for an aggregate purchase price of $1,867,720. CFI purchased 125,157 of the Class IX shares in the amount of $3,132,280 pursuant to the Distribution Support Agreement, which provides that in certain circumstances where our cash distributions exceed our modified funds from operations, CFI will purchase up to $5.0 million of Class IX shares (including the $2.0 million of shares purchased in order to satisfy the minimum offering requirement) at the then current offering price per Class IX share net of dealer manager fees to provide additional cash to support distributions to our stockholders. On August 10, 2020, we and CFI entered into the Amended Distribution Support Agreement to ensure that we had a sufficient amount of funds to pay cash distributions to stockholders during the follow-on offering. CFI purchased 70,925 of the Class I shares in the amount of $1,867,720 pursuant to the Amended Distribution Support Agreement. As of December 31, 2022, CFI has fulfilled its obligation under the Amended Distribution Support Agreement.

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

Jointly Owned Investments

As of December 31, 2022, we owned interests in nine jointly owned investments with some or all of the remaining interest held by affiliates of our advisor. Subsequently, and as of December 31, 2022, the interests held by the affiliates of our advisor have been sold back to us or/and syndicated to third party investors through a private placement offering. We consolidate eight of these joint ventures as the primary beneficiary and account for the one remaining investment under the equity method of accounting.

As of December 31, 2021, we owned interests in seven jointly owned investments with some or all of the remaining interest held by affiliates of our advisor. We consolidate six of these joint ventures as the primary beneficiary and account for the one remaining investment under the equity method of accounting.

Keller Property SPE

During the year ended December 31, 2022, we purchased additional interests of $5,101,423 in the joint venture (the “Keller Member JV”) with a related party of CFI, increasing our ownership interest in the Keller Member JV to 100%. The Keller Member JV owns 97% of the interest in multifamily property located in Carrolton, Texas (the “Keller Property”). As such, as of December 31, 2022, our interest in the Keller Property was 97%. The remaining 3% interests in the Keller Property are owned by CAF, an unrelated third party.

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

Item 14. Principal Accounting Fees and Services*

Independent Auditors

During the year ended December 31, 2022, Ernst & Young LLP served as our independent auditor.

Audit and Non-Audit Fees

Aggregate fees that we were billed for the fiscal years ended December 31, 2022 and December 31, 2021 by our independent registered public accounting firm, Ernst & Young LLP, were as follows:

	Fiscal Year Ended December 31, 2022	Fiscal Year Ended December 31, 2021
Audit fees	$364,500	$228,750
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—

Total	$364,500	$228,750

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(b) Exhibits

The following exhibits are filed as part of this Amendment No. 1:

Exhibit Number	Description

31.1*	Certification by the Chief Executive Officer pursuant to 17 CFR 240.13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification by the Chief Financial Officer pursuant to 17 CFR 240.13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 12, 2023	CANTOR FITZGERALD INCOME TRUST, INC.

	By:	/s/ Howard W. Lutnick
Howard W. Lutnick
Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)

Name	Title	Date

/s/ Howard W. Lutnick	Chief Executive Officer and Chairman of the Board of Directors	July 12, 2023
Howard W. Lutnick	(Principal Executive Officer)

/s/ Paul M. Pion	Chief Financial Officer	July 12, 2023
Paul M. Pion	(Principal Financial Officer and Principal Accounting Officer)

*	Director	July 12, 2023
Arthur F. Backal

*	Director	July 12, 2023
John M. Matteson

*	Director	July 12, 2023
Dean Palin

*	Signed on behalf of the named individuals by Howard W. Lutnick under power of attorney.