Form 10-Q
period 2023-06-30
Cantor Fitzgerald Income Trust, Inc.
filed 2023-08-11
CIK 1666244

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 9, 2023, the registrant had 3,983,299 Class AX Shares, 1,221,463 Class IX Shares, 300,212 Class TX Shares, 8,029,630 Class I Shares, 1,480,821 Class T Shares, 673,825 Class D Shares and 7,037 Class S Shares of $0.01 par value common stock outstanding.

CANTOR FITZGERALD INCOME TRUST, INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

CANTOR FITZGERALD INCOME TRUST, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2023	December 31, 2022
Assets
Investment in real estate, net of accumulated depreciation of $50,370,581 and $38,540,964, respectively	$951,659,323	$922,493,164
Cash and cash equivalents	34,292,465	27,642,348
Restricted cash	9,504,230	10,891,073
Investments in real estate-related assets	30,396,654	30,622,470
Intangible assets, net of accumulated amortization of $29,303,500 and $23,812,044, respectively	80,643,713	85,131,169
Operating lease right-of-use asset	16,340,479	16,383,138
Derivative assets, at fair value	8,513,739	9,020,255
Prepaid expenses and other assets	11,824,653	9,925,732
Deferred rent receivable	10,457,475	9,251,165
Due from related party	—	576,257
Total assets	$1,153,632,731	$1,121,936,771
Liabilities and Equity
Liabilities
Loans payable, net of deferred financing costs of $4,919,781 and $4,927,048, respectively	$498,348,653	$461,841,386
Intangible liabilities, net of accumulated amortization of $4,905,808 and $3,914,404, respectively	20,280,504	21,271,908
Operating lease liability	16,340,479	16,383,138
Distributions payable	1,981,595	6,849,076
Restricted reserves	7,331,071	7,850,305
Due to related parties	5,319,299	6,496,398
Deferred revenue	1,645,015	1,233,788
Accrued interest payable	1,751,653	1,649,465
Accounts payable and accrued expenses	5,402,449	3,031,670
Total liabilities	$558,400,718	$526,607,134
Commitments and contingencies (Note 12)
Stockholders' equity
Controlling interest
Preferred stock, $0.01 par value per share, 50,000,000 shares authorized, and 0 issued and outstanding at each June 30, 2023 and December 31, 2022	—	—
Class AX common stock, $0.01 par value per share, 10,000,000 shares authorized, and 3,848,788 and 3,864,320 issued and outstanding at June 30, 2023 and December 31, 2022, respectively	38,488	38,643
Class TX common stock, $0.01 par value per share, 5,000,000 shares authorized, and 472,743 and 719,803 issued and outstanding at June 30, 2023 and December 31, 2022, respectively	4,727	7,198
Class IX common stock, $0.01 par value per share, 5,000,000 shares authorized, and 1,217,269 and 1,222,180 issued and outstanding at June 30, 2023 and December 31, 2022, respectively	12,173	12,222
Class T common stock, $0.01 par value per share, 100,000,000 shares authorized, and 1,448,824 and 1,280,789 issued and outstanding at June 30, 2023 and December 31, 2022, respectively	14,488	12,809
Class S common stock, $0.01 par value per share, 20,000,000 shares authorized, and 7,014 issued and 6,910 outstanding at each June 30, 2023 and December 31, 2022, respectively	70	69
Class D common stock, $0.01 par value per share, 60,000,000 shares authorized, and 672,160 issued and 531,864 outstanding at each June 30, 2023 and December 31, 2022, respectively	6,722	5,318
Class I common stock, $0.01 par value per share, 200,000,000 shares authorized, and 7,840,877 and 7,582,500 issued and outstanding at June 30, 2023 and December 31, 2022, respectively	78,409	75,825
Additional paid-in capital	397,659,773	389,390,600
Retained earnings/accumulated deficit and cumulative distributions	(73,009,812)	(55,143,655)
Accumulated other comprehensive income/(loss)	851,374	902,026
Total controlling interest	325,656,412	335,301,055
Non-controlling interests in subsidiaries	269,575,601	260,028,582
Total stockholders' equity	595,232,013	595,329,637
Total liabilities and stockholders' equity	$1,153,632,731	$1,121,936,771

See accompanying notes to consolidated financial statement

CANTOR FITZGERALD INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2023	2022	2023	2022
Revenues:
Rental revenues	$17,331,507	$15,501,095	$34,350,474	$27,814,428
Preferred return income	244,393	241,111	486,100	479,572
Income from mezzanine loan investment	260,748	257,245	518,438	511,472
Other property operating revenues	4,804,130	1,413,279	8,557,339	2,761,859
Total revenues	22,640,778	17,412,730	43,912,351	31,567,331
Operating expenses (income):
General and administrative expenses	64,581	344,496	4,959,092	4,411,490
Depreciation and amortization	8,472,369	8,027,154	17,209,486	14,926,290
Management fees	1,765,866	1,325,729	3,530,330	2,454,943
Property operating expenses	9,142,736	4,696,503	16,811,429	8,448,077
Total operating expenses	19,445,552	14,393,882	42,510,337	30,240,800
Other income (expense):
Income/(loss) from investments in real estate-related assets	41,134	(57,381)	49,482	(426,848)
Interest income	303,984	7,769	579,897	11,365
Interest expense	(5,261,122)	(4,095,697)	(10,401,545)	(6,908,024)
Total other income (expense)	(4,916,004)	(4,145,309)	(9,772,166)	(7,323,507)
Net income (loss)	$(1,720,778)	$(1,126,461)	$(8,370,152)	$(5,996,976)
Net income (loss) attributable to non-controlling interest	(929,486)	(982,458)	(2,204,019)	(2,197,601)
Net income (loss) attributable to common stockholders	$(791,292)	$(144,003)	$(6,166,133)	$(3,799,375)
Weighted average shares outstanding	15,823,458	12,723,862	15,754,656	11,745,861
Net income (loss) per common share - basic and diluted	$(0.05)	$(0.01)	$(0.39)	$(0.32)

See accompanying notes to consolidated financial statements

CANTOR FITZGERALD INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2023	2022	2023	2022
Net income (loss)	$(1,720,778)	$(1,126,461)	$(8,370,152)	$(5,996,976)
Other comprehensive income (loss)
Unrealized gain (loss) on derivative instruments	1,116,247	2,646,889	(506,517)	6,514,522
Comprehensive income (loss)	(604,531)	1,520,428	(8,876,669)	517,546
Amounts attributable to noncontrolling interests
Net income (loss)	(929,486)	(982,458)	(2,204,019)	(2,197,601)
Unrealized gain (loss) on derivative instruments	1,004,623	2,382,200	(455,865)	5,863,070
Comprehensive income (loss) attributable to noncontrolling interests	75,137	1,399,742	(2,659,884)	3,665,469
Comprehensive income (loss) attributable to common stockholders	$(679,668)	$120,686	$(6,216,785)	$(3,147,923)

See accompanying notes to consolidated financial statements

CANTOR FITZGERALD INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

	Controlling Interest
																Retained Earnings/
	Common Stock														Additional	Accumulated Deficit and	Accumulated Other	Non-	Total
	Class AX		Class TX		Class IX		Class I		Class T		Class D		Class S		Paid-In	Cumulative	Comprehensive	controlling	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Distributions	Income/(loss)	interest	Equity
Balance as of January 1, 2022	3,441,219	$34,412	1,319,066	$13,191	1,203,025	$12,030	2,707,306	$27,073	555,074	$5,551	275,596	$2,756	4,362	$44	$238,954,331	$(30,111,852)	$(15,771)	$145,019,828	$353,941,593
Common stock	180,600	1,807	(180,740)	(1,808)	—	—	1,653,108	16,531	185,212	1,851	103,726	1,037	—	—	49,994,745	—	—	—	50,014,163
Common stock repurchased	(47,476)	(475)	(14,299)	(143)	—	—	(1,000)	(10)	(1,227)	(12)	(5,154)	(52)	—	—	(1,783,734)	—	—	—	(1,784,426)
Distribution reinvestment	19,135	191	6,561	66	6,467	65	10,167	102	1,467	15	1,460	15	1	—	1,145,760	—	—	—	1,146,214
Offering costs, commissions and fees	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(500,907)	—	—	—	(500,907)
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(3,655,372)	—	(1,215,143)	(4,870,515)
Distributions declared on common stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(4,004,633)	—	—	(4,004,633)
Designated derivatives, fair value adjustments	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	386,763	3,480,870	3,867,633
Acquired or syndicated ownership interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	3,191,427	—	—	—	3,191,427
Non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(7,885,953)	(7,885,953)
Balance as of March 31, 2022	3,593,478	$35,935	1,130,588	$11,306	1,209,492	$12,095	4,369,581	$43,696	740,526	$7,405	375,628	$3,756	4,363	$44	$291,001,622	$(37,771,857)	$370,992	$139,399,602	$393,114,596
Common stock	110,803	1,108	(110,888)	(1,109)	—	—	1,638,929	16,390	173,607	1,737	38,744	388	2,374	23	48,626,353	—	—	—	48,644,890
Common stock repurchased	(24,365)	(244)	(15,358)	(154)	(1,646)	(16)	(2,997)	(30)	(4,280)	(43)	(738)	(7)	—	—	(1,298,992)	—	—	—	(1,299,486)
Distribution reinvestment	20,064	201	5,486	55	6,462	64	16,544	165	2,037	20	1,619	16	1	—	1,358,795	—	—	—	1,359,316
Offering costs, commissions and fees	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(557,473)	—	—	—	(557,473)
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(144,003)	—	(982,458)	(1,126,461)
Distributions declared on common stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(4,795,482)	—	—	(4,795,482)
Designated derivatives, fair value adjustments	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	264,689	2,382,200	2,646,889
Acquired or syndicated ownership interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	59,088,495	59,088,495
Balance as of June 30, 2022	3,699,980	$37,000	1,009,828	$10,098	1,214,308	$12,143	6,022,057	$60,221	911,890	$9,119	415,253	$4,153	6,738	$67	$339,130,305	$(42,711,342)	$635,681	$199,887,839	$497,075,284

	Controlling Interest
																Retained Earnings/
	Common Stock														Additional	Accumulated Deficit and	Accumulated Other	Non-	Total
	Class AX		Class TX		Class IX		Class I		Class T		Class D		Class S		Paid-In	Cumulative	Comprehensive	controlling	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Distributions	Income/(loss)	interest	Equity
Balance as of January 1, 2023	3,864,320	$38,643	719,803	$7,198	1,222,180	$12,222	7,582,500	$75,825	1,280,789	$12,809	531,864	$5,318	6,910	$69	$389,390,600	$(55,143,655)	$902,026	$260,028,582	$595,329,637
Common stock	120,869	1,209	(120,959)	(1,209)	—	—	691,739	6,917	171,609	1,715	112,705	1,127	—	—	26,154,932	—	—	—	26,164,691
Common stock repurchased	(105,744)	(1,057)	(9,682)	(97)	(5,798)	(58)	(251,928)	(2,519)	(43,413)	(434)	(6,643)	(66)	—	—	(11,211,168)	—	—	—	(11,215,399)
Distribution reinvestment	20,019	200	3,112	31	6,136	61	27,502	275	4,291	43	2,313	23	20	—	1,695,335	—	—	—	1,695,968
Offering costs, commissions and fees	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(401,701)	—	—	—	(401,701)
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(5,374,841)	—	(1,274,533)	(6,649,374)
Distributions declared on common stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(5,802,997)	—	—	(5,802,997)
Designated derivatives, fair value adjustments	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(162,277)	(1,460,487)	(1,622,764)
Non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(3,425,858)	(3,425,858)
Balance as of March 31, 2023	3,899,464	$38,995	592,274	$5,923	1,222,518	$12,225	8,049,813	$80,498	1,413,276	$14,133	640,239	$6,402	6,930	$69	$405,627,998	$(66,321,493)	$739,749	$253,867,704	$594,072,203
Common stock	113,548	1,135	(113,661)	(1,137)	—	—	178,724	1,787	72,838	728	43,822	439	938	10	7,785,979	—	—	—	7,788,941
Common stock repurchased	(185,899)	(1,859)	(8,551)	(86)	(11,399)	(114)	(414,620)	(4,146)	(42,710)	(427)	(14,545)	(145)	(880)	(9)	(17,307,376)	—	—	—	(17,314,162)
Distribution reinvestment	21,675	217	2,681	27	6,150	62	26,960	270	5,420	54	2,644	26	26	—	1,696,851	—	—	—	1,697,507
Offering costs, commissions and fees	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(143,679)	—	—	—	(143,679)
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(791,292)	—	(929,486)	(1,720,778)
Distributions declared on common stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(5,897,027)	—	—	(5,897,027)
Designated derivatives, fair value adjustments	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	111,625	1,004,622	1,116,247
Non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	15,632,761	15,632,761
Balance as of June 30, 2023	3,848,788	$38,488	472,743	$4,727	1,217,269	$12,173	7,840,877	$78,409	1,448,824	$14,488	672,160	$6,722	7,014	$70	$397,659,773	$(73,009,812)	$851,374	$269,575,601	$595,232,013

See accompanying notes to consolidated financial statements

CANTOR FITZGERALD INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months
	Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$(8,370,152)	$(5,996,976)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	17,659,543	15,288,835
(Gain)/loss from investments in real estate-related assets	(49,482)	426,848
Amortization of above-market lease intangibles	98,189	98,189
Amortization of below-market lease intangibles	(978,005)	(707,855)
Changes in assets and liabilities:
Proceeds from investments in real estate-related assets	275,298	207,793
(Increase) in deferred rent receivable	(1,206,310)	(2,163,693)
Decrease in accrued preferred return receivable	—	81,018
Decrease in accrued income from mezzanine loan investment	—	72,498
(Increase) in prepaid expenses and other assets	(1,898,921)	(3,571,437)
(Decrease)/increase in due to related parties	(462,715)	3,830,784
(Increase) in due from related party	—	(217,276)
Increase in deferred revenue	411,227	281,069
(Decrease) in distribution payable	—	(410,919)
(Decrease)/increase in restricted reserves	(519,234)	196,361
(Decrease)/increase in accounts payable and accrued expenses	(2,754,376)	44,502
Increase in accrued interest payable	102,188	428,544
Net cash provided by operating activities	2,307,250	7,888,285
Cash flows from investing activities:
Acquisition of real estate	(412,545)	(111,283,921)
Cash used in investing activities	(412,545)	(111,283,921)
Cash flows from financing activities:
Borrowings under credit facility	14,000,000	26,500,000
Proceeds from issuance of common stock, net	33,270,125	98,522,452
Distributions	(13,174,030)	(6,634,942)
Payments for redemptions of common stock	(23,404,406)	(3,349,143)
Non-controlling interest distributions	(6,880,330)	(3,331,261)
Payment of deferred financing costs	(442,790)	(1,096,546)
Syndicated ownership interest	—	3,191,427
Net cash provided by financing activities	3,368,569	113,801,987
Net increase in cash and cash equivalents and restricted cash	5,263,274	10,406,351
Cash and cash equivalents and restricted cash, at beginning of period	38,533,421	19,026,144
Cash and cash equivalents and restricted cash, at end of period	$43,796,695	$29,432,495
Reconciliation of cash and cash equivalents and restricted cash
Cash and cash equivalents	$34,292,465	$22,333,652
Restricted cash	9,504,230	7,098,843
Total cash and cash equivalents and restricted cash	$43,796,695	$29,432,495
Supplemental disclosure of cash flow information:
Cash paid for interest	$10,027,725	$6,379,522
Non-cash investing and financing activities:
Distribution reinvestment	$3,393,475	$2,505,530
Distributions payable	$1,972,065	$2,329,932

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

On February 2, 2016, the Company was capitalized with a $200,001 investment by the Company’s sponsor, Cantor Fitzgerald Investors, LLC (“CFI”) through the purchase of 8,180 Class A shares. In addition, a wholly owned subsidiary of CFI, Cantor Fitzgerald Income Trust OP Holdings, LLC, formerly known as Rodin Global Property Trust OP Holdings, LLC, (the “Special Unit Holder”), has invested $1,000 in the Operating Partnership and has been issued a special class of limited partnership units (“Special Units”), which is recorded as a non-controlling interest on the consolidated balance sheet as of June 30, 2023. The Company registered with the Securities and Exchange Commission (“SEC”) an offering of up to $1.25 billion in shares of common stock, consisting of up to $1.0 billion in shares in the Company’s primary offering (the “Primary Offering”) and up to $250 million in shares pursuant to its distribution reinvestment plan (the “DRP”, and together with the Primary Offering, the “Initial Offering”). On May 18, 2017, the Company satisfied the minimum offering requirement as a result of CFI’s purchase of $2.0 million in Class I shares (the “Minimum Offering Requirement”). On March 20, 2020, the Company filed a registration statement on Form S-11 with the SEC for a proposed second public offering (the “Follow-On Offering”). Subsequently, on July 31, 2020, the Company terminated the Primary Offering but is continuing to offer up to $50.0 million of common stock pursuant to the DRP. On August 10, 2020, the SEC declared the Follow-On Offering effective. In the Follow-On Offering, the Company is offering up to $1 billion in shares of common stock in a primary offering on a best efforts basis and $250 million in shares of common stock to be issued pursuant to the DRP. On July 30, 2020, the Company, amended its charter (as amended, the “Charter”) to redesignate its currently issued and outstanding Class A shares of common stock, Class T shares of common stock and Class I shares of common stock as “Class AX Shares,” “Class TX Shares” and “Class IX Shares,” respectively. In addition, on July 30, 2020, as set forth in the Charter, the Company has reclassified the authorized but unissued portion of its common stock into four additional classes of common stock: Class T Shares, Class S Shares, Class D Shares, and Class I Shares. The Class AX shares, Class TX shares and Class IX shares generally have the same rights, including voting rights, as the Class T shares, Class S shares, Class D shares and Class I shares that the Company is offering pursuant to the Follow-On Offering (Refer to Note 8 – Stockholders’ Equity).

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

As of June 30, 2023, the Company owned the following investments:

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
•
An acre of land located in Greenfield, IN (the "Mount Comfort Land").
•
A controlling interest of (5%) in a Delaware Statutory Trust, CF Pearland Multifamily DST (the "Pearland DST"), which owns a multifamily residential property located in Pearland, Texas (the "Pearland Property").

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

Note 2 – Summary of Significant Accounting Policies

Other than the following, during the six months ended June 30, 2023, there were no significant changes made to the Company’s significant accounting policies.

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

The Company evaluates all of its investments in real estate-related assets to determine if they are VIEs utilizing judgments and estimates that are inherently subjective. If different judgments or estimates were used for these evaluations, it could result in differing conclusions as to whether or not an entity is a VIE and whether or not to consolidate such entity. As of June 30, 2023 and December 31, 2022, the Company concluded that it had investments in VIEs. Refer to Note 10 — Variable Interest Entities for additional information.

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

Deferred Rent Receivable

Deferred rent receivable represents rent earned in excess of rent received as a result of straight-lining rents over the terms of the leases on the FM Property, the CO Property, the Lewisville Property, the SF Property, the Buchanan Property, the DST, the Madison Ave Property, the Valencia Property, the De Anza Property, the Fisher Road Property, the ON3 Property, and the Mount Comfort Land in accordance with ASC Topic 842, Leases. As of June 30, 2023 and December 31, 2022, Deferred rent receivable was $10,457,475 and $9,251,165, respectively.

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

The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate assets may not be recoverable. Impairment indicators that the Company considers include, but are not limited to, bankruptcy or other credit concerns of a property’s major tenant, such as a history of late payments, rental concessions and other factors, a significant decrease in a property’s revenues due to lease terminations, vacancies, co-tenancy clauses, reduced lease rates or other circumstances. When indicators of potential impairment are present, the Company assesses the recoverability of the assets by determining whether the carrying amount of the assets will be recovered through the undiscounted future cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying amount, the Company will adjust the real estate assets to their respective fair values and recognize an impairment loss. Generally, fair value is determined using a discounted cash flow analysis and recent comparable sales transactions. As of June 30, 2023 and December 31, 2022, no impairment losses have been identified.

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

Income recognition is suspended for a mezzanine loan investment at the earlier of the date at which payments become 90-days past due or when, in the opinion of management, a full recovery of income and principal becomes doubtful. When the ultimate collectability of the principal of an impaired mezzanine loan investment is in doubt, all payments are applied to principal under the cost recovery method. When the ultimate collectability of the principal of an impaired mezzanine loan investment is not in doubt, contractual income from mezzanine loan is recorded as income from mezzanine loan when received, under the cash basis method until an accrual is resumed when the mezzanine loan investment becomes contractually current and performance is demonstrated to be resumed. A mezzanine loan investment is written off when it is no longer realizable and/or legally discharged. Pursuant to the adoption of the CECL accounting standards, the Company has made an accounting policy election not to measure an allowance for credit losses on accrued interest receivable amounts as the Company writes-off the uncollectible accrued interest receivable balance in a timely manner. As of June 30, 2023 and December 31, 2022, no credit impairment losses have been identified.

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

Income recognition is suspended for a preferred equity investment at the earlier of the date at which payments become 90-days past due or when, in the opinion of management, a full recovery of income and principal becomes doubtful. When the ultimate collectability of the principal of an impaired preferred equity investment is in doubt, all payments are applied to principal under the cost recovery method. When the ultimate collectability of the principal of an impaired preferred equity investment is not in doubt, contractual preferred return income is recorded as preferred return income when received, under the cash basis method until an accrual is resumed when the preferred return investment becomes contractually current and performance is demonstrated to be resumed. A preferred return investment is written off when it is no longer realizable and/or legally discharged. Pursuant to the adoption of the CECL accounting standards, the Company has made an accounting policy election not to measure an allowance for credit losses on accrued interest receivable amounts as the Company writes-off the uncollectible accrued interest receivable balance in a timely manner. As of June 30, 2023 and December 31, 2022, no credit impairment losses have been identified.

Unconsolidated Equity Method Investments

The Company performs consolidation analysis in accordance with ASC Topic 810, Consolidation, as described in the “Variable Interest Entities” section of this Note 2. The Company has determined, as a result of its analysis, that it is not the primary beneficiary of its investment in the Station DST, and therefore has not consolidated the entity. The Company has accounted for its investment in the Station DST, which is controlled and managed by CFI, under the equity method of accounting, and included within Investments in real estate-related assets on the Company’s consolidated balance sheet. In accordance with ASC Topic 323, Investments-Equity Method and Joint Ventures, the Company is able to exercise significant influence over this investee. Under the equity method, the investment is adjusted each period for capital contributions and distributions and its share of the entity’s net income (loss). Capital contributions, distributions and net income (loss) of such entity is recorded in accordance with the terms of the governing documents. An allocation of net income (loss) may differ from the stated ownership percentage interest in such entity as a result of preferred returns and allocation formulas, if any, as described in such governing documents. Investments in real estate-related assets are periodically reviewed for impairment based on projected cash flows from the underlying investment. If an impairment is identified, the carrying value of the investment will be reduced to the anticipated recoverable amount. As of June 30, 2023 and December 31, 2022, no impairment has been identified.

Deferred Financing Costs

Costs incurred in connection with obtaining financing are capitalized and amortized over the term of the related loan on a straight-line basis, which approximates the effective interest method. The carrying value of the deferred financing costs at June 30, 2023 and December 31, 2022 was $4,919,781 and $4,927,048, respectively, which is net of accumulated amortization of $1,744,587 and $1,294,530, respectively, and recorded as an offset to the related debt. For the six months ended June 30, 2023 and June 30, 2022, amortization of deferred financing costs was $450,057 and $362,545, respectively, and for the three months ended June 30, 2023 and June 30, 2022, amortization of deferred financing costs was $226,286 and $197,208, respectively, and is included in Interest expense on the accompanying consolidated statements of operations.

Revenue Recognition

Rental revenue is recognized on a straight-line basis over the life of the respective leases.

Preferred return income from the Company’s preferred equity investment is recognized when earned and accrued based on the outstanding investment balance.

Income from mezzanine loan investment is recognized when earned and accrued based on the outstanding loan balance.

Other Property Operating Revenues

Other property operating revenues include tenant reimbursement income and revenues received from tenants to cover utilities and other amenities. The tenant reimbursement income is derived from certain property operating expenses, including real estate taxes and insurance, among others, which are paid by the Company and are reimbursed by the tenants of the Company’s properties pursuant to the terms of the respective leases. These reimbursements and other revenues received from tenants are reflected as Other property operating revenues in the accompanying consolidated statements of operations, which, for the six months ended June 30, 2023 and June 30, 2022 was $8,557,339 and $2,761,859, respectively, and for three months ended June 30, 2023 and June 30, 2022 was $4,804,130 and $1,413,279, respectively.

Property Operating Expenses

Certain property operating expenses, including real estate taxes and insurance, among others, are paid by the Company and may be reimbursed by the tenants of the Company’s properties pursuant to the terms of the respective leases. These expenses incurred are reflected as Property operating expenses in the accompanying consolidated statements of operations, which for the six months ended June 30, 2023 and June 30, 2022 was $16,811,429 and $8,448,077, respectively, and for the three months ended June 30, 2023 and June 30, 2022 was $9,142,736 and $4,696,503, respectively.

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

Deferred Revenue

Deferred revenue represents unearned rent received in advance from tenants at certain of the Company’s properties, which at June 30, 2023 and December 31, 2022 were $1,645,015 and $1,233,788, respectively.

Distribution Payable

Distribution payable is comprised of amounts of distributions declared by the Company but not yet paid and accrued distributions relating to the Performance Participation Allocation (as defined below in Note 8 – Stockholder’s Equity).

Also included within distribution payable is $9,530 due to certain specific affiliates, including the Sponsor, who are entitled to distributions based on their indirect equity interest in the Summerfield DST (as further described in Note 9 – Related Party Transactions). As of June 30, 2023, return of capital distributions were and are derived from net escrow break proceeds from the syndication of the Summerfield DST beneficial interest offering, with the related proceeds held and reported in cash and cash equivalents on the accompanying consolidated balance sheet.

As of June 30, 2023 and December 31, 2022 the aggregate total amount of distribution payable reported by the Company were $1,981,595 and $6,849,076, respectively.

Restricted Reserves

Restricted reserves are comprised of amounts received from tenants at certain of the Company’s properties for recoverable property operating expenses to be paid by the Company on behalf of the tenants, pursuant to the terms of the respective lease arrangements, which at June 30, 2023 and December 31, 2022 were $7,331,071 and $7,850,305, respectively.

Due to Related Parties

Due to related parties is comprised of amounts contractually owed by the Company for various services provided to the Company from related parties, which at June 30, 2023 and December 31, 2022 were $5,319,299 and $6,496,398, respectively (See Note 9 – Related Party Transactions).

Organization and Offering Costs

The Advisor has agreed to pay, on behalf of the Company, all organizational and offering costs (including legal, accounting, and other costs attributable to the Company’s organization and offering, but excluding upfront selling commissions, dealer manager fees and distribution fees) (“O&O Costs”) through the first anniversary of the date on which the Company satisfied the Minimum Offering Requirement, which was May 18, 2018 (the “Escrow Break Anniversary”). After the Escrow Break Anniversary, the Advisor, in its sole discretion, may pay some or all of the additional O&O Costs incurred, but is not required to do so. To the extent the Advisor pays such additional O&O Costs, the Company is obligated to reimburse the Advisor subject to the 1% Cap (as defined below). Following the Escrow Break Anniversary, the Company began reimbursing the Advisor for payment of O&O Costs on a monthly basis, which continued through the period ended May 18, 2021; provided, however, that the Company was not obligated to pay any amounts that as a result of such payment would cause the aggregate payments for O&O Costs (less selling commissions, dealer manager fees and distribution fees) paid to the Advisor to exceed 1% of gross proceeds from all the Company’s public offerings (the “1% Cap”), as of such payment date. Any amounts not reimbursed in any period are included in determining any reimbursement liability for a subsequent period. As of June 30, 2023, the Advisor has continued to pay all O&O Costs on behalf of the Company.

As of June 30, 2023 and December 31, 2022, the Advisor has incurred O&O Costs on the Company’s behalf of $13,093,274 and $12,613,362, respectively. As of June 30, 2023, the Company satisfied its obligation to reimburse the Advisor for O&O Costs. As of December 31, 2022, the Company was obligated to reimburse the Advisor for O&O Costs in the amount of $61,210, which is included within Due to related parties in the accompanying consolidated balance sheets. As of both June 30, 2023 and December 31, 2022, organizational costs of $90,675, were expensed and offering costs of $3,978,102 and $3,811,650, respectively, were charged to stockholders’ equity. As of June 30, 2023 and December 31, 2022, the Company has made reimbursement payments of $4,068,777 and $3,841,115, respectively, to the Advisor for O&O Costs incurred.

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

Earnings Per Share

Basic net income (loss) per share of common stock is determined by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is determined by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period, including common stock equivalents. As of June 30, 2023 and December 31, 2022, there were no material common stock equivalents that would have a dilutive effect on net income (loss) per share for common stockholders. All classes of common stock are allocated net income (loss) at the same rate per share.

For the three and six months ended June 30, 2023, both basic and diluted net loss per share was $(0.05) and $(0.39). For the three and six months ended June 30, 2022, both basic and diluted net loss per share was $(0.01) and $(0.32).

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

Note 3 – Investment in Real Estate

Investment in real estate, net consisted of the following at June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
Building and building improvements	$893,049,472	$855,590,033
Land	108,980,432	105,444,095
Total	1,002,029,904	961,034,128
Accumulated depreciation	(50,370,581)	(38,540,964)
Investment in real estate, net	$951,659,323	$922,493,164

As of June 30, 2023, the Company owned interests in 19 real properties and a plot of land as described below:

Portfolio	Ownership Percentage	Location	Number of Properties	Square Feet/ Acre	Remaining Lease Term(1)	Annualized Rental Income(3)	Acquisition Date	Purchase Price(4)
Walgreens Grand Rapids ("GR Property")	100%	Grand Rapids, MI	1	14,552	14.1 years(2)	$500,000	July 2017	$7,936,508
Daimler Trucks North America Office Building ("FM Property")	100%	Fort Mill, SC	1	150,164	5.5 years	$2,670,638	February 2018	$40,000,000
Alliance Data Systems Office Building ("CO Property")	100%	Columbus, OH	1	241,493	9.2 years	$3,362,844	July 2018	$46,950,000
Hoya Optical Labs of America ("Lewisville Property")	100%	Lewisville, TX	1	89,473	5.0 years	$937,060	November 2018	$14,120,000
Williams Sonoma Office Building ("SF Property")	75%	San Francisco, CA	1	13,907	0.0 years(6)	$0	September 2019	$11,600,000
Martin Brower Industrial Buildings ("Buchanan Property")	100%	Phoenix, AZ	1	93,302	8.7 years	$1,083,444	November 2019	$17,300,000
Multifamily Residential Property ("Keller Property")	97%	Carrolton, TX	1	255,627	multiple(5)	$5,638,361	February 2021	$56,500,000
Multifamily Residential Property ("Summerfield Property")	25%	Landover, MD	1	452,876	multiple(5)	$10,595,447	March 2021	$115,500,000
Amazon Last Mile Cleveland ("Madison Ave Property")	100%	Cleveland, OH	1	168,750	7.8 years	$1,555,254	May 2021	$30,800,000
Valencia California ("Valencia Property")	10%	Santa Clarita, CA	1	180,415	12.5 years	$5,323,193	July 2021	$92,000,000
De Anza Plaza Office Buildings ("De Anza Property")	100%	Cupertino, CA	1	83,959	8.1 years	$4,206,056	July 2021	$63,750,000
Multifamily Residential Property ("Kacey Property")	10%	Kingwood, TX	1	296,991	multiple(5)	$5,341,050	November 2021	$67,000,000
Multifamily Residential Property ("Industry Property")	10%	Columbus, OH	1	187,678	multiple(5)	$4,772,799	December 2021	$81,000,000
Mars Petcare Dry/Cold Storage Facility ("Fisher Road Property")	100%	Columbus, OH	1	465,256	3.9 years	$2,984,877	March 2022	$58,000,000
Multifamily Residential Property ("Longmire Property")	96.46%	Conroe, TX	1	231,720	multiple(5)	$3,211,114	April 2022	$43,400,000
Office Tower ("ON3 Property")	10%	Nutley, NJ	1	332,818	15.5 years	$7,245,828	April 2022	$131,667,000
Multifamily Residential Property ("West End Property")	10%	Lenexa, KS	1	299,813	multiple(5)	$5,166,260	August 2022	$69,375,000
Multifamily Residential Property ("Palms Property")	10%	Houston, TX	1	222,672	multiple(5)	$4,010,775	August 2022	$48,000,000
Land ("Mount Comfort Land")	100%	Greenfield, IN	0	1 - acre	12.8 years	$53,140	October 2022	$445,000
Multifamily Residential Property ("Pearland Property")	5%	Pearland, TX	1	219,624	multiple(5)	$4,383,498	June 2023	$40,500,000

(1)
Reflects number of years remaining until the tenant’s first termination option.
(2)
On March 14, 2022 the tenant (Walgreens) of the GR Property SPE waived the lease termination option and extended the non-cancelable term of the lease by five years to July 31, 2037.
(3)
Reflects the average annualized rental income for the lease(s). Annualized rental income for the Keller Property, the Summerfield Property, the Kacey Property, the Industry Property, the Longmire Property, the West End Property, the Palms Property, and the Pearland Property is based on full occupancy.
(4)
Reflects the contract purchase price at 100% ownership as opposed to adjusted for current ownership percentage as applicable.
(5)
Indicates individual tenant leases (with a 1-year average lease term) for the multifamily residential properties.
(6)
The lease with William Sonoma expired on December 31, 2021. As of August 11, 2023, the SF Property is vacant.

Note 4 - Intangibles

The amortization of acquired above-market and/or below-market leases is recorded as an adjustment to Rental revenue on the consolidated statements of operations. For the six months ended June 30, 2023 and June 30, 2022, the net amount of such amortization was included as an increase to rental income of $879,815 and $609,665, respectively. For the three months ended June 30, 2023 and June 30, 2022, the net amount of such amortization was included as an increase to rental income of $439,908 and $411,012, respectively.

The amortization of in-place leases is recorded as an adjustment to Depreciation and amortization expense on the consolidated statements of operations. For the six months ended June 30, 2023 and June 30, 2022, the net amount of such amortization was $4,870,410 and $5,547,877, respectively. For the three months ended June 30, 2023 and June 30, 2022, the amount of such amortization was $2,295,997 and $2,817,458, respectively.

The amortization of tax abatement on property improvements is recorded as an adjustment to Depreciation and amortization expense on the consolidated statements of operations. For both the six months ended June 30, 2023 and June 30, 2022, the net amount of such amortization was $522,857. For both the three months ended June 30, 2023 and June 30, 2022 the net amount of such amortization was $261,428.

As of June 30, 2023 and December 31, 2022, the gross carrying amount and accumulated amortization of the Company’s intangible assets consisted of the following:

	June 30, 2023	December 31, 2022
Intangible assets:
In-place lease intangibles	$93,194,479	$92,190,479
Above-market lease intangibles	2,112,734	2,112,734
Tax abatement on property improvements intangibles	14,640,000	14,640,000
Total intangible assets	109,947,213	108,943,213
Accumulated amortization:
In-place lease amortization	(27,114,351)	(22,243,941)
Above-market lease amortization	(533,435)	(435,246)
Tax abatement on property improvements amortization	(1,655,714)	(1,132,857)
Total accumulated amortization	(29,303,500)	(23,812,044)
Intangible assets, net	$80,643,713	$85,131,169

The estimated future amortization on the Company’s intangible assets for each of the next five years and thereafter as of June 30, 2023 is as follows:

Year	In-place Lease Intangibles	Above-market Lease Intangibles	Tax Abatement on Property Improvements	Total
2023 (remaining)	4,820,963	98,189	522,857	5,442,009
2024	8,049,017	196,378	1,045,714	9,291,109
2025	7,274,653	196,378	1,045,714	8,516,745
2026	6,526,776	196,378	1,045,714	7,768,868
2027	5,313,515	196,378	1,045,714	6,555,607
Thereafter	34,095,204	695,598	8,278,573	43,069,375
	$66,080,128	$1,579,299	$12,984,286	$80,643,713

As of June 30, 2023 and December 31, 2022, the gross carrying amount and accumulated amortization of the Company’s Intangible liabilities consisted of the following:

	June 30, 2023	December 31, 2022
Intangible liabilities:
Below-market lease intangibles	$25,186,312	$25,186,312
Accumulated amortization:
Below-market lease amortization	(4,905,808)	(3,914,404)
Intangible liabilities, net	$20,280,504	$21,271,908

The estimated future amortization on the Company’s intangible liabilities for each of the next five years and thereafter as of June 30, 2023 is as follows:

Year	Below-market Lease Intangibles
2023 (remaining)	991,404
2024	1,982,809
2025	1,982,809
2026	1,891,681
2027	1,552,556
Thereafter	11,879,245
$20,280,504

Note 5 - Five Year Minimum Rental Payments

The estimated future minimum rents the Company expects to receive for the GR Property, FM Property, CO Property, Lewisville Property, the DST Properties, Buchanan Property, Madison Ave Property, Valencia Property, De Anza Property, Fisher Road Property, ON3 Property, and Mount Comfort Land for each of the next five years and thereafter through the end of the primary term as of June 30, 2023 is as follows:

Year	GR Property	FM Property	CO Property	Lewisville Property	DST Properties	Buchanan Property	Madison Ave Property	Valencia Property	DeAnza Property	Fisher Road Property	ON3 Property	Mount Comfort Land	Total
2023 (remaining)	250,000	1,331,955	1,648,876	471,705	1,152,878	539,575	729,681	2,261,962	1,956,081	1,467,883	3,128,813	24,041	14,963,450
2024	500,000	2,716,467	3,321,234	943,411	2,305,756	1,079,150	1,495,845	4,659,641	3,980,591	2,968,333	6,382,778	48,712	30,401,918
2025	500,000	2,770,526	3,356,771	971,713	2,320,167	1,079,150	1,533,241	4,799,430	4,067,880	3,026,878	6,510,433	49,564	30,985,753
2026	500,000	2,826,087	3,392,689	971,713	2,421,044	1,079,150	1,571,572	4,943,413	4,179,206	3,087,361	6,640,642	50,432	31,663,309
2027	500,000	2,883,149	3,428,990	971,713	2,421,044	1,079,150	1,610,862	5,091,716	4,304,583	1,296,901	6,773,455	51,314	30,412,877
Thereafter	4,791,667	2,940,211	16,750,675	500,432	22,911,775	4,780,167	5,522,788	46,635,569	16,495,454	-	84,072,726	444,198	205,845,662
Total	$7,041,667	$15,468,395	$31,899,235	$4,830,687	$33,532,664	$9,636,342	$12,463,989	$68,391,731	$34,983,795	$11,847,356	$113,508,847	$668,261	$344,272,969

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

On October 29, 2020, the Station DST acquired the fee simple interest in a 444-unit apartment community located in Irving, Texas (the “Station DST Property”), for a total purchase price of $106 million. The purchase price was comprised of $47.1 million in equity and $58.9 million in proceeds from a mortgage loan. At June 30, 2023, the Station DST Property is 91.87% occupied.

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

The results of operations for the Company’s investments in real estate-related assets for the three and six months ended June 30, 2023 and June 30, 2022 are summarized below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Station DST	2023	2022	2023	2022
Revenues	$1,857,496	$1,758,067	$3,613,996	$3,570,974
Operating expenses	$(1,169,725)	(1,726,987)	$(2,461,717)	(5,593,877)
Other expenses, net	$(413,544)	(413,621)	$(822,398)	(822,749)
Net income (loss)	$274,227	$(382,541)	$329,881	$(2,845,652)
Net income (loss) attributable to the Company(1)	$41,134	$(57,381)	$49,482	$(522,661)

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

On July 7, 2021, in connection with the purchase of the Valencia Property, the Valencia DST entered into a loan agreement (the “Valencia Loan”) with The Northern Trust Company (the “Valencia Lender”) for an outstanding amount of $55,200,000. The Valencia Loan provides for monthly interest payments and bears interest on (i) one hundred ninety-five basis points (1.95%) or (ii) the sum of Auto LIBOR plus the Rate Margin of (1.95%), through the maturity date of July 8, 2031. Prior to the funding of the Valencia Loan, the Company entered into an interest rate swap agreement with The Northern Trust Company (the “Valencia Swap Counterparty”) which calls for the Company to pay a fixed rate of 3.39% per annum on the swap (the “Valencia Swap”) with a notional of $55,200,000 in exchange for a variable rate of LIBOR plus 195 basis points to be paid by the Valencia Swap Counterparty. On April 27, 2023, the Valencia DST amended its agreements for the Valencia Loan and the Valencia Swap to convert the interest rate to SOFR in accordance with ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848. Under the terms of the amended agreement, the Valencia Loan bears an annual interest rate of the greater of (i) one hundred ninety-five basis points (1.95%) or (ii) SOFR plus two and three hundredths of one percent (2.03%), through the maturity date of July 8, 2031. The Valencia Swap with maintain the same fixed rate of 3.39% per anum in exchange for a variable rate of SOFR plus 2.03% to be paid by the Valencia Swap Counterparty.

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

On June 30, 2023, in connection with the purchase of the Pearland Property, the Pearland DST entered into a loan agreement (the "Pearland Loan") with Insurance Strategy Funding Corp, LLC (the "Pearland Lender") for an outstanding principal amount of $22,500,000. The Pearland Loan provides for monthly interest payments and bears a fixed interest rate of 5.82% per annum, through the maturity date of July 1, 2033.

Credit Facility – Citizens Bank

On July 23, 2021, the Company, the Operating Partnership (the “Credit Facility Borrower”), the Lewisville Property SPE, the Madison Ave Property SPE, and the De Anza Property SPE, pursuant to a credit facility agreement (as amended the “Credit Facility Agreement”) with Citizens Bank, N.A., (the, “Facility Lender”) and the other lenders from time to time a party to the Credit Facility Agreement, entered into a senior secured revolving credit facility (the “Citizens Facility”) for an aggregate principal amount of $100 million. The Credit Facility Agreement provides the Credit Facility Borrower with the ability from time to time to increase the size of the aggregate commitment made under the agreement by an additional $100 million up to a total of $200 million, subject to receipt of lender commitments and other conditions. The Citizens Facility matures on July 23, 2024 and may be extended pursuant to two one-year extension options, subject to continuing compliance with the financial covenants and other customary conditions and the payment of an extension fee. On January 26, 2023, the Credit Facility Agreement was amended to reflect the transition of the interest rate from LIBOR benchmark to SOFR benchmark. At the Credit Facility Borrower’s election, borrowings under the Credit Facility Agreement will be charged interest based on (i) a term SOFR rate plus a margin ranging from 1.75% to 2.25%, or (ii) an alternative base rate plus a margin ranging from 0.75% to 1.25%, depending on the Company’s loan to value ratio.

Borrowings under the Credit Facility Agreement are available for general corporate purposes, including but not limited to the acquisition and operation of permitted investments. As of June 30, 2023, the Lewisville Property, the Madison Ave Property, the De Anza Property, the Longmire Property, and the Fisher Road Property were pledged as collateral properties under the Citizens Facility.

As of June 30, 2023, the amounts outstanding under the Citizens Facility were approximately $34 million.

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

As of June 30, 2023 and December 31, 2022, the Company’s Loans payable balance was $498,348,653 and $461,841,386, net of deferred financing costs, respectively. As of June 30, 2023 and December 31, 2022, deferred financing costs were $4,919,781 and $4,927,048, net of accumulated amortization of $1,744,587 and $1,294,530, respectively, which has been accounted for within Interest expense on the consolidated statements of operations.

Information on the Company’s Loans payable as of June 30, 2023 and December 31, 2022 is as follows:

Description	June 30, 2023
	GR Property	FM Property	CO Property	DST Properties	Buchanan Property	Keller Springs Property	Summerfield Property	Valencia Property	Credit Facility	Kacey Property	Industry Property	ON3 Property	West End Property	Palms Property	Pearland Property	Total
Principal amount of loans	$4,500,000	$21,000,000	$26,550,000	$22,495,184	$9,600,000	$31,277,000	$76,575,000	$55,200,000	$34,000,000	$40,640,000	$43,200,000	$66,731,250	$29,000,000	$20,000,000	$22,500,000	$503,268,434
Less: Deferred financing costs, net of accumulated amortization of $1,744,587	(32,996)	(102,063)	(160,302)	(213,798)	(63,914)	(255,857)	(170,256)	(716,240)	(454,027)	(318,165)	(382,805)	(849,903)	(407,983)	(357,501)	(433,971)	(4,919,781)
Loans payable, net of deferred financing costs and amortization	$4,467,004	$20,897,937	$26,389,698	$22,281,386	$9,536,086	$31,021,143	$76,404,744	$54,483,760	$33,545,973	$40,321,835	$42,817,195	$65,881,347	$28,592,017	$19,642,499	$22,066,029	$498,348,653

Description	December 31, 2022
	GR Property	FM Property	CO Property	DST Property	Buchanan Property	Keller Springs Property	Summerfield Property	Valencia Property	Credit Facility	Kacey Property	Industry Property	ON3 Property	West End Property	Palms Property	Total
Principal amount of loans	$4,500,000	$21,000,000	$26,550,000	$22,495,184	$9,600,000	$31,277,000	$76,575,000	$55,200,000	$20,000,000	$40,640,000	$43,200,000	$66,731,250	$29,000,000	$20,000,000	$466,768,434
Less: Deferred financing costs, net of accumulated amortization of $1,294,530	(37,094)	(111,249)	(168,933)	(226,562)	(67,430)	(272,397)	(181,140)	(760,499)	(655,325)	(336,894)	(405,113)	(897,571)	(430,026)	(376,815)	(4,927,048)
Loans payable, net of deferred financing costs and amortization	$4,462,906	$20,888,751	$26,381,067	$22,268,622	$9,532,570	$31,004,603	$76,393,860	$54,439,501	$19,344,675	$40,303,106	$42,794,887	$65,833,679	$28,569,974	$19,623,185	$461,841,386

For the six months ended June 30, 2023 and June 30, 2022, the Company incurred $10,895,072 and $7,460,819, respectively, of interest expense, and for the three months ended June 30, 2023 and June 30, 2022 the Company incurred $5,565,825 and $4,286,086, respectively, of interest expense, which is included within Interest expense on the consolidated statements of operations. As of June 30, 2023 and December 31, 2022, $1,751,653 and $1,649,465 respectively, was unpaid and is recorded as accrued interest payable on the Company’s consolidated balance sheets. All of the unpaid interest expense accrued as of June 30, 2023 and December 31, 2022 was paid during July 2023 and January 2023, respectively.

Also included within Interest expense on the consolidated statements of operations is amortization of deferred financing costs, which, for the six months ended June 30, 2023 and June 30, 2022, was $450,057 and $362,545, respectively. For the three months ended June 30, 2023 and June 30, 2022, was $226,286 and $197,208, respectively.

The following table presents the future principal payments due under the Company’s loan agreements as of June 30, 2023:

Year	Amount
2023 (remaining)	—
2024	34,000,000
2025	—
2026	22,495,184
2027	4,500,000
Thereafter	442,273,250
Total	$503,268,434

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

As of June 30, 2023, the Company’s total number of authorized shares was 400,000,000, consisting of 10,000,000 of Class AX authorized common shares, 5,000,000 of Class TX authorized common shares, 5,000,000 of Class IX authorized common shares, 100,000,000 of Class T authorized common shares, 20,000,000 of Class S authorized common shares, 60,000,000 of Class D authorized common shares, and 200,000,000 of Class I authorized common shares. The Class AX Shares, Class D Shares, Class I Shares, Class IX Shares, Class S Shares, Class T Shares and Class TX Shares have the same voting rights and rights upon liquidation, although distributions are expected to differ due to the distribution fees payable with respect to Class D Shares, Class S Shares, Class T Shares and Class TX Shares, which will reduce distributions to the holders of such classes of shares.

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

As of June 30, 2023, the Company had sold 15,499,495 shares of its common stock (consisting of 3,840,608 Class AX Shares, 472,743 Class TX Shares, 1,217,269 Class IX Shares, 7,840,877 Class I Shares, 1,448,824 Class T Shares, 672,160 Class D shares, and 7,014 Class S shares) in the Offerings for aggregate net proceeds of $387,203,768. As of December 31, 2022, the Company had sold 15,200,186 shares of its common stock (consisting of 3,856,140 Class AX Shares, 719,803 Class TX Shares, 1,222,180 Class IX Shares, 7,582,500 Class I Shares, 1,280,789 Class T Shares, 531,864 Class D Shares and 6,910 Class S Shares) in the Offerings for aggregate net proceeds of $379,069,729.

Distributions

The Company’s board of directors has authorized, and the Company has declared, distributions for the period September 1, 2020 through August 1, 2023 in an amount equal to $0.004234973 per day (or approximately $1.55 on an annual basis) per each share of common stock, less, for holders of certain classes of shares, the distribution fees that are payable with respect to such classes of shares as further described in the applicable prospectus. The distributions are payable by the 5th business day following each month end to stockholders of record at the close of business each day during the prior month.

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

As of June 30, 2023 and December 31, 2022, the Company has declared distributions of $62,500,824 and $50,800,798, respectively, of which $1,972,066 and $1,965,999, respectively, was unpaid as of the respective reporting dates and has been recorded as distributions payable on the accompanying consolidated balance sheets. All of the unpaid distributions as of June 30, 2023 and December 31, 2022 were paid during July 2023 and January 2023, respectively. As of June 30, 2023 and December 31, 2022, distributions reinvested pursuant to the Company’s DRP were $19,430,074 and $16,036,600, respectively.

Redemptions

Stockholders are eligible to have their shares repurchased by the Company pursuant to the Amended SRP (as defined below).

In connection with the Follow-On Offering, the Company’s board of directors approved the second amendment and restatement of the Company’s share repurchase program (the “Amended SRP”) on July 27, 2020 and effective August 31, 2020. Repurchases of shares under the Amended SRP are made on a monthly basis. Subject to the limitations of and restrictions provided for in the Amended SRP, and subject to funds being available, shares repurchased under the Amended SRP are repurchased at the transaction price in effect on the date of repurchase, which, generally will be a price equal to the NAV per share applicable to the class of shares being repurchased and most recently disclosed by the Company in a public filing with the SEC. Under the Amended SRP, the Company may repurchase during any calendar month shares of its common stock whose aggregate value (based on the repurchase price per share in effect when the repurchase is effected) is 2% of the aggregate NAV as of the last calendar day of the previous month and during any calendar quarter whose aggregate value (based on the repurchase price per share in effect when the repurchase is effected) is up to 5% of the Company’s aggregate NAV as of the last calendar day of the prior calendar quarter. As of June 30, 2023 and June 30, 2022, the Company's repurchases have not exceeded 2% of the previous month's aggregate NAV nor 5% of the quarterly aggregate NAV.

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

During the three and six months ended June 30, 2023, the Company repurchased 678,605 and 1,101,813 shares, in the amount of $17,314,162 and $28,529,560, respectively, $5,125,155 of which were outstanding at June 30, 2023. The amount outstanding at June 30, 2023 were paid during July 2023.

During the three and six months ended June 30, 2022, the Company repurchased 49,384 and 118,541 shares, in the amount of $1,299,486 and $3,083,912, respectively, $420,091 of which were outstanding at June 30, 2022. The amount outstanding at June 30, 2022 were paid during July 2022.

Non-controlling Interest

Special Unit Holder

The Special Unit Holder has invested $1,000 in the Operating Partnership and has been issued a special class of limited partnership units as part of the overall consideration for the services to be provided by the Advisor. In addition, the Special Unit Holder is entitled to receive a performance participation distribution from the Operating Partnership, subject to certain terms and calculations as defined within the amended Operating Partnership agreement. Such allocation (the “Performance Participation Allocation”) is paid in cash annually and accrued monthly. As of June 30, 2023, the Special Unit Holder is entitled to $9,553,541, pursuant to the Performance Participation Allocation, which has been paid in full by the Company as of the first quarter of 2023. The Special Unit Holder investment in the Operating Partnership, including the Performance Participation Allocation, have been recorded as components of Non-controlling interests in subsidiaries on the consolidated balance sheets as of June 30, 2023 and December 31, 2022, respectively.

Non-controlling interest in the SF Property SPE

Based on the Company’s consolidation analysis, which was performed in accordance with ASC 810 as described in the “Variable Interest Entities” section of Note 2 — Summary of Significant Accounting Policies, management has determined that the Company is the primary beneficiary of the SF Property SPE. Accordingly, the Company has consolidated the SF Property SPE. As of June 30, 2023, the Company’s ownership interest in the SF Property SPE was 75%, and Graham Street Realty ("GSR") interest was 25%. GSR’s total ownership interest of $2,769,298 has been recorded as a component of Non-controlling interests in subsidiaries on the Company’s unaudited consolidated balance sheet as of June 30, 2023.

Non-controlling interest in the Keller Property SPE

Based on the Company’s consolidation analysis, which was performed in accordance with ASC 810 as described in the “Variable Interest Entities” section of Note 2 — Summary of Significant Accounting Policies, management has determined that the Company is the primary beneficiary of the Keller Property SPE. Accordingly, the Company has consolidated the Keller Property SPE. As of June 30, 2023, the Company’s ownership interest in the Keller Property SPE was 97%, and other parties’ interest was 3%. The other parties’ total ownership interest of $452,502 has been recorded as a component of Non-controlling interests in subsidiaries on the Company’s unaudited consolidated balance sheet as of June 30, 2023.

Non-controlling interest in Summerfield DST

Based on the Company’s consolidation analysis, which was performed in accordance with ASC 810 as described in the “Variable Interest Entities” section of Note 2 — Summary of Significant Accounting Policies, management has determined that the Company is the primary beneficiary of the Summerfield DST. Accordingly, the Company has consolidated the Summerfield DST. As of June 30, 2023, the Company’s ownership interest in the Summerfield DST was 25%, and other parties’ interest was 75%. The other parties’ total ownership interest of $27,204,512 has been recorded as a component of Non-controlling interests in subsidiaries on the Company’s unaudited consolidated balance sheet as of June 30, 2023.

In connection with the acquisition of the Summerfield Property, a wholly owned subsidiary of the Operating Partnership entered a joint venture (the “Summerfield MT JV”) between the wholly owned subsidiary of the Operating Partnership and affiliates of Hamilton Zanze (“HZ”). As of June 30, 2023, the Company’s ownership interest in the Summerfield MT JV was 90%, and HZ’s interest was 10%. HZ’s total ownership interest of $84,221 has been recorded as a component of Non-controlling interests in subsidiaries on the Company’s unaudited consolidated balance sheet as of June 30, 2023.

Non-controlling interest in Valencia DST

Based on the Company’s consolidation analysis, which was performed in accordance with ASC 810 as described in the “Variable Interest Entities” section of Note 2 — Summary of Significant Accounting Policies, management has determined that the Company is the primary beneficiary of the Valencia DST. Accordingly, the Company has consolidated the Valencia DST. As of June 30, 2023, the Company’s ownership interest in the Valencia DST was 10% and other parties’ interest was 90%. The other parties’ total ownership interest of $40,328,327 has been recorded as a component of Non-controlling interests in subsidiaries on the Company’s unaudited consolidated balance sheet as of June 30, 2023.

Non-controlling interest in Kacey DST

Based on the Company’s consolidation analysis, which was performed in accordance with ASC 810 as described in the “Variable Interest Entities” section of Note 2 – Summary of Significant Accounting Policies, management has determined that the Company is the primary beneficiary of the Kacey DST. Accordingly, the Company has consolidated the Kacey DST. As of June 30, 2023, the Company’s ownership interest in the Kacey DST was 10% and other parties’ interest was 90%. The other parties’ total ownership interest of $21,076,136 has been recorded as a component of Non-controlling interests in subsidiaries on the Company’s consolidated balance sheet as of June 30, 2023.

In connection with the acquisition of the Kacey Property, a wholly owned subsidiary of the Operating Partnership entered a joint venture (the “Kacey MT JV”) between the wholly owned subsidiary of the Operating Partnership and affiliates of CAF Capital Partners (“CAF”), an unrelated third party. As of June 30, 2023, the Company’s ownership interest in the Kacey MT JV was 92.5%, and CAF’s interest was 7.5%. CAF’s total ownership interest of $77,720 has been recorded as a component of Non-controlling interests in subsidiaries on the Company’s consolidated balance sheet as of June 30, 2023.

Non-controlling interest in Industry DST

Based on the Company’s consolidation analysis, which was performed in accordance with ASC 810 as described in the “Variable Interest Entities” section of Note 2 – Summary of Significant Accounting Policies, management has determined that the Company is the primary beneficiary of the Industry DST. Accordingly, the Company has consolidated the Industry DST. As of June 30, 2023, the Company’s ownership interest in the Industry DST was 10% and other parties’ interest was 90%. The other parties’ total ownership interest of $30,365,741 has been recorded as a component of non-controlling interests in subsidiaries on the Company’s consolidated balance sheet as of June 30, 2023.

In connection with the acquisition of the Industry Property, a wholly owned subsidiary of the Operating Partnership entered a joint venture (the “Industry MT JV”) between the wholly owned subsidiary of the Operating Partnership and affiliates of BH Equities, LLC (“BH”). As of June 30, 2023, the Company’s ownership interest in the Industry MT JV was 90% and BH’s interest was 10%. BH’s total ownership interest of $1,827 has been recorded as a component of Non-controlling interests in subsidiaries on the Company’s consolidated balance sheet as of June 30, 2023.

Non-controlling interest in the DST

On November 23, 2021, the Company, through the Operating Partnership and the DST entered into a managing broker-dealer agreement, (the “DST Dealer Manager Agreement”), with the Dealer Manager, pursuant to which the Dealer Manager agreed to conduct a private placement offering, (the “DST Offering”), of up to $21,620,000 of the DST’s beneficial interest representing 100% of the interests to third party investors on a “best efforts” basis. As of June 30, 2023, the DST has received gross proceeds of $21,620,000 from the DST Offering.

Based on the Company’s consolidation analysis, which was performed in accordance with ASC 810 as described in the “Variable Interest Entities” section of Note 2 – Summary of Significant Accounting Policies, management has determined that the Company is the primary beneficiary of the DST. Accordingly, the Company has consolidated the DST. As of June 30, 2023, the other parties’ interest was 100%. The other parties’ total ownership interest of $12,560,526 has been recorded as a component of Non-controlling interests in subsidiaries on the Company’s consolidated balance sheet as of June 30, 2023.

Non-Controlling interest in Longmire Property SPE

Based on the Company’s consolidation analysis, which was performed in accordance with ASC 810 as described in the “Variable Interest Entities” section of Note 2 – Summary of Significant Accounting Policies, management has determined that the Company is the primary beneficiary of the Longmire Property SPE. Accordingly, the Company has consolidated the Longmire Property SPE. As of June 30, 2023, the Company’s ownership interest in the Longmire Property SPE was 96.46% and CAF’s interest was 3.54%. CAF’s total ownership interest of $828,858 has been recorded as a component of Non-controlling interests in subsidiaries on the Company’s consolidated balance sheet as of June 30, 2023.

Non-controlling interest in ON3 DST

Based on the Company’s consolidation analysis, which was performed in accordance with ASC 810 as described in the “Variable Interest Entities” section of Note 2 – Summary of Significant Accounting Policies, management has determined that the Company is the primary beneficiary of the ON3 DST. Accordingly, the Company has consolidated the ON3 DST. As of June 30, 2023, the Company’s ownership interest in the ON3 DST was 10% and other parties’ interest was 90%. The other parties’ total ownership interest of $58,591,454 has been recorded as a component of Non-controlling interests in subsidiaries on the Company’s consolidated balance sheet as of June 30, 2023.

Non-controlling interest in West End DST

Based on the Company’s consolidation analysis, which was performed in accordance with ASC 810 as described in the “Variable Interest Entities” section of Note 2 – Summary of Significant Accounting Policies, management has determined that the Company is the primary beneficiary of the West End DST. Accordingly, the Company has consolidated the West End DST. As of June 30, 2023, the Company's ownership interest in the West End DST was 10% and other parties' interest was 90%. The other parties' total ownership interest of $38,733,817 has been recorded as a component of Non-controlling interests in subsidiaries on the Company's consolidated balance sheet as of June 30, 2023.

In connection with the acquisition of the West End Property, a wholly owned subsidiary of the Operating Partnership entered a joint venture (the “West End MT JV”) between the wholly owned subsidiary of the Operating Partnership and affiliates of BH. As of June 30, 2023, the Company’s ownership interest in the West End MT JV was 90% and BH’s interest was 10%. BH’s total ownership interest of $44,047 has been recorded as a component of Non-controlling interests in subsidiaries on the Company’s consolidated balance sheet as of June 30, 2023.

Non-controlling interest in Palms DST

Based on the Company’s consolidation analysis, which was performed in accordance with ASC 810 as described in the “Variable Interest Entities” section of Note 2 – Summary of Significant Accounting Policies, management has determined that the Company is the primary beneficiary of the Palms DST. Accordingly, the Company has consolidated the Palms DST. As of June 30, 2023, the Company's ownership interest in the Palms DST was 10% and other parties' interest was 90%. The other parties' total ownership interest of $27,012,857 has been recorded as a component of Non-controlling interests in subsidiaries on the Company's consolidated balance sheet as of June 30, 2023.

In connection with the acquisition of the Palms Property, a wholly owned subsidiary of the Operating Partnership entered a joint venture (the “Palms MT JV”) between the wholly owned subsidiary of the Operating Partnership and affiliates of CAF. As of June 30, 2023, the Company's ownership interest in the Palms MT JV was 90% and CAF's interest was 10%. CAF's total ownership interest of $14,590 has been recorded as a component of Non-controlling interests in subsidiaries on the Company's consolidated balance sheet as of June 30, 2023.

Non-controlling interest in Pearland DST

Based on the Company's consolidation analysis, which was performed in accordance with ASC 810 as described in the "Variable Interest Entities" section of Note 2 – Summary of Significant Accounting Policies, management has determined that the Company is the primary beneficiary of the Pearland DST. Accordingly, the Company has consolidated the Pearland DST. As of June 30, 2023, the Company's ownership interest in the Pearland DST was 5% and other parties' interest was 95%. The other parties' total ownership interest of $18,958,095 has been recorded as a component of Non-controlling interests in subsidiaries on the Company's consolidated balance sheet as of June 30, 2023.

In connection with the acquisition of the Pearland Property, a wholly owned subsidiary of the Operating Partnership entered a joint venture (the "Pearland MT JV") between the wholly owned subsidiary of the Operating Partnership and affiliates of CAF. As of June 30, 2023, the Company's ownership interest in the Pearland MT JV was 90% and CAF's interest was 10%. CAF's total ownership interest of $23,613 has been recorded as a component of Non-controlling interests in subsidiaries on the Company's consolidated balance sheet as of June 30, 2023.

Note 9 – Related Party Transactions

Jointly Owned Investments

As of June 30, 2023, the Company owned interests in ten jointly owned investments with some or all of the remaining interest held by affiliates of the Advisor. Subsequently after each acquisition, the interests held by the affiliates of the Advisor have been sold back to the Company or/and syndicated to third party investors through a private placement offering, The Company consolidates nine of these joint ventures as the primary beneficiary and accounts for the one remaining investment under the equity method of accounting. Refer to the “Variable Interest Entities” section of Note 2 – Summary of Significant Accounting Policies for further information on the Company’s VIE policy.

As of December 31, 2022, the Company owned interests in nine jointly owned investments with some or all of the remaining interest held by affiliates of the Advisor. Subsequently after each acquisition, the interests held by the affiliates of the Advisor have been sold back to the Company or/and syndicated to third party investors through a private placement offering, The Company consolidates eight of these joint ventures as the primary beneficiary and accounts for the one remaining investment under the equity method of accounting. Refer to the “Variable Interest Entities” section of Note 2 – Summary of Significant Accounting Policies for further information on the Company’s VIE policy.

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

As of June 30, 2023 and December 31, 2022, the Advisor had incurred $13,093,274 and $12,613,362, respectively, of O&O Costs (other than upfront selling commissions, dealer manager fees and distribution fees) on behalf of the Company. The amount of the Company’s obligation is limited to the 1% Cap less any reimbursement payments made by the Company to the Advisor for O&O Costs incurred, which, at June 30, 2023 and December 31, 2022, is $0 and $61,210, respectively, and is included within Due to related parties in the accompanying consolidated balance sheets. As of both June 30, 2023 and December 31, 2022, organizational costs of $90,675, were expensed and offering costs of $3,978,102 and $3,811,650, respectively, were charged to stockholders’ equity. As of June 30, 2023 and December 31, 2022, the Company has made reimbursement payments of $4,068,777 and $3,841,115, respectively, to the Advisor for O&O Costs incurred. As of June 30, 2023, the Advisor has continued to pay all O&O Costs on behalf of the Company.

Asset Management Fees. Asset management fees are due to the Advisor. Asset management fees payable to the Advisor consist of monthly fees equal to one-twelfth of 1.20% of the Company’s most recently disclosed NAV.

For the six months ended June 30, 2023, and June 30, 2022, the Company incurred asset management fees of $2,429,907 and $1,678,750, respectively, and for the three months ended June 30, 2023 and June 30, 2022, the Company incurred asset management fees of $1,210,575 and $922,809, respectively. The asset management fee related to the month of June 2023 of $398,053 was unpaid as of June 30, 2023 and has been included within Due to related parties on the consolidated balance sheet. The amount of asset management fees incurred by the Company during the applicable period is included in the calculation of the limitation of operating expenses pursuant to the 2%/25% Guidelines (as defined and described below).

Other Operating Expenses. Effective April 1, 2018, the Advisory Agreement (i) includes limitations with regards to the incurrence of and additional limitations on reimbursements of operating expenses and (ii) clarifies the reimbursement and expense timing and procedures, including potential reimbursement of unreimbursed operating expenses.

Pursuant to the terms of the Advisory Agreement (which subsequently were incorporated into the Amended Advisory Agreement as defined above), the Company is obligated to reimburse the Advisor for certain operating expenses. Beginning October 1, 2018, the Company was subject to the limitation that it generally may not reimburse the Advisor for any amounts by which the total operating expenses at the end of the four preceding fiscal quarters exceeds the greater of (i) 2% of average invested assets (as defined in the Advisory Agreement) and (ii) 25% of net income other than any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of investments for that period (the “2%/25% Guidelines”). If the Company’s independent directors determine that all or a portion of such amounts in excess of the limitation are justified based on certain factors, the Company may reimburse amounts in excess of the limitation to the Advisor. In addition, beginning on October 1, 2018, the Company may request any operating expenses that were previously reimbursed to the Advisor in prior or future periods in excess of the limitation to be remitted back to the Company. As for June 30, 2023, the Company has reimbursed $6,305,141 of the operating expense reimbursement obligation to the Advisor and has accrued but not reimbursed $5,033,894 in operating expenses pursuant to the Advisory Agreement, which represents the current operating expense reimbursement obligation to the Advisor.

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

As of June 30, 2023, the total amount of unreimbursed operating expenses was $12,622,901. This includes operating expenses incurred by the Advisor on the Company’s behalf which have not been invoiced to the Company and also amounts invoiced to the Company by the Advisor but not yet reimbursed (“Unreimbursed Operating Expenses”). The amount of operating expenses incurred by the Advisor during the six months ended June 30, 2023 and June 30, 2022 which were not invoiced to the Company amounted to $1,984,445 and $1,214,812, respectively.

Property Management Fees. The Company may engage the Advisor or an affiliate to serve as a property manager with respect to a particular property. The Company will pay the Advisor property managment fees for such services. For the six months ended June 30, 2023 and June 30, 2022, the Company incurred property management fees of $1,100,423 and $776,193, respectively, and for the three months ended June 30, 2023 and June 30, 2022, the Company incurred property management fees of $555,291 and $402,920, respectively. The property management fees incurred during the month of June 30, 2023 of $89,137 was unpaid as of June 30, 2023 and have been included within Due to related parties on the consolidated balance sheet.

Leasing Commissions. If the Advisor or an affiliate is the Company’s primary leasing agent, then the Company will pay customary leasing fees in amount that is usual and customary in that geographic area for that type of property. As of June 30, 2023 and December 31, 2022, no such amounts have been incurred by the Company.

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

As of June 30, 2023, the likelihood, probability and timing of each of the possible occurrences or events listed in the preceding sentences (i) and (ii) in the above paragraph are individually and collectively uncertain. Additionally, whether or not the Company will have fully invested the proceeds from Initial Offering and also whether the Company’s stockholders will have received, or are deemed to have received, in the aggregate, cumulative distributions equal to their invested capital plus a 6% cumulative, non-compound annual pre-tax return on such invested capital at the time of any such occurrence or event is also uncertain. As of both June 30, 2023 and December 31, 2022, CFI has paid Sponsor Support totaling $5,374,526 which will be subject to reimbursement by the Company to CFI in the event of these highly conditional circumstances.

The following summarizes the fees payable to the Dealer Manager:

Distribution Fees. Under the Dealer Manager Agreements, distribution fees are payable to the Dealer Manager with respect to the Company’s Class TX Shares, Class T Shares, Class S Shares and Class D Shares, all or a portion of which may be re-allowed by the Dealer Manager to participating broker-dealers. Under the IPO Dealer Manager Agreement, the distribution fees for Class TX Shares accrue daily and are calculated on outstanding Class TX Shares issued in the Primary Offering in an amount equal to 1.0% per annum of (i) the gross offering price per Class TX Share in the Primary Offering, or (ii) if the Company is no longer offering Class TX Shares in a public offering, the most recently published per share NAV of Class TX Shares. Under the Follow-On Dealer Manager Agreement, the Company has agreed to pay the Dealer Manager (a) with respect to the Class T Shares and Class S Shares, a distribution fee in an annual amount equal to 0.85% of the aggregate NAV of the outstanding Class T Shares and Class S Shares, as applicable, and (b) with respect to the Class D Shares, a distribution fee in an annual amount equal to 0.25% of the aggregate NAV of the outstanding Class D Shares. The distribution fees are payable monthly in arrears and are paid on a continuous basis from year to year. During the six months ended June 30, 2023 and June 30, 2022, the Company paid distribution fees of $235,940 and $222,013, respectively. As of June 30, 2023 and December 31, 2022, the Company has incurred a liability of $39,043 and $115,960, respectively, which is included within Due to related parties on the consolidated balance sheets, $35,001 and $26,660, respectively, of which was due as of June 30, 2023 and December 31, 2022 and paid during July 2023 and January 2023, respectively.

Selling Commissions. Selling commissions payable to the Dealer Manager in the Initial Offering consisted of (i) up to 1% of gross offering proceeds paid by CFI for Class AX Shares and Class TX Shares and, (ii) up to 5% and 2% of gross offering proceeds from the sale of Class AX Shares and Class TX Shares, respectively. No selling commissions were payable with respect to Class IX Shares. Selling commissions in the Follow-On Offering consist of 3% and 3.5% of gross offering proceeds from the sale of Class T Shares and Class S Shares, respectively. All or a portion of such selling commissions may be re-allowed to participating broker-dealers. No selling commissions will be payable with respect to Class D and Class I shares. For the six months ended June 30, 2023 and the year ended December 31, 2022, the Company incurred $187,518 and $533,826 of selling commissions, respectively, which is included within Additional paid-in capital on the consolidated balance sheets. At both June 30, 2023 and December 31, 2022, $1,182,925 of Sponsor Support, has been recorded and has been reimbursed by CFI. No Sponsor Support payment was due at June 30, 2023, as Sponsor Support ended with the termination of the Primary Offering.

Dealer Manager Fees. Dealer manager fees payable to the Dealer Manager in the Initial Offering consisted of up to 3.0% of gross offering proceeds from the sale of Class AX Shares and Class TX Shares sold in the Primary Offering and up to 1.5% of gross offering proceeds from the sale of Class IX Shares sold in the Primary Offering, all of which were paid by CFI. A portion of such dealer manager fees may be re-allowed to participating broker-dealers as a marketing fee. Dealer Manager fees payable to the Dealer Manager in the Follow-On Offering consist of up to 0.5% of gross offering proceeds from the sale of Class T Shares sold in the primary portion of the Follow-On Offering. No dealer manager fees will be payable with respect to Class S Shares, Class D Shares and Class I Shares. For the six months ended June 30, 2023 and the year ended December 31, 2022, the Company recorded $32,387 and $95,970 of dealer manager fees, respectively, which is included within Additional paid-in capital on the consolidated balance sheets. As of both June 30, 2023 and December 31, 2022, all of the Sponsor Support related to dealer manager fees has been recorded and $4,191,601, has been reimbursed by CFI. No Sponsor Support payment was due at June 30, 2023, as Sponsor Support ended with the termination of the Primary Offering.

The following table summarizes the above mentioned fees and expenses incurred by the Company and amounts of investment funding due by the Company for the six months ended June 30, 2023:

		Due to related parties as of	Six months ended June 30, 2023		Due to related parties as of
Type of Fee or Reimbursement	Financial Statement Location	December 31, 2022	Incurred	Paid	June 30, 2023
Management Fees
Asset management fees	Management fees	$399,962	$2,429,907	$2,431,816	$398,053
Property management and oversight fees	Management fees	78,981	1,100,423	1,090,267	89,137
Organization, Offering and Operating Expense Reimbursements
Operating expenses(1)	General and administrative expenses	5,504,855	4,253,383	5,300,602	4,457,636
Expense reimbursement(2)	Cash and Cash Equivalents	33,000	—	—	33,000
Offering costs(3)	Additional paid-in capital	61,210	166,453	227,663	—
Commissions and Fees
Selling commissions and dealer manager fees, net	Additional paid-in capital	—	219,905	219,905	—
Distribution fees(4)	Additional paid-in capital	115,960	159,023	235,940	39,043
Investment Funding
Distribution due(5)	Additional paid-in capital	202,430	—	—	202,430
Application fee reimbursement(6)	Investment in real estate, net	100,000	—	—	100,000
Total		$6,496,398	$8,329,094	$9,506,193	$5,319,299

Note: (1) As of June 30, 2023, the Advisor has incurred, on behalf of the Company, a total of $12,622,901 in Unreimbursed Operating Expenses, including a total of $1,984,445 for the six months ended June 30, 2023 for which the Advisor has not invoiced the Company for reimbursement. The total amount of Unreimbursed Operating Expenses may, in future periods, be subject to reimbursement by the Company pursuant to the terms of the Advisory Agreement. The amount incurred includes certain federal and blue sky registration fees due from the advisor.

(2) Reflects funding from CFI and affiliates of CFI to cover overdraft fees in connection with the Summerfield Property and the Fisher Road Property.

(3) As of June 30, 2023, the Advisor has incurred, on behalf of the Company, a total of $13,093,274 of O&O Costs, of which the Company’s obligation is limited to $0, pursuant to the 1% Cap.

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

As of June 30, 2023, CFI has invested $6,650,001 in the Company through the purchase of 262,262 shares (8,180 Class AX Shares for an aggregate purchase price of $200,001, 183,157 Class IX Shares for an aggregate purchase price of $4,582,280, and 70,925 Class I Shares for an aggregate purchase price of $1,867,720). CFI purchased 125,157 of the Class IX Shares in the amount of $3,132,280 pursuant to the Distribution Support Agreement, which provides that in certain circumstances where the Company’s cash distributions exceed the Company’s modified funds from operations, CFI will purchase up to $5.0 million of Class IX Shares (including the $2.0 million of shares purchased in order to satisfy the Minimum Offering Requirement) at the then current offering price per Class IX Share net of dealer manager fees to provide additional cash to support distributions to the Company’s stockholders. On August 10, 2020, the Company and CFI entered into the Amended Distribution Support Agreement to ensure that the Company has a sufficient amount of funds to pay cash distributions to stockholders during the Follow-On Offering. CFI purchased 70,925 of the Class I Shares in the amount of $1,867,720 pursuant to the Amended Distribution Support Agreement, which provides that in the event that cash distributions exceed MFFO, CFI will purchase Class I Shares from the Company in the Follow-On Offering in an amount equal to the distribution shortfall, up to $5 million (less the $2.0 million of shares purchased by CFI in order to satisfy the Minimum Offering Requirement and any shares purchased by CFI pursuant to the Distribution Support Agreement in the Initial Offering). As of June 30, 2023, CFI has fulfilled its obligation under the Distribution Support Agreement.

Sponsor Support

The Company’s sponsor, CFI, is a Delaware limited liability company and an affiliate of CFLP. CFI has paid a portion of selling commissions and all of the dealer manager fees, up to a total of 4% of gross offering proceeds from the sale of Class AX Shares and Class TX Shares, as well as 1.5% of gross offering proceeds from the sale of Class IX Shares, incurred in connection with the Initial Offering. The Company will reimburse such expenses (i) immediately prior to or upon the occurrence of a liquidity event, including (A) the listing of the Company’s common stock on a national securities exchange or (B) a merger, consolidation or a sale of substantially all of the Company’s assets or any similar transaction or any transaction pursuant to which a majority of the Company’s board of directors then in office are replaced or removed, or (ii) upon the termination of the Amended Advisory Agreement by the Company or by the Advisor. In each such case, the Company only will reimburse CFI after the Company has fully invested the proceeds from the Initial Offering and the Company’s stockholders have received, or are deemed to have received, in the aggregate, cumulative distributions equal to their invested capital plus a 6% cumulative, non-compounded annual pre-tax return on such invested capital. As of June 30, 2023, CFI has paid Sponsor Support totaling $5,374,526.

Note 10 - Variable Interest Entities

As of June 30, 2023 and December 31, 2022, certain VIEs have been identified. In regard to the Company’s investment in the SF Property, the Keller Property, the Summerfield Property, the Valencia Property, the Kacey Property, the DST, the Industry Property, the Longmire Property, the ON3 Property, the West End Property, the Palms Property, and the Pearland Property, the Company has determined itself to be the primary beneficiary because the Company has a significant variable interest in and control over the SF Property, Keller Property, and a controlling interest in the Summerfield Property, the Valencia Property, the Kacey Property, the DST, the Industry Property, the Longmire Property, the ON3 Property, the West End Property, the Palms Property, and the Pearland Property. Therefore, the Company has consolidated the SF Property, the Keller Property, the Summerfield Property, the Valencia Property, the Kacey Property, the DST, the Industry Property, the Longmire Property, the ON3 Property, the West End Property, the Palms Property, and the Pearland Property. In regard to the Company’s investment in the Station DST, the Company has determined itself not to be the primary beneficiary, because the Company does not have a significant variable interest in and control over the Station DST. Therefore, the Company has not consolidated the Station DST. The Company’s maximum exposure to loss from its interest in an unconsolidated VIE as of June 30, 2023 is $5,996,654 related to its investment in a real estate-related asset, the Station DST. Refer to Note 6 - Investments in Real Estate-Related Assets for additional information.

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

For lessees, the lease accounting standard ASC 842, Leases requires the lessee to recognize the assets and liabilities that arise from the leases. A lessee can classify a lease as either a finance lease or operating lease based on meeting certain criteria under ASC 842. In connection with the accounting standard, the Company is required to determine the incremental borrowing rate that is used as the discount rate in calculating the present value of lease payments for the duration of the lease term to measure the lease asset, Right-of-Use Asset (“ROU”) and lease liability. Given the extended lease term, estimating the incremental borrowing rate requires significant judgment from the Company. The Company has determined that the two ground leases qualify as operating leases. As of June 30, 2023 and December 31, 2022, the Company has $16,340,479 and $16,383,138 of ROU, respectively, and $16,340,479 and $16,383,138 lease liability, respectively. Under the new guidance, for the six months ended June 30, 2023 and June 30, 2022, the Company has recognized lease expense of $354,523 and $338,065, respectively, and is included within the accompanying consolidated statements of operations. For the three months ended June 30, 2023 and June 30, 2022, the Company has recognized lease expense of $177,262 and $174,765, respectively, and is included within the accompanying consolidated statements of operations.

The following table reflects the base cash rental payments due from the Company as of June 30, 2023:

Year	Future Base Rent Payments
2023 (remaining)	326,599
2024	653,198
2025	653,198
2026	653,198
2027	653,198
Thereafter	35,247,154
Total	$38,186,545

Litigation and Regulatory Matters

As of June 30, 2023 and December 31, 2022, the Company was not subject to litigation nor was the Company aware of any litigation pending against it. The Company has entered into customary guaranty agreements (the “Guaranty Agreements”) in connection with the financing of certain specific investments, including the acquisition of the GR Property, the FM Property, the Buchanan Property, the CO Property, and the Summerfield Property, as further described in Note 7 — Loans Payable. Pursuant to the Guaranty Agreements, the Company has guaranteed any losses or liabilities that the lenders may incur as a result of the occurrence of certain enumerated bad acts as defined in the Guaranty Agreements. The Company has also guaranteed the repayment of obligations and indebtedness due to the lenders upon the occurrence of certain enumerated events as defined in the Guaranty Agreements. Additionally, in regard to the GR Property, the FM Property, the Buchanan Property, the CO Property, and the Summerfield Property, the Company has also agreed to indemnify the lenders against certain environmental liabilities.

As of June 30, 2023, the Company’s liability under these arrangements is not quantifiable and the potential for the Company to be required to make payments under the Guaranty Agreements is remote. Accordingly, no contingent liability is recorded in the Company’s unaudited consolidated balance sheet for these arrangements.

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

The following describes the methods the Company uses to estimate the fair value of the Company’s financial assets and liabilities:

Investment in real estate, net — The fair value is estimated by utilizing the income approach to value, using a direct capitalization analysis and discounted cash flow analysis, as well as a sales comparison approach where deemed applicable. As of June 30, 2023 and December 31, 2022, the estimated fair value of the Company’s Investment in real estate, net was $1,070,374,000 and $1,084,925,000, respectively. The Company has not elected the fair value option to account for its Investment in real estate, net.

Investments in real estate-related assets —The fair value of the Pennsylvania SPE and the Illinois SPE is estimated by discounting the expected cash flows based on the market interest and preferred return rates for similar loans and preferred equity investments to the Company’s investments. The fair value of the Company’s interest in the Station DST was based upon the Station DST Property appraisal, the fair market value of the mortgage loan encumbering the Station DST Property as of June 30, 2023, and the other tangible assets and liabilities of the Station DST such as cash and reserves, each reflecting the Company’s ownership interest in the Station DST (15%). As of June 30, 2023 and December 31, 2022, the estimated fair value of the Company’s Investments in real estate-related assets was $35,697,578 and $35,815,027, respectively. The Company has not elected the fair value option to account for its Investments in real estate-related assets.

Loans payable —The fair value is estimated by discounting the expected cash flows based on estimated borrowing rates available to the Company as of the measurement date. The current period liabilities’ carrying and fair values exclude net deferred financing costs. These financial instruments are valued using Level 2 inputs. As of June 30, 2023 and December 31, 2022, the estimated fair value of the Company’s loans payable was $439,918,019 and $405,090,233, respectively (excluding deferred financing costs). The Company has not elected the fair value option, and as such has accounted for its debt using the amortized cost method.

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

On July 6, 2021, in connection with the Valencia Loan, the Company entered the Valencia Swap which calls for the Company to pay a fixed rate of 3.39% per annum on a notional amount of $55,200,000 in exchange for a variable rate of LIBOR plus 195 basis points to be paid by the Valencia Swap Counterparty. The variable rate was transitioned to SOFR in June 2023. The Valencia Swap became effective on July 7, 2021 and is set to expire on July 7, 2031. See Note 7 – Loans Payable for further details.

Additionally, in conjunction with the Keller Loan, the Company entered into an interest rate cap agreement for a notional amount of $31,277,000. See Note 7 – Loans Payable for further details. The fair value of this interest rate cap is $935,583 and is included with other assets on the consolidated balance sheet as of June 30, 2023.

The table below presents the fair value of the Company’s derivative financial instrument as well as its classification on the consolidated balance sheet as of June 30, 2023, and December 31, 2022:

	Balance Sheet Location	June 30, 2023	December 31, 2022
Derivatives designated as hedging instruments:
Interest rate “pay-fixed” swap	Derivative assets, at fair value	$8,513,739	$9,020,255

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

The changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive loss (“AOCI”) and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the six months ended June 30, 2023 and June 30, 2022, an amount of $895,957 and $311,387, respectively, was reclassified into earnings and has been recorded within Interest expense in the accompanying consolidated statement of operations. During the three months ended June 30, 2023 and June 30, 2022, an amount of $488,112 and $127,469, respectively, was reclassified into earnings and has been recorded within Interest expense in the accompanying consolidated statement of operations.

As of June 30, 2023 the Company had the following derivatives that were designated as cash flow hedges of interest rate risk:

	June 30, 2023
Interest Rate Derivative	Number of Instruments	Notional Amount
Interest Rate Swaps	1	55,200,000

Non-designated Hedge

These derivatives are used to manage the Company’s exposure to interest rate movements, but do not meet the strict hedge accounting requirements to be classified as hedging instruments or derivatives that the Company has not elected to treat as hedges for purposes of administrative ease. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. During the six months ended June 30, 2023 and June 30, 2022, the Company recorded gains on derivatives not designated as hedges of $373,195 and $767,343, respectively, within Interest expense in the accompanying consolidated statement of operations. During the three months ended June 30, 2023 and June 30, 2022, the Company recorded gains on derivatives not designated as hedges of $140,689 and $239,600, respectively, within Interest expense in the accompanying consolidated statement of operations.

The following table details the Company’s interest rate derivative not designated as a hedge.

	June 30, 2023
Interest Rate Derivative	Number of Instruments	Notional Amount
Interest Rate Cap	1	$31,277,000

Credit Risk-Related Contingent Features

The agreements the Company has with the Company’s derivative counterparties contain cross-default provisions that could trigger a declaration of default on the Company’s derivative obligations if the Company defaults, or is capable of being declared in default, on certain of the Company’s indebtedness. At June 30, 2023, the Company had not been declared in default on any of its derivative obligations. The estimated fair value of the Company’s derivatives in a net asset position was $9,449,322 at June 30, 2023. The estimated fair value of the Company’s derivatives in a net asset position was $10,329,033 at December 31, 2022.

Note 15 – Subsequent Events

Common Stock Repurchases

Subsequent to June 30, 2023, the Company received and completed 42 eligible repurchase requests for a total of 120,198 shares in the amount of $3,029,149.

Status of the Offerings

As of August 9, 2023, the Company had sold an aggregate of 15,688,107 shares of its common stock (consisting of 3,975,119, Class AX Shares, 300,212 Class TX Shares, 1,221,463 Class IX Shares, 1,480,821 Class T Shares, 7,037 Class S Shares, 673,825 Class D Shares, and 8,029,630 Class I Shares) in the Offerings resulting in net proceeds of $391,908,018 to the Company as payment for such shares.

On August 9, 2023, the Company filed a registration statement on Form S-11 with the SEC for a proposed third public offering (the “Third Offering”). In the Third Offering, the Company intends to offer up to $1 billion in shares of common stock in a primary offering on a best efforts basis and $250 million in shares of common stock to be issued pursued to a distribution reinvestment plan. On August 8, 2023, the Company’s board of directors extended the Follow-On Offering until the effective date of the registration statement for the Third Offering.

Distributions

As authorized by the board of directors of the Company, on July 6, 2023 the Company declared the following distributions for each class of the Company’s common stock as rounded to the nearest four decimal places ($1.55 on an annual basis):

June Gross Distribution
Class I Shares	0.1274
Class D Shares	0.1274
Class S Shares	0.1274
Class T Shares	0.1274
Class IX Shares	0.1274
Class AX Shares	0.1274
Class TX Shares	0.1274

The net distributions for each class of common stock (which represents the gross distributions described above less any distribution fee for the applicable class of common stock as described in the Company’s applicable prospectus) are payable to stockholders of record immediately prior to the close of business on June 30, 2023 and will be paid on or about July 10, 2023. These distributions will be paid in cash or reinvested in shares of the Company’s common stock for stockholders participating in the Company’s distribution reinvestment plan. Some or all of the cash distributions may be paid from sources other than cash flow from operations.

As authorized by the board of directors of the Company, on August 4, 2023 the Company declared the following distributions for each class of the Company’s common stock as rounded to the nearest four decimal places ($1.55 on an annual basis):

July Gross Distribution
Class I Shares	0.1316
Class D Shares	0.1316
Class S Shares	0.1316
Class T Shares	0.1316
Class IX Shares	0.1316
Class AX Shares	0.1316
Class TX Shares	0.1316

The net distributions for each class of common stock (which represents the gross distributions described above less any distribution fee for the applicable class of common stock as described in the Company’s applicable prospectus) are payable to stockholders of record immediately prior to the close of business on July 31, 2023 and will be paid on or about August 11, 2023. These distributions will be paid in cash or reinvested in shares of the Company’s common stock for stockholders participating in the Company’s distribution reinvestment plan. Some or all of the cash distributions may be paid from sources other than cash flow from operations.

Renewal and Extension of Amended Advisory Agreement

The Amended Advisory Agreement was renewed for an additional one-year term commencing on August 10, 2023, upon terms identical to those in effect, through August 10, 2024. Pursuant to the Amended Advisory Agreement, the Advisor will continue to manage the Company's day-to-day operations and its portfolio of income-producing commercial and multifamily real-estate and debt secured by commercial real estate, subject to the supervision of the Company's board of directors.

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

On August 9, 2023, the Company filed a registration statement on Form S-11 with the SEC for a proposed third public offering (the “Third Offering”). In the Third Offering, the Company intends to offer up to $1 billion in shares of common stock in a primary offering on a best efforts basis and $250 million in shares of common stock to be issued pursued to a distribution reinvestment plan. On August 8, 2023, the Company’s board of directors extended the Follow-On Offering until the effective date of the registration statement for the Third Offering.

As of August 9, 2023, the Company had sold 3,975,119 Class AX shares, 300,212 Class TX shares, 1,221,463 Class IX shares, 1,480,821 Class T shares, 673,825 Class D shares, 7,037 Class S shares, and 8,029,630 Class I shares of common stock in the Primary Offering and the primary portion of the Follow-on Offering, as well as 379,314 Class AX shares, 123,038 Class TX shares, 103,929 Class IX shares, 25,566 Class T shares, 16,353 Class D shares, 106 Class S shares, and 164,423 Class I shares in the DRP for aggregate net proceeds of $391,908,018 in the Initial Offering and the Follow-On Offering (collectively, the “Offerings”).

Prior to the commencement of the Follow-On Offering, the Company determined its net asset value as of the end of each quarter. Net Asset Value (“NAV”), as defined, is calculated consistent with the procedures set forth in the Company’s prospectus and excludes any organization and offering expenses paid by the Advisor on the Company’s behalf (other than selling commissions, dealer manager fees and distribution fees) (“O&O Costs”), with such costs to be reflected in the Company’s NAV to the extent the Company reimburses the Advisor for these costs. Upon commencement of the Follow-On Offering, the Company started determining its NAV on a monthly basis, beginning with the determination of NAV as of July 31, 2020. As of June 30, 2023, the Company’s NAV was $25.23 per Class AX share, Class IX share, and Class I share, $25.22 per Class D share, $25.20 per Class TX share, and $25.21 per Class T share and Class S share. For further discussion of the Company’s NAV calculation, please see “—Net Asset Value”.

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

As of June 30, 2023, the Company had made the following investments:

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
•
A controlling interest of (25%) in a Delaware Statutory Trust, CF Summerfield Multifamily DST (the “Summerfield DST”), which owns a multifamily residential property located in Landover, MD (the “Summerfield Property”).
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
•
An acre of land located in Greenfield, IN (the "Mount Comfort Land").
•
A controlling interest of (5%) in a Delaware Statutory Trust, CF Pearland Multifamily DST (the "Pearland DST"), which owns a multifamily residential property located in Pearland, Texas (the "Pearland Property").

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

Operating Highlights

Second Quarter of 2023 Activity

•
Issued approximately 361,765 shares of common stock in the Offerings for gross proceeds of approximately $9 million.
•
Acquired 5% interest in the amount of $1.2 million in the Pearland DST.

Portfolio Information

As of June 30, 2023, the Company owned interests in 19 real properties and a plot of land as described below:

Portfolio	Ownership Percentage	Location	Number of Properties	Square Feet/ Acre	Remaining Lease Term(1)	Annualized Rental Income(3)	Acquisition Date	Purchase Price(4)
Walgreens Grand Rapids ("GR Property")	100%	Grand Rapids, MI	1	14,552	14.1 years(2)	$500,000	July 2017	$7,936,508
Daimler Trucks North America Office Building ("FM Property")	100%	Fort Mill, SC	1	150,164	5.5 years	$2,670,638	February 2018	$40,000,000
Alliance Data Systems Office Building ("CO Property")	100%	Columbus, OH	1	241,493	9.2 years	$3,362,844	July 2018	$46,950,000
Hoya Optical Labs of America ("Lewisville Property")	100%	Lewisville, TX	1	89,473	5.0 years	$937,060	November 2018	$14,120,000
Williams Sonoma Office Building ("SF Property")	75%	San Francisco, CA	1	13,907	0.0 years(6)	$0	September 2019	$11,600,000
Martin Brower Industrial Buildings ("Buchanan Property")	100%	Phoenix, AZ	1	93,302	8.7 years	$1,083,444	November 2019	$17,300,000
Multifamily Residential Property ("Keller Property")	97%	Carrolton, TX	1	255,627	multiple(5)	$5,638,361	February 2021	$56,500,000
Multifamily Residential Property ("Summerfield Property")	25%	Landover, MD	1	452,876	multiple(5)	$10,595,447	March 2021	$115,500,000
Amazon Last Mile Cleveland ("Madison Ave Property")	100%	Cleveland, OH	1	168,750	7.8 years	$1,555,254	May 2021	$30,800,000
Valencia California ("Valencia Property")	10%	Santa Clarita, CA	1	180,415	12.5 years	$5,323,193	July 2021	$92,000,000
De Anza Plaza Office Buildings ("De Anza Property")	100%	Cupertino, CA	1	83,959	8.1 years	$4,206,056	July 2021	$63,750,000
Multifamily Residential Property ("Kacey Property")	10%	Kingwood, TX	1	296,991	multiple(5)	$5,341,050	November 2021	$67,000,000
Multifamily Residential Property ("Industry Property")	10%	Columbus, OH	1	187,678	multiple(5)	$4,772,799	December 2021	$81,000,000
Mars Petcare Dry/Cold Storage Facility ("Fisher Road Property")	100%	Columbus, OH	1	465,256	3.9 years	$2,984,877	March 2022	$58,000,000
Multifamily Residential Property ("Longmire Property")	96.46%	Conroe, TX	1	231,720	multiple(5)	$3,211,114	April 2022	$43,400,000
Office Tower ("ON3 Property")	10%	Nutley, NJ	1	332,818	15.5 years	$7,245,828	April 2022	$131,667,000
Multifamily Residential Property ("West End Property")	10%	Lenexa, KS	1	299,813	multiple(5)	$5,166,260	August 2022	$69,375,000
Multifamily Residential Property ("Palms Property")	10%	Houston, TX	1	222,672	multiple(5)	$4,010,775	August 2022	$48,000,000
Land ("Mount Comfort Land")	100%	Greenfield, IN	0	1 - acre	12.8 years	$53,140	October 2022	$445,000
Multifamily Residential Property ("Pearland Property")	5%	Pearland, TX	1	219,624	multiple(5)	$4,383,498	June 2023	$40,500,000
(1)
Reflects number of years remaining until the tenant’s first termination option.
(2)
On March 14, 2022 the tenant (Walgreens) of the GR Property SPE waived the lease termination option and extended the non-cancelable term of the lease by five years to July 31, 2037.
(3)
Reflects the average annualized rental income for the lease(s). Annualized rental income for the Keller Property, the Summerfield Property, the Kacey Property, the Industry Property, the Longmire Property, the West End Property, the Palms Property, and the Pearland Property is based on full occupancy.
(4)
Reflects the contract purchase price at 100% ownership as opposed to adjusted for current ownership percentage as applicable.
(5)
Indicates individual tenant leases (with 1-year average lease term) for the multifamily residential properties.
(6)
The lease with William Sonoma expired on December 31, 2021. As of June 30, 2023, the SF Property is vacant.

As of June 30, 2023, lease expirations related to the Company’s net lease portfolio of real estate assets, (excluding the SF Property), based on each asset’s fair value used in determining our NAV, were as follows:

•
2023 – 2025 – 0.0%
•
2026 – 2028 – 36.0%
•
2029 – 2031 – 31.6%
•
After 2032 – 32.4%

As of June 30, 2023, the industry concentration of the Company’s portfolio of real estate assets, based on each asset’s fair value used in determining our NAV, was as follows:

•
Multifamily – 35.1%
•
Single Tenant Office – 33.1%
•
Single Tenant Industrial – 28.5%
•
Single Tenant Life Sciences – 1.7%
•
Single Tenant Necessity Retail – 1.6%

As of June 30, 2023, the geographic concentration of the Company’s portfolio of real estate assets, based on each asset’s fair value used in determining our NAV, was as follows:

•
Texas – 30.5%
•
Ohio – 27.0%
•
California – 16.0%
•
South Carolina – 7.2%
•
Maryland – 5.6%
•
Arizona – 4.2%
•
New Jersey – 2.0%
•
Illinois – 2.3%
•
Pennsylvania – 2.2%
•
Michigan – 1.6%
•
Kansas – 1.3%
•
Indiana – 0.1%

As of June 30, 2023, the investment type concentration of the Company’s portfolio of real estate assets, based on each asset’s fair value used in determining our NAV, was as follows:

•
Common Equity – 95.5%
•
Mezzanine Loan – 2.3%
•
Preferred Equity – 2.2%

As of June 30, 2023, the maturity concentration of debt secured by our portfolio of real estate assets, based on principal balances and adjusted for ownership percentage, was as follows:

•
2023 – 2025 – 18.8%
•
2026 – 2028 – 28.8%
•
2029 – 2031 – 45.4%
•
After 2032 – 7.0%

As of June 30, 2023, the weighted average lease term remaining of the Company’s portfolio of real estate assets (excluding multifamily, mezzanine and preferred equity investments), based on each asset’s fair value used in determining our NAV, was 7.6 years.

As of June 30, 2023, the weighted average occupancy of the Company’s portfolio of real estate assets, based on each asset’s fair value used in determining our NAV, was 96.0%. For our industrial, retail and office investments, occupancy includes all leased square footage as of the date indicated. For our multifamily investments, occupancy is defined as the percentage of units occupied on the date indicated.

As of June 30, 2023, the Company owned the preferred equity investment described below:

Portfolio	Original Investment Amount	Preferred Return	Number of Properties	Square Feet	Lease Expiration Date	Acquisition Date	Tenant Renewal Options
Denver, PA— Pref Equity Investment	$11,805,000	Ranging from 7.75% in 2019 to 8.74% in 2028	1	1,539,407	January 31, 2039	January 2019	9 extension options for 5 years each

As of June 30, 2023, the Company owned the mezzanine loan investment described below:

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

Results of Operations
Rental Revenues

For the three months ended June 30, 2023 and June 30, 2022, the Company earned rental revenues of $17,331,507 and $15,501,095, respectively. For the six months ended June 30, 2023 and June 30, 2022, the Company earned rental revenues of $34,350,474 and $27,814,428, respectively.

The Company’s rental revenues consist primarily of rental income from triple net leased commercial properties and multifamily properties. The increase in rental revenues of $1,830,412 and $6,536,046 for the three and six months ended June 30, 2023, as compared to the three and six months ended June 30, 2022, was primarily due to the acquisitions of rental income-producing properties, namely the West End Property, the Palms Property, and the Mount Comfort Land.

Preferred Return Income

For the three months ended June 30, 2023 and June 30, 2022, the Company earned preferred return income of $244,393 and $241,111, respectively. For the six months ended June 30, 2023 and June 30, 2022, the Company earned preferred return income of $486,100 and $479,572, respectively.

The Company’s preferred return income consists of preferred return accrued on the Company’s investment in the Pennsylvania SPE. The increase in preferred return income of $3,282 and $6,528 for the three and six months ended June 30, 2023, as compared to the three and six months ended June 30, 2022, was due to the increase of rate of return of the Pennsylvania SPE.

Income from mezzanine loan investment

For the three months ended June 30, 2023 and June 30, 2022, the Company earned income from mezzanine loan investment of $260,748 and $257,245, respectively. For the six months ended June 30, 2023 and June 30, 2022, the Company earned income from mezzanine loan investment of $518,438 and $511,472, respectively.

The Company’s income from mezzanine loan investment consists of interest income accrued on the Company’s investment in the Illinois SPE. The increase in income from mezzanine loan investment of $3,503 and $6,966, for the three and six months ended June 30, 2023, as compared to the three and six months ended June 30, 2022, was due to the increase of the interest rate of the Illinois SPE.

Other property operating revenues

For the three months ended June 30, 2023 and June 30, 2022, the Company earned other property operating revenues of $4,804,130 and $1,413,279, respectively. For the six months ended June 30, 2023 and June 30, 2022, the Company earned other property operating revenues of $8,557,339 and $2,761,859, respectively.

Other property operating revenues consists of amounts received by the Company from the tenants of its properties for utilities and other amenities and for reimbursable expenses paid by the Company on behalf of the tenants in accordance with the provisions of the respective property leases. The increase in other property operating revenues of $3,390,851 and $5,795,480 for the three and six months ended June 30, 2023, as compared to the three and six months ended June 30, 2022, was primarily due to the acquisitions of the West End Property and the Palms Property.

General and Administrative Expenses

For the three months ended June 30, 2023 and June 30, 2022, the Company incurred general and administrative expenses of $64,581 and $344,496, respectively. For the six months ended June 30, 2023 and June 30, 2022, the Company incurred general and administrative expenses of $4,959,092 and $4,411,490, respectively.

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

The decrease and increase in general and administrative expenses of $279,915 and $547,602 during the three and six months ended June 30, 2023, as compared to the three and six months ended June 30, 2022 , were mainly due to the ability of the Company to reimburse the Advisor for the operating expenses incurred pursuant to the 2%/25% Guidelines. As of June 30, 2023, the Advisor has incurred, on behalf of the Company, a total of $12,622,901 in Unreimbursed Operating Expenses, including a total of $1,984,445 for the six months ended June 30, 2023, compared to $1,214,812 for the six months ended June 30, 2022, for which the Advisor has not invoiced the Company for reimbursement.

Management Fees

For the three months ended June 30, 2023 and June 30, 2022, the Company incurred management fees of $1,765,866 and $1,325,729, respectively. For the six months ended June 30, 2023 and June 30, 2022, the Company incurred management fees of $3,530,330 and $2,454,943, respectively.

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

The increase in management fees of $440,137 and $1,075,387 for the three and six months ended June 30, 2023, as compared to the three and six months ended June 30, 2022, was due to the increase in NAV during such period.

Property Operating Expenses

For the three months ended June 30, 2023 and June 30, 2022, the Company incurred property operating expenses of $9,142,736 and $4,696,503, respectively. For the six months ended June 30, 2023 and June 30, 2022, the Company incurred property operating expenses of $16,811,429 and $8,448,077, respectively.

The property operating expenses consist of reimbursable expenses paid by the Company on behalf of its tenants in accordance with the provisions of the respective property leases and operating expenses incurred in maintaining and operating the multifamily properties. The increase in property operating expenses of $4,446,233 and $8,363,352 for the three and six months ended June 30, 2023, as compared to the three and six months ended June 30, 2022, was primarily due to the acquisitions of the West End Property and the Palms Property and the increase of property operating expenses during such periods.

Depreciation and Amortization

For the three months ended June 30, 2023 and June 30, 2022, the Company incurred depreciation and amortization of $8,472,369 and $8,027,154, respectively. For the six months ended June 30, 2023 and June 30, 2022, the Company incurred depreciation and amortization of $17,209,486 and $14,926,290, respectively.

The increase in depreciation and amortization expenses of $445,215 and $2,283,196 for the three and six months ended June 30, 2023, as compared to the three and six months ended June 30, 2022, was primarily due to the acquisitions of the West End Property and the Palms Property.

Income/(loss) from Investments in Real Estate-Related Assets

Income from investments in real estate assets is earned on the Company's investment in the Station DST. For the three and six months ended June 30, 2023, the Company earned income from investments in real estate-related assets of $41,134 and $49,482, respectively. For the three and six months ended June 30, 2022, the Company incurred a loss from investments in real estate-related assets of $57,381 and $426,848, respectively.

The increase from investments in real estate-related assets of $98,515 and $476,330 during the three and six months ended June 30, 2023, as compared to the three and six months ended June 30, 2022, was due to the Company's share of income earned at Station DST.

Interest Income

For the three months ended June 30, 2023 and June 30, 2022, the Company earned interest income of $303,984 and $7,769, respectively. For the six months ended June 30, 2023 and June 30, 2022, the Company earned interest income of $579,897 and $11,365, respectively.

Interest income is composed of interest earned on interest bearing cash deposit accounts with banking institutions.

The increase in interest income of $296,215 and $568,532 during the three and six months ended June 30, 2023, as compared to the three and six months ended June 30, 2022, was primarily due to an increase in the cash held by the Company in interest bearing deposit accounts and the rate of interest earned with banking institutions.

Interest Expense

For the three months ended June 30, 2023 and June 30, 2022, the Company incurred interest expense of $5,261,122 and $4,095,697, respectively. For the six months ended June 30, 2023 and June 30, 2022, the Company incurred interest expense of $10,401,545 and $6,908,024, respectively.

Interest expense is composed of interest paid and accrued on the Company’s outstanding loans payable, and also includes amortization of deferred financing costs and gains from the interest rate cap.

The increase in interest expense of $1,165,425 and $3,493,521 during the three and six months ended June 30, 2023, as compared to the three and six months ended June 30, 2022, was primarily due to the acquisitions of the West End Property and the Palms Property as well as the advances on the Credit Facility netted against the gains from the interest rate cap.

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

The following table presents a reconciliation of FFO to net income (loss):

Six months ended June 30, 2023
Net income (loss)	$(8,370,152)
Net income (loss) attributable to non-controlling interest	2,204,019
Net income (loss) attributable to common stockholders	$(6,166,133)
Adjustments:
Real estate depreciation and amortization	17,209,486
Proportionate share of adjustments from non-controlling interests	(9,339,415)
Funds from Operations	$1,703,938

The following table presents a reconciliation of FFO to MFFO:

Six months ended June 30, 2023
Funds from Operations	$1,703,938
Adjustments:
Amortization of above-market lease intangibles	98,189
Amortization of below-market lease intangibles	(978,005)
Straight-line rent	(1,236,849)
Fair value adjustments on derivatives not deemed hedges	373,195
Proportionate share of adjustments from non-controlling interests	333,996
Modified Funds from Operations	$294,464

Net Asset Value

On July 18, 2023, the Company’s board of directors approved an estimated NAV as of June 30, 2023 of $25.23 for Class AX, Class IX, and Class I shares, $25.22 for Class D shares, $25.20 for Class TX, and $25.21 for Class T and Class S shares. The calculation of the Company’s estimated NAV was performed by Robert A. Stanger & Co., Inc. (“Stanger”), its independent valuation firm, in accordance with the procedures described in the “Net Asset Value Calculation and Valuation Procedures” section of the Company’s prospectus and under the oversight of the Company’s board of directors. Although the independent valuation firm performs the calculation of the Company’s estimated NAV, the Company’s board of directors is solely responsible for the determination of the Company’s estimated NAV.

Summary of Methodology

In accordance with the Company’s current valuation procedures, the Company’s NAV was based in part upon: (i) the most recent appraised value of the GR Property, the FM Property, the CO Property, the SF Property, the Buchanan Property, the De Anza Property, the Keller Property, the Summerfield Property, the Lewisville Property, the Madison Ave Property, the Valencia Property, the Kacey Property, the Industry Property, the Fisher Road Property, the Longmire Property, the ON3 Property, the West End Property, the Palms Property, the Mount Comfort Land, and the Pearland Property; (ii) the fair market value of the Company’s Debt Investments (as defined below); (iii) the fair market value of the Company’s loans payable; (iv) the estimated non-controlling interest held in the Company’s consolidated JVs (as defined below); (v) the value of the Company’s interest in the Station DST (as defined below); and (vi) the net tangible assets and liabilities of the Company (including the Advisor’s estimate of the Performance Participation Allocation as defined and discussed below) as of June 30, 2023, as outlined in more detail below.

Appraisal of Consolidated Real Estate

Pursuant to the Company’s valuation guidelines the Company engaged Stanger to provide its appraised market value of the DST as of March 31, 2021, the SF Property as of November 30, 2022, the Buchanan Property as of August 31, 2022, the FM Property as of December 31, 2022, the GR Property as of March 31, 2023, the CO Property as of June 30, 2023, the Summerfield Property as of January 31, 2023, the Valencia Property as of May 31, 2023, the Madison Ave Property as of May 31, 2023, the De Anza Property as of July 31, 2022, the Kacey Property as of September 30, 2022, the Industry Property as of November 30, 2022, the Mount Comfort Land as of January 31, 2023, and the ON3 Property as of March 31, 2023 (collectively, the “Stanger Appraised Properties”). In addition, Stanger reviewed and relied upon the appraised value of the Lewisville Property prepared by a third-party with an effective date of March 13, 2023, the Longmire Property prepared by a third-party with an effective date of March 15, 2023, the West End Property prepared by a third-party with an effective date of June 23, 2022, the Palms Property prepared by a third-party with an effective date of July 27, 2022, the Keller Property prepared by a third-party with an effective date of November 1, 2022, the Fisher Road Property prepared by a third-party with an effective date of March 3, 2023, and the Pearland Property prepared by a third-party with an effective date of May 10, 2023 (together the “Third-Party Appraisals”) (collectively the Stanger Appraised Properties and the Third-Party Appraisals are the “Appraised Properties”). Pursuant to the Company’s engagement agreement with Stanger, the appraisals of the Stanger Appraised Properties were prepared utilizing the income approach to value, specifically using a direct capitalization analysis for the GR Property a discounted cash flow analysis ("DCF") for the Mount Comfort Land and both a direct capitalization analysis and DCF for the FM Property, the CO Property, the SF Property, the Buchanan Property, the De Anza Property, the Summerfield Property, the Valencia Property, the Madison Ave Property, the Kacey Property, the Industry Property, and the ON3 Property. In addition, a sales comparison approach was conducted for the SF Property, given the size of the SF Property. The direct capitalization analysis is based upon the estimated net operating income of the Stanger Appraised Properties capitalized at an appropriate capitalization rate considering property characteristics and competitive position, the credit profile of the tenant/guarantor under the leases encumbering the Stanger Appraised Properties, the terms of the leases encumbering the Stanger Appraised Properties, and market conditions as of the date of value. The DCF analysis is based upon multi-year cash flow projections for each applicable property prepared in accordance with the lease which currently encumbers each property. Each property was assumed to be sold after the expiration of the initial lease term and any renewal terms deemed materially favorable to the tenant, or for which exercise was deemed likely based on other factors. The reversion value of the property which can be realized upon sale is calculated based on the current economic rental rate deemed reasonable for the property, escalated at a rate indicative of current expectations in the marketplace for the property. The projected market rate net operating income of the property for the year following the year of sale is then capitalized at an appropriate capitalization rate reflecting the age and anticipated functional and economic obsolescence and competitive position of the property to determine its reversion value. Net proceeds of sale are determined by deducting estimated costs incurred at the time of sale, estimated at 2% of the gross reversion value. For the Mount Comfort Land, the residual value was based upon an analysis of comparable land sales or listings in the general market area of the property adjusted by estimated market growth rates through the assumed year of lease expiration. Finally, the discounted present value of the cash flow stream from operations (including any estimated releasing costs at the end of the assumed current lease term) and the discounted present value of the net proceeds from sale are summed to arrive at a total estimated value for the property. The capitalization rates applied to the Stanger Appraised Properties ranged from 4.00% to 6.75%, with a weighted average of approximately 5.19%. The discount rates applied to the estimated net cash flow from operations of the Stanger Appraised Properties for which a DCF analysis was conducted ranged from 4.75% to 7.50%, with a weighted average of approximately 6.14%. The discount rates applied to the estimated residual value of the Stanger Appraised Properties for which a DCF analysis was conducted ranged from 5.50% to 7.75%, with a weighted average of approximately 6.62%. The residual capitalization rates applied to the Stanger Appraised Properties for which a DCF analysis was conducted ranged from 4.50% to 6.50%, with a weighted average of approximately 5.71%. Where both a direct capitalization analysis and DCF were utilized, the indicated value from each approach was reviewed and a final appraised value was concluded. While a sales comparison approach was not conducted, other than for the SF Property, Stanger reviewed regional property sale data for each Stanger Appraised Property in order to assist in the selection of capitalization rates applied in the appraisals and to observe transaction prices per square foot in the Stanger Appraised Properties’ regional markets. For the SF Property, the sales comparison approach conducted utilized the price per square foot from recent market sales and adjusted such indicated price per square foot to a price per square foot deemed reasonable for the SF Property, taking into account factors such as property size, location, condition/quality and the date of sale. The aggregate appraised value of the Stanger Appraised Properties was $716,044,000. The appraised values of the Stanger Appraised Properties are subject to the general assumptions and limiting conditions set forth in the appraisal reports rendered to the Company by Stanger.

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

Debt Investments

In accordance with the Company’s valuation procedures, the Lancaster PE and the Chicago Jr Mezz (individually a “Debt Investment” and collectively the “Debt Investments”) were included in the determination of NAV at their estimated fair market value as of June 30, 2023, as determined by Stanger. The Debt Investments estimated value was based upon taking, for each Debt Investment, the loan payments over the remaining anticipated term and discounting such payments to present value at a discount rate range equal to the current estimated market interest rate on financing similar to the applicable Debt Investments. To provide their opinion of value of the Debt Investments, Stanger first reviewed the terms of each of the Debt Investments as contained in the loan documents. Stanger then reviewed mezzanine loan market terms at or around June 30, 2023 to ascertain current market interest rate levels for loans similar to the Debt Investments. This review was conducted by (i) recent interviews of participants in the mezzanine / preferred equity market, (ii) reviewing recent mezzanine loan transactions, as available, and (iii) reviewing published surveys available at or around June 30, 2023. Stanger also observed changes in yields and pricing of Albertsons publicly traded debt securities from the prior valuation date and the current valuation date. Based on Stanger’s reviews above and taking into consideration the Debt Investments’ unique factors, including, but not limited to, loan-to-value (based on the most recent appraised value of the collateral), debt service coverage/debt yield, collateral property type, age and location, financial information pertaining to the lessee of the collateral properties, prepayment terms, and loan origination date, maturity date and extension terms, a market interest rate range was determined for each Debt Investment to utilize in the determination of the fair market value of the Debt Investments. The discount rate applied to the future payments of the Company’s Debt Investments was 9.15% for both investments. The aggregate fair value of the Debt Investments was approximately $23,827,000.

Estimated Market Value of the Consolidated JVs

In order to determine the net asset value attributable to the non-controlling interest and any promoted interest in the Battery Street SF JV, the Keller JV, the Summerfield DST, the Valencia DST, the Kacey DST, the DST, the Industry DST, the ON3 DST, the Longmire JV, the West End DST, the Palms DST, and the Pearland DST (collectively the “Consolidated JVs”), Stanger utilized the most recent property appraisal, the most recent balance sheet provided for the Consolidated JVs to determine the tangible assets and tangible liabilities of the Consolidated JVs, and determined any promote due to the Company’s third party JV partner, as applicable. This net asset value was then multiplied by the ownership interest held by parties other than us to determine the non-controlling interest adjustment related to the Consolidated JVs utilized in the Company’s June 30, 2023 NAV.

Fair Value of Long Term Debt

Stanger performed a valuation of the property-level debt by reviewing available market data for comparable liabilities and applying a selected discount rate to the stream of future debt payments. The discount rate was selected based on several factors including U.S. Treasury yields, LIBOR and SOFR as of the valuation date, as well as loan-specific items such as loan-to-value ratio, debt service coverage ratio, collateral property location, age, type, lease term and lessee credit quality, prepayment terms, and maturity and loan origination date. The discount rates applied to the future debt payments of the Company’s long-term debt ranged from 5.80% to 7.80%, with a weighted average of approximately 7.12%. Stanger’s valuation of the long-term debt is based in part on the appraised values of the encumbered Appraised Properties, which represent the collateral associated with the long-term debt as well as certain other assumptions and limiting conditions, including: (i) Stanger was provided with loan documents and other factual loan information by the Advisor and has relied upon and assumed that such information is correct in all material respects and no warranty is given by Stanger as to the accuracy of such information; (ii) each collateral property is assumed to be free and clear of liens (other than the mortgage being valued); (iii) information furnished by others, upon which all or portions of Stanger’s value opinion is based, is believed to be reliable but has not been verified, and no warranty is given as to the accuracy of such information; (iv) no material change has occurred in the value of the collateral properties from the date of last appraisal through the loan valuation date and (v) each mortgage is assumed to be salable, transferable or assumable between parties and is further assumed not to be in default. Stanger’s opinion of the long-term debt value was predicated on the above assumptions.

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

The Value of Station DST Interests

The value of the beneficial interests in the Station DST was based upon the Station DST Property appraisal prepared by Stanger with an effective date of September 30, 2022 in accordance with the methodology outlined in the Appraisal of Consolidated Real Estate above, the fair market value of the mortgage loan encumbering the Station DST Property as of June 30, 2023 conducted in accordance with the methodology outlined in Fair Value of Long Term Debt above, the other tangible assets and liabilities of the Station DST such as cash and reserves, each reflecting the Company’s ownership interest in the Station DST (15%).

Estimated NAV

In performing the calculation of the estimated NAV, Stanger added the appraised values of the Appraised Properties, the appraised value of the Station DST interests, the fair value of the Debt Investments and other tangible assets of the Company, consisting of cash and equivalents, receivables and other assets, and subtracted the estimated fair market value of the Company’s long-term debt, the value of the non-controlling interest in the Consolidated JV (including any promote due to the Company’s joint venture partners), the anticipated near-term capital needs of the SF Property, the estimate of the Performance Participation Allocation and other tangible liabilities of the Company, consisting of accounts payable and accrued expenses, but excluding amounts owed to the Advisor for reimbursement of O&O Costs less the current accrued O&O Costs liability (consistent with the Company’s valuation procedures), and considered any other amounts due to the Advisor or affiliates for repayment of the Sponsor Support or amounts due to the Special Unit Holder upon certain events, including liquidation of the Company to produce an estimated NAV as of June 30, 2023, consistent with the procedures described in the “Net Asset Value Calculation and Valuation Procedures” section of the Company’s prospectus of $25.23 per share for Class AX, Class IX, and Class I shares, $25.22 for Class D shares, $25.20 per share for Class TX, and $25.21 for Class T and Class S shares.

The determination of NAV involves a number of assumptions and judgments, including estimates of the Advisor’s interest in disposition proceeds (if any). These assumptions and judgments may prove to be inaccurate. There can be no assurance that a stockholder would realize the mostly recently determined NAV per share if the Company were to liquidate or engage in another type of liquidity event today. In particular, the Company’s June 30, 2023 NAV is based on appraisals of the fair market value of certain of the Company’s real estate property investments which precede June 30, 2023 and, while the Company believes no material change has occurred in the value of these real estate property investments between the appraised value dates and June 30, 2023, Stanger has assumed no material change in property value has occurred since the appraisal date for those Appraised Properties with an appraised value date that preceded June 30, 2023. Furthermore, the Company’s June 30, 2023 NAV does not consider fees or expenses that may be incurred in providing a liquidity event, including reimbursement of amounts to the Advisor for O&O Costs and any operating expenses that have not been invoiced by the Advisor in accordance with the terms of the Amended Advisory Agreement. Lastly, as discussed in “PART II — OTHER INFORMATION; Item 1A. – Risk Factors”, the full extent of the impact and effects of COVID-19 on the Company, as a whole, and on its tenants and its consolidated real estate, loan investments and long-term debt are uncertain at this time. Due to COVID-19, observable market transactions for both real estate assets and debt are generally more limited than before the pandemic. The Company believes the methodology of determining the Company’s NAV conforms to the Institute for Portfolio Alternative’s Practice Guideline for Valuations of Publicly Registered Non-Listed REITs (April 2013) and is prepared in accordance with the procedure described in the “Net Asset Value Calculation and Valuation Procedures” section of the Company’s prospectus. In addition, the Company’s board of directors periodically reviews the Company’s NAV policies and procedures.

The NAV for each class of shares is based on the value of the Company’s assets and the deduction of any liabilities, and any distribution fees applicable to such class of shares.

The following table provides a breakdown of the major components of the Company’s NAV pursuant to the Company’s valuation guidelines:

Components of NAV	June 30, 2023
Investment in real estate	$1,070,374,000
Investments in real estate-related assets	35,697,578
Cash and cash equivalents and restricted cash	43,796,695
Other assets	11,824,653
Debt obligations (at fair market value)	(439,918,019)
Due to related parties(1)	(5,280,256)
Accounts payable and other liabilities	(18,111,783)
Accrued performance participation allocation	—
Distribution fee payable the following month(2)	(44,314)
Non-controlling interests in subsidiaries	(307,125,933)
Sponsor support repayment / special unit holder interest in liquidation	—
Net asset value	$391,212,621
Number of outstanding shares	15,507,675

Note: (1) Excluding the full distribution fee liability of $39,043. Distribution fee only relates to Class TX, Class T, Class D and Class S shares of common stock.

(2) The distribution fee that is payable as of June 30, 2023 related to Class TX, Class T, Class D and Class S shares (see table below).

Due to rounding, numbers presented throughout this section may not add up precisely to the totals provided and percentages may not precisely reflect the absolute figures.

NAV Per Share	Class AX, IX & I Shares	Class TX Shares	Class T Shares	Class D Shares	Class S Shares	Total
Total gross assets at fair value	$966,869,239	$35,413,574	$108,532,619	$50,352,069	$525,425	$1,161,692,926
Distribution fees due and payable	—	(14,924)	(25,728)	(3,538)	(124)	(44,314)
Debt obligations	(366,140,821)	(13,410,660)	(41,099,893)	(19,067,674)	(198,971)	(439,918,019)
Due to related parties	(4,394,721)	(160,966)	(493,315)	(228,866)	(2,388)	(5,280,256)
Accounts payable and other liabilities	(15,074,315)	(552,128)	(1,692,117)	(785,032)	(8,191)	(18,111,783)
Accrued performance participation allocation	—	—	—	—	—	—
Non-controlling interests in subsidiaries	(255,618,856)	(9,362,566)	(28,693,626)	(13,311,974)	(138,911)	(307,125,933)
Quarterly NAV	$325,640,526	$11,912,330	$36,527,940	$16,954,985	$176,840	$391,212,621
Number of outstanding shares	12,906,934	472,743	1,448,824	672,160	7,014	15,507,675
NAV per share	$25.23	$25.20	$25.21	$25.22	$25.21

The following table reconciles stockholders’ equity per the Company’s unaudited consolidated balance sheet to the Company’s NAV:

Reconciliation of Stockholders’ Equity to NAV	June 30, 2023
Stockholders’ equity under U.S. GAAP	$595,232,013
Adjustments:
Unrealized appreciation of real estate	(7,685,796)
Unrealized appreciation of real estate-related assets	5,300,924
Acquisition costs	(8,731,008)
Deferred financing costs, net	(4,919,781)
Accrued distribution fee(1)	(5,271)
Accumulated depreciation and amortization	74,768,272
Fair value adjustment of debt obligations	63,350,415
Deferred rent receivable	(10,457,475)
Derivative assets, at fair value	(8,513,739)
Non-controlling interests in subsidiaries	(307,125,933)
NAV	$391,212,621

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

Sensitivity Analysis

Assuming all other factors remain unchanged, the table below presents the estimated increase or decrease to the Company’s June 30, 2023 NAV for a change in the going-in capitalization rate and, where a DCF analysis was utilized, discount rates and terminal capitalization rates used in the Appraised Properties’ appraisals and the Station DST Property appraisal, a 5% change in the discount rates used to value the Company’s Debt Investments and a 5% change in the discount rates used to value the Company’s long-term debt and the mortgage debt encumbering the Station DST Property:

Sensitivity Analysis	Range of NAV (Class AX, IX & I)			Range of NAV (Class TX)			Range of NAV (Class T)
	Low	Concluded	High	Low	Concluded	High	Low	Concluded	High
Estimated Per Share NAV	$22.60	$25.23	$27.99	$22.57	$25.20	$27.96	$22.58	$25.21	$27.97
Capitalization Rate - Appraised Properties	5.34%	5.09%	4.83%	5.34%	5.09%	4.83%	5.34%	5.09%	4.83%
Cash Flow Discount Rate - Appraised Properties	6.41%	6.10%	5.80%	6.41%	6.10%	5.80%	6.41%	6.10%	5.80%
Residual Discount Rate - Appraised Properties	6.94%	6.61%	6.28%	6.94%	6.61%	6.28%	6.94%	6.61%	6.28%
Terminal Capitalization Rate - Appraised Properties	6.07%	5.78%	5.49%	6.07%	5.78%	5.49%	6.07%	5.78%	5.49%
Discount Rate - Debt Investments	9.61%	9.15%	8.69%	9.61%	9.15%	8.69%	9.61%	9.15%	8.69%
Discount Rate - Long-Term Debt Consolidated	6.70%	7.06%	7.41%	6.70%	7.06%	7.41%	6.70%	7.06%	7.41%

Sensitivity Analysis	Range of NAV (Class D)			Range of NAV (Class S)
	Low	Concluded	High	Low	Concluded	High
Estimated Per Share NAV	$22.59	$25.22	$27.99	$22.58	$25.21	$27.97
Capitalization Rate - Appraised Properties	5.34%	5.09%	4.83%	5.34%	5.09%	4.83%
Cash Flow Discount Rate - Appraised Properties	6.41%	6.10%	5.80%	6.41%	6.10%	5.80%
Residual Discount Rate - Appraised Properties	6.94%	6.61%	6.28%	6.94%	6.61%	6.28%
Terminal Capitalization Rate - Appraised Properties	6.07%	5.78%	5.49%	6.07%	5.78%	5.49%
Discount Rate - Debt Investments	9.61%	9.15%	8.69%	9.61%	9.15%	8.69%
Discount Rate - Long-Term Debt Consolidated	6.70%	7.06%	7.41%	6.70%	7.06%	7.41%

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

If the Company is unable to raise substantial funds in its public offerings, it will make fewer investments resulting in less diversification in terms of the type, number and size of investments it makes and the value of an investment in the Company will fluctuate with the performance of the limited assets it acquires. Further, the Company will have certain fixed operating expenses, including certain expenses as a public company and a REIT, regardless of whether it is able to raise substantial funds in the offerings. The Company’s inability to raise substantial funds would increase its fixed operating expenses as a percentage of gross income, reducing its net income and limiting its ability to make distributions. As of June 30, 2023, the Company has raised gross proceeds of $452,891,338 in the Offerings.

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

As of June 30, 2023, the Company’s debt to tangible assets ratio was 48%. See Note 7 – Loans Payable of the Company’s outstanding debt arrangement as of June 30, 2023.

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

Cash Flows

The following table provides a breakdown of the net change in the Company’s cash and cash equivalents and restricted cash:

Six months ended June 30, 2023
Cash flows from operating activities	$2,307,250
Cash flows from investing activities	(412,545)
Cash flows from financing activities	3,368,569
Increase in cash and cash equivalents and restricted cash	$5,263,274

Operating Activities

During the six months ended June 30, 2023, net cash provided by operating activities was $2,307,250, compared to $7,888,285 for the six months ended June 30, 2022. The change was primarily due to reimbursement of expenses due to related parties (see “—Results of Operations”).

Investing Activities

Cash used in investing activities was $412,545 for the six months ended June 30, 2023, compared to $111,283,921 for the six months ended June 30, 2022. The change was due to a decrease of $110,871,376 in acquisition of real estate.

Financing Activities

During the six months ended June 30, 2023, net cash provided by financing activities was $3,368,569, compared to $113,801,987 for the six months ended June 30, 2022. The change was primarily due to a net decrease in proceeds from borrowings under credit facility of $12,500,000, a decrease in proceeds from common stock issued of $65,252,327, an increase in distributions of $6,539,088, an increase in payments from redemptions of common stock of $20,055,263, an increase in non-controlling interest distributions of $3,549,069, and a decrease of $3,191,427 in the DST Offering proceeds received for the DST interests sold, offset by a payment of $653,756 in deferred financing costs.

Distributions

The Company’s board of directors has authorized, and the Company has declared, distributions for the period September 1, 2020 through August 1, 2023 in an amount equal to $0.004234973 per day (or approximately $1.55 on an annual basis) per each share of common stock, less, for holders of certain classes of shares, the distribution fees that are payable with respect to such shares as further described in the applicable prospectus. The distributions are payable by the 5th business day following each month end to stockholders of record at the close of business each day during the prior month.

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

The following table summarizes the Company’s distributions declared during the three and six months ended June 30, 2023 and June 30, 2022:

	Three months ended June 30, 2023		Six months ended June 30, 2023
	Amount	Percent	Amount	Percent
Distributions
Paid in cash	$2,855,349	48%	$6,917,382	59%
Payable	1,972,066	33%	1,972,066	17%
Reinvested in shares	1,121,383	19%	2,810,576	24%
Total distributions	$5,948,798	100%	$11,700,024	100%
Sources of Distributions:
Operating cash flows	$2,307,250	39%	$2,307,250	20%
Offering proceeds pursuant to Distribution Support Agreement(1)	—	0%	—	0%
Offering proceeds	3,641,548	61%	9,392,774	80%
Total sources of distributions	$5,948,798	100%	$11,700,024	100%

	Three months ended June 30, 2022		Six Months Ended June 30, 2022
	Amount	Percent	Amount	Percent
Distributions
Paid in cash	$3,250,117	68%	$5,006,376	57%
Payable	186,049	4%	1,656,080	19%
Reinvested in shares	1,359,316	28%	2,137,659	24%
Total distributions	$4,795,482	100%	$8,800,115	100%

Sources of Distributions:
Operating cash flows	$2,927,762	61%	$4,911,269	56%
Offering proceeds pursuant to Distribution Support Agreement(1)	1,867,720	39%	1,867,720	21%
Offering proceeds	—	0%	2,021,126	23%
Total sources of distributions	$4,795,482	100%	$8,800,115	100%

Note: (1) Pursuant to the Amended Distribution Support Agreement, CFI had purchased Class I Shares to the extent cash distributions exceed MFFO within 15 business days following the Company’s filing with the SEC of its periodic report for such calendar quarter or year. As of June 30, 2023, CFI has no remaining obligation under the Amended Distribution Support Agreement.

During the three and six months ended June 30, 2023 the Company declared $5,948,798 and $11,700,024, respectively, of distributions to its shareholders (including those reinvested in shares pursuant to the DRP), compared to the Company’s total aggregate MFFO of $2,386,961 and $294,464, respectively, for the three and six months ended June 30, 2023, and the Company’s total aggregate net loss of $1,720,778 and $8,370,152 for such periods, respectively.

During the three and six months ended June 30, 2022, the Company declared $4,795,482 and $8,800,115, respectively, of distributions to its shareholders (including those reinvested in shares pursuant to the DRP), compared to the Company’s total aggregate MFFO of $2,869,095 and $1,416,123, respectively, for the three and six months ended June 30, 2022, and the Company’s total aggregate net loss of $1,126,461 and $5,996,976 for such periods, respectively.

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

Reimbursement of Organization and Offering Costs

The Advisor has agreed to pay, on behalf of the Company, all O&O Costs through the first anniversary of the date on which the Company satisfied the Minimum Offering Requirement, which was May 18, 2018 (“Escrow Break Anniversary”). The Company was not required to reimburse the Advisor for payment of the O&O Costs prior to the Escrow Break Anniversary. After the Escrow Break Anniversary, the Advisor, in its sole discretion, may pay some or all of the additional O&O Costs incurred, but is not required to do so. To the extent the Advisor pays such additional O&O Costs, the Company is obligated to reimburse the Advisor subject to the 1% Cap. Following the Escrow Break Anniversary, the Company began reimbursing the Advisor for payment of the O&O Costs on a monthly basis, which will continue through the period ended May 18, 2021; provided, however, that the Company will not be obligated to pay any amounts that as a result of such payment would cause the aggregate payments for O&O Costs (less selling commissions, dealer manager fees and distribution fees) paid to the Advisor to exceed the 1% Cap as of such payment date. Any amounts not reimbursed in any period are included in determining any reimbursement for a subsequent period. As of June 30, 2023, the Advisor has continued to pay all O&O Costs on behalf of the Company.

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

The Company evaluates all of its investments in real estate-related assets to determine if they are VIEs utilizing judgments and estimates that are inherently subjective. If different judgments or estimates were used for these evaluations, it could result in differing conclusions as to whether or not an entity is a VIE and whether or not to consolidate such entity. As of June 30, 2023, the Company concluded that it had investments in VIEs, and because the Company was deemed the primary beneficiary it consolidated such entities, as described in “Note 10 — Variable Interest Entities” in its accompanying unaudited consolidated financial statements included in Item 1. “Financial Statements (Unaudited) and Supplementary Data.”

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

Off-Balance Sheet Arrangements

As of June 30, 2023, the Company had no off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on the Company’s financial condition, revenue and expenses, results of operations, liquidity, capital expenditures, or capital resources.

Contractual Obligations

The following table presents the future principal payment due under the Company’s GR Loan, FM Loan, CO Loan, DST Loan, Buchanan Loan, Keller Loan, Summerfield Loan, Valencia Loan, Kacey Loan, Industry Loan, ON3 Loan, West End Loan, Palms Loan, Pearland Loan, and Credit Facility agreements as of June 30, 2023, which represents the Company’s aggregate contractual obligations and commitments with payments due subsequent to June 30, 2023.

Year	Amount
2023 (remaining)	—
2024	34,000,000
2025	—
2026	22,495,184
2027	4,500,000
Thereafter	442,273,250
Total	$503,268,434

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

The market risk associated with financial instruments and derivative financial instruments is the risk of loss from adverse changes in market prices or interest rates. The Company’s interest rate risk management objectives are to limit the impact of interest rate changes in earnings and cash flows and to manage overall borrowing costs. To achieve these objectives, from time to time, the Company may enter into interest rate hedge contracts such as swaps, collars and treasury lock agreements in order to mitigate interest rate risk with respect to various debt instruments. The Company would not hold or issue these derivative contracts for trading or speculative purposes. As of June 30, 2023, there are no such hedging contracts outstanding. The Company does not have any foreign operations and thus is not exposed to foreign currency fluctuations.

Interest Rate Risk

As of June 30, 2023, the Company had $383 million fixed rate debt and $120 million of floating rate debt. The Company uses derivative financial instruments to limit the exposure to interest rate changes associated with its borrowings. The use of derivative financial instruments carries certain risks, including the risk that the counterparties to these contractual arrangements are not able to perform under the agreements. To mitigate this risk, the Company only enters into derivative financial instruments with counterparties with high credit ratings and with major financial institutions with which the Company and its related parties may also have other financial relationships. The Company does not anticipate that any of the counterparties will fail to meet their obligations. (For further detail refer to Note 7 – Loans Payable).

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

As of June 30, 2023, lease expirations related to the Company’s net lease portfolio of real estate assets (excluding the SF Property), based in each asset’s fair value used in determining our NAV, were as follows:

•
2023 – 2025 – 0.0%
•
2026 – 2028 – 36.0%
•
2029 – 2031 – 31.6%
•
After 2032 – 32.4%

As of June 30, 2023, the industry concentration of the Company’s portfolio of real estate assets, based on each asset’s fair value used in determining our NAV, was as follows:

•
Multifamily – 35.1%
•
Single Tenant Office – 33.1%
•
Single Tenant Industrial – 28.5%
•
Single Tenant Life Sciences – 1.7%
•
Single Tenant Necessity Retail – 1.6%

As of June 30, 2023, the geographic concentration of the Company’s portfolio of real estate assets, based on each asset’s fair value used in determining our NAV, was as follows:

•
Texas – 30.5%
•
Ohio – 27.0%
•
California – 16.0%
•
South Carolina – 7.2%
•
Maryland – 5.6%
•
Arizona – 4.2%
•
New Jersey – 2.0%

•
Illinois – 2.3%
•
Pennsylvania – 2.2%
•
Michigan – 1.6%
•
Kansas – 1.3%
•
Indiana – 0.1%

As of June 30, 2023, the investment type concentration of the Company’s portfolio of real estate assets, based on each asset’s fair value used in determining our NAV, was as follows:

•
Common Equity – 95.5%
•
Mezzanine Loan – 2.3%
•
Preferred Equity – 2.2%

As of June 30, 2023, the maturity concentration of debt secured by our portfolio of real estate assets, based on principal balances and adjusted for ownership percentage, was as follows:

•
2023 – 2025 – 18.8%
•
2026- 2028 – 28.8%
•
2029 – 2031 – 45.4%
•
After 2032 – 7.0%

As of June 30, 2023, the weighted average lease term remaining of the Company’s portfolio of real estate assets (excluding multifamily, mezzanine and preferred equity investments), based on each asset’s fair value used in determining our NAV, was 7.6 years.

As of June 30, 2023, the weighted average occupancy of the Company’s portfolio of real estate assets, based on each asset’s fair value used in determining our NAV, was 96.0%. For our industrial, retail and office investments, occupancy includes all leased square footage as of the date indicated. For our multifamily investments, occupancy is defined as the percentage of units occupied on the date indicated.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business. As of June 30, 2023, the Company was not involved in any material legal proceedings.

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

The more shares the Company sells in the Company’s Follow-On Offering, the greater the Company’s challenge will be to invest all of the Company’s net Follow-On Offering proceeds. The large size of the Company's Follow-On Offering increases the risk of delays in investing the Company’s net proceeds promptly and on attractive terms. Pending investment, the net proceeds of the Company’s Follow-On Offering may be invested in permitted temporary investments, which include short-term United States government securities, bank certificates of deposit and other short-term liquid investments. The rate of return on these investments, which affects the amount of cash available to make distributions to stockholders, has fluctuated in recent years and most likely will be less than the return obtainable from the type of investments in the real estate industry the Company seeks to acquire or originate. Therefore, delays the Company encounters in the selection, due diligence and acquisition or origination of investments would likely limit the Company’s ability to pay distributions to the Company’s stockholders and lower their overall returns. In addition, cash and cash equivalents may potentially subject the Company to concentration of risk and at times, balances with any one financial institution may exceed the Federal Deposit Insurance Corporation insurance limits. As of June 30, 2023, the Company had approximately $34.3 million of unrestricted cash and cash equivalents.

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

Pursuant to the Distribution Support Agreement, in certain circumstances where the Company’s cash distributions exceed MFFO, CFI will purchase up to $5.0 million of shares in the Company’s public offerings (including the $2.0 million of shares purchased to satisfy the Minimum Offering). The sponsor has purchased Class IX shares in the Company’s Initial Offering and has purchased Class I shares in the Follow-On Offering. As of June 30, 2023, CFI has no remaining obligation pursuant to the Distribution Support Agreement. Subsequent to the expiration of the Distribution Support Agreement, the Company may not have sufficient cash available to pay distributions at the rate the Company had paid during preceding periods or at all. If the Company pays distributions from sources other than the Company’s cash flow from operations, the Company will have less cash available for investments, the Company may have to reduce the Company’s distribution rate, the Company’s net asset value may be negatively impacted and the Company’s stockholders overall return may be reduced. As of June 30, 2023, the Company has declared cumulative distributions of $62,500,824, of which 31% of the Company’s cash distributions were paid using proceeds from the Offerings. For the six months ended June 30, 2023, 80% of the Company's cash distributions were paid using proceeds from the Offerings (see “—Distributions”).

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

The Company’s Amended Advisory Agreement provides that any operating expenses which have not been invoiced by the Advisor will not become the Company’s obligations. Without these provisions in the Company’s Amended Advisory Agreement, such operating expenses, if invoiced, would likely be recorded as liabilities of the Company, which, in turn, would likely have a negative effect on the Company’s NAV per share. The Company’s Amended Advisory Agreement provides that the Advisor will not invoice the Company for any reimbursement if the impact of such would result in the incurrence of an obligation in an amount that would result in the Company’s NAV per share for any class of shares to be less than $25.00. The Company may, however, incur and record an obligation to reimburse the Advisor, even if it would result in the Company’s NAV per share for any class of shares for such quarter to be less than $25.00, if the Company’s board of directors determines that the reasons for the decrease of the Company’s NAV per share below $25.00 were unrelated to the Company’s obligation to reimburse the Advisor for operating expenses. The Company’s Amended Advisory Agreement also provides that the Advisor may be reimbursed for previously unbilled operating expenses for prior periods in any subsequent quarter, subject to certain limitations, including the limitation related to the NAV per share of $25.00 referenced above and the 2%/25% Guidelines. The incurrence of previously unbilled operating expenses likely will have a negative effect on the Company’s NAV per share. As of June 30, 2023, the Advisor has incurred $12,622,901 of Unreimbursed Operating Expenses, including $1,984,445 of Unreimbursed Operating Expenses incurred during the three months ended June 30, 2023 that have not been invoiced to the Company.

Item 2. Unregistered Sales of Equity Securities.

Unregistered Sales of Equity Securities

During the six months ended June 30, 2023, the Company did not complete any sales of unregistered securities.

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

The table below summarizes the repurchase activity for the three months ended June 30, 2023:

For the Month Ended	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Redeemed as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Redeemed Under the Plans or Programs(1)
April 30, 2023	278,990	25.71	278,990	33,185
May 31, 2023	196,928	25.47	196,928	114,136
June 30, 2023	202,686	25.29	202,686	106,992
Total	678,604	$25.51	678,604	612,922

Note: (1) The Company limits the number of shares that may be redeemed per calendar month and per calendar year under the program as described above.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the quarter ended June 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

Dealer Manager Agreement for the Third Offering

On August 9, 2023, the Company filed a registration statement on Form S-11 (Reg. No. 333-237327) with the Securities and Exchange Commission (the “SEC”) for the Third Offering. In the Third Offering, the Company is offering up to $1 billion in shares of common stock in a primary offering on a best efforts basis and $250 million in shares of common stock to be issued pursued to a distribution reinvestment plan.

In connection with the Third Offering, on August 10, 2023, the Company and the Dealer Manager entered into a Dealer Manager Agreement (the “Dealer Manager Agreement”), pursuant to which the Dealer Manager was designated as the dealer manager for its public offerings, including the Third Offering. Under the Dealer Manager Agreement, the Company has agreed to pay the Dealer Manager (i) (a) with respect to the Class T Shares, a selling commission in the amount of up to 3.0% of the transaction price of the Class T Shares sold in the primary offering, plus a dealer manager fee in the amount of up to 0.5% of the transaction price of the Class T Shares sold in the primary offering and (b) with respect to Class S Shares, a selling commission in the amount of up to 3.5% of the transaction price of the Class S Shares sold in the primary offering, and (ii) (a) with respect to the Class T Shares and Class S Shares, a distribution fee in an annual amount equal to 0.85% of the aggregate NAV of the outstanding Class T Shares and Class S Shares, as applicable, and (b) with respect to the Class D Shares, a distribution fee in an annual amount equal to 0.25% of the aggregate NAV of the outstanding Class D Shares.

The Company will cease paying distribution fees with respect to any Class T Share, Class S Share or Class D Share at the end of the month in which the transfer agent in conjunction with the Dealer Manager determines that the total upfront selling commissions, dealer manager fees and distribution fees paid with respect to Class T Shares, Class S Shares or Class D Shares, as applicable, held by a stockholder within his or her particular account equals 8.75% (or, in the case of shares sold through certain participating broker dealers, a lower limit as set forth in any applicable agreement between the Dealer Manager and a participating broker dealer) of the gross proceeds from the sale of such Class T Shares, Class S Shares or Class D Shares (including the gross proceeds of any shares issued under the distribution reinvestment plan with respect thereto). At the end of such month, such Class T Share, Class S Share or Class D Share (and any shares issued under the distribution reinvestment plan with respect thereto) will convert into a number of Class I Shares (including any fractional shares) with an equivalent aggregate NAV as such share.

In addition, the Company will cease paying distribution fees with respect to Class T Shares, Class S Shares and Class D Shares on the earlier to occur of the following: (i) a listing of the Company’s share of common stock, (ii) merger or consolidation of the Company with and into another entity, or the sale or other disposition of all or substantially all of the Company’s assets or (iii) the date following the completion of the primary portion of the Third Offering on which, in the aggregate, underwriting compensation from all sources in connection with the Third Offering, including upfront selling commissions, dealer manager fees, distribution fees and other underwriting compensation, is equal to 10% of the gross proceeds from the primary shares sold in the Third Offering. Upon the earlier to occur of such events, the Class T Shares, Class S Shares and Class D Shares will convert into a number of Class I Shares (including any fractional shares) with an equivalent NAV as such shares. The Company will further cease paying the distribution fee on any Class T Share, Class S Share or Class D Share that is repurchased, as well as upon the Company’s dissolution, liquidation or the winding up of its affairs, or a merger or other extraordinary transaction to which the Company is a party and in which the Class T Shares, Class S Shares or Class D Shares, each as a class, are exchanged for cash or other securities.

No selling commissions or dealer manager fees will be paid to the Dealer Manager with respect to the sale of Class D Shares and Class I Shares or with respect to any shares sold pursuant to the DRP. No distribution fees will be paid to the Dealer Manager with respect to Class I Shares. The Dealer Manager Agreement provides that all or a portion of the distribution fees may be reallowed or advanced by the Dealer Manager to participating broker dealers or broker dealers servicing accounts of investors who own Class T Shares, Class S Shares and Class D Shares.

The Class T Shares, Class S Shares, Class D Shares and Class I Shares will each be sold in the Third Offering at the then-current transaction price, which will generally be the most recently determined NAV per share for such class, plus applicable upfront selling commissions and dealer manager fees. The Company may offer shares at a price that the Company believes reflects the NAV per share of such stock more appropriately than the prior month’s NAV per share, including by updating a previously disclosed transaction price, in cases where the Company believes there has been a material change (positive or negative) to the Company’s NAV per share since the end of the prior month.

Pursuant to the Dealer Manager Agreement, the Company has agreed to indemnify the Dealer Manager and participating broker dealers and the Dealer Manager and participating broker dealers have agreed to severally indemnify the Company, its officers and its directors against certain damages, claims and liabilities in connection with the Third Offering, including those arising under the Securities Act of 1933, as amended. The Dealer Manager Agreement may be terminated by any party (i) immediately upon notice to the other parties in the event that the non-terminating party shall have materially failed to comply with any of the material provisions of the Dealer Manager Agreement or if any of the representations, warranties, covenants or agreements of such party contained in the Dealer Manager Agreement shall not have been materially complied with or satisfied within the times specified in the Dealer Manager Agreement or (b) on 60 days’ written notice.

Item 6. Exhibits.

The exhibits listed below are included, or incorporated by reference, in this Quarterly Report on Form 10-Q.

EXHIBITS INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 (and are numbered in accordance with Item 601 of Regulation S-K).

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
10.1

Second Amendment to Credit Agreement, dated as of January 26, 2023, among Cantor Fitzgerald Income Trust Operating Partnership, L.P., Cantor Fitzgerald Income Trust, Inc., certain subsidiary guarantors, the lenders party thereto and Citizens Bank, N.A. as administrative agent (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the SEC on May 12, 2023.

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

The following materials from Cantor Fitzgerald Income Trust, Inc.’s Quarterly Report on Form 10-Q for the six months ended June 30, 2023 are formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Changes in Equity; (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

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

Dated: August 11, 2023