Form 10-Q
period 2023-09-30
Cantor Fitzgerald Income Trust, Inc.
filed 2023-11-14
CIK 1666244

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 7, 2023, the registrant had 3,876,147 Class AX Shares, 1,191,247 Class IX Shares, 211,843 Class TX Shares, 7,671,167 Class I Shares, 1,467,071 Class T Shares, 660,985 Class D Shares and 7,074 Class S Shares of $0.01 par value common stock outstanding.

CANTOR FITZGERALD INCOME TRUST, INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

CANTOR FITZGERALD INCOME TRUST, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2023	December 31, 2022
Assets
Investment in real estate, net of accumulated depreciation of $56,569,382 and $38,540,964, respectively	$946,149,662	$922,493,164
Cash and cash equivalents	30,816,300	27,642,348
Restricted cash	9,351,249	10,891,073
Investments in real estate-related assets	30,392,305	30,622,470
Investment in debt securities, at fair value	5,160,938	—
Intangible assets, net of accumulated amortization of $32,024,505 and $23,812,044, respectively	77,922,708	85,131,169
Operating lease right-of-use asset	16,318,871	16,383,138
Derivative assets, at fair value	10,433,513	9,020,255
Prepaid expenses and other assets	12,855,569	9,925,732
Deferred rent receivable	11,024,231	9,251,165
Due from related party	—	576,257
Total assets	$1,150,425,346	$1,121,936,771
Liabilities and Equity
Liabilities
Loans payable, net of deferred financing costs of $4,908,977 and $4,927,048, respectively	$505,359,457	$461,841,386
Intangible liabilities, net of accumulated amortization of $5,401,510 and $3,914,404, respectively	19,784,802	21,271,908
Operating lease liability	16,318,871	16,383,138
Distributions payable	1,959,513	6,849,076
Restricted reserves	10,154,128	7,850,305
Due to related parties	5,804,547	6,496,398
Deferred revenue	2,060,529	1,233,788
Accrued interest payable	1,824,324	1,649,465
Accounts payable and accrued expenses	7,324,336	3,031,670
Total liabilities	$570,590,507	$526,607,134
Commitments and contingencies (Note 13)
Stockholders' equity
Controlling interest
Preferred stock, $0.01 par value per share, 50,000,000 shares authorized, and 0 issued and outstanding at each September 30, 2023 and December 31, 2022	—	—
Class AX common stock, $0.01 par value per share, 10,000,000 shares authorized, and 3,849,685 and 3,864,320 issued and outstanding at September 30, 2023 and December 31, 2022, respectively	38,497	38,643
Class TX common stock, $0.01 par value per share, 5,000,000 shares authorized, and 262,749 and 719,803 issued and outstanding at September 30, 2023 and December 31, 2022, respectively	2,627	7,198
Class IX common stock, $0.01 par value per share, 5,000,000 shares authorized, and 1,205,743 and 1,222,180 issued and outstanding at September 30, 2023 and December 31, 2022, respectively	12,057	12,222
Class T common stock, $0.01 par value per share, 100,000,000 shares authorized, and 1,455,806 and 1,280,789 issued and outstanding at September 30, 2023 and December 31, 2022, respectively	14,558	12,809
Class S common stock, $0.01 par value per share, 20,000,000 shares authorized, and 7,049 issued and 6,910 outstanding at each September 30, 2023 and December 31, 2022, respectively	70	69
Class D common stock, $0.01 par value per share, 60,000,000 shares authorized, and 671,079 issued and 531,864 outstanding at each September 30, 2023 and December 31, 2022, respectively	6,711	5,318
Class I common stock, $0.01 par value per share, 200,000,000 shares authorized, and 7,792,994 and 7,582,500 issued and outstanding at September 30, 2023 and December 31, 2022, respectively	77,930	75,825
Additional paid-in capital	391,335,568	389,390,600
Retained earnings/accumulated deficit and cumulative distributions	(79,130,719)	(55,143,655)
Accumulated other comprehensive income/(loss)	1,043,351	902,026
Total controlling interest	313,400,650	335,301,055
Non-controlling interests in subsidiaries	266,434,189	260,028,582
Total stockholders' equity	579,834,839	595,329,637
Total liabilities and stockholders' equity	$1,150,425,346	$1,121,936,771

See accompanying notes to consolidated financial statement

CANTOR FITZGERALD INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2023	2022	2023	2022
Revenues:
Rental revenues	$18,317,618	$17,330,005	$52,668,092	$45,144,433
Preferred return income	247,079	497,409	733,179	1,124,978
Income from mezzanine loan investment	263,614	260,073	782,052	771,545
Other property operating revenues	5,368,341	2,252,930	13,925,680	5,014,789
Total revenues	24,196,652	20,340,417	68,109,003	52,055,745
Operating expenses (income):
General and administrative expenses	83,141	955,092	5,042,233	5,366,582
Depreciation and amortization	8,864,011	8,726,798	26,073,497	23,653,088
Management fees	1,785,342	1,537,186	5,315,672	3,992,129
Property operating expenses	9,402,718	7,154,108	26,214,147	15,602,185
Total operating expenses	20,135,212	18,373,184	62,645,549	48,613,984
Other income (expense):
Income/(loss) from investments in real estate-related assets	98,888	(13,673)	148,370	(440,521)
Interest income	256,824	31,830	836,721	43,195
Net (loss) from investment in debt securities, at fair value	(3,287)	—	(3,287)	—
Interest expense	(5,966,346)	(4,813,811)	(16,367,891)	(11,869,832)
Total other income (expense)	(5,613,921)	(4,795,654)	(15,386,087)	(12,267,158)
Net income (loss)	$(1,552,481)	$(2,828,421)	$(9,922,633)	$(8,825,397)
Net income (loss) attributable to non-controlling interest	(1,349,572)	(1,746,010)	(3,553,591)	(3,943,611)
Net income (loss) attributable to common stockholders	$(202,909)	$(1,082,411)	$(6,369,042)	$(4,881,786)
Weighted average shares outstanding	15,601,208	14,124,372	15,702,959	12,547,410
Net income (loss) per common share - basic and diluted	$(0.01)	$(0.08)	$(0.41)	$(0.39)

See accompanying notes to consolidated financial statements

CANTOR FITZGERALD INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2023	2022	2023	2022
Net income (loss)	$(1,552,481)	$(2,828,421)	$(9,922,633)	$(8,825,397)
Other comprehensive income (loss)
Unrealized gain (loss) on derivative instruments	1,919,774	3,000,710	1,413,257	9,515,232
Comprehensive income (loss)	367,293	172,289	(8,509,376)	689,835
Amounts attributable to noncontrolling interests
Net income (loss)	(1,349,572)	(1,746,010)	(3,553,591)	(3,943,611)
Unrealized gain (loss) on derivative instruments	1,727,796	2,700,639	1,271,932	8,563,709
Comprehensive income (loss) attributable to noncontrolling interests	378,224	954,629	(2,281,659)	4,620,098
Comprehensive income (loss) attributable to common stockholders	$(10,931)	$(782,340)	$(6,227,717)	$(3,930,263)

See accompanying notes to consolidated financial statements

CANTOR FITZGERALD INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

	Controlling Interest
																Retained Earnings/
	Common Stock														Additional	Accumulated Deficit and	Accumulated Other	Non-	Total
	Class AX		Class TX		Class IX		Class I		Class T		Class D		Class S		Paid-In	Cumulative	Comprehensive	controlling	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Distributions	Income/(loss)	interest	Equity
Balance as of January 1, 2022	3,441,219	$34,412	1,319,066	$13,191	1,203,025	$12,030	2,707,306	$27,073	555,074	$5,551	275,596	$2,756	4,362	$44	$238,954,331	$(30,111,852)	$(15,771)	$145,019,828	$353,941,593
Common stock	180,600	1,807	(180,740)	(1,808)	—	—	1,653,108	16,531	185,212	1,851	103,726	1,037	—	—	49,994,745	—	—	—	50,014,163
Common stock repurchased	(47,476)	(475)	(14,299)	(143)	—	—	(1,000)	(10)	(1,227)	(12)	(5,154)	(52)	—	—	(1,783,734)	—	—	—	(1,784,426)
Distribution reinvestment	19,135	191	6,561	66	6,467	65	10,167	102	1,467	15	1,460	15	1	—	1,145,760	—	—	—	1,146,214
Offering costs, commissions and fees	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(500,907)	—	—	—	(500,907)
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(3,655,372)	—	(1,215,143)	(4,870,515)
Distributions declared on common stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(4,004,633)	—	—	(4,004,633)
Designated derivatives, fair value adjustments	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	386,763	3,480,870	3,867,633
Acquired or syndicated ownership interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	3,191,427	—	—	—	3,191,427
Non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(7,885,953)	(7,885,953)
Balance as of March 31, 2022	3,593,478	$35,935	1,130,588	$11,306	1,209,492	$12,095	4,369,581	$43,696	740,526	$7,405	375,628	$3,756	4,363	$44	$291,001,622	$(37,771,857)	$370,992	$139,399,602	$393,114,596
Common stock	110,803	1,108	(110,888)	(1,109)	—	—	1,638,929	16,390	173,607	1,737	38,744	388	2,374	23	48,626,353	—	—	—	48,644,890
Common stock repurchased	(24,365)	(244)	(15,358)	(154)	(1,646)	(16)	(2,997)	(30)	(4,280)	(43)	(738)	(7)	—	—	(1,298,992)	—	—	—	(1,299,486)
Distribution reinvestment	20,064	201	5,486	55	6,462	64	16,544	165	2,037	20	1,619	16	1	—	1,358,795	—	—	—	1,359,316
Offering costs, commissions and fees	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(557,473)	—	—	—	(557,473)
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(144,003)	—	(982,458)	(1,126,461)
Distributions declared on common stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(4,795,482)	—	—	(4,795,482)
Designated derivatives, fair value adjustments	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	264,689	2,382,200	2,646,889
Acquired or syndicated ownership interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	59,088,495	59,088,495
Balance as of June 30, 2022	3,699,980	$37,000	1,009,828	$10,098	1,214,308	$12,143	6,022,057	$60,221	911,890	$9,119	415,253	$4,153	6,738	$67	$339,130,305	$(42,711,342)	$635,681	$199,887,839	$497,075,284
Common stock	106,893	1,069	(106,973)	(1,070)	—	—	1,033,522	10,335	173,503	1,735	60,013	599	—	—	33,667,640	—	—	—	33,680,308
Common stock repurchased	(70,198)	(702)	(30,031)	(300)	(3,730)	(37)	(27,026)	(270)	(3,813)	(38)	(21,037)	(210)	—	—	(4,096,865)	—	—	—	(4,098,422)
Distribution reinvestment	20,810	208	4,600	46	6,499	65	22,008	220	2,735	27	1,866	19	8	—	1,547,192	—	—	—	1,547,777
Offering costs, commissions and fees	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(906,770)	—	—	—	(906,770)
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,082,411)	—	(1,746,010)	(2,828,421)
Distributions declared on common stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(5,457,924)	—	—	(5,457,924)
Designated derivatives, fair value adjustments	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	300,071	2,700,639	3,000,710
Acquired or syndicated ownership interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	65,426,883	65,426,883
Balance as of September 30, 2022	3,757,485	$37,575	877,424	$8,774	1,217,077	$12,171	7,050,561	$70,506	1,084,315	$10,843	456,095	$4,561	6,746	$67	$369,341,502	$(49,251,677)	$935,752	$266,269,351	$587,439,425

	Controlling Interest
																Retained Earnings/
	Common Stock														Additional	Accumulated Deficit and	Accumulated Other	Non-	Total
	Class AX		Class TX		Class IX		Class I		Class T		Class D		Class S		Paid-In	Cumulative	Comprehensive	controlling	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Distributions	Income/(loss)	interest	Equity
Balance as of January 1, 2023	3,864,320	$38,643	719,803	$7,198	1,222,180	$12,222	7,582,500	$75,825	1,280,789	$12,809	531,864	$5,318	6,910	$69	$389,390,600	$(55,143,655)	$902,026	$260,028,582	$595,329,637
Common stock	120,869	1,209	(120,959)	(1,209)	—	—	691,739	6,917	171,609	1,715	112,705	1,127	—	—	26,154,932	—	—	—	26,164,691
Common stock repurchased	(105,744)	(1,057)	(9,682)	(97)	(5,798)	(58)	(251,928)	(2,519)	(43,413)	(434)	(6,643)	(66)	—	—	(11,211,168)	—	—	—	(11,215,399)
Distribution reinvestment	20,019	200	3,112	31	6,136	61	27,502	275	4,291	43	2,313	23	20	—	1,695,335	—	—	—	1,695,968
Offering costs, commissions and fees	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(401,701)	—	—	—	(401,701)
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(5,374,841)	—	(1,274,533)	(6,649,374)
Distributions declared on common stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(5,802,997)	—	—	(5,802,997)
Designated derivatives, fair value adjustments	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(162,277)	(1,460,487)	(1,622,764)
Non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(3,425,858)	(3,425,858)
Balance as of March 31, 2023	3,899,464	$38,995	592,274	$5,923	1,222,518	$12,225	8,049,813	$80,498	1,413,276	$14,133	640,239	$6,402	6,930	$69	$405,627,998	$(66,321,493)	$739,749	$253,867,704	$594,072,203
Common stock	113,548	1,135	(113,661)	(1,137)	—	—	178,724	1,787	72,838	728	43,822	439	938	10	7,785,979	—	—	—	7,788,941
Common stock repurchased	(185,899)	(1,859)	(8,551)	(86)	(11,399)	(114)	(414,620)	(4,146)	(42,710)	(427)	(14,545)	(145)	(880)	(9)	(17,307,376)	—	—	—	(17,314,162)
Distribution reinvestment	21,675	217	2,681	27	6,150	62	26,960	270	5,420	54	2,644	26	26	—	1,696,851	—	—	—	1,697,507
Offering costs, commissions and fees	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(143,679)	—	—	—	(143,679)
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(791,292)	—	(929,486)	(1,720,778)
Distributions declared on common stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(5,897,027)	—	—	(5,897,027)
Designated derivatives, fair value adjustments	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	111,625	1,004,622	1,116,247
Non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	15,632,761	15,632,761
Balance as of June 30, 2023	3,848,788	$38,488	472,743	$4,727	1,217,269	$12,173	7,840,877	$78,409	1,448,824	$14,488	672,160	$6,722	7,014	$70	$397,659,773	$(73,009,812)	$851,374	$269,575,601	$595,232,013
Common stock	191,210	1,912	(191,456)	(1,914)	—	—	278,491	2,784	44,981	450	1,982	20	—	—	8,215,751	—	—	—	8,219,003
Common stock repurchased	(213,095)	(2,131)	(20,656)	(207)	(17,925)	(180)	(354,934)	(3,549)	(44,023)	(440)	(5,991)	(60)	—	—	(16,157,962)	—	—	—	(16,164,529)
Distribution reinvestment	22,782	228	2,118	21	6,399	64	28,560	286	6,024	60	2,928	29	35	—	1,722,929	—	—	—	1,723,617
Offering costs, commissions and fees	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(104,923)	—	—	—	(104,923)
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(202,909)	—	(1,349,572)	(1,552,481)
Distributions declared on common stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(5,917,998)	—	—	(5,917,998)
Designated derivatives, fair value adjustments	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	191,977	1,727,797	1,919,774
Non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(3,519,637)	(3,519,637)
Balance as of September 30, 2023	3,849,685	$38,497	262,749	$2,627	1,205,743	$12,057	7,792,994	$77,930	1,455,806	$14,558	671,079	$6,711	7,049	$70	$391,335,568	$(79,130,719)	$1,043,351	$266,434,189	$579,834,839

See accompanying notes to consolidated financial statements

CANTOR FITZGERALD INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months
	Ended September 30,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$(9,922,633)	$(8,825,397)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	26,764,578	24,231,528
(Gain)/loss from investments in real estate-related assets	(148,370)	440,521
Amortization of above-market lease intangibles	147,284	147,284
Amortization of below-market lease intangibles	(1,467,008)	(1,196,857)
Unrealized loss from investment in debt securities	40,787	—
Changes in assets and liabilities:
Proceeds from investments in real estate-related assets	378,535	326,054
(Increase) in deferred rent receivable	(1,773,066)	(2,856,075)
Decrease in accrued preferred return receivable	—	81,018
Decrease in accrued income from mezzanine loan investment	—	72,498
(Increase) in prepaid expenses and other assets	(2,929,837)	(4,549,428)
Decrease in due to related parties	59,528	4,615,058
(Increase) in due from related party	—	(235,482)
Increase in deferred revenue	826,741	327,770
(Decrease) in distribution payable	—	(410,919)
Increase in restricted reserves	2,303,823	3,210,354
(Decrease)/increase in accounts payable and accrued expenses	(2,735,125)	66,752
Increase in accrued interest payable	174,859	720,077
Net cash provided by operating activities	11,720,096	16,164,756
Cash flows from investing activities:
Acquisition of real estate	(1,101,684)	(110,109,644)
Purchase of investment in debt securities	(5,201,725)	—
Cash used in investing activities	(6,303,409)	(110,109,644)
Cash flows from financing activities:
Borrowings under credit facility	21,000,000	6,500,000
Proceeds from issuance of common stock, net	41,347,210	131,348,167
Distributions	(17,390,494)	(10,371,651)
Payments for redemptions of common stock	(37,666,299)	(6,881,829)
Non-controlling interest distributions	(10,399,966)	(6,549,155)
Payment of deferred financing costs	(673,010)	(1,934,171)
Syndicated ownership interest	—	3,191,427
Net cash (used in)/provided by financing activities	(3,782,559)	115,302,788
Net increase in cash and cash equivalents and restricted cash	1,634,128	21,357,900
Cash and cash equivalents and restricted cash, at beginning of period	38,533,421	19,026,144
Cash and cash equivalents and restricted cash, at end of period	$40,167,549	$40,384,044
Reconciliation of cash and cash equivalents and restricted cash
Cash and cash equivalents	$30,816,300	$33,731,533
Restricted cash	9,351,249	6,652,511
Total cash and cash equivalents and restricted cash	$40,167,549	$40,384,044
Supplemental disclosure of cash flow information:
Cash paid for interest	$15,781,284	$10,766,300
Non-cash investing and financing activities:
Distribution reinvestment	$5,117,092	$4,053,307
Distributions payable	$1,949,984	$4,123,160
Assumption of loans payable in conjunction with acquisitions of real estate	$22,500,000	$115,731,250
Acquired non-controlling interests	$19,087,232	$132,570,081

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

On February 2, 2016, the Company was capitalized with a $200,001 investment by the Company’s sponsor, Cantor Fitzgerald Investors, LLC (“CFI”) through the purchase of 8,180 Class A shares. In addition, a wholly owned subsidiary of CFI, Cantor Fitzgerald Income Trust OP Holdings, LLC, formerly known as Rodin Global Property Trust OP Holdings, LLC, (the “Special Unit Holder”), has invested $1,000 in the Operating Partnership and has been issued a special class of limited partnership units (“Special Units”), which is recorded as a non-controlling interest on the consolidated balance sheet as of September 30, 2023. The Company registered with the Securities and Exchange Commission (“SEC”) an offering of up to $1.25 billion in shares of common stock, consisting of up to $1.0 billion in shares in the Company’s primary offering (the “Primary Offering”) and up to $250 million in shares pursuant to its distribution reinvestment plan (the “DRP”, and together with the Primary Offering, the “Initial Offering”). On May 18, 2017, the Company satisfied the minimum offering requirement as a result of CFI’s purchase of $2.0 million in Class I shares (the “Minimum Offering Requirement”). On March 20, 2020, the Company filed a registration statement on Form S-11 with the SEC for a proposed second public offering (the “Follow-On Offering”). Subsequently, on July 31, 2020, the Company terminated the Primary Offering but is continuing to offer up to $50.0 million of common stock pursuant to the DRP. On August 10, 2020, the SEC declared the Follow-On Offering effective. In the Follow-On Offering, the Company is offering up to $1 billion in shares of common stock in a primary offering on a best efforts basis and $250 million in shares of common stock to be issued pursuant to the DRP. On July 30, 2020, the Company, amended its charter (as amended, the “Charter”) to redesignate its currently issued and outstanding Class A shares of common stock, Class T shares of common stock and Class I shares of common stock as “Class AX Shares,” “Class TX Shares” and “Class IX Shares,” respectively. In addition, on July 30, 2020, as set forth in the Charter, the Company has reclassified the authorized but unissued portion of its common stock into four additional classes of common stock: Class T Shares, Class S Shares, Class D Shares, and Class I Shares. The Class AX shares, Class TX shares and Class IX shares generally have the same rights, including voting rights, as the Class T shares, Class S shares, Class D shares and Class I shares that the Company is offering pursuant to the Follow-On Offering. On August 9, 2023, the Company filed a registration statement on Form S-11 with the SEC for a proposed third public offering (the "Third Offering"). In the Third Offering, the Company intends to offer up to $1 billion in shares of common stock in a primary offering on a best efforts basis and $250 million in shares of common stock to be issued pursued to a distribution reinvestment plan. On August 8, 2023, the Company's board of directors extended the Follow-On Offering until the effective date of the registration statement of the Third Offering (Refer to Note 9 – Stockholders’ Equity).

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

As of September 30, 2023, the Company owned the following investments:

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
•
An investment in $7,500,000 of investment-grade rated (BBB/Fitch; BBB/Kroll) Class D BMO 2023-5C1 commercial mortgage-backed securities ("CMBS") with a 4.00% coupon. The Company paid $0.69 on the dollar for the securities.

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

Note 2 – Summary of Significant Accounting Policies

Other than the following, during the nine months ended September 30, 2023, there were no significant changes made to the Company’s significant accounting policies.

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

The Company evaluates all of its investments in real estate-related assets to determine if they are VIEs utilizing judgments and estimates that are inherently subjective. If different judgments or estimates were used for these evaluations, it could result in differing conclusions as to whether or not an entity is a VIE and whether or not to consolidate such entity. As of September 30, 2023 and December 31, 2022, the Company concluded that it had investments in VIEs. Refer to Note 11 — Variable Interest Entities for additional information.

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

Deferred Rent Receivable

Deferred rent receivable represents rent earned in excess of rent received as a result of straight-lining rents over the terms of the leases on the FM Property, the CO Property, the Lewisville Property, the SF Property, the Buchanan Property, the DST, the Madison Ave Property, the Valencia Property, the De Anza Property, the Fisher Road Property, the ON3 Property, and the Mount Comfort Land in accordance with ASC Topic 842, Leases. As of September 30, 2023 and December 31, 2022, Deferred rent receivable was $11,024,231 and $9,251,165, respectively.

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

The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate assets may not be recoverable. Impairment indicators that the Company considers include, but are not limited to, bankruptcy or other credit concerns of a property’s major tenant, such as a history of late payments, rental concessions and other factors, a significant decrease in a property’s revenues due to lease terminations, vacancies, co-tenancy clauses, reduced lease rates or other circumstances. When indicators of potential impairment are present, the Company assesses the recoverability of the assets by determining whether the carrying amount of the assets will be recovered through the undiscounted future cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying amount, the Company will adjust the real estate assets to their respective fair values and recognize an impairment loss. Generally, fair value is determined using a discounted cash flow analysis and recent comparable sales transactions. As of September 30, 2023 and December 31, 2022, no impairment losses have been identified.

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

Income recognition is suspended for a mezzanine loan investment at the earlier of the date at which payments become 90-days past due or when, in the opinion of management, a full recovery of income and principal becomes doubtful. When the ultimate collectability of the principal of an impaired mezzanine loan investment is in doubt, all payments are applied to principal under the cost recovery method. When the ultimate collectability of the principal of an impaired mezzanine loan investment is not in doubt, contractual income from mezzanine loan is recorded as income from mezzanine loan when received, under the cash basis method until an accrual is resumed when the mezzanine loan investment becomes contractually current and performance is demonstrated to be resumed. A mezzanine loan investment is written off when it is no longer realizable and/or legally discharged. Pursuant to the adoption of the CECL accounting standards, the Company has made an accounting policy election not to measure an allowance for credit losses on accrued interest receivable amounts as the Company writes-off the uncollectible accrued interest receivable balance in a timely manner. As of September 30, 2023 and December 31, 2022, no credit impairment losses have been identified.

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

Income recognition is suspended for a preferred equity investment at the earlier of the date at which payments become 90-days past due or when, in the opinion of management, a full recovery of income and principal becomes doubtful. When the ultimate collectability of the principal of an impaired preferred equity investment is in doubt, all payments are applied to principal under the cost recovery method. When the ultimate collectability of the principal of an impaired preferred equity investment is not in doubt, contractual preferred return income is recorded as preferred return income when received, under the cash basis method until an accrual is resumed when the preferred return investment becomes contractually current and performance is demonstrated to be resumed. A preferred return investment is written off when it is no longer realizable and/or legally discharged. Pursuant to the adoption of the CECL accounting standards, the Company has made an accounting policy election not to measure an allowance for credit losses on accrued interest receivable amounts as the Company writes-off the uncollectible accrued interest receivable balance in a timely manner. As of September 30, 2023 and December 31, 2022, no credit impairment losses have been identified.

Unconsolidated Equity Method Investments

The Company performs consolidation analysis in accordance with ASC Topic 810, Consolidation, as described in the “Variable Interest Entities” section of this Note 2. The Company has determined, as a result of its analysis, that it is not the primary beneficiary of its investment in the Station DST, and therefore has not consolidated the entity. The Company has accounted for its investment in the Station DST, which is controlled and managed by CFI, under the equity method of accounting, and included within Investments in real estate-related assets on the Company’s consolidated balance sheet. In accordance with ASC Topic 323, Investments-Equity Method and Joint Ventures, the Company is able to exercise significant influence over this investee. Under the equity method, the investment is adjusted each period for capital contributions and distributions and its share of the entity’s net income (loss). Capital contributions, distributions and net income (loss) of such entity is recorded in accordance with the terms of the governing documents. An allocation of net income (loss) may differ from the stated ownership percentage interest in such entity as a result of preferred returns and allocation formulas, if any, as described in such governing documents. Investments in real estate-related assets are periodically reviewed for impairment based on projected cash flows from the underlying investment. If an impairment is identified, the carrying value of the investment will be reduced to the anticipated recoverable amount. As of September 30, 2023 and December 31, 2022, no impairment has been identified.

Investments in Debt Securities, at Fair Value

Commercial Mortgage-Backed Securities

As of September 30, 2023, the Company's investment in debt securities consisted of CMBS, which are securities backed by one or more mortgage loans secured by real estate assets, corporate bonds, term loans, mezzanine loans, and other debt issued by real estate-related companies or secured by real estate assets. These financial instruments are reported at fair value. CMBS debt securities are presented at fair value in the Company’s consolidated balance sheets. Interest income and changes in fair value of these debt securities are recognized as net gains (losses) from investment in debt securities in the Company’s consolidated statements of operations. During the three and nine months ended September 30, 2023, the Company recognized a net loss of $3,287 on these securities. The Company generally determines the fair value of its investments in debt securities by utilizing third-party pricing service providers whenever available.

In determining the fair value of a particular investment, pricing service providers may use broker-dealer quotations. The broker-dealers' internal models for securities generally consider the attributes applicable to a particular class of security (e.g., credit rating, seniority), current market data, and estimated cash flows for each security, as applicable. Refer to Note 7 – Investment in Debt Securities, at fair value and Note 14 – Fair Value Measurement for additional information.

As of December 31, 2022, the Company had no investment in debt securities.

Deferred Financing Costs

Costs incurred in connection with obtaining financing are capitalized and amortized over the term of the related loan on a straight-line basis, which approximates the effective interest method. The carrying value of the deferred financing costs at September 30, 2023 and December 31, 2022 was $4,908,977 and $4,927,048, respectively, which is net of accumulated amortization of $1,985,611 and $1,294,530, respectively, and recorded as an offset to the related debt. For the nine months ended September 30, 2023 and September 30, 2022, amortization of deferred financing costs was $691,081 and $578,440, respectively, and for the three months ended September 30, 2023 and September 30, 2022, amortization of deferred financing costs was $241,024 and $215,895, respectively, and is included in Interest expense on the accompanying consolidated statements of operations.

Revenue Recognition

Rental revenue is recognized on a straight-line basis over the life of the respective leases.

Preferred return income from the Company’s preferred equity investment is recognized when earned and accrued based on the outstanding investment balance.

Income from mezzanine loan investment is recognized when earned and accrued based on the outstanding loan balance.

Income from CMBS is recognized on an accrual basis along with any changes in the fair value. The changes in fair value are reflected as an adjustment to net loss from investment in debt securities.

Other Property Operating Revenues

Other property operating revenues include tenant reimbursement income and revenues received from tenants to cover utilities and other amenities. The tenant reimbursement income is derived from certain property operating expenses, including real estate taxes and insurance, among others, which are paid by the Company and are reimbursed by the tenants of the Company’s properties pursuant to the terms of the respective leases. These reimbursements and other revenues received from tenants are reflected as Other property operating revenues in the accompanying consolidated statements of operations, which, for the nine months ended September 30, 2023 and September 30, 2022 was $13,925,680 and $5,014,789, respectively, and for three months ended September 30, 2023 and September 30, 2022 was $5,368,341 and $2,252,930, respectively.

Property Operating Expenses

Certain property operating expenses, including real estate taxes and insurance, among others, are paid by the Company and may be reimbursed by the tenants of the Company’s properties pursuant to the terms of the respective leases. These expenses incurred are reflected as Property operating expenses in the accompanying consolidated statements of operations, which for the nine months ended September 30, 2023 and September 30, 2022 was $26,214,147 and $15,602,185, respectively, and for the three months ended September 30, 2023 and September 30, 2022 was $9,402,718 and $7,154,108, respectively.

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

Deferred Revenue

Deferred revenue represents unearned rent received in advance from tenants at certain of the Company’s properties, which at September 30, 2023 and December 31, 2022 were $2,060,529 and $1,233,788, respectively.

Distribution Payable

Distribution payable is comprised of amounts of distributions declared by the Company but not yet paid and accrued distributions relating to the Performance Participation Allocation (as defined below in Note 9 – Stockholder’s Equity).

Also included within distribution payable is $9,530 due to certain specific affiliates, including the Sponsor, who are entitled to distributions based on their indirect equity interest in the Summerfield DST (as further described in Note 10 – Related Party Transactions). As of September 30, 2023, return of capital distributions were and are derived from net escrow break proceeds from the syndication of the Summerfield DST beneficial interest offering, with the related proceeds held and reported in cash and cash equivalents on the accompanying consolidated balance sheet.

As of September 30, 2023 and December 31, 2022 the aggregate total amount of distribution payable reported by the Company were $1,959,513 and $6,849,076, respectively.

Restricted Reserves

Restricted reserves are comprised of amounts received from tenants at certain of the Company’s properties for recoverable property operating expenses to be paid by the Company on behalf of the tenants, pursuant to the terms of the respective lease arrangements, which at September 30, 2023 and December 31, 2022 were $10,154,128 and $7,850,305, respectively.

Due to Related Parties

Due to related parties is comprised of amounts contractually owed by the Company for various services provided to the Company from related parties, which at September 30, 2023 and December 31, 2022 were $5,804,547 and $6,496,398, respectively (See Note 10 – Related Party Transactions).

Organization and Offering Costs

The Advisor has agreed to pay, on behalf of the Company, all organizational and offering costs (including legal, accounting, and other costs attributable to the Company’s organization and offering, but excluding upfront selling commissions, dealer manager fees and distribution fees) (“O&O Costs”) through the first anniversary of the date on which the Company satisfied the Minimum Offering Requirement, which was May 18, 2018 (the “Escrow Break Anniversary”). After the Escrow Break Anniversary, the Advisor, in its sole discretion, may pay some or all of the additional O&O Costs incurred, but is not required to do so. To the extent the Advisor pays such additional O&O Costs, the Company is obligated to reimburse the Advisor subject to the 1% Cap (as defined below). Following the Escrow Break Anniversary, the Company began reimbursing the Advisor for payment of O&O Costs on a monthly basis, which continued through the period ended May 18, 2021; provided, however, that the Company was not obligated to pay any amounts that as a result of such payment would cause the aggregate payments for O&O Costs (less selling commissions, dealer manager fees and distribution fees) paid to the Advisor to exceed 1% of gross proceeds from all the Company’s public offerings (the “1% Cap”), as of such payment date. Any amounts not reimbursed in any period are included in determining any reimbursement liability for a subsequent period. As of September 30, 2023, the Advisor has continued to pay all O&O Costs on behalf of the Company.

As of September 30, 2023 and December 31, 2022, the Advisor has incurred O&O Costs on the Company’s behalf of $13,437,380 and $12,613,362, respectively. As of September 30, 2023, the Company satisfied its obligation to reimburse the Advisor for O&O Costs. As of December 31, 2022, the Company was obligated to reimburse the Advisor for O&O Costs in the amount of $61,210, which is included within Due to related parties in the accompanying consolidated balance sheets. As of both September 30, 2023 and December 31, 2022, organizational costs of $90,675, were expensed and offering costs of $3,978,102 and $3,811,650, respectively, were charged to stockholders’ equity. As of September 30, 2023 and December 31, 2022, the Company has made reimbursement payments of $4,068,777 and $3,841,115, respectively, to the Advisor for O&O Costs incurred.

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

Earnings Per Share

Basic net income (loss) per share of common stock is determined by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is determined by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period, including common stock equivalents. As of September 30, 2023 and December 31, 2022, there were no material common stock equivalents that would have a dilutive effect on net income (loss) per share for common stockholders. All classes of common stock are allocated net income (loss) at the same rate per share.

For the three and nine months ended September 30, 2023, both basic and diluted net loss per share was $(0.01) and $(0.41). For the three and nine months ended September 30, 2022, both basic and diluted net loss per share was $(0.08) and $(0.39).

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

Note 3 – Investment in Real Estate

Investment in real estate, net consisted of the following at September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
Building and building improvements	$893,738,612	$855,590,033
Land	108,980,432	105,444,095
Total	1,002,719,044	961,034,128
Accumulated depreciation	(56,569,382)	(38,540,964)
Investment in real estate, net	$946,149,662	$922,493,164

As of September 30, 2023, the Company owned interests in 19 real properties and a plot of land as described below:

Portfolio	Ownership Percentage	Location	Number of Properties	Square Feet/ Acre	Remaining Lease Term(1)	Annualized Rental Income(3)	Acquisition Date	Purchase Price(4)
Walgreens Grand Rapids ("GR Property")	100%	Grand Rapids, MI	1	14,552	13.8 years(2)	$500,000	July 2017	$7,936,508
Daimler Trucks North America Office Building ("FM Property")	100%	Fort Mill, SC	1	150,164	5.3 years	$2,670,638	February 2018	$40,000,000
Alliance Data Systems Office Building ("CO Property")	100%	Columbus, OH	1	241,493	9.0 years	$3,362,844	July 2018	$46,950,000
Hoya Optical Labs of America ("Lewisville Property")	100%	Lewisville, TX	1	89,473	4.8 years	$937,060	November 2018	$14,120,000
Williams Sonoma Office Building ("SF Property")	75%	San Francisco, CA	1	13,907	0.0 years(6)	$0	September 2019	$11,600,000
Martin Brower Industrial Buildings ("Buchanan Property")	100%	Phoenix, AZ	1	93,302	8.5 years	$1,083,444	November 2019	$17,300,000
Multifamily Residential Property ("Keller Property")	97%	Carrolton, TX	1	255,627	multiple(5)	$5,638,361	February 2021	$56,500,000
Multifamily Residential Property ("Summerfield Property")	25%	Landover, MD	1	452,876	multiple(5)	$10,595,447	March 2021	$115,500,000
Amazon Last Mile Cleveland ("Madison Ave Property")	100%	Cleveland, OH	1	168,750	7.5 years	$1,555,254	May 2021	$30,800,000
Valencia California ("Valencia Property")	10%	Santa Clarita, CA	1	180,415	12.3 years	$5,323,193	July 2021	$92,000,000
De Anza Plaza Office Buildings ("De Anza Property")	100%	Cupertino, CA	1	83,959	7.8 years	$4,206,056	July 2021	$63,750,000
Multifamily Residential Property ("Kacey Property")	10%	Kingwood, TX	1	296,991	multiple(5)	$5,341,050	November 2021	$67,000,000
Multifamily Residential Property ("Industry Property")	10%	Columbus, OH	1	187,678	multiple(5)	$4,772,799	December 2021	$81,000,000
Mars Petcare Dry/Cold Storage Facility ("Fisher Road Property")	100%	Columbus, OH	1	465,256	3.7 years	$2,984,877	March 2022	$58,000,000
Multifamily Residential Property ("Longmire Property")	96.46%	Conroe, TX	1	231,720	multiple(5)	$3,211,114	April 2022	$43,400,000
Office Tower ("ON3 Property")	10%	Nutley, NJ	1	332,818	15.3 years	$7,245,828	April 2022	$131,667,000
Multifamily Residential Property ("West End Property")	10%	Lenexa, KS	1	299,813	multiple(5)	$5,166,260	August 2022	$69,375,000
Multifamily Residential Property ("Palms Property")	10%	Houston, TX	1	222,672	multiple(5)	$4,010,775	August 2022	$48,000,000
Land ("Mount Comfort Land")	100%	Greenfield, IN	0	1 - acre	12.5 years	$53,140	October 2022	$445,000
Multifamily Residential Property ("Pearland Property")	5%	Pearland, TX	1	219,624	multiple(5)	$4,383,498	June 2023	$40,500,000

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
(6)
The lease with William Sonoma expired on December 31, 2021. As of November 13, 2023, the SF Property is vacant.

Note 4 - Intangibles

The amortization of acquired above-market and/or below-market leases is recorded as an adjustment to Rental revenue on the consolidated statements of operations. For the nine months ended September 30, 2023 and September 30, 2022, the net amount of such amortization was included as an increase to rental income of $1,319,724 and $1,049,573, respectively. For the three months ended September 30, 2023 and September 30, 2022, the net amount of such amortization was included as an increase to rental income of $439,909 and $439,907, respectively.

The amortization of in-place leases is recorded as an adjustment to Depreciation and amortization expense on the consolidated statements of operations. For the nine months ended September 30, 2023 and September 30, 2022, the net amount of such amortization was $7,280,892 and $8,491,890, respectively. For the three months ended September 30, 2023 and September 30, 2022, the amount of such amortization was $2,410,482 and $2,944,013, respectively.

The amortization of tax abatement on property improvements is recorded as an adjustment to Depreciation and amortization expense on the consolidated statements of operations. For both the nine months ended September 30, 2023 and September 30, 2022, the net amount of such amortization was $784,286. For both the three months ended September 30, 2023 and September 30, 2022 the net amount of such amortization was $261,429.

As of September 30, 2023 and December 31, 2022, the gross carrying amount and accumulated amortization of the Company’s intangible assets consisted of the following:

	September 30, 2023	December 31, 2022
Intangible assets:
In-place lease intangibles	$93,194,479	$92,190,479
Above-market lease intangibles	2,112,734	2,112,734
Tax abatement on property improvements intangibles	14,640,000	14,640,000
Total intangible assets	109,947,213	108,943,213
Accumulated amortization:
In-place lease amortization	(29,524,833)	(22,243,941)
Above-market lease amortization	(582,529)	(435,246)
Tax abatement on property improvements amortization	(1,917,143)	(1,132,857)
Total accumulated amortization	(32,024,505)	(23,812,044)
Intangible assets, net	$77,922,708	$85,131,169

The estimated future amortization on the Company’s intangible assets for each of the next five years and thereafter as of September 30, 2023 is as follows:

Year	In-place Lease Intangibles	Above-market Lease Intangibles	Tax Abatement on Property Improvements	Total
2023 (remaining)	2,410,481	49,095	261,428	2,721,004
2024	8,049,017	196,378	1,045,714	9,291,109
2025	7,274,653	196,378	1,045,714	8,516,745
2026	6,526,776	196,378	1,045,714	7,768,868
2027	5,313,515	196,378	1,045,714	6,555,607
Thereafter	34,095,204	695,598	8,278,573	43,069,375
	$63,669,646	$1,530,205	$12,722,857	$77,922,708

As of September 30, 2023 and December 31, 2022, the gross carrying amount and accumulated amortization of the Company’s Intangible liabilities consisted of the following:

	September 30, 2023	December 31, 2022
Intangible liabilities:
Below-market lease intangibles	$25,186,312	$25,186,312
Accumulated amortization:
Below-market lease amortization	(5,401,510)	(3,914,404)
Intangible liabilities, net	$19,784,802	$21,271,908

The estimated future amortization on the Company’s intangible liabilities for each of the next five years and thereafter as of September 30, 2023 is as follows:

Year	Below-market Lease Intangibles
2023 (remaining)	495,702
2024	1,982,809
2025	1,982,809
2026	1,891,681
2027	1,552,556
Thereafter	11,879,245
$19,784,802

Note 5 - Five Year Minimum Rental Payments

The estimated future minimum rents the Company expects to receive for the GR Property, FM Property, CO Property, Lewisville Property, the DST Properties, Buchanan Property, Madison Ave Property, Valencia Property, De Anza Property, Fisher Road Property, ON3 Property, and Mount Comfort Land for each of the next five years and thereafter through the end of the primary term as of September 30, 2023 is as follows:

Year	GR Property	FM Property	CO Property	Lewisville Property	DST Properties	Buchanan Property	Madison Ave Property	Valencia Property	DeAnza Property	Fisher Road Property	ON3 Property	Mount Comfort Land	Total
2023 (remaining)	125,000	665,977	827,358	235,853	576,439	269,787	364,840	1,130,981	982,762	733,941	1,564,406	12,125	7,489,469
2024	500,000	2,716,467	3,321,234	943,411	2,305,756	1,079,150	1,495,845	4,659,641	3,980,591	2,968,333	6,382,778	48,712	30,401,918
2025	500,000	2,770,526	3,356,771	971,713	2,320,167	1,079,150	1,533,241	4,799,430	4,067,880	3,026,878	6,510,433	49,564	30,985,753
2026	500,000	2,826,087	3,392,689	971,713	2,421,044	1,079,150	1,571,572	4,943,413	4,179,206	3,087,361	6,640,642	50,432	31,663,309
2027	500,000	2,883,149	3,428,990	971,713	2,421,044	1,079,150	1,610,862	5,091,716	4,304,583	1,296,901	6,773,455	51,314	30,412,877
Thereafter	4,791,667	2,940,211	16,750,675	500,432	22,911,775	4,780,167	5,522,788	46,635,569	16,495,454	-	84,072,726	444,198	205,845,662
Total	$6,916,667	$14,802,417	$31,077,717	$4,594,835	$32,956,225	$9,366,554	$12,099,148	$67,260,750	$34,010,476	$11,113,414	$111,944,440	$656,345	$336,798,988

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

On October 29, 2020, the Station DST acquired the fee simple interest in a 444-unit apartment community located in Irving, Texas (the “Station DST Property”), for a total purchase price of $106 million. The purchase price was comprised of $47.1 million in equity and $58.9 million in proceeds from a mortgage loan. At September 30, 2023, the Station DST Property is 93.23% occupied.

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

The results of operations for the Company’s investments in real estate-related assets for the three and six months ended September 30, 2023 and September 30, 2022 are summarized below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Station DST	2023	2022	2023	2022
Revenues	$2,247,953	$1,863,705	$5,861,949	$5,434,679
Operating expenses	$(1,170,666)	(1,536,812)	$(3,632,383)	(7,130,689)
Other expenses, net	$(418,034)	(418,048)	$(1,240,432)	(1,240,797)
Net income (loss)	$659,253	$(91,155)	$989,134	$(2,936,807)
Net income (loss) attributable to the Company(1)	$98,888	$82,140	$148,370	$(440,521)

Note: (1) Represents the Company’s allocable share of net income based on the Company’s ownership interest in the underlying investment in real estate-related assets and is included within Income from investments in real-estate related assets on the Company’s unaudited consolidated statements of operations.

Note 7 - Investment in Debt Securities, at Fair Value

CMBS Debt Securities

On August 9, 2023, the Company made an investment in $7,500,000 of investment-grade rated Class D BMO 2023-5C1 CMBS with a 4.00% coupon. The Company paid $0.69 on the dollar for the securities.

The following table provides additional information for the Company's investment in debt securities:

September 30, 2023
Type of Security	Weighted Average Coupon	Weighted Average Maturity Date	Face Amount	Cost Basis	Fair Value
CMBS	4%	8/15/2028	$7,500,000	$5,201,725	$5,160,938
Total debt securities	4%	8/15/2028	$7,500,000	$5,201,725	$5,160,938

The following table details the interest income and unrealized loss from changes in fair value recognized for the Company's investment in debt securities at fair value:

For the Three and Nine Months Ended September 30,
2023
Interest income	$37,500
Unrealized loss from changes in fair value	(40,787)
Net (loss) from investment in debt securities	$(3,287)

Note 8 – Loans Payable

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

On July 7, 2021, in connection with the purchase of the Valencia Property, the Valencia DST entered into a loan agreement (the “Valencia Loan”) with The Northern Trust Company (the “Valencia Lender”) for an outstanding amount of $55,200,000. The Valencia Loan provides for monthly interest payments and bears interest on (i) one hundred ninety-five basis points (1.95%) or (ii) the sum of Auto LIBOR plus the Rate Margin of (1.95%), through the maturity date of July 8, 2031. Prior to the funding of the Valencia Loan, the Company entered into an interest rate swap agreement with The Northern Trust Company (the “Valencia Swap Counterparty”) which calls for the Company to pay a fixed rate of 3.39% per annum on the swap (the “Valencia Swap”) with a notional of $55,200,000 in exchange for a variable rate of LIBOR plus 195 basis points to be paid by the Valencia Swap Counterparty. On April 27, 2023, the Valencia DST amended its agreements for the Valencia Loan and the Valencia Swap to convert the interest rate to SOFR in accordance with ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848. Under the terms of the amended agreement, the Valencia Loan bears an annual interest rate of the greater of (i) one hundred ninety-five basis points (1.95%) or (ii) SOFR plus two and three hundredths of one percent (2.03%), through the maturity date of July 8, 2031. The Valencia Swap with maintain the same fixed rate of 3.39% per annum in exchange for a variable rate of SOFR plus 2.03% to be paid by the Valencia Swap Counterparty.

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

Credit Facility – Citizens Bank

On July 23, 2021, the Company, the Operating Partnership (the “Credit Facility Borrower”), the Lewisville Property SPE, the Madison Ave Property SPE, and the De Anza Property SPE, pursuant to a credit facility agreement (as amended the “Credit Facility Agreement”) with Citizens Bank, N.A., (the, “Facility Lender”) and the other lenders from time to time a party to the Credit Facility Agreement, entered into a senior secured revolving credit facility (the “Citizens Facility”) for an aggregate principal amount of $100 million. The Credit Facility Agreement provides the Credit Facility Borrower with the ability from time to time to increase the size of the aggregate commitment made under the agreement by an additional $100 million up to a total of $200 million, subject to receipt of lender commitments and other conditions. The Citizens Facility matures on July 23, 2024 and may be extended pursuant to two one-year extension options, subject to continuing compliance with the financial covenants and other customary conditions and the payment of an extension fee. On January 26, 2023, the Credit Facility Agreement was amended to reflect the transition of the interest rate from LIBOR benchmark to SOFR benchmark. At the Credit Facility Borrower’s election, borrowings under the Credit Facility Agreement will be charged interest based on (i) a term SOFR rate plus a margin ranging from 1.75% to 2.25%, or (ii) an alternative base rate plus a margin ranging from 0.75% to 1.25%, depending on the Company’s loan to value ratio. On September 29, 2023, the Credit Facility Agreement was amended to reflect the increase in the Credit Facility Borrower's borrowing capacity from $100 million to $125 million and to modify certain geographic concentration limits imposed by the Facility Lender.

Borrowings under the Credit Facility Agreement are available for general corporate purposes, including but not limited to the acquisition and operation of permitted investments. As of September 30, 2023, the Lewisville Property, the Madison Ave Property, the De Anza Property, the Longmire Property, and the Fisher Road Property were pledged as collateral properties under the Citizens Facility.

As of September 30, 2023, the amounts outstanding under the Citizens Facility were approximately $41 million.

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

As of September 30, 2023 and December 31, 2022, the Company’s Loans payable balance was $505,359,457 and $461,841,386, net of deferred financing costs, respectively. As of September 30, 2023 and December 31, 2022, deferred financing costs were $4,908,977 and $4,927,048, net of accumulated amortization of $1,985,611 and $1,294,530, respectively, which has been accounted for within Interest expense on the consolidated statements of operations.

Information on the Company’s Loans payable as of September 30, 2023 and December 31, 2022 is as follows:

Description	September 30, 2023
	GR Property	FM Property	CO Property	DST Properties	Buchanan Property	Keller Springs Property	Summerfield Property	Valencia Property	Credit Facility	Kacey Property	Industry Property	ON3 Property	West End Property	Palms Property	Pearland Property	Total
Principal amount of loans	$4,500,000	$21,000,000	$26,550,000	$22,495,184	$9,600,000	$31,277,000	$76,575,000	$55,200,000	$41,000,000	$40,640,000	$43,200,000	$66,731,250	$29,000,000	$20,000,000	$22,500,000	$510,268,434
Less: Deferred financing costs, net of accumulated amortization of $1,985,611	(30,947)	(97,394)	(155,915)	(207,416)	(62,127)	(247,450)	(164,724)	(693,744)	(575,968)	(308,645)	(371,466)	(825,674)	(396,779)	(347,684)	(423,044)	(4,908,977)
Loans payable, net of deferred financing costs and amortization	$4,469,053	$20,902,606	$26,394,085	$22,287,768	$9,537,873	$31,029,550	$76,410,276	$54,506,256	$40,424,032	$40,331,355	$42,828,534	$65,905,576	$28,603,221	$19,652,316	$22,076,956	$505,359,457

Description	December 31, 2022
	GR Property	FM Property	CO Property	DST Property	Buchanan Property	Keller Springs Property	Summerfield Property	Valencia Property	Credit Facility	Kacey Property	Industry Property	ON3 Property	West End Property	Palms Property	Total
Principal amount of loans	$4,500,000	$21,000,000	$26,550,000	$22,495,184	$9,600,000	$31,277,000	$76,575,000	$55,200,000	$20,000,000	$40,640,000	$43,200,000	$66,731,250	$29,000,000	$20,000,000	$466,768,434
Less: Deferred financing costs, net of accumulated amortization of $1,294,530	(37,094)	(111,249)	(168,933)	(226,562)	(67,430)	(272,397)	(181,140)	(760,499)	(655,325)	(336,894)	(405,113)	(897,571)	(430,026)	(376,815)	(4,927,048)
Loans payable, net of deferred financing costs and amortization	$4,462,906	$20,888,751	$26,381,067	$22,268,622	$9,532,570	$31,004,603	$76,393,860	$54,439,501	$19,344,675	$40,303,106	$42,794,887	$65,833,679	$28,569,974	$19,623,185	$461,841,386

For the nine months ended September 30, 2023 and September 30, 2022, the Company incurred $17,044,375 and $12,441,046, respectively, of interest expense, and for the three months ended September 30, 2023 and September 30, 2022 the Company incurred $6,149,303 and $4,980,227, respectively, of interest expense, which is included within Interest expense on the consolidated statements of operations. As of September 30, 2023 and December 31, 2022, $1,824,324 and $1,649,465 respectively, was unpaid and is recorded as accrued interest payable on the Company’s consolidated balance sheets. All of the unpaid interest expense accrued as of September 30, 2023 and December 31, 2022 was paid during October 2023 and January 2023, respectively.

Also included within Interest expense on the consolidated statements of operations is amortization of deferred financing costs, which, for the nine months ended September 30, 2023 and September 30, 2022, was $691,081 and $578,440, respectively. For the three months ended September 30, 2023 and September 30, 2022, was $241,024 and $215,895, respectively.

The following table presents the future principal payments due under the Company’s loan agreements as of September 30, 2023:

Year	Amount
2023 (remaining)	—
2024	41,000,000
2025	—
2026	22,495,184
2027	4,500,000
Thereafter	442,273,250
Total	$510,268,434

Note 9 – Stockholders’ Equity

Initial Public Offering

On October 17, 2016, the Company filed a registration statement with the SEC on Form S-11 in connection with the Initial Offering of up to $1.25 billion in shares of common stock, consisting of up to $1.0 billion in shares in its Primary Offering and up to $250 million in shares pursuant to its DRP. The registration statement was subsequently declared effective on March 23, 2017. On May 18, 2017, the Company satisfied the Minimum Offering Requirement for the Initial Offering as a result of CFI’s purchase of $2.0 million in Class I shares. On March 20, 2020, the Company filed a second registration statement on Form S-11 with the SEC for the Follow-On Offering. Subsequently, on July 31, 2020, the Company terminated the Primary Offering but is continuing to offer up to $50.0 million of common stock pursuant to the DRP pursuant to a Registration Statement on Form S-3. On August 10, 2020, the SEC declared the Follow-On Offering effective. In the Follow-On Offering, the Company is offering up to $1 billion in shares of common stock in a primary offering on a best efforts basis and $250 million in shares of common stock to be issued pursued to the DRP. Additionally, on July 30, 2020, the Company amended its charter (as amended, the “Charter”) to redesignate its issued and outstanding classes of common stock. As described in the Company’s Second Articles of Amendment to Second Articles of Amendment and Restatement, the Company has redesignated its currently issued and outstanding Class A shares of common stock, Class T shares of common stock and Class I shares of common stock as “Class AX Shares,” “Class TX Shares” and “Class IX Shares,” respectively. This change has not impacted the rights associated with the Class A shares. Class T shares and Class I Shares. In addition, on July 30, 2020, as set forth in the Charter, the Company has reclassified the authorized but unissued portion of its common stock into four additional classes of common stock: Class T Shares, Class S Shares, Class D Shares, and Class I Shares. On August 9, 2023, the Company filed a registration statement on Form S-11 with the SEC for a proposed third public offering (the "Third Offering"). In the Third Offering, the Company intends to offer up to $1 billion in shares of common stock in a primary offering on a best efforts basis and $250 million in shares of common stock to be issued pursued to a distribution reinvestment plan. On August 8, 2023, the Company's board of directors extended the Follow-On Offering until the effective date of the registration statement of the Third Offering.

As of September 30, 2023, the Company’s total number of authorized shares was 400,000,000, consisting of 10,000,000 of Class AX authorized common shares, 5,000,000 of Class TX authorized common shares, 5,000,000 of Class IX authorized common shares, 100,000,000 of Class T authorized common shares, 20,000,000 of Class S authorized common shares, 60,000,000 of Class D authorized common shares, and 200,000,000 of Class I authorized common shares. The Class AX Shares, Class D Shares, Class I Shares, Class IX Shares, Class S Shares, Class T Shares and Class TX Shares have the same voting rights and rights upon liquidation, although distributions are expected to differ due to the distribution fees payable with respect to Class D Shares, Class S Shares, Class T Shares and Class TX Shares, which will reduce distributions to the holders of such classes of shares.

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

As of September 30, 2023, the Company had 15,236,925 shares of its common stock outstanding (consisting of 3,841,505 Class AX Shares, 262,749 Class TX Shares, 1,205,743 Class IX Shares, 7,792,994 Class I Shares, 1,455,806 Class T Shares, 671,079 Class D shares, and 7,049 Class S shares) in the Offerings.

As of December 31, 2022, the Company had 15,200,186 shares of its common stock outstanding (consisting of 3,856,140 Class AX Shares, 719,803 Class TX Shares, 1,222,180 Class IX Shares, 7,582,500 Class I Shares, 1,280,789 Class T Shares, 531,864 Class D Shares and 6,910 Class S Shares) in the Offerings.

As of September 30, 2023, the Company had aggregate net proceeds of $380,839,943 in the Offerings. As of December 31, 2022, the Company had aggregate net proceeds $379,069,729 in the Offerings. The aggregate net proceeds consists of gross proceeds less distribution fees, O&O Cost, and redemptions.

Distributions

The Company’s board of directors has authorized, and the Company has declared, distributions for the period September 1, 2020 through November 1, 2023 in an amount equal to $0.004234973 per day (or approximately $1.55 on an annual basis) per each share of common stock, less, for holders of certain classes of shares, the distribution fees that are payable with respect to such classes of shares as further described in the applicable prospectus. The distributions are payable by the 5th business day following each month end to stockholders of record at the close of business each day during the prior month.

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

As of September 30, 2023 and December 31, 2022, the Company has declared distributions of $68,418,822 and $50,800,798, respectively, of which $1,949,984 and $1,965,999, respectively, was unpaid as of the respective reporting dates and has been recorded as distributions payable on the accompanying consolidated balance sheets. All of the unpaid distributions as of September 30, 2023 and December 31, 2022 were paid during October 2023 and January 2023, respectively. As of September 30, 2023 and December 31, 2022, distributions reinvested pursuant to the Company’s DRP were $21,153,691 and $16,036,600, respectively.

Redemptions

Stockholders are eligible to have their shares repurchased by the Company pursuant to the Amended SRP (as defined below).

In connection with the Follow-On Offering, the Company’s board of directors approved the second amendment and restatement of the Company’s share repurchase program (the “Amended SRP”) on July 27, 2020 and effective August 31, 2020. Repurchases of shares under the Amended SRP are made on a monthly basis. Subject to the limitations of and restrictions provided for in the Amended SRP, and subject to funds being available, shares repurchased under the Amended SRP are repurchased at the transaction price in effect on the date of repurchase, which, generally will be a price equal to the NAV per share applicable to the class of shares being repurchased and most recently disclosed by the Company in a public filing with the SEC. Under the Amended SRP, the Company may repurchase during any calendar month shares of its common stock whose aggregate value (based on the repurchase price per share in effect when the repurchase is effected) is 2% of the aggregate NAV as of the last calendar day of the previous month and during any calendar quarter whose aggregate value (based on the repurchase price per share in effect when the repurchase is effected) is up to 5% of the Company’s aggregate NAV as of the last calendar day of the prior calendar quarter. As of September 30, 2023 and September 30, 2022, the Company's repurchases have not exceeded 2% of the previous month's aggregate NAV nor 5% of the quarterly aggregate NAV.

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

During the three and nine months ended September 30, 2023, the Company repurchased 656,624 and 1,758,437 shares, in the amount of $16,164,529 and $44,694,090, respectively, $7,027,791 of which were outstanding at September 30, 2023. Subsequently, $7,005,008 of the outstanding repurchases were paid during October 2023 while $22,783 remained outstanding.

During the three and nine months ended September 30, 2022, the Company repurchased 155,835 and 274,375 shares, in the amount of $4,098,422 and $7,182,334, respectively, $985,827 of which were outstanding at September 30, 2022. The amount outstanding at September 30, 2022 were paid during October 2022.

Non-controlling Interest

Special Unit Holder

The Special Unit Holder has invested $1,000 in the Operating Partnership and has been issued a special class of limited partnership units as part of the overall consideration for the services to be provided by the Advisor. In addition, the Special Unit Holder is entitled to receive a performance participation distribution from the Operating Partnership, subject to certain terms and calculations as defined within the amended Operating Partnership agreement. Such allocation (the “Performance Participation Allocation”) is paid in cash annually and accrued monthly. As of September 30, 2023, the Special Unit Holder is entitled to $9,553,541, pursuant to the Performance Participation Allocation, which has been paid in full by the Company as of the first quarter of 2023. The Special Unit Holder investment in the Operating Partnership, including the Performance Participation Allocation, have been recorded as components of Non-controlling interests in subsidiaries on the consolidated balance sheets as of September 30, 2023 and December 31, 2022, respectively.

Non-controlling interest in the SF Property SPE

Based on the Company’s consolidation analysis, which was performed in accordance with ASC 810 as described in the “Variable Interest Entities” section of Note 2 — Summary of Significant Accounting Policies, management has determined that the Company is the primary beneficiary of the SF Property SPE. Accordingly, the Company has consolidated the SF Property SPE. As of September 30, 2023, the Company’s ownership interest in the SF Property SPE was 75%, and Graham Street Realty ("GSR") interest was 25%. GSR’s total ownership interest of $2,742,681 has been recorded as a component of Non-controlling interests in subsidiaries on the Company’s unaudited consolidated balance sheet as of September 30, 2023.

Non-controlling interest in the Keller Property SPE

Based on the Company’s consolidation analysis, which was performed in accordance with ASC 810 as described in the “Variable Interest Entities” section of Note 2 — Summary of Significant Accounting Policies, management has determined that the Company is the primary beneficiary of the Keller Property SPE. Accordingly, the Company has consolidated the Keller Property SPE. As of September 30, 2023, the Company’s ownership interest in the Keller Property SPE was 97%, and other parties’ interest was 3%. The other parties’ total ownership interest of $438,944 has been recorded as a component of Non-controlling interests in subsidiaries on the Company’s unaudited consolidated balance sheet as of September 30, 2023.

Non-controlling interest in Summerfield DST

Based on the Company’s consolidation analysis, which was performed in accordance with ASC 810 as described in the “Variable Interest Entities” section of Note 2 — Summary of Significant Accounting Policies, management has determined that the Company is the primary beneficiary of the Summerfield DST. Accordingly, the Company has consolidated the Summerfield DST. As of September 30, 2023, the Company’s ownership interest in the Summerfield DST was 25%, and other parties’ interest was 75%. The other parties’ total ownership interest of $26,542,243 has been recorded as a component of Non-controlling interests in subsidiaries on the Company’s unaudited consolidated balance sheet as of September 30, 2023.

In connection with the acquisition of the Summerfield Property, a wholly owned subsidiary of the Operating Partnership entered a joint venture (the “Summerfield MT JV”) between the wholly owned subsidiary of the Operating Partnership and affiliates of Hamilton Zanze (“HZ”). As of September 30, 2023, the Company’s ownership interest in the Summerfield MT JV was 90%, and HZ’s interest was 10%. HZ’s total ownership interest of $85,262 has been recorded as a component of Non-controlling interests in subsidiaries on the Company’s unaudited consolidated balance sheet as of September 30, 2023.

Non-controlling interest in Valencia DST

Based on the Company’s consolidation analysis, which was performed in accordance with ASC 810 as described in the “Variable Interest Entities” section of Note 2 — Summary of Significant Accounting Policies, management has determined that the Company is the primary beneficiary of the Valencia DST. Accordingly, the Company has consolidated the Valencia DST. As of September 30, 2023, the Company’s ownership interest in the Valencia DST was 10% and other parties’ interest was 90%. The other parties’ total ownership interest of $41,624,495 has been recorded as a component of Non-controlling interests in subsidiaries on the Company’s unaudited consolidated balance sheet as of September 30, 2023.

Non-controlling interest in Kacey DST

Based on the Company’s consolidation analysis, which was performed in accordance with ASC 810 as described in the “Variable Interest Entities” section of Note 2 – Summary of Significant Accounting Policies, management has determined that the Company is the primary beneficiary of the Kacey DST. Accordingly, the Company has consolidated the Kacey DST. As of September 30, 2023, the Company’s ownership interest in the Kacey DST was 10% and other parties’ interest was 90%. The other parties’ total ownership interest of $20,688,045 has been recorded as a component of Non-controlling interests in subsidiaries on the Company’s consolidated balance sheet as of September 30, 2023.

In connection with the acquisition of the Kacey Property, a wholly owned subsidiary of the Operating Partnership entered a joint venture (the “Kacey MT JV”) between the wholly owned subsidiary of the Operating Partnership and affiliates of CAF Capital Partners (“CAF”), an unrelated third party. As of September 30, 2023, the Company’s ownership interest in the Kacey MT JV was 92.5%, and CAF’s interest was 7.5%. CAF’s total ownership interest of $88,129 has been recorded as a component of Non-controlling interests in subsidiaries on the Company’s consolidated balance sheet as of September 30, 2023.

Non-controlling interest in Industry DST

Based on the Company’s consolidation analysis, which was performed in accordance with ASC 810 as described in the “Variable Interest Entities” section of Note 2 – Summary of Significant Accounting Policies, management has determined that the Company is the primary beneficiary of the Industry DST. Accordingly, the Company has consolidated the Industry DST. As of September 30, 2023, the Company’s ownership interest in the Industry DST was 10% and other parties’ interest was 90%. The other parties’ total ownership interest of $29,254,530 has been recorded as a component of non-controlling interests in subsidiaries on the Company’s consolidated balance sheet as of September 30, 2023.

In connection with the acquisition of the Industry Property, a wholly owned subsidiary of the Operating Partnership entered a joint venture (the “Industry MT JV”) between the wholly owned subsidiary of the Operating Partnership and affiliates of BH Equities, LLC (“BH”). As of September 30, 2023, the Company’s ownership interest in the Industry MT JV was 90% and BH’s interest was 10%. BH’s total ownership interest of $30,368 has been recorded as a component of Non-controlling interests in subsidiaries on the Company’s consolidated balance sheet as of September 30, 2023.

Non-controlling interest in the DST

On November 23, 2021, the Company, through the Operating Partnership and the DST entered into a managing broker-dealer agreement, (the “DST Dealer Manager Agreement”), with the Dealer Manager, pursuant to which the Dealer Manager agreed to conduct a private placement offering, (the “DST Offering”), of up to $21,620,000 of the DST’s beneficial interest representing 100% of the interests to third party investors on a “best efforts” basis. As of September 30, 2023, the DST has received gross proceeds of $21,620,000 from the DST Offering.

Based on the Company’s consolidation analysis, which was performed in accordance with ASC 810 as described in the “Variable Interest Entities” section of Note 2 – Summary of Significant Accounting Policies, management has determined that the Company is the primary beneficiary of the DST. Accordingly, the Company has consolidated the DST. As of September 30, 2023, the other parties’ interest was 100%. The other parties’ total ownership interest of $12,248,987 has been recorded as a component of Non-controlling interests in subsidiaries on the Company’s consolidated balance sheet as of September 30, 2023.

Non-Controlling interest in Longmire Property SPE

Based on the Company’s consolidation analysis, which was performed in accordance with ASC 810 as described in the “Variable Interest Entities” section of Note 2 – Summary of Significant Accounting Policies, management has determined that the Company is the primary beneficiary of the Longmire Property SPE. Accordingly, the Company has consolidated the Longmire Property SPE. As of September 30, 2023, the Company’s ownership interest in the Longmire Property SPE was 96.46% and CAF’s interest was 3.54%. CAF’s total ownership interest of $812,715 has been recorded as a component of Non-controlling interests in subsidiaries on the Company’s consolidated balance sheet as of September 30, 2023.

Non-controlling interest in ON3 DST

Based on the Company’s consolidation analysis, which was performed in accordance with ASC 810 as described in the “Variable Interest Entities” section of Note 2 – Summary of Significant Accounting Policies, management has determined that the Company is the primary beneficiary of the ON3 DST. Accordingly, the Company has consolidated the ON3 DST. As of September 30, 2023, the Company’s ownership interest in the ON3 DST was 10% and other parties’ interest was 90%. The other parties’ total ownership interest of $57,971,149 has been recorded as a component of Non-controlling interests in subsidiaries on the Company’s consolidated balance sheet as of September 30, 2023.

Non-controlling interest in West End DST

Based on the Company’s consolidation analysis, which was performed in accordance with ASC 810 as described in the “Variable Interest Entities” section of Note 2 – Summary of Significant Accounting Policies, management has determined that the Company is the primary beneficiary of the West End DST. Accordingly, the Company has consolidated the West End DST. As of September 30, 2023, the Company's ownership interest in the West End DST was 10% and other parties' interest was 90%. The other parties' total ownership interest of $38,088,210 has been recorded as a component of Non-controlling interests in subsidiaries on the Company's consolidated balance sheet as of September 30, 2023.

In connection with the acquisition of the West End Property, a wholly owned subsidiary of the Operating Partnership entered a joint venture (the “West End MT JV”) between the wholly owned subsidiary of the Operating Partnership and affiliates of BH. As of September 30, 2023, the Company’s ownership interest in the West End MT JV was 90% and BH’s interest was 10%. BH’s total ownership interest of $43,537 has been recorded as a component of Non-controlling interests in subsidiaries on the Company’s consolidated balance sheet as of September 30, 2023.

Non-controlling interest in Palms DST

Based on the Company’s consolidation analysis, which was performed in accordance with ASC 810 as described in the “Variable Interest Entities” section of Note 2 – Summary of Significant Accounting Policies, management has determined that the Company is the primary beneficiary of the Palms DST. Accordingly, the Company has consolidated the Palms DST. As of September 30, 2023, the Company's ownership interest in the Palms DST was 10% and other parties' interest was 90%. The other parties' total ownership interest of $26,843,421 has been recorded as a component of Non-controlling interests in subsidiaries on the Company's consolidated balance sheet as of September 30, 2023.

In connection with the acquisition of the Palms Property, a wholly owned subsidiary of the Operating Partnership entered a joint venture (the “Palms MT JV”) between the wholly owned subsidiary of the Operating Partnership and affiliates of CAF. As of September 30, 2023, the Company's ownership interest in the Palms MT JV was 90% and CAF's interest was 10%. CAF's total ownership interest of $346 has been recorded as a component of Non-controlling interests in subsidiaries on the Company's consolidated balance sheet as of September 30, 2023.

Non-controlling interest in Pearland DST

Based on the Company's consolidation analysis, which was performed in accordance with ASC 810 as described in the "Variable Interest Entities" section of Note 2 – Summary of Significant Accounting Policies, management has determined that the Company is the primary beneficiary of the Pearland DST. Accordingly, the Company has consolidated the Pearland DST. As of September 30, 2023, the Company's ownership interest in the Pearland DST was 5% and other parties' interest was 95%. The other parties' total ownership interest of $18,441,044 has been recorded as a component of Non-controlling interests in subsidiaries on the Company's consolidated balance sheet as of September 30, 2023.

In connection with the acquisition of the Pearland Property, a wholly owned subsidiary of the Operating Partnership entered a joint venture (the "Pearland MT JV") between the wholly owned subsidiary of the Operating Partnership and affiliates of CAF. As of September 30, 2023, the Company's ownership interest in the Pearland MT JV was 90% and CAF's interest was 10%. CAF's total ownership interest of $42,624 has been recorded as a component of Non-controlling interests in subsidiaries on the Company's consolidated balance sheet as of September 30, 2023.

Note 10 – Related Party Transactions

Jointly Owned Investments

As of September 30, 2023, the Company owned interests in ten jointly owned investments with some or all of the remaining interest held by affiliates of the Advisor. Subsequently after each acquisition, the interests held by the affiliates of the Advisor have been sold back to the Company or/and syndicated to third party investors through a private placement offering, The Company consolidates nine of these joint ventures as the primary beneficiary and accounts for the one remaining investment under the equity method of accounting. Refer to the “Variable Interest Entities” section of Note 2 – Summary of Significant Accounting Policies for further information on the Company’s VIE policy.

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

Fees and Expenses

The Company and the Advisor entered into an amended and restated advisory agreement, dated as of June 29, 2018, as amended by amendment no. 1 (“Amendment No. 1”) to amended and restated advisory agreement, dated and effective as of September 28, 2019 (the “Advisory Agreement”). On June 26, 2019, the Company’s board of directors approved the renewal of the Advisory Agreement upon terms identical to those in effect for an additional one-year term commencing on June 29, 2019 through June 29, 2020. The purpose of Amendment No. 1 was to amend the monthly asset management fee from one-twelfth of 1.25% of the cost of the Company’s investments at the end of the month to one-twelfth of 1.20% of the Company’s most recently disclosed NAV. On August 10, 2020, the Company entered into the Second Amended and Restated Advisory Agreement (the “Amended Advisory Agreement”) with the Advisor and the Operating Partnership. Under the Amended Advisory Agreement, acquisition and disposition fees, including specified property management and oversight fees and refinancing coordination fees, previously payable to the Advisor under the prior advisory agreement were eliminated, although the Advisor continues to be entitled to reimbursement for acquisition and disposition expenses. Under the Amended Advisory Agreement, the Advisor will continue to be paid a fixed asset management fee equal to 1.20% of NAV per annum payable monthly. Further, under the Amended Advisory Agreement, the 1% Cap for reimbursement will be calculated based on 1% of gross offering proceeds from all of the Company’s public offerings (including the Initial Offering) as of such payment date. On each of August 10, 2023, 2022, and 2021, the Amended Advisory Agreement was renewed for an additional one-year term, upon terms identical to those in effect. Pursuant to the Amended Advisory Agreement, and subject to certain restrictions and limitations, the Advisor is responsible for managing the Company's affairs on a day-to-day basis and for identifying, originating, acquiring and managing investments on behalf of the Company. For providing such services, the Advisor receives the following fees and reimbursements from the Company.

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

As of September 30, 2023 and December 31, 2022, the Advisor had incurred $13,437,380 and $12,613,362, respectively, of O&O Costs (other than upfront selling commissions, dealer manager fees and distribution fees) on behalf of the Company. The amount of the Company’s obligation is limited to the 1% Cap less any reimbursement payments made by the Company to the Advisor for O&O Costs incurred, which, at September 30, 2023 and December 31, 2022, is $0 and $61,210, respectively, and is included within Due to related parties in the accompanying consolidated balance sheets. As of both September 30, 2023 and December 31, 2022, organizational costs of $90,675, were expensed and offering costs of $3,978,102 and $3,811,650, respectively, were charged to stockholders’ equity. As of September 30, 2023 and December 31, 2022, the Company has made reimbursement payments of $4,068,777 and $3,841,115, respectively, to the Advisor for O&O Costs incurred. As of September 30, 2023, the Advisor has continued to pay all O&O Costs on behalf of the Company.

Asset Management Fees. Asset management fees are due to the Advisor. Asset management fees payable to the Advisor consist of monthly fees equal to one-twelfth of 1.20% of the Company’s most recently disclosed NAV.

For the nine months ended September 30, 2023, and September 30, 2022, the Company incurred asset management fees of $3,590,045 and $2,745,623, respectively, and for the three months ended September 30, 2023 and September 30, 2022, the Company incurred asset management fees of $1,160,138 and $1,066,872, respectively. The asset management fee related to the month of August and September 2023 of $766,637 was unpaid as of September 30, 2023 and has been included within Due to related parties on the consolidated balance sheet. The amount of asset management fees incurred by the Company during the applicable period is included in the calculation of the limitation of operating expenses pursuant to the 2%/25% Guidelines (as defined and described below).

Other Operating Expenses. Effective April 1, 2018, the Advisory Agreement (i) includes limitations with regards to the incurrence of and additional limitations on reimbursements of operating expenses and (ii) clarifies the reimbursement and expense timing and procedures, including potential reimbursement of unreimbursed operating expenses.

Pursuant to the terms of the Advisory Agreement (which subsequently were incorporated into the Amended Advisory Agreement as defined above), the Company is obligated to reimburse the Advisor for certain operating expenses. Beginning October 1, 2018, the Company was subject to the limitation that it generally may not reimburse the Advisor for any amounts by which the total operating expenses at the end of the four preceding fiscal quarters exceeds the greater of (i) 2% of average invested assets (as defined in the Advisory Agreement) and (ii) 25% of net income other than any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of investments for that period (the “2%/25% Guidelines”). If the Company’s independent directors determine that all or a portion of such amounts in excess of the limitation are justified based on certain factors, the Company may reimburse amounts in excess of the limitation to the Advisor. In addition, beginning on October 1, 2018, the Company may request any operating expenses that were previously reimbursed to the Advisor in prior or future periods in excess of the limitation to be remitted back to the Company. As for September 30, 2023, the Company has reimbursed $6,305,141 of the operating expense reimbursement obligation to the Advisor and has accrued but not reimbursed $5,033,894 in operating expenses pursuant to the Advisory Agreement, which represents the current operating expense reimbursement obligation to the Advisor.

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

As of September 30, 2023, the total amount of unreimbursed operating expenses was $13,397,316. This includes operating expenses incurred by the Advisor on the Company’s behalf which have not been invoiced to the Company and also amounts invoiced to the Company by the Advisor but not yet reimbursed (“Unreimbursed Operating Expenses”). The amount of operating expenses incurred by the Advisor during the nine months ended September 30, 2023 and September 30, 2022 which were not invoiced to the Company amounted to $2,758,860 and $1,928,028, respectively.

Property Management Fees. The Company may engage the Advisor or an affiliate to serve as a property manager with respect to a particular property. The Company will pay the Advisor property management fees for such services. For the nine months ended September 30, 2023 and September 30, 2022, the Company incurred property management fees of $1,725,628 and $1,246,506, respectively, and for the three months ended September 30, 2023 and September 30, 2022, the Company incurred property management fees of $625,205 and $470,313, respectively. The property management fees incurred during the month of September 30, 2023 of $100,459 was unpaid as of September 30, 2023 and have been included within Due to related parties on the consolidated balance sheet.

Leasing Commissions. If the Advisor or an affiliate is the Company’s primary leasing agent, then the Company will pay customary leasing fees in amount that is usual and customary in that geographic area for that type of property. As of September 30, 2023 and December 31, 2022, no such amounts have been incurred by the Company.

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

As of September 30, 2023, the likelihood, probability and timing of each of the possible occurrences or events listed in the preceding sentences (i) and (ii) in the above paragraph are individually and collectively uncertain. Additionally, whether or not the Company will have fully invested the proceeds from Initial Offering and also whether the Company’s stockholders will have received, or are deemed to have received, in the aggregate, cumulative distributions equal to their invested capital plus a 6% cumulative, non-compound annual pre-tax return on such invested capital at the time of any such occurrence or event is also uncertain. As of both September 30, 2023 and December 31, 2022, CFI has paid Sponsor Support totaling $5,374,526 which will be subject to reimbursement by the Company to CFI in the event of these highly conditional circumstances.

The following summarizes the fees payable to the Dealer Manager:

Distribution Fees. Under the Dealer Manager Agreements, distribution fees are payable to the Dealer Manager with respect to the Company’s Class TX Shares, Class T Shares, Class S Shares and Class D Shares, all or a portion of which may be re-allowed by the Dealer Manager to participating broker-dealers. Under the IPO Dealer Manager Agreement, the distribution fees for Class TX Shares accrue daily and are calculated on outstanding Class TX Shares issued in the Primary Offering in an amount equal to 1.0% per annum of (i) the gross offering price per Class TX Share in the Primary Offering, or (ii) if the Company is no longer offering Class TX Shares in a public offering, the most recently published per share NAV of Class TX Shares. Under the Follow-On Dealer Manager Agreement, the Company has agreed to pay the Dealer Manager (a) with respect to the Class T Shares and Class S Shares, a distribution fee in an annual amount equal to 0.85% of the aggregate NAV of the outstanding Class T Shares and Class S Shares, as applicable, and (b) with respect to the Class D Shares, a distribution fee in an annual amount equal to 0.25% of the aggregate NAV of the outstanding Class D Shares. The distribution fees are payable monthly in arrears and are paid on a continuous basis from year to year. During the nine months ended September 30, 2023 and September 30, 2022, the Company paid distribution fees of $338,998 and $333,292, respectively. As of September 30, 2023 and December 31, 2022, the Company has incurred a liability of $2,049 and $115,960, respectively, which is included within Due to related parties on the consolidated balance sheets, $31,413 and $26,660, respectively, of which was due as of September 30, 2023 and December 31, 2022 and paid during October 2023 and January 2023, respectively.

Selling Commissions. Selling commissions payable to the Dealer Manager in the Initial Offering consisted of (i) up to 1% of gross offering proceeds paid by CFI for Class AX Shares and Class TX Shares and, (ii) up to 5% and 2% of gross offering proceeds from the sale of Class AX Shares and Class TX Shares, respectively. No selling commissions were payable with respect to Class IX Shares. Selling commissions in the Follow-On Offering consist of 3% and 3.5% of gross offering proceeds from the sale of Class T Shares and Class S Shares, respectively. All or a portion of such selling commissions may be re-allowed to participating broker-dealers. No selling commissions will be payable with respect to Class D and Class I shares. For the nine months ended September 30, 2023 and the year ended December 31, 2022, the Company incurred $220,749 and $533,826 of selling commissions, respectively, which is included within Additional paid-in capital on the consolidated balance sheets. At both September 30, 2023 and December 31, 2022, $1,182,925 of Sponsor Support, has been recorded and has been reimbursed by CFI. No Sponsor Support payment was due at September 30, 2023, as Sponsor Support ended with the termination of the Primary Offering.

Dealer Manager Fees. Dealer manager fees payable to the Dealer Manager in the Initial Offering consisted of up to 3.0% of gross offering proceeds from the sale of Class AX Shares and Class TX Shares sold in the Primary Offering and up to 1.5% of gross offering proceeds from the sale of Class IX Shares sold in the Primary Offering, all of which were paid by CFI. A portion of such dealer manager fees may be re-allowed to participating broker-dealers as a marketing fee. Dealer Manager fees payable to the Dealer Manager in the Follow-On Offering consist of up to 0.5% of gross offering proceeds from the sale of Class T Shares sold in the primary portion of the Follow-On Offering. No dealer manager fees will be payable with respect to Class S Shares, Class D Shares and Class I Shares. For the nine months ended September 30, 2023 and the year ended December 31, 2022, the Company recorded $38,014 and $95,970 of dealer manager fees, respectively, which is included within Additional paid-in capital on the consolidated balance sheets. As of both September 30, 2023 and December 31, 2022, all of the Sponsor Support related to dealer manager fees has been recorded and $4,191,601, has been reimbursed by CFI. No Sponsor Support payment was due at September 30, 2023, as Sponsor Support ended with the termination of the Primary Offering.

The following table summarizes the above mentioned fees and expenses incurred by the Company and amounts of investment funding due by the Company for the nine months ended September 30, 2023:

		Due to related parties as of	Nine months ended September 30, 2023		Due to related parties as of
Type of Fee or Reimbursement	Financial Statement Location	December 31, 2022	Incurred	Paid	September 30, 2023
Management Fees
Asset management fees	Management fees	$399,962	$3,590,045	$3,223,370	$766,637
Property management and oversight fees	Management fees	78,981	1,725,628	1,704,150	100,459
Organization, Offering and Operating Expense Reimbursements
Operating expenses(1)	General and administrative expenses	5,504,855	4,040,832	5,300,602	4,245,085
Expense reimbursement(2)	Cash and Cash Equivalents	33,000	354,887	—	387,887
Offering costs(3)	Additional paid-in capital	61,210	166,453	227,663	—
Commissions and Fees
Selling commissions and dealer manager fees, net	Additional paid-in capital	—	258,763	258,763	—
Distribution fees(4)	Additional paid-in capital	115,960	225,087	338,998	2,049
Investment Funding
Distribution due(5)	Additional paid-in capital	202,430	—	—	202,430
Application fee reimbursement(6)	Investment in real estate, net	100,000	—	—	100,000
Total		$6,496,398	$10,361,695	$11,053,546	$5,804,547

Note: (1) As of September 30, 2023, the Advisor has incurred, on behalf of the Company, a total of $13,397,316 in Unreimbursed Operating Expenses, including a total of $2,758,860 for the nine months ended September 30, 2023 for which the Advisor has not invoiced the Company for reimbursement. The total amount of Unreimbursed Operating Expenses may, in future periods, be subject to reimbursement by the Company pursuant to the terms of the Advisory Agreement. The amount incurred includes certain federal and blue sky registration fees due from the advisor.

(2) Reflects funding from CFI and affiliates of CFI to cover overdraft fees in connection with the Summerfield Property, the Fisher Road Property, and the Keller Springs Property. Also reflects a tax reimbursement owed to affiliates of CFI in connection with the West End Property.

(3) As of September 30, 2023, the Advisor has incurred, on behalf of the Company, a total of $13,437,380 of O&O Costs, of which the Company’s obligation is limited to $0, pursuant to the 1% Cap.

(4) The incurred amount reflects the change in accrual.

(5) Reflects distribution amount owed by the Company to the CF Keller Holdings LLC.

(6) Reflects amounts owed to CFI from the Company in relation to the loan application deposit for the ON3 Property.

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

As of September 30, 2023, CFI has invested $6,650,001 in the Company through the purchase of 262,262 shares (8,180 Class AX Shares for an aggregate purchase price of $200,001, 183,157 Class IX Shares for an aggregate purchase price of $4,582,280, and 70,925 Class I Shares for an aggregate purchase price of $1,867,720). CFI purchased 125,157 of the Class IX Shares in the amount of $3,132,280 pursuant to the Distribution Support Agreement, which provides that in certain circumstances where the Company’s cash distributions exceed the Company’s modified funds from operations, CFI will purchase up to $5.0 million of Class IX Shares (including the $2.0 million of shares purchased in order to satisfy the Minimum Offering Requirement) at the then current offering price per Class IX Share net of dealer manager fees to provide additional cash to support distributions to the Company’s stockholders. On August 10, 2020, the Company and CFI entered into the Amended Distribution Support Agreement to ensure that the Company has a sufficient amount of funds to pay cash distributions to stockholders during the Follow-On Offering. CFI purchased 70,925 of the Class I Shares in the amount of $1,867,720 pursuant to the Amended Distribution Support Agreement, which provides that in the event that cash distributions exceed MFFO, CFI will purchase Class I Shares from the Company in the Follow-On Offering in an amount equal to the distribution shortfall, up to $5 million (less the $2.0 million of shares purchased by CFI in order to satisfy the Minimum Offering Requirement and any shares purchased by CFI pursuant to the Distribution Support Agreement in the Initial Offering). As of September 30, 2023, CFI has fulfilled its obligation under the Distribution Support Agreement.

Sponsor Support

The Company’s sponsor, CFI, is a Delaware limited liability company and an affiliate of CFLP. CFI has paid a portion of selling commissions and all of the dealer manager fees, up to a total of 4% of gross offering proceeds from the sale of Class AX Shares and Class TX Shares, as well as 1.5% of gross offering proceeds from the sale of Class IX Shares, incurred in connection with the Initial Offering. The Company will reimburse such expenses (i) immediately prior to or upon the occurrence of a liquidity event, including (A) the listing of the Company’s common stock on a national securities exchange or (B) a merger, consolidation or a sale of substantially all of the Company’s assets or any similar transaction or any transaction pursuant to which a majority of the Company’s board of directors then in office are replaced or removed, or (ii) upon the termination of the Amended Advisory Agreement by the Company or by the Advisor. In each such case, the Company only will reimburse CFI after the Company has fully invested the proceeds from the Initial Offering and the Company’s stockholders have received, or are deemed to have received, in the aggregate, cumulative distributions equal to their invested capital plus a 6% cumulative, non-compounded annual pre-tax return on such invested capital. As of September 30, 2023, CFI has paid Sponsor Support totaling $5,374,526.

Note 11 - Variable Interest Entities

As of September 30, 2023 and December 31, 2022, certain VIEs have been identified. In regard to the Company’s investment in the SF Property, the Keller Property, the Summerfield Property, the Valencia Property, the Kacey Property, the DST, the Industry Property, the Longmire Property, the ON3 Property, the West End Property, the Palms Property, and the Pearland Property, the Company has determined itself to be the primary beneficiary because the Company has a significant variable interest in and control over the SF Property, Keller Property, and a controlling interest in the Summerfield Property, the Valencia Property, the Kacey Property, the DST, the Industry Property, the Longmire Property, the ON3 Property, the West End Property, the Palms Property, and the Pearland Property. Therefore, the Company has consolidated the SF Property, the Keller Property, the Summerfield Property, the Valencia Property, the Kacey Property, the DST, the Industry Property, the Longmire Property, the ON3 Property, the West End Property, the Palms Property, and the Pearland Property. In regard to the Company’s investment in the Station DST, the Company has determined itself not to be the primary beneficiary, because the Company does not have a significant variable interest in and control over the Station DST. Therefore, the Company has not consolidated the Station DST. The Company’s maximum exposure to loss from its interest in an unconsolidated VIE as of September 30, 2023 is $5,992,305 related to its investment in a real estate-related asset, the Station DST. Refer to Note 6 - Investments in Real Estate-Related Assets for additional information.

Note 12 – Economic Dependency

The Company is dependent on the Advisor and its affiliates for certain services that are essential to the Company, including the sale of the Company’s shares of capital stock, acquisition and disposition decisions and certain other responsibilities. In the event that the Advisor is unable or unwilling to provide such services, the Company would be required to find alternative service providers.

Note 13 – Commitments and Contingencies

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

For lessees, the lease accounting standard ASC 842, Leases requires the lessee to recognize the assets and liabilities that arise from the leases. A lessee can classify a lease as either a finance lease or operating lease based on meeting certain criteria under ASC 842. In connection with the accounting standard, the Company is required to determine the incremental borrowing rate that is used as the discount rate in calculating the present value of lease payments for the duration of the lease term to measure the lease asset, Right-of-Use Asset (“ROU”) and lease liability. Given the extended lease term, estimating the incremental borrowing rate requires significant judgment from the Company. The Company has determined that the two ground leases qualify as operating leases. As of September 30, 2023 and December 31, 2022, the Company has $16,318,871 and $16,383,138 of ROU, respectively, and $16,318,871 and $16,383,138 lease liability, respectively. Under the new guidance, for the nine months ended September 30, 2023 and September 30, 2022, the Company has recognized lease expense of $542,740 and $519,274, respectively, and is included within the accompanying consolidated statements of operations. For the three months ended September 30, 2023 and September 30, 2022, the Company has recognized lease expense of $188,217 and $181,209, respectively, and is included within the accompanying consolidated statements of operations.

The following table reflects the base cash rental payments due from the Company as of September 30, 2023:

Year	Future Base Rent Payments
2023 (remaining)	163,300
2024	653,198
2025	653,198
2026	653,198
2027	653,198
Thereafter	35,247,154
Total	$38,023,246

Litigation and Regulatory Matters

As of September 30, 2023 and December 31, 2022, the Company was not subject to litigation nor was the Company aware of any litigation pending against it. The Company has entered into customary guaranty agreements (the “Guaranty Agreements”) in connection with the financing of certain specific investments, including the acquisition of the GR Property, the FM Property, the Buchanan Property, the CO Property, and the Summerfield Property, as further described in Note 8 — Loans Payable. Pursuant to the Guaranty Agreements, the Company has guaranteed any losses or liabilities that the lenders may incur as a result of the occurrence of certain enumerated bad acts as defined in the Guaranty Agreements. The Company has also guaranteed the repayment of obligations and indebtedness due to the lenders upon the occurrence of certain enumerated events as defined in the Guaranty Agreements. Additionally, in regard to the GR Property, the FM Property, the Buchanan Property, the CO Property, and the Summerfield Property, the Company has also agreed to indemnify the lenders against certain environmental liabilities.

As of September 30, 2023, the Company’s liability under these arrangements is not quantifiable and the potential for the Company to be required to make payments under the Guaranty Agreements is remote. Accordingly, no contingent liability is recorded in the Company’s unaudited consolidated balance sheet for these arrangements.

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

Note 14 – Fair Value Measurement

Under normal market conditions, the fair value of an investment is the amount that would be received to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date (i.e., the exit price). Additionally, there is a hierarchical framework that prioritizes and ranks the level of market price observability used in measuring investments at fair value. Market price observability is impacted by a number of factors, including the type of investment and the characteristics specific to the investment and the state of the market place, including the existence and transparency of transactions between market participants. Investments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.

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

The following describes the methods the Company uses to estimate the fair value of the Company’s financial assets and liabilities:

Investment in real estate, net — The fair value is estimated by utilizing the income approach to value, using a direct capitalization analysis and discounted cash flow analysis, as well as a sales comparison approach where deemed applicable. As of September 30, 2023 and December 31, 2022, the estimated fair value of the Company’s Investment in real estate, net was $1,045,764,000 and $1,084,925,000, respectively. The Company has not elected the fair value option to account for its Investment in real estate, net.

Investments in real estate-related assets —The fair value of the Pennsylvania SPE and the Illinois SPE is estimated by discounting the expected cash flows based on the market interest and preferred return rates for similar loans and preferred equity investments to the Company’s investments. The fair value of the Company’s interest in the Station DST was based upon the Station DST Property appraisal, the fair market value of the mortgage loan encumbering the Station DST Property as of September 30, 2023, and the other tangible assets and liabilities of the Station DST such as cash and reserves, each reflecting the Company’s ownership interest in the Station DST (15%). As of September 30, 2023 and December 31, 2022, the estimated fair value of the Company’s Investments in real estate-related assets was $33,496,695 and $35,815,027, respectively. The Company has not elected the fair value option to account for its Investments in real estate-related assets.

Investment in debt securities, at fair value — The Company has measured its investment in debt securities at fair value. The fair value of the CMBS is estimated using third-party broker-dealer quotations whenever available. The broker-dealers' internal models for securities generally consider the attributes applicable to a particular class of security (e.g., credit rating, seniority, current market data, and estimated cash flows for each security, as applicable. As of September 30, 2023, the estimated fair value of these debt securities was $5,160,938, and it was classified within Level 2 of the fair value hierarchy. As of December 31, 2022, the company did not have an investment in debt securities.

Loans payable —The fair value is estimated by discounting the expected cash flows based on estimated borrowing rates available to the Company as of the measurement date. The current period liabilities’ carrying and fair values exclude net deferred financing costs. These financial instruments are valued using Level 2 inputs. As of September 30, 2023 and December 31, 2022, the estimated fair value of the Company’s loans payable was $430,642,789 and $405,090,233, respectively (excluding deferred financing costs). The Company has not elected the fair value option, and as such has accounted for its debt using the amortized cost method.

Derivative Assets and Liabilities — The Company's derivative assets and liabilities, which are included in Derivative assets, at fair value and Derivative liabilities, at fair value, respectively, in the consolidated financial statements, are comprised of an interest rate swap and interest rate cap (Note 15). The Company measures derivative instruments at fair value and records them as assets or liabilities, depending on the Company's rights or obligations under the applicable derivative contract. The valuation of the Company's derivative instruments is determined using a discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, as well as observable market-based inputs, including interest rate curves. These derivative instruments were classified within Level 2 of the fair value hierarchy.

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

Note 15 – Derivative Instruments

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

On July 6, 2021, in connection with the Valencia Loan, the Company entered the Valencia Swap which calls for the Company to pay a fixed rate of 3.39% per annum on a notional amount of $55,200,000 in exchange for a variable rate of LIBOR plus 195 basis points to be paid by the Valencia Swap Counterparty. The variable rate was transitioned to SOFR in June 2023. The Valencia Swap became effective on July 7, 2021 and is set to expire on July 7, 2031. See Note 8 – Loans Payable for further details.

Additionally, in conjunction with the Keller Loan, the Company entered into an interest rate cap agreement for a notional amount of $31,277,000. See Note 8 – Loans Payable for further details. The fair value of this interest rate cap is $641,203 and is included with other assets on the consolidated balance sheet as of September 30, 2023.

The table below presents the fair value of the Company’s derivative financial instrument as well as its classification on the consolidated balance sheet as of September 30, 2023, and December 31, 2022:

	Balance Sheet Location	September 30, 2023	December 31, 2022
Derivatives designated as hedging instruments:
Interest rate “pay-fixed” swap	Derivative assets, at fair value	$10,433,513	$9,020,255

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

The changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive loss (“AOCI”) and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the nine months ended September 30, 2023 and September 30, 2022, an amount of $1,430,876 and $262,508, respectively, was reclassified into earnings and has been recorded within Interest expense in the accompanying consolidated statement of operations. During the three months ended September 30, 2023 and September 30, 2022, an amount of $534,919 and $48,880, respectively, was reclassified into earnings and has been recorded within Interest expense in the accompanying consolidated statement of operations.

As of September 30, 2023 the Company had the following derivatives that were designated as cash flow hedges of interest rate risk:

	September 30, 2023
Interest Rate Derivative	Number of Instruments	Notional Amount
Interest Rate Swaps	1	55,200,000

Non-designated Hedge

These derivatives are used to manage the Company’s exposure to interest rate movements, but do not meet the strict hedge accounting requirements to be classified as hedging instruments or derivatives that the Company has not elected to treat as hedges for purposes of administrative ease. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. During the nine months ended September 30, 2023 and September 30, 2022, the Company recorded a loss on derivatives not designated as hedges of $667,574 and a gain of $1,149,655, respectively, within Interest expense in the accompanying consolidated statement of operations. During the three months ended September 30, 2023 and September 30, 2022, the Company recorded a loss on derivatives not designated as hedges of $294,380 and a gain of $382,312, respectively, within Interest expense in the accompanying consolidated statement of operations.

The following table details the Company’s interest rate derivative not designated as a hedge.

	September 30, 2023
Interest Rate Derivative	Number of Instruments	Notional Amount
Interest Rate Cap	1	$31,277,000

Credit Risk-Related Contingent Features

The agreements the Company has with the Company’s derivative counterparties contain cross-default provisions that could trigger a declaration of default on the Company’s derivative obligations if the Company defaults, or is capable of being declared in default, on certain of the Company’s indebtedness. At September 30, 2023, the Company had not been declared in default on any of its derivative obligations. The estimated fair value of the Company’s derivatives in a net asset position was

$11,074,716 at September 30, 2023. The estimated fair value of the Company’s derivatives in a net asset position was $10,329,033 at December 31, 2022.

Note 16 – Subsequent Events

Common Stock Repurchases

Subsequent to September 30, 2023, the Company received and completed 83 eligible repurchase requests for a total of 304,834 shares in the amount of $7,437,544.

Status of the Offerings

As of November 7, 2023, the Company had 15,077,354 shares of its common stock outstanding (consisting of 3,867,967, Class AX Shares, 211,843 Class TX Shares, 1,191,247 Class IX Shares, 1,467,071 Class T Shares, 7,074 Class S Shares, 660,985 Class D Shares, and 7,671,167 Class I Shares) in the Offerings resulting in aggregate net proceeds of $376,898,528 to the Company as payment for such shares.

Distributions

As authorized by the board of directors of the Company, on October 3, 2023 the Company declared the following distributions for each class of the Company’s common stock as rounded to the nearest four decimal places ($1.55 on an annual basis):

September Gross Distribution
Class I Shares	0.1274
Class D Shares	0.1274
Class S Shares	0.1274
Class T Shares	0.1274
Class IX Shares	0.1274
Class AX Shares	0.1274
Class TX Shares	0.1274

The net distributions for each class of common stock (which represents the gross distributions described above less any distribution fee for the applicable class of common stock as described in the Company’s applicable prospectus) are payable to stockholders of record immediately prior to the close of business on September 30, 2023 and will be paid on or about October 10, 2023. These distributions will be paid in cash or reinvested in shares of the Company’s common stock for stockholders participating in the Company’s distribution reinvestment plan. Some or all of the cash distributions may be paid from sources other than cash flow from operations.

As authorized by the board of directors of the Company, on November 2, 2023 the Company declared the following distributions for each class of the Company’s common stock as rounded to the nearest four decimal places ($1.55 on an annual basis):

October Gross Distribution
Class I Shares	0.1316
Class D Shares	0.1316
Class S Shares	0.1316
Class T Shares	0.1316
Class IX Shares	0.1316
Class AX Shares	0.1316
Class TX Shares	0.1316

The net distributions for each class of common stock (which represents the gross distributions described above less any distribution fee for the applicable class of common stock as described in the Company’s applicable prospectus) are payable to stockholders of record immediately prior to the close of business on October 31, 2023 and will be paid on or about November 6, 2023. These distributions will be paid in cash or reinvested in shares of the Company’s common stock for stockholders participating in the Company’s distribution reinvestment plan. Some or all of the cash distributions may be paid from sources other than cash flow from operations.

Investment in CMBS

On November 7, 2023, the Company made an investment in $5,060,000 of investment-grade rated (BBB/Fitch; BBB/Kroll) Class D BMO 2023-5C2 commercial mortgage-backed securities with a 5.00% coupon. The Company paid $0.70 on the dollar for the securities.

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

As of November 7, 2023, the Company had sold 3,867,967 Class AX shares, 211,843 Class TX shares, 1,191,247 Class IX shares, 1,467,071 Class T shares, 660,985 Class D shares, 7,074 Class S shares, and 7,671,167 Class I shares of common stock in the Primary Offering and the primary portion of the Follow-on Offering, as well as 402,658 Class AX shares, 124,887 Class TX shares, 110,462 Class IX shares, 31,973 Class T shares, 19,361 Class D shares, 142 Class S shares, and 193,535 Class I shares in the DRP for aggregate net proceeds of $376,898,528 in the Initial Offering and the Follow-On Offering (collectively, the “Offerings”).

Prior to the commencement of the Follow-On Offering, the Company determined its net asset value as of the end of each quarter. Net Asset Value (“NAV”), as defined, is calculated consistent with the procedures set forth in the Company’s prospectus and excludes any organization and offering expenses paid by the Advisor on the Company’s behalf (other than selling commissions, dealer manager fees and distribution fees) (“O&O Costs”), with such costs to be reflected in the Company’s NAV to the extent the Company reimburses the Advisor for these costs. Upon commencement of the Follow-On Offering, the Company started determining its NAV on a monthly basis, beginning with the determination of NAV as of July 31, 2020. As of September 30, 2023, the Company’s NAV was $24.40 per Class AX share, Class IX share, and Class I share, $24.39 per Class D share, $24.35 per Class TX share, and $24.38 per Class T share and Class S share. For further discussion of the Company’s NAV calculation, please see “—Net Asset Value”.

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

As of September 30, 2023, the Company had made the following investments:

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
•
An investment in $7,500,000 of investment-grade rated (BBB/Fitch; BBB/Kroll) Class D BMO 2023-5C1 commercial mortgage-backed securities ("CMBS"). The Company paid $0.69 on the dollar for the securities, which when combined with the 4.00% coupon, results in a yield-to-maturity of approximately 12.5%.

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

Operating Highlights

Third Quarter of 2023 Activity

•
Raised 394,054 shares of common stock in the Offerings for gross proceeds of approximately $10 million. Repurchased 656,621 shares of common stock in the Offerings for gross proceeds of approximately $16 million.
•
Invested in $7,500,000 of investment-grade rated (BBB/Fitch; BBB/Kroll) Class D BMO 2023-5C1 commercial mortgage-backed securities. The Company paid $0.69 on the dollar for the securities, which when combined with the 4.00% coupon, results in a yield-to-maturity of approximately 12.5%.

Portfolio Information

As of September 30, 2023, the Company owned interests in 19 real properties and a plot of land as described below:

Portfolio	Ownership Percentage	Location	Number of Properties	Square Feet/ Acre	Remaining Lease Term(1)	Annualized Rental Income(3)	Acquisition Date	Purchase Price(4)
Walgreens Grand Rapids ("GR Property")	100%	Grand Rapids, MI	1	14,552	13.8 years(2)	$500,000	July 2017	$7,936,508
Daimler Trucks North America Office Building ("FM Property")	100%	Fort Mill, SC	1	150,164	5.3 years	$2,670,638	February 2018	$40,000,000
Alliance Data Systems Office Building ("CO Property")	100%	Columbus, OH	1	241,493	9.0 years	$3,362,844	July 2018	$46,950,000
Hoya Optical Labs of America ("Lewisville Property")	100%	Lewisville, TX	1	89,473	4.8 years	$937,060	November 2018	$14,120,000
Williams Sonoma Office Building ("SF Property")	75%	San Francisco, CA	1	13,907	0.0 years(6)	$0	September 2019	$11,600,000
Martin Brower Industrial Buildings ("Buchanan Property")	100%	Phoenix, AZ	1	93,302	8.5 years	$1,083,444	November 2019	$17,300,000
Multifamily Residential Property ("Keller Property")	97%	Carrolton, TX	1	255,627	multiple(5)	$5,638,361	February 2021	$56,500,000
Multifamily Residential Property ("Summerfield Property")	25%	Landover, MD	1	452,876	multiple(5)	$10,595,447	March 2021	$115,500,000
Amazon Last Mile Cleveland ("Madison Ave Property")	100%	Cleveland, OH	1	168,750	7.5 years	$1,555,254	May 2021	$30,800,000
Valencia California ("Valencia Property")	10%	Santa Clarita, CA	1	180,415	12.3 years	$5,323,193	July 2021	$92,000,000
De Anza Plaza Office Buildings ("De Anza Property")	100%	Cupertino, CA	1	83,959	7.8 years	$4,206,056	July 2021	$63,750,000
Multifamily Residential Property ("Kacey Property")	10%	Kingwood, TX	1	296,991	multiple(5)	$5,341,050	November 2021	$67,000,000
Multifamily Residential Property ("Industry Property")	10%	Columbus, OH	1	187,678	multiple(5)	$4,772,799	December 2021	$81,000,000
Mars Petcare Dry/Cold Storage Facility ("Fisher Road Property")	100%	Columbus, OH	1	465,256	3.7 years	$2,984,877	March 2022	$58,000,000
Multifamily Residential Property ("Longmire Property")	96.46%	Conroe, TX	1	231,720	multiple(5)	$3,211,114	April 2022	$43,400,000
Office Tower ("ON3 Property")	10%	Nutley, NJ	1	332,818	15.3 years	$7,245,828	April 2022	$131,667,000
Multifamily Residential Property ("West End Property")	10%	Lenexa, KS	1	299,813	multiple(5)	$5,166,260	August 2022	$69,375,000
Multifamily Residential Property ("Palms Property")	10%	Houston, TX	1	222,672	multiple(5)	$4,010,775	August 2022	$48,000,000
Land ("Mount Comfort Land")	100%	Greenfield, IN	0	1 - acre	12.5 years	$53,140	October 2022	$445,000
Multifamily Residential Property ("Pearland Property")	5%	Pearland, TX	1	219,624	multiple(5)	$4,383,498	June 2023	$40,500,000
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
(6)
The lease with William Sonoma expired on December 31, 2021. As of September 30, 2023, the SF Property is vacant.

As of September 30, 2023, lease expirations related to the Company’s net lease portfolio of real estate assets, (excluding the SF Property), based on each asset’s fair value used in determining the Company's NAV, were as follows:

•
2023 – 0.0%
•
2024 – 0.0%
•
2025 – 0.0%
•
2026 – 0.0%
•
2027 – 18.6%

•
2028 – 18.4%
•
2029 – 0.0%
•
2030 – 0.0%
•
2031 – 29.6%
•
2032 – 23.8%
•
After 2033 – 9.5%

As of September 30, 2023, the industry concentration of the Company’s portfolio of real estate assets, based on each asset’s fair value used in determining the Company's NAV, was as follows:

•
Multifamily – 35.8%
•
Single Tenant Office – 32.5%
•
Single Tenant Industrial – 28.5%
•
Single Tenant Life Sciences – 1.6%
•
Single Tenant Necessity Retail – 1.6%

As of September 30, 2023, the geographic concentration of the Company’s portfolio of real estate assets, based on each asset’s fair value used in determining the Company's NAV, was as follows:

•
Texas – 31.3%
•
Ohio – 27.3%
•
California – 14.5%
•
South Carolina – 7.3%
•
Maryland – 5.6%
•
Arizona – 4.3%
•
New Jersey – 2.1%
•
Illinois – 2.4%
•
Pennsylvania – 2.2%
•
Michigan – 1.6%
•
Kansas – 1.3%
•
Indiana – 0.1%

As of September 30, 2023, the investment type concentration of the Company’s portfolio of real estate assets, based on each asset’s fair value used in determining the Company's NAV, was as follows:

•
Common Equity – 94.5%
•
Mezzanine Loan – 2.3%
•
Preferred Equity – 2.2%
•
Real Estate-Related Securities – 1.0%

As of September 30, 2023, the maturity concentration of debt secured by the Company's portfolio of real estate assets (including the Company's credit facility, which makes up all debt maturing in 2023 – 2025, and has two one-year extension options), based on principal balances and adjusted for ownership percentage, was as follows:

•
2023 – 0.0%
•
2024 – 21.9%
•
2025 – 0.0%
•
2026 – 0.0%

•
2027 – 2.4%
•
2028 – 25.4%
•
2029 – 5.1%
•
2030 – 4.7%
•
2031 – 33.8%
•
2032 – 6.2%
•
After 2033 – 0.6%

As of September 30, 2023, the weighted average lease term remaining of the Company’s portfolio of real estate assets (excluding multifamily, mezzanine and preferred equity investments), based on each asset’s fair value used in determining the Company's NAV, was 7.3 years.

As of September 30, 2023, the weighted average occupancy of the Company’s portfolio of real estate assets, based on each asset’s fair value used in determining the Company's NAV, was 95%. For the Company's industrial, retail and office investments, occupancy includes all leased square footage as of the date indicated. For the Company's multifamily investments, occupancy is defined as the percentage of units occupied on the date indicated.

As of September 30, 2023, the Company owned the preferred equity investment described below:

Portfolio	Original Investment Amount	Preferred Return	Number of Properties	Square Feet	Lease Expiration Date	Acquisition Date	Tenant Renewal Options
Denver, PA— Pref Equity Investment	$11,805,000	Ranging from 7.75% in 2019 to 8.74% in 2028	1	1,539,407	January 31, 2039	January 2019	9 extension options for 5 years each

As of September 30, 2023, the Company owned the mezzanine loan investment described below:

Portfolio	Original Loan Amount	Annual Interest Rate Prior to Anticipated Repayment	Number of Properties	Square Feet	Acquisition Date	Initial Maturity Date	Amortization
Melrose Park, IL—Mezz B Loan	$12,595,000	Ranging from 7.75% in 2019 to 8.74% in 2028	1	1,561,613	January 2019	January 6, 2034(1)	Interest only
(1)
Anticipated repayment date is January 6, 2029.

Related Party Transactions

The Company has entered into agreements with the Advisor, the Dealer Manager and CFI and its affiliates, whereby the Company pays certain fees and reimbursements to these entities during the various phases of the Company’s organization and operation. During the organization and offering stage, these include payments to the Dealer Manager for selling commissions, the dealer manager fee, distribution fees, and payments to the Advisor for reimbursement of organization and offering costs. During the acquisition and operational stages, these include payments for certain services related to the management and performance of the Company’s investments and operations provided to the Company by the Advisor and its affiliates pursuant to various agreements the Company has entered into with these entities. In addition, CFI has provided Sponsor Support in connection with the Initial Offering, which is subject to reimbursement under certain circumstances. See Note 10 — Related Party Transactions in the Notes to the consolidated financial statements contained elsewhere in this Quarterly Report on Form 10-Q for additional information concerning the Company’s related party transactions and agreements.

Results of Operations

Rental Revenues

For the three months ended September 30, 2023 and September 30, 2022, the Company earned rental revenues of $18,317,618 and $17,330,005, respectively. For the nine months ended September 30, 2023 and September 30, 2022, the Company earned rental revenues of $52,668,092 and $45,144,433, respectively.

The Company’s rental revenues consist primarily of rental income from triple net leased commercial properties and multifamily properties. The increase in rental revenues of $987,613 and $7,523,659 for the three and nine months ended September 30, 2023, as compared to the three and nine months ended September 30, 2022, was primarily due to the acquisitions of rental income-producing properties, namely the West End Property, the Palms Property, the Mount Comfort Land, and the Pearland Property.

Preferred Return Income

For the three months ended September 30, 2023 and September 30, 2022, the Company earned preferred return income of $247,079 and $497,409, respectively. For the nine months ended September 30, 2023 and September 30, 2022, the Company earned preferred return income of $733,179 and $1,124,978, respectively.

The Company’s preferred return income consists of preferred return accrued on the Company’s investment in the Pennsylvania SPE. The decrease in preferred return income of $250,330 and $391,799 for the three and nine months ended September 30, 2023, as compared to the three and nine months ended September 30, 2022, was due to the increase of rate of return of the Pennsylvania SPE as well as the elimination of the Longmire Property preferred return income.

Income from mezzanine loan investment

For the three months ended September 30, 2023 and September 30, 2022, the Company earned income from mezzanine loan investment of $263,614 and $260,073, respectively. For the nine months ended September 30, 2023 and September 30, 2022, the Company earned income from mezzanine loan investment of $782,052 and $771,545, respectively.

The Company’s income from mezzanine loan investment consists of interest income accrued on the Company’s investment in the Illinois SPE. The increase in income from mezzanine loan investment of $3,541 and $10,507, for the three and nine months ended September 30, 2023, as compared to the three and nine months ended September 30, 2022, was due to the increase of the interest rate of the Illinois SPE.

Other property operating revenues

For the three months ended September 30, 2023 and September 30, 2022, the Company earned other property operating revenues of $5,368,341 and $2,252,930, respectively. For the nine months ended September 30, 2023 and September 30, 2022, the Company earned other property operating revenues of $13,925,680 and $5,014,789, respectively.

Other property operating revenues consists of amounts received by the Company from the tenants of its properties for utilities and other amenities and for reimbursable expenses paid by the Company on behalf of the tenants in accordance with the provisions of the respective property leases. The increase in other property operating revenues of $3,115,411 and $8,910,891 for the three and nine months ended September 30, 2023, as compared to the three and nine months ended September 30, 2022, was primarily due to the acquisitions of the West End Property, the Palms Property, and the Pearland Property.

General and Administrative Expenses

For the three months ended September 30, 2023 and September 30, 2022, the Company incurred general and administrative expenses of $83,141 and $955,092, respectively. For the nine months ended September 30, 2023 and September 30, 2022, the Company incurred general and administrative expenses of $5,042,233 and $5,366,582, respectively.

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

The decrease in general and administrative expenses of $871,951 and $324,349 during the three and nine months ended September 30, 2023, as compared to the three and nine months ended September 30, 2022 , were mainly due to the Company reimbursing the Advisor for less operating expenses incurred pursuant to the 2%/25% Guidelines. As of September 30, 2023, the Advisor has incurred, on behalf of the Company, a total of $13,397,316 in Unreimbursed Operating Expenses, including a total of $2,758,860 for the nine months ended September 30, 2023, compared to $1,928,028 for the nine months ended September 30, 2022, for which the Advisor has not invoiced the Company for reimbursement.

Management Fees

For the three months ended September 30, 2023 and September 30, 2022, the Company incurred management fees of $1,785,342 and $1,537,186, respectively. For the nine months ended September 30, 2023 and September 30, 2022, the Company incurred management fees of $5,315,672 and $3,992,129, respectively.

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

The increase in management fees of $248,156 and $1,323,543 for the three and nine months ended September 30, 2023, as compared to the three and nine months ended September 30, 2022, was due to the increase in NAV during such period.

Property Operating Expenses

For the three months ended September 30, 2023 and September 30, 2022, the Company incurred property operating expenses of $9,402,718 and $7,154,108, respectively. For the nine months ended September 30, 2023 and September 30, 2022, the Company incurred property operating expenses of $26,214,147 and $15,602,185, respectively.

The property operating expenses consist of reimbursable expenses paid by the Company on behalf of its tenants in accordance with the provisions of the respective property leases and operating expenses incurred in maintaining and operating the multifamily properties. The increase in property operating expenses of $2,248,610 and $10,611,962 for the three and nine months ended September 30, 2023, as compared to the three and nine months ended September 30, 2022, was primarily due to the acquisitions of the West End Property, the Palms Property, and the Pearland Property, and the increase of property operating expenses during such periods.

Depreciation and Amortization

For the three months ended September 30, 2023 and September 30, 2022, the Company incurred depreciation and amortization of $8,864,011 and $8,726,798, respectively. For the nine months ended September 30, 2023 and September 30, 2022, the Company incurred depreciation and amortization of $26,073,497 and $23,653,088, respectively.

The increase in depreciation and amortization expenses of $137,213 and $2,420,409 for the three and nine months ended September 30, 2023, as compared to the three and nine months ended September 30, 2022, was primarily due to the acquisitions of the West End Property, the Palms Property, and the Pearland Property.

Income/(loss) from Investments in Real Estate-Related Assets

Income from investments in real estate assets is earned on the Company's investment in the Station DST. For the three and nine months ended September 30, 2023, the Company earned income from investments in real estate-related assets of $98,888 and $148,370, respectively. For the three and nine months ended September 30, 2022, the Company incurred a loss from investments in real estate-related assets of $13,673 and $440,521, respectively.

The increase in income from investments in real estate-related assets of $112,561 and $588,891 during the three and nine months ended September 30, 2023, as compared to the three and nine months ended September 30, 2022, was due to the Company's share of income earned at Station DST.

Interest Income

For the three months ended September 30, 2023 and September 30, 2022, the Company earned interest income of $256,824 and $31,830, respectively. For the nine months ended September 30, 2023 and September 30, 2022, the Company earned interest income of $836,721 and $43,195, respectively.

Interest income is composed of interest earned on interest bearing cash deposit accounts with banking institutions.

The increase in interest income of $224,994 and $793,526 during the three and nine months ended September 30, 2023, as compared to the three and nine months ended September 30, 2022, was primarily due to an increase in the cash held by the Company in interest bearing deposit accounts and the rate of interest earned with banking institutions.

Net (loss) from investment in debt securities, at fair value

For both the three and nine months ended September 30, 2023 and September 30, 2022, the Company incurred a net loss from investment in debt securities of $3,287 and $0, respectively.

The Company's net loss from investment in debt securities consists of interest income accrued and unrealized loss on the Company's investment in CMBS. The decrease in net loss from investment in debt securities of $3,287, for both the three and nine months ended September 30, 2023, as compared to both the three and nine months ended September 30, 2022, was due to the Company's investment in CMBS.

Interest Expense

For the three months ended September 30, 2023 and September 30, 2022, the Company incurred interest expense of $5,966,346 and $4,813,811, respectively. For the nine months ended September 30, 2023 and September 30, 2022, the Company incurred interest expense of $16,367,891 and $11,869,832, respectively.

Interest expense is composed of interest paid and accrued on the Company’s outstanding loans payable, and also includes amortization of deferred financing costs and gains from the interest rate cap.

The increase in interest expense of $1,152,535 and $4,498,059 during the three and nine months ended September 30, 2023, as compared to the three and nine months ended September 30, 2022, was primarily due to the acquisitions of the West End Property, the Palms Property, and the Pearland Property as well as the advances on the Credit Facility netted against the gains from the interest rate cap.

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

The following table presents a reconciliation of FFO to net income (loss):

Nine months ended September 30, 2023
Net income (loss)	$(9,922,633)
Net income (loss) attributable to non-controlling interest	3,553,591
Net income (loss) attributable to common stockholders	$(6,369,042)
Adjustments:
Real estate depreciation and amortization	26,073,497
Proportionate share of adjustments from non-controlling interests	(14,268,055)
Funds from Operations	$5,436,400

The following table presents a reconciliation of FFO to MFFO:

Nine months ended September 30, 2023
Funds from Operations	$5,436,400
Adjustments:
Amortization of above-market lease intangibles	147,284
Amortization of below-market lease intangibles	(1,467,008)
Straight-line rent	(1,818,235)
Fair value adjustments on derivatives not deemed hedges	667,574
Fair value adjustments on investment in debt securities	40,787
Proportionate share of adjustments from non-controlling interests	497,760
Modified Funds from Operations	$3,504,562

Net Asset Value

On October 18, 2023, the Company’s board of directors approved an estimated NAV as of September 30, 2023 of $24.40 for Class AX, Class IX, and Class I shares, $24.39 for Class D shares, $24.35 for Class TX, and $24.38 for Class T and Class S shares. The calculation of the Company’s estimated NAV was performed by Robert A. Stanger & Co., Inc. (“Stanger”), its independent valuation firm, in accordance with the procedures described in the “Net Asset Value Calculation and Valuation Procedures” section of the Company’s prospectus and under the oversight of the Company’s board of directors. Although the independent valuation firm performs the calculation of the Company’s estimated NAV, the Company’s board of directors is solely responsible for the determination of the Company’s estimated NAV.

Summary of Methodology

In accordance with the Company’s current valuation procedures, the Company’s NAV was based in part upon: (i) the most recent appraised value of the GR Property, the FM Property, the CO Property, the SF Property, the Buchanan Property, the De Anza Property, the Keller Property, the Summerfield Property, the Lewisville Property, the Madison Ave Property, the Valencia Property, the Kacey Property, the Industry Property, the Fisher Road Property, the Longmire Property, the ON3 Property, the West End Property, the Palms Property, the Mount Comfort Land, and the Pearland Property; (ii) the fair market value of the Company's Debt Investments (as defined below) and the Company's investment in CMBS; (iii) the fair market value of the Company's loans payable; (iv) the estimated non-controlling interest held in the Company's consolidated JVs (as defined below); (v) the value of the Company's interest in the Station DST (as defined below); and (vi) the net tangible assets and liabilities of the Company (including the Advisor’s estimate of the Performance Participation Allocation as defined and discussed below) as of September 30, 2023, as outlined in more detail below.

Appraisal of Consolidated Real Estate

Pursuant to the Company’s valuation guidelines the Company engaged Stanger to provide its appraised market value of the DST as of March 31, 2021, the SF Property as of November 30, 2022, the FM Property as of December 31, 2022, the GR Property as of March 31, 2023, the CO Property as of June 30, 2023, the Summerfield Property as of January 31, 2023, the Valencia Property as of May 31, 2023, the Madison Ave Property as of May 31, 2023, the De Anza Property as of July 31, 2022, the Industry Property as of November 30, 2022, the Mount Comfort Land as of January 31, 2023, the ON3 Property as of March 31, 2023, the Buchanan Property as of August 31, 2023, the West End Property as of August 31, 2023 and the Palms Property as of August 31, 2023 (collectively, the “Stanger Appraised Properties”). In addition, Stanger reviewed and relied upon the appraised value of the Lewisville Property prepared by a third-party with an effective date of March 13, 2023, the Longmire Property prepared by a third-party with an effective date of March 15, 2023, the Keller Property prepared by a third-party with an effective date of November 1, 2022, the Fisher Road Property prepared by a third-party with an effective date of March 3, 2023, the Pearland Property prepared by a third-party with an effective date of May 10, 2023, and the Kacey Property prepared by a third-party with an effective date of September 28,2023 (together the “Third-Party Appraisals”) (collectively the Stanger Appraised Properties and the Third-Party Appraisals are the “Appraised Properties”). Pursuant to the Company’s engagement agreement with Stanger, the appraisals of the Stanger Appraised Properties were prepared utilizing the income approach to value, specifically using a direct capitalization analysis for the GR Property, a discounted cash flow analysis ("DCF") for the Mount Comfort Land and both a direct capitalization analysis and DCF for the FM Property, the CO Property, the SF Property, the Buchanan Property, the De Anza Property, the Summerfield Property, the Valencia Property, the Kacey Property, the Madison Ave Property, the Industry Property, the ON3 Property, the West End Property, and the Palms Property. In addition, a sales comparison approach was conducted for the SF Property, given the size of the SF Property. The direct capitalization analysis is based upon the estimated net operating income of the Stanger Appraised Properties capitalized at an appropriate capitalization rate considering property characteristics and competitive position, the credit profile of the tenant/guarantor under the leases encumbering the Stanger Appraised Properties, the terms of the leases encumbering the Stanger Appraised Properties, and market conditions as of the date of value. The DCF analysis is based upon multi-year cash flow projections for each applicable property prepared in accordance with the lease which currently encumbers each property. Each property was assumed to be sold after the expiration of the initial lease term and any renewal terms deemed materially favorable to the tenant, or for which exercise was deemed likely based on other factors. The reversion value of the property which can be realized upon sale is calculated based on the current economic rental rate deemed reasonable for the property, escalated at a rate indicative of current expectations in the marketplace for the property. The projected market rate net operating income of the property for the year following the year of sale is then capitalized at an appropriate capitalization rate reflecting the age and anticipated functional and economic obsolescence and competitive position of the property to determine its reversion value. Net proceeds of sale are determined by deducting estimated costs incurred at the time of sale, estimated at 2% of the gross reversion value. For the Mount Comfort Land, the residual value was based upon an analysis of comparable land sales or listings in the general market area of the property adjusted by estimated market growth rates through the assumed year of lease expiration. Finally, the discounted present value of the cash flow stream from operations (including any estimated releasing costs at the end of the assumed current lease term) and the discounted present value of the net proceeds from sale are summed to arrive at a total estimated value for the property. The capitalization rates applied to the Stanger Appraised Properties ranged from 4.75% to 6.75%, with a weighted average of approximately 5.42%. The discount rates applied to the estimated net cash flow from operations of the Stanger Appraised Properties for which a DCF analysis was conducted ranged from 5.25% to 7.50%, with a weighted average of approximately 6.37%. The discount rates applied to the estimated residual value of the Stanger Appraised Properties for which a DCF analysis was conducted ranged from 6.00% to 7.75%, with a weighted average of approximately 6.83%. The residual capitalization rates applied to the Stanger Appraised Properties for which a DCF analysis was conducted ranged from 5.00% to 6.50%, with a weighted average of approximately 5.87%. Where both a direct capitalization analysis and DCF were utilized, the indicated value from each approach was reviewed and a final appraised value was concluded. While a sales comparison approach was not conducted, other than for the SF Property, Stanger reviewed regional property sale data for each Stanger Appraised Property in order to assist in the selection of capitalization rates applied in the appraisals and to observe transaction prices per square foot in the Stanger Appraised Properties’ regional markets. For the SF Property, the sales comparison approach conducted utilized the price per square foot from recent market sales and adjusted such indicated price per square foot to a price per square foot deemed reasonable for the SF Property, taking into account factors such as property size, location, condition/quality and the date of sale. The aggregate appraised value of the Stanger Appraised Properties was $707,434,000. The appraised values of the Stanger Appraised Properties are subject to the general assumptions and limiting conditions set forth in the appraisal reports rendered to the Company by Stanger.

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

Debt Investments

In accordance with the Company’s valuation procedures, the Lancaster PE and the Chicago Jr Mezz (individually a “Debt Investment” and collectively the “Debt Investments”) were included in the determination of NAV at their estimated fair market value as of September 30, 2023, as determined by Stanger. The Debt Investments estimated value was based upon taking, for each Debt Investment, the loan payments over the remaining anticipated term and discounting such payments to present value at a discount rate range equal to the current estimated market interest rate on financing similar to the applicable Debt Investments. To provide their opinion of value of the Debt Investments, Stanger first reviewed the terms of each of the Debt Investments as contained in the loan documents. Stanger then reviewed mezzanine loan market terms at or around September 30, 2023 to ascertain current market interest rate levels for loans similar to the Debt Investments. This review was conducted by (i) recent interviews of participants in the mezzanine / preferred equity market, (ii) reviewing recent mezzanine loan transactions, as available, and (iii) reviewing published surveys available at or around September 30, 2023. Stanger also observed changes in yields and pricing of Albertsons publicly traded debt securities from the prior valuation date and the current valuation date. Based on Stanger’s reviews above and taking into consideration the Debt Investments’ unique factors, including, but not limited to, loan-to-value (based on the most recent appraised value of the collateral), debt service coverage/debt yield, collateral property type, age and location, financial information pertaining to the lessee of the collateral properties, prepayment terms, and loan origination date, maturity date and extension terms, a market interest rate range was determined for each Debt Investment to utilize in the determination of the fair market value of the Debt Investments. The discount rate applied to the future payments of the Company’s Debt Investments was 9.90% for both investments. The aggregate fair value of the Debt Investments was approximately $23,150,000.

CMBS Investment

The Company determines the fair value of its investment in CMBS by utilizing third-party broker-dealer quotations whenever available. The broker-dealers' internal models for securities generally consider the attributes applicable to a particular class of the security (e.g., credit rating, seniority), current market data, and estimated cash flows for each security, as applicable. As of September 30, 2023, the Company's estimated fair value of investment in CMBS was $5,160,938.

Estimated Market Value of the Consolidated JVs

In order to determine the net asset value attributable to the non-controlling interest and any promoted interest in the Battery Street SF JV, the Keller JV, the Summerfield DST, the Valencia DST, the Kacey DST, the DST, the Industry DST, the ON3 DST, the Longmire JV, the West End DST, the Palms DST, and the Pearland DST (collectively the “Consolidated JVs”), Stanger utilized the most recent property appraisal, the most recent balance sheet provided for the Consolidated JVs to determine the tangible assets and tangible liabilities of the Consolidated JVs, and determined any promote due to the Company’s third party JV partner, as applicable. This net asset value was then multiplied by the ownership interest held by parties other than us to determine the non-controlling interest adjustment related to the Consolidated JVs utilized in the Company’s September 30, 2023 NAV.

Fair Value of Long Term Debt

Stanger performed a valuation of the property-level debt by reviewing available market data for comparable liabilities and applying a selected discount rate to the stream of future debt payments. The discount rate was selected based on several factors including U.S. Treasury yields, LIBOR and SOFR as of the valuation date, as well as loan-specific items such as loan-to-value ratio, debt service coverage ratio, collateral property location, age, type, lease term and lessee credit quality, prepayment terms, and maturity and loan origination date. The discount rates applied to the future debt payments of the Company’s long-term debt ranged from 6.55% to 8.05%, with a weighted average of approximately 7.59%. Stanger’s valuation of the long-term debt is based in part on the appraised values of the encumbered Appraised Properties, which represent the collateral associated with the long-term debt as well as certain other assumptions and limiting conditions, including: (i) Stanger was provided with loan documents and other factual loan information by the Advisor and has relied upon and assumed that such information is correct in all material respects and no warranty is given by Stanger as to the accuracy of such information; (ii) each collateral property is assumed to be free and clear of liens (other than the mortgage being valued); (iii) information furnished by others, upon which all or portions of Stanger’s value opinion is based, is believed to be reliable but has not been verified, and no warranty is given as to the accuracy of such information; (iv) no material change has occurred in the value of the collateral properties from the date of last appraisal through the loan valuation date and (v) each mortgage is assumed to be salable, transferable or assumable between parties and is further assumed not to be in default. Stanger’s opinion of the long-term debt value was predicated on the above assumptions.

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

The Value of Station DST Interests

The value of the beneficial interests in the Station DST was based upon the Station DST Property appraisal prepared by a third-party with an effective date of September 29, 2023 in accordance with the methodology outlined in the Appraisal of Consolidated Real Estate above, the fair market value of the mortgage loan encumbering the Station DST Property as of September 30, 2023 conducted in accordance with the methodology outlined in Fair Value of Long Term Debt above, the other tangible assets and liabilities of the Station DST such as cash and reserves, each reflecting the Company’s ownership interest in the Station DST (15%).

Estimated NAV

In performing the calculation of the estimated NAV, Stanger added the appraised values of the Appraised Properties, the appraised value of the Station DST interests, the fair value of the Debt Investments and other tangible assets of the Company, consisting of cash and equivalents, receivables and other assets, and subtracted the estimated fair market value of the Company’s long-term debt, the value of the non-controlling interest in the Consolidated JV (including any promote due to the Company’s joint venture partners), the anticipated near-term capital needs of the SF Property, the estimate of the Performance Participation Allocation and other tangible liabilities of the Company, consisting of accounts payable and accrued expenses, but excluding amounts owed to the Advisor for reimbursement of O&O Costs less the current accrued O&O Costs liability (consistent with the Company’s valuation procedures), and considered any other amounts due to the Advisor or affiliates for repayment of the Sponsor Support or amounts due to the Special Unit Holder upon certain events, including liquidation of the Company to produce an estimated NAV as of September 30, 2023, consistent with the procedures described in the “Net Asset Value Calculation and Valuation Procedures” section of the Company’s prospectus of $24.40 per share for Class AX, Class IX, and Class I shares, $24.39 for Class D shares, $24.35 per share for Class TX, and $24.38 for Class T and Class S shares.

The determination of NAV involves a number of assumptions and judgments, including estimates of the Advisor’s interest in disposition proceeds (if any). These assumptions and judgments may prove to be inaccurate. There can be no assurance that a stockholder would realize the mostly recently determined NAV per share if the Company were to liquidate or engage in another type of liquidity event today. In particular, the Company’s September 30, 2023 NAV is based on appraisals of the fair market value of certain of the Company’s real estate property investments which precede September 30, 2023 and, while the Company believes no material change has occurred in the value of these real estate property investments between the appraised value dates and September 30, 2023, Stanger has assumed no material change in property value has occurred since the appraisal date for those Appraised Properties with an appraised value date that preceded September 30, 2023. Furthermore, the Company’s September 30, 2023 NAV does not consider fees or expenses that may be incurred in providing a liquidity event, including reimbursement of amounts to the Advisor for O&O Costs and any operating expenses that have not been invoiced by the Advisor in accordance with the terms of the Amended Advisory Agreement. Lastly, as discussed in “PART II — OTHER INFORMATION; Item 1A. – Risk Factors”, the full extent of the impact and effects of COVID-19 on the Company, as a whole, and on its tenants and its consolidated real estate, loan investments and long-term debt are uncertain at this time. Due to COVID-19, observable market transactions for both real estate assets and debt are generally more limited than before the pandemic. The Company believes the methodology of determining the Company’s NAV conforms to the Institute for Portfolio Alternative’s Practice Guideline for Valuations of Publicly Registered Non-Listed REITs (April 2013) and is prepared in accordance with the procedure described in the “Net Asset Value Calculation and Valuation Procedures” section of the Company’s prospectus. In addition, the Company’s board of directors periodically reviews the Company’s NAV policies and procedures.

The NAV for each class of shares is based on the value of the Company’s assets and the deduction of any liabilities, and any distribution fees applicable to such class of shares.

The following table provides a breakdown of the major components of the Company’s NAV pursuant to the Company’s valuation guidelines:

Components of NAV	September 30, 2023
Investment in real estate	$1,045,764,000
Investments in real estate-related assets	33,496,695
Investment in debt securities	5,160,938
Cash and cash equivalents and restricted cash	40,167,549
Other assets	12,855,569
Debt obligations (at fair market value)	(430,642,789)
Due to related parties(1)	(5,802,498)
Accounts payable and other liabilities	(23,322,830)
Accrued performance participation allocation	—
Distribution fee payable the following month(2)	(42,033)
Non-controlling interests in subsidiaries	(305,757,407)
Sponsor support repayment / special unit holder interest in liquidation	—
Net asset value	$371,877,194
Number of outstanding shares	15,245,105

Note: (1) Excluding the full distribution fee liability of $2,049. Distribution fee only relates to Class TX, Class T, Class D and Class S shares of common stock.

(2) The distribution fee that is payable as of September 30, 2023 related to Class TX, Class T, Class D and Class S shares (see table below).

Due to rounding, numbers presented throughout this section may not add up precisely to the totals provided and percentages may not precisely reflect the absolute figures.

NAV Per Share	Class AX, IX & I Shares	Class TX Shares	Class T Shares	Class D Shares	Class S Shares	Total
Total gross assets at fair value	$958,627,060	$19,603,832	$108,618,398	$50,069,532	$525,929	$1,137,444,751
Distribution fees due and payable	—	(13,192)	(25,328)	(3,392)	(121)	(42,033)
Debt obligations (at fair market value)	(362,941,435)	(7,422,118)	(41,123,518)	(18,956,598)	(199,120)	(430,642,789)
Due to related parties	(4,890,287)	(100,006)	(554,100)	(255,422)	(2,683)	(5,802,498)
Accounts payable and other liabilities	(19,656,248)	(401,968)	(2,227,175)	(1,026,654)	(10,785)	(23,322,830)
Accrued performance participation allocation	—	—	—	—	—	—
Non-controlling interests in subsidiaries	(257,689,285)	(5,269,721)	(29,197,796)	(13,459,230)	(141,375)	(305,757,407)
Quarterly NAV	$313,449,805	$6,396,827	$35,490,481	$16,368,236	$171,845	$371,877,194
Number of outstanding shares	12,848,422	262,749	1,455,806	671,079	7,049	15,245,105
NAV per share	$24.40	$24.35	$24.38	$24.39	$24.38
The following table reconciles stockholders’ equity per the Company’s unaudited consolidated balance sheet to the Company’s NAV:

Reconciliation of Stockholders’ Equity to NAV	September 30, 2023
Stockholders’ equity under U.S. GAAP	$579,834,839
Adjustments:
Unrealized appreciation of real estate	(32,984,936)
Unrealized appreciation of real estate-related assets	3,104,390
Acquisition costs	(8,731,008)
Deferred financing costs, net	(4,908,977)
Accrued distribution fee(1)	(39,984)
Accumulated depreciation and amortization	83,192,376
Fair value adjustment of debt obligations	79,625,645
Deferred rent receivable	(11,024,231)
Derivative assets, at fair value	(10,433,513)
Non-controlling interests in subsidiaries	(305,757,407)
NAV	$371,877,194

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

Sensitivity Analysis

Assuming all other factors remain unchanged, the table below presents the estimated increase or decrease to the Company’s September 30, 2023 NAV for a change in the going-in capitalization rate and, where a DCF analysis was utilized, discount rates and terminal capitalization rates used in the Appraised Properties’ appraisals and the Station DST Property appraisal, a 5% change in the discount rates used to value the Company’s Debt Investments and a 5% change in the discount rates used to value the Company’s long-term debt and the mortgage debt encumbering the Station DST Property:

Sensitivity Analysis	Range of NAV (Class AX, IX & I)			Range of NAV (Class TX)			Range of NAV (Class T)
	Low	Concluded	High	Low	Concluded	High	Low	Concluded	High
Estimated Per Share NAV	$21.39	$24.40	$26.85	$21.34	$24.35	$26.80	$21.37	$24.38	$26.83
Capitalization Rate - Appraised Properties	5.52%	5.25%	4.99%	5.52%	5.25%	4.99%	5.52%	5.25%	4.99%
Cash Flow Discount Rate - Appraised Properties	6.65%	6.33%	6.01%	6.65%	6.33%	6.01%	6.65%	6.33%	6.01%
Residual Discount Rate - Appraised Properties	7.18%	6.84%	6.50%	7.18%	6.84%	6.50%	7.18%	6.84%	6.50%
Terminal Capitalization Rate - Appraised Properties	6.31%	6.01%	5.71%	6.31%	6.01%	5.71%	6.31%	6.01%	5.71%
Discount Rate - Debt Investments	11.09%	10.57%	10.04%	11.09%	10.57%	10.04%	11.09%	10.57%	10.04%
Discount Rate - Long-Term Debt Consolidated	7.18%	7.55%	7.93%	7.18%	7.55%	7.93%	7.18%	7.55%	7.93%

Sensitivity Analysis	Range of NAV (Class D)			Range of NAV (Class S)
	Low	Concluded	High	Low	Concluded	High
Estimated Per Share NAV	$21.38	$24.39	$26.85	$21.37	$24.38	$26.83
Capitalization Rate - Appraised Properties	5.52%	5.25%	4.99%	5.52%	5.25%	4.99%
Cash Flow Discount Rate - Appraised Properties	6.65%	6.33%	6.01%	6.65%	6.33%	6.01%
Residual Discount Rate - Appraised Properties	7.18%	6.84%	6.50%	7.18%	6.84%	6.50%
Terminal Capitalization Rate - Appraised Properties	6.31%	6.01%	5.71%	6.31%	6.01%	5.71%
Discount Rate - Debt Investments	11.09%	10.57%	10.04%	11.09%	10.57%	10.04%
Discount Rate - Long-Term Debt Consolidated	7.18%	7.55%	7.93%	7.18%	7.55%	7.93%

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

If the Company is unable to raise substantial funds in its public offerings, it will make fewer investments resulting in less diversification in terms of the type, number and size of investments it makes and the value of an investment in the Company will fluctuate with the performance of the limited assets it acquires. Further, the Company will have certain fixed operating expenses, including certain expenses as a public company and a REIT, regardless of whether it is able to raise substantial funds in the offerings. The Company’s inability to raise substantial funds would increase its fixed operating expenses as a percentage of gross income, reducing its net income and limiting its ability to make distributions. As of September 30, 2023, the Company has raised gross proceeds of $462,833,958 in the Offerings.

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

As of September 30, 2023, the Company’s debt to tangible assets ratio was 49%. See Note 8 – Loans Payable of the Company’s outstanding debt arrangement as of September 30, 2023.

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

Cash Flows

The following table provides a breakdown of the net change in the Company’s cash and cash equivalents and restricted cash:

Nine months ended September 30, 2023
Cash flows from operating activities	$11,720,096
Cash flows from investing activities	(6,303,409)
Cash flows from financing activities	(3,782,559)
Increase in cash and cash equivalents and restricted cash	$1,634,128

Operating Activities

During the nine months ended September 30, 2023, net cash provided by operating activities was $11,720,096, compared to $16,164,756 for the nine months ended September 30, 2022. The change was primarily due to reimbursement of expenses due to related parties (see “—Results of Operations”).

Investing Activities

Cash used in investing activities was $6,303,409 for the nine months ended September 30, 2023, compared to $110,109,644 for the nine months ended September 30, 2022. The change was due to a decrease of $103,806,235 in acquisition of real estate and real estate-related assets.

Financing Activities

During the nine months ended September 30, 2023, net cash used in financing activities was $3,782,559, compared to $115,302,788 net cash provided by financing activities for the nine months ended September 30, 2022. The change was primarily due to a net increase in proceeds from borrowings under credit facility of $14,500,000, a decrease in proceeds from common stock issued of $90,000,957, an increase in distributions of $7,018,843, an increase in payments from redemptions of common stock of $30,784,470, an increase in non-controlling interest distributions of $3,850,811, and a decrease of $3,191,427 in the DST Offering proceeds received for the DST interests sold, offset by a payment of $1,261,161 in deferred financing costs.

Distributions

The Company’s board of directors has authorized, and the Company has declared, distributions for the period September 1, 2020 through November 1, 2023 in an amount equal to $0.004234973 per day (or approximately $1.55 on an annual basis) per each share of common stock, less, for holders of certain classes of shares, the distribution fees that are payable with respect to such shares as further described in the applicable prospectus. The distributions are payable by the 5th business day following each month end to stockholders of record at the close of business each day during the prior month.

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

The following table summarizes the Company’s distributions declared during the three and nine months ended September 30, 2023 and September 30, 2022:

	Three months ended September 30, 2023		Nine months ended September 30, 2023
	Amount	Percent	Amount	Percent
Distributions
Paid in cash	$2,835,086	47%	$11,133,846	63%
Payable	1,949,984	33%	1,949,984	11%
Reinvested in shares	1,166,253	20%	4,534,192	26%
Total distributions	$5,951,323	100%	$17,618,022	100%
Sources of Distributions:
Operating cash flows	$5,951,323	100%	$11,720,096	67%
Offering proceeds pursuant to Distribution Support Agreement(1)	—	0%	—	0%
Offering proceeds	—	0%	5,897,926	33%
Total sources of distributions	$5,951,323	100%	$17,618,022	100%

	Three months ended September 30, 2022		Nine months ended September 30, 2022
	Amount	Percent	Amount	Percent
Distributions
Paid in cash	$2,520,493	46%	$8,743,086	61%
Payable	1,829,517	34%	1,829,517	13%
Reinvested in shares	1,054,845	20%	3,685,436	26%
Total distributions	$5,404,855	100%	$14,258,039	100%

Sources of Distributions:
Operating cash flows	$5,404,855	100%	$10,369,193	73%
Offering proceeds pursuant to Distribution Support Agreement(1)	—	0%	1,867,720	13%
Offering proceeds	—	0%	2,021,126	14%
Total sources of distributions	$5,404,855	100%	$14,258,039	100%

Note: (1) Pursuant to the Amended Distribution Support Agreement, CFI had purchased Class I Shares to the extent cash distributions exceed MFFO within 15 business days following the Company’s filing with the SEC of its periodic report for such calendar quarter or year. As of September 30, 2023, CFI has no remaining obligation under the Amended Distribution Support Agreement.

During the three and nine months ended September 30, 2023 the Company declared $5,951,323 and $17,618,022, respectively, of distributions to its shareholders (including those reinvested in shares pursuant to the DRP), compared to the Company’s total aggregate MFFO of $3,210,098 and $3,504,562, respectively, for the three and nine months ended September 30, 2023, and the Company’s total aggregate net loss of $1,552,481 and $9,922,633 for such periods, respectively.

During the three and nine months ended September 30, 2022, the Company declared $5,404,855 and $14,258,039, respectively, of distributions to its shareholders (including those reinvested in shares pursuant to the DRP), compared to the Company’s total aggregate MFFO of $1,685,488 and $3,101,611, respectively, for the three and nine months ended September 30, 2022, and the Company’s total aggregate net loss of $2,828,421 and $8,825,397 for such periods, respectively.

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

Critical Accounting Policies

Below is a discussion of the accounting policies that management believes are critical to the Company’s principal operations. The Company considers these policies critical because they involve significant judgments and assumptions, and they require estimates about matters that are inherently uncertain and they are important for understanding and evaluating the Company’s reported financial results. The accounting policies have been established to conform with U.S. GAAP. The preparation of the financial statements in accordance with U.S. GAAP requires management to use judgments in the application of such policies. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments. These judgments affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in the Company’s financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of the Company’s results of operations to those of companies in similar businesses.

Reimbursement of Organization and Offering Costs

The Advisor has agreed to pay, on behalf of the Company, all O&O Costs through the first anniversary of the date on which the Company satisfied the Minimum Offering Requirement, which was May 18, 2018 (“Escrow Break Anniversary”). The Company was not required to reimburse the Advisor for payment of the O&O Costs prior to the Escrow Break Anniversary. After the Escrow Break Anniversary, the Advisor, in its sole discretion, may pay some or all of the additional O&O Costs incurred, but is not required to do so. To the extent the Advisor pays such additional O&O Costs, the Company is obligated to reimburse the Advisor subject to the 1% Cap. Following the Escrow Break Anniversary, the Company began reimbursing the Advisor for payment of the O&O Costs on a monthly basis, which will continue through the period ended May 18, 2021; provided, however, that the Company will not be obligated to pay any amounts that as a result of such payment would cause the aggregate payments for O&O Costs (less selling commissions, dealer manager fees and distribution fees) paid to the Advisor to exceed the 1% Cap as of such payment date. Any amounts not reimbursed in any period are included in determining any reimbursement for a subsequent period. As of September 30, 2023, the Advisor has continued to pay all O&O Costs on behalf of the Company.

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

The Company evaluates all of its investments in real estate-related assets to determine if they are VIEs utilizing judgments and estimates that are inherently subjective. If different judgments or estimates were used for these evaluations, it could result in differing conclusions as to whether or not an entity is a VIE and whether or not to consolidate such entity. As of September 30, 2023, the Company concluded that it had investments in VIEs, and because the Company was deemed the primary beneficiary it consolidated such entities, as described in “Note 11 — Variable Interest Entities” in its accompanying unaudited consolidated financial statements included in Item 1. “Financial Statements (Unaudited) and Supplementary Data.”

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

Debt Investments

Debt investments are generally intended to be held to maturity and, accordingly, are carried at cost, net of unamortized loan fees, premium, discount and unfunded commitments. Debt investments that are deemed to be credit impaired are carried at amortized cost less a loan loss reserve, if deemed appropriate. Debt investments where the Company does not have the intent to hold the loan for the foreseeable future or until its expected payoff are classified as held for sale and recorded at the lower of cost or estimated fair value, unless the Company has elected to apply the fair value option at origination or purchase.

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

Debt Investments

Interest income is recognized on an accrual basis along with any changes in the fair value. The changes in fair value are reflected as an adjustment to net loss from investment in debt securities in earnings.

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

Off-Balance Sheet Arrangements

As of September 30, 2023, the Company had no off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on the Company’s financial condition, revenue and expenses, results of operations, liquidity, capital expenditures, or capital resources.

Contractual Obligations

The following table presents the future principal payment due under the Company’s GR Loan, FM Loan, CO Loan, DST Loan, Buchanan Loan, Keller Loan, Summerfield Loan, Valencia Loan, Kacey Loan, Industry Loan, ON3 Loan, West End Loan, Palms Loan, Pearland Loan, and Credit Facility agreements as of September 30, 2023, which represents the Company’s aggregate contractual obligations and commitments with payments due subsequent to September 30, 2023.

Year	Amount
2023 (remaining)	—
2024	41,000,000
2025	—
2026	22,495,184
2027	4,500,000
Thereafter	442,273,250
Total	$510,268,434

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

The market risk associated with financial instruments and derivative financial instruments is the risk of loss from adverse changes in market prices or interest rates. The Company’s interest rate risk management objectives are to limit the impact of interest rate changes in earnings and cash flows and to manage overall borrowing costs. To achieve these objectives, from time to time, the Company may enter into interest rate hedge contracts such as swaps, collars and treasury lock agreements in order to mitigate interest rate risk with respect to various debt instruments. The Company would not hold or issue these derivative contracts for trading or speculative purposes. As of September 30, 2023, there are no such hedging contracts outstanding. The Company does not have any foreign operations and thus is not exposed to foreign currency fluctuations.

Interest Rate Risk

As of September 30, 2023, the Company had $383 million fixed rate debt and $127 million of floating rate debt. The Company uses derivative financial instruments to limit the exposure to interest rate changes associated with its borrowings. The use of derivative financial instruments carries certain risks, including the risk that the counterparties to these contractual arrangements are not able to perform under the agreements. To mitigate this risk, the Company only enters into derivative financial instruments with counterparties with high credit ratings and with major financial institutions with which the Company and its related parties may also have other financial relationships. The Company does not anticipate that any of the counterparties will fail to meet their obligations. (For further detail refer to Note 8 – Loans Payable).

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

As of September 30, 2023, lease expirations related to the Company’s net lease portfolio of real estate assets (excluding the SF Property), based on each asset’s fair value used in determining the Company's NAV, were as follows:

•
2023 – 0.0%
•
2024 – 0.0%
•
2025 – 0.0%
•
2026 – 0.0%
•
2027 – 18.6%
•
2028 – 18.4%
•
2029 – 0.0%
•
2030 – 0.0%
•
2031 – 29.6%
•
2032 – 23.8%
•
After 2033 – 9.5%

As of September 30, 2023, the industry concentration of the Company’s portfolio of real estate assets, based on each asset’s fair value used in determining the Company's NAV, was as follows:

•
Multifamily – 35.8%
•
Single Tenant Office – 32.5%
•
Single Tenant Industrial – 28.5%
•
Single Tenant Life Sciences – 1.6%
•
Single Tenant Necessity Retail – 1.6%

As of September 30, 2023, the geographic concentration of the Company’s portfolio of real estate assets, based on each asset’s fair value used in determining the Company's NAV, was as follows:

•
Texas – 31.3%
•
Ohio – 27.3%
•
California – 14.5%
•
South Carolina – 7.3%
•
Maryland – 5.6%
•
Arizona – 4.3%
•
New Jersey – 2.1%
•
Illinois – 2.4%
•
Pennsylvania – 2.2%
•
Michigan – 1.6%
•
Kansas – 1.3%
•
Indiana – 0.1%

As of September 30, 2023, the investment type concentration of the Company’s portfolio of real estate assets, based on each asset’s fair value used in determining the Company's NAV, was as follows:

•
Common Equity – 94.5%
•
Mezzanine Loan – 2.3%
•
Preferred Equity – 2.2%
•
Real Estate-Related Securities – 1.0%

As of September 30, 2023, the maturity concentration of debt secured by the Company's portfolio of real estate assets (including the Company's credit facility, which makes up all debt maturing in 2023 – 2025, and has two one-year extension options), based on principal balances and adjusted for ownership percentage, was as follows:

•
2023 – 0.0%
•
2024 – 21.9%
•
2025 – 0.0%
•
2026 – 0.0%
•
2027 – 2.4%
•
2028 – 25.4%
•
2029 – 5.1%
•
2030 – 4.7%
•
2031 – 33.8%
•
2032 – 6.2%
•
After 2033 – 0.6%

As of September 30, 2023, the weighted average lease term remaining of the Company’s portfolio of real estate assets (excluding multifamily, mezzanine and preferred equity investments), based on each asset’s fair value used in determining the Company's NAV, was 7.3 years.

As of September 30, 2023, the weighted average occupancy of the Company’s portfolio of real estate assets, based on each asset’s fair value used in determining the Company's NAV, was 95%. For the Company's industrial, retail and office investments, occupancy includes all leased square footage as of the date indicated. For the Company's multifamily investments, occupancy is defined as the percentage of units occupied on the date indicated.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2023, the Company was not involved in any material legal proceedings.

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

The more shares the Company sells in the Company’s Follow-On Offering, the greater the Company’s challenge will be to invest all of the Company’s net Follow-On Offering proceeds. The large size of the Company's Follow-On Offering increases the risk of delays in investing the Company’s net proceeds promptly and on attractive terms. Pending investment, the net proceeds of the Company’s Follow-On Offering may be invested in permitted temporary investments, which include short-term United States government securities, bank certificates of deposit and other short-term liquid investments. The rate of return on these investments, which affects the amount of cash available to make distributions to stockholders, has fluctuated in recent years and most likely will be less than the return obtainable from the type of investments in the real estate industry the Company seeks to acquire or originate. Therefore, delays the Company encounters in the selection, due diligence and acquisition or origination of investments would likely limit the Company’s ability to pay distributions to the Company’s stockholders and lower their overall returns. In addition, cash and cash equivalents may potentially subject the Company to concentration of risk and at times, balances with any one financial institution may exceed the Federal Deposit Insurance Corporation insurance limits. As of September 30, 2023, the Company had approximately $31 million of unrestricted cash and cash equivalents.

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

Pursuant to the Distribution Support Agreement, in certain circumstances where the Company’s cash distributions exceed MFFO, CFI will purchase up to $5.0 million of shares in the Company’s public offerings (including the $2.0 million of shares purchased to satisfy the Minimum Offering). The sponsor has purchased Class IX shares in the Company’s Initial Offering and has purchased Class I shares in the Follow-On Offering. As of September 30, 2023, CFI has no remaining obligation pursuant to the Distribution Support Agreement. Subsequent to the expiration of the Distribution Support Agreement, the Company may not have sufficient cash available to pay distributions at the rate the Company had paid during preceding periods or at all. If the Company pays distributions from sources other than the Company’s cash flow from operations, the Company will have less cash available for investments, the Company may have to reduce the Company’s distribution rate, the Company’s net asset value may be negatively impacted and the Company’s stockholders overall return may be reduced. As of September 30, 2023, the Company has declared cumulative distributions of $68,418,820, of which 23% of the Company’s cash distributions were paid using proceeds from the Offerings. For the nine months ended September 30, 2023, 33% of the Company's cash distributions were paid using proceeds from the Offerings (see “—Distributions”).

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

The Company’s Amended Advisory Agreement provides that any operating expenses which have not been invoiced by the Advisor will not become the Company’s obligations. Without these provisions in the Company’s Amended Advisory Agreement, such operating expenses, if invoiced, would likely be recorded as liabilities of the Company, which, in turn, would likely have a negative effect on the Company’s NAV per share. The Company’s Amended Advisory Agreement provides that the Advisor will not invoice the Company for any reimbursement if the impact of such would result in the incurrence of an obligation in an amount that would result in the Company’s NAV per share for any class of shares to be less than $25.00. The Company may, however, incur and record an obligation to reimburse the Advisor, even if it would result in the Company’s NAV per share for any class of shares for such quarter to be less than $25.00, if the Company’s board of directors determines that the reasons for the decrease of the Company’s NAV per share below $25.00 were unrelated to the Company’s obligation to reimburse the Advisor for operating expenses. The Company’s Amended Advisory Agreement also provides that the Advisor may be reimbursed for previously unbilled operating expenses for prior periods in any subsequent quarter, subject to certain limitations, including the limitation related to the NAV per share of $25.00 referenced above and the 2%/25% Guidelines. The incurrence of previously unbilled operating expenses likely will have a negative effect on the Company’s NAV per share. As of September 30, 2023, the Advisor has incurred $13,397,316 of Unreimbursed Operating Expenses, including $2,758,860 of Unreimbursed Operating Expenses incurred during the three months ended September 30, 2023 that have not been invoiced to the Company.

The quality of the CMBS is dependent on the credit quality and selection of the mortgages for each issuance.

CMBS are affected by the quality of the credit extended. As a result, the quality of the CMBS is dependent upon the selection of the commercial mortgages for each issuance and the cash flow generated by the commercial real estate assets, as well as the relative diversification of the collateral pool underlying such CMBS and other factors such as adverse selection within a particular tranche or issuance.

There are certain risks associated with the servicers of commercial real estate loans underlying CMBS and other investments.

The exercise of remedies and successful realization of liquidation proceeds relating to commercial real estate loans underlying CMBS and other investments may be highly dependent on the performance of the servicer or special servicer. The servicer may not be appropriately staffed or compensated to immediately address issues or concerns with the underlying loans. Such servicers may exit the business and need to be replaced, which could have a negative impact on the portfolio due to lack of focus during a transition. Special servicers frequently are affiliated with investors who have purchased the most subordinate bond classes, and certain servicing actions, such as a loan extension instead of forcing a borrower pay off, may benefit the subordinate bond classes more so than the senior bonds. While servicers are obligated to service the portfolio subject to a servicing standard and maximize the present value of the loans for all bond classes, servicers with an affiliate investment in the CMBS or other investments may have a conflict of interest. There may be a limited number of special servicers available, particularly those which do not have conflicts of interest. In addition, to the extent any such servicers fail to effectively perform their obligations pursuant to the applicable servicing agreements, such failure may adversely affect the Company’s investments.

Item 2. Unregistered Sales of Equity Securities.

Unregistered Sales of Equity Securities

During the nine months ended September 30, 2023, the Company did not complete any sales of unregistered securities.

Amended and Restated Share Repurchase Program

Stockholders are eligible to have their shares repurchased by the Company pursuant to the Third Amendment and Restated Share Repurchase Program (“Amended SRP”).

The Amended SRP included numerous restrictions that limit stockholders’ ability to have their shares repurchased. If repurchase requests, in the business judgment of the Company’s board of directors, place an undue burden on the Company’s liquidity, adversely affect its operations or risk having an adverse impact on stockholders whose shares are not repurchased, then the Company’s board of directors may terminate, suspend or amend the share repurchase program at any time without stockholder approval, if it deems such action to be in the best interest of the stockholders. In addition, the Company’s board of directors may determine to suspend the share repurchase program due to regulatory changes, changes in law or if the Company's board of directors becomes aware of undisclosed material information that it believes should be publicly disclosed before shares are repurchased. Material modifications, including any reduction to the monthly or quarterly limitations on repurchases, and suspensions of the program will be promptly disclosed to stockholders in a prospectus supplement (or post-effective amendment if required by the Securities Act) or current report on Form 8-K filed with the SEC. Any material modifications will also be disclosed on the Company's website. Further, the Amended SRP will be terminated in the event that the Company’s shares ever become listed on a national securities exchange or in the event a secondary market for the Company’s common stock develops.

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

The table below summarizes the repurchase activity for the three months ended September 30, 2023:

For the Month Ended	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Redeemed as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Redeemed Under the Plans or Programs(1)
July 31, 2023	123,502	25.20	123,502	183,387
August 31, 2023	245,507	24.54	245,507	63,599
September 30, 2023	287,615	24.43	287,615	16,798
Total	656,624	$24.62	656,624	594,240

Note: (1) The Company limits the number of shares that may be redeemed per calendar month and per calendar year under the program as described above.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the quarter ended September 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

Item 6. Exhibits.

The exhibits listed below are included, or incorporated by reference, in this Quarterly Report on Form 10-Q.

EXHIBITS INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 (and are numbered in accordance with Item 601 of Regulation S-K).

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

10.2*

Third Amendment to the Credit Agreement, dated as of September 29, 2023, by and among Cantor Fitzgerald Income Trust Operating Partnership, L.P., Cantor Fitzgerald Income Trust, Inc., certain subsidiary guarantors, the lenders party thereto and Citizens Bank, N.A. as administrative agent.

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

The following materials from Cantor Fitzgerald Income Trust, Inc.’s Quarterly Report on Form 10-Q for the nine months ended September 30, 2023 are formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Changes in Equity; (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

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

Dated: November 13, 2023