Form 10-K
period 2023-12-31
Cantor Fitzgerald Income Trust, Inc.
filed 2024-03-29
CIK 1666244

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the common stock held by non-affiliates of the Registrant: No established market exists for the Registrant’s common stock. As of March 19, 2024, the registrant had 3,857,247 Class AX shares, 1,173,309 Class IX shares, 114,913 Class TX shares, 7,076,360 Class I shares, 618,196 Class D shares, 1,501,142 Class T shares and 6,961 Class S shares of $0.01 par value common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the definitive proxy statement related to the registrant’s 2024 Annual Meeting of Stockholders to be filed hereafter are incorporated by reference into Part III (Items 10, 11, 12, 13 and 14) of this Annual Report on Form 10-K.

Auditor Firm Id: 42 Auditor Name: Ernst & Young LLP Auditor Location: New York, NY, US

i

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements, as that term is defined under the Private Securities Litigation Reform Act of 1995 ("PSLRA"), Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Those statements include statements regarding the Company’s business, including, in particular, statements about the Company’s plans, strategies and objectives. You can generally identify forward-looking statements by the Company’s use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue” or other similar words. You should not rely on these forward-looking statements because the matters they describe are based on management's current expectations, are not guarantees of future performance and are subject to known and unknown risks, uncertainties and other unpredictable factors, many of which are beyond the Company’s control. The Company’s actual results, performance and achievements may be materially different from that expressed or implied by these forward-looking statements.

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
•
the Company’s dependence on the resources and personnel of Cantor Fitzgerald Income Advisors, LLC (the “Advisor”), Cantor Fitzgerald Investors, LLC (“CFI”), and their affiliates, including the Advisor’s ability to source and close on attractive investment opportunities on the Company’s behalf;
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
•
the full extent of the past and ongoing impact and effects of the outbreak of coronavirus (COVID-19) on the future financial performance of the Company and its tenants;
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

On March 20, 2020, the Company filed a registration statement on Form S-11 with the SEC for a proposed second public offering (the “Follow-On Offering”). Subsequently, on July 31, 2020, the Company terminated the Primary Offering but is continuing to offer up to $50.0 million of common stock pursuant to the DRP. The Company’s Registration Statement for the Follow-On Offering was declared effective by the SEC in August 2020. In the Follow-On Offering, the Company was offering up to $1 billion in shares of common stock in a primary offering on a best efforts basis and $250 million in shares of common stock to be issued pursued to DRP. On July 30, 2020, the Company, amended its charter (as amended, the “Charter”) to redesignate its currently issued and outstanding Class A shares of common stock, Class T shares of common stock and Class I shares of common stock as “Class AX Shares,” “Class TX Shares” and “Class IX Shares,” respectively. In addition, on July 30, 2020, as set forth in the Charter, the Company has reclassified the authorized but unissued portion of its common stock into four additional classes of common stock: Class T Shares, Class S Shares, Class D Shares, and Class I Shares. The Class AX shares, Class TX shares and Class IX shares generally have the same rights, including voting rights, as the Class T shares, Class S shares, Class D shares and Class I shares that the Company was offering pursuant to the Follow-On Offering and is currently offering pursuant to the Third Offering (as defined below).

On August 9, 2023, the Company filed a registration statement on Form S-11 with the SEC for a proposed third public offering (the "Third Offering"), which was declared effective on February 7, 2024. In the Third Offering, the Company is offering up to $1 billion in shares of common stock in a primary offering on a best efforts basis and $250 million in shares of common stock to be issued pursued to the DRP.

As of March 19, 2024, the Company had sold 3,849,067 Class AX shares, 114,913 Class TX shares, 1,173,309 Class IX shares, 1,501,142 Class T shares, 618,196 Class D shares, 6,961 Class S shares, and 7,076,360 Class I shares of common stock in the Primary Offering and the primary portion of the Follow-On Offering, as well as 434,795 Class AX shares, 126,859 Class TX shares, 119,596 Class IX shares, 41,908 Class T shares, 23,390 Class D shares, 196 Class S shares, and 227,162 Class I shares in the DRP for aggregate net proceeds of $359,880,054 in the Initial Offering, the Follow-On Offering and the Third Offering (collectively, the “Offerings”).

Upon commencement of the Follow-On Offering, on August 10, 2020, the Company began operating as a non-exchange traded perpetual-life REIT instead of operating as a REIT of finite duration. In connection with the determination to operate as a perpetual-life REIT, the Company’s board of directors has determined to update the Company’s investment strategy. Currently, the Company intends to invest in a diversified portfolio of income-producing commercial real-estate, multifamily properties, and debt secured by commercial real estate located primarily in the United States. The Company will seek to invest: (a) at least 80% of its assets in properties and real estate-related debt; and (b) up to 20% of its assets in real estate-related securities.

Prior to the commencement of the Follow-On Offering, the Company determined its net asset value as of the end of each quarter. Net Asset Value (“NAV”), as defined, is calculated consistent with the procedures set forth in the Company’s prospectus and excludes any organization and offering expenses paid by the Advisor on the Company’s behalf (other than selling commissions, dealer manager fees and distribution fees) (“O&O Costs”), with such costs to be reflected in the Company’s NAV to the extent the Company reimburses the Advisor for these costs. Upon commencement of the Follow-On Offering, the Company started determining its NAV on a monthly basis, beginning with determination of NAV as of July 31, 2020. As of December 31, 2023, the Company’s NAV was $22.08 per Class AX share, Class IX share, Class I share, and Class D share, $22.02 per Class TX share, and $22.07 per Class T share and Class S share. For further discussion of the Company’s NAV calculation, please see “—Net Asset Value”.

As of December 31, 2023, the Company owned the following investments:

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
•
A controlling interest of (10%) in a Delaware Statutory Trust, (the "ON3 DST"), which owns an office located in Nutley, NJ (the "ON3 Property").
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
•
An acre of land located in Greenfield, IN (the "Mount Comfort Land").
•
A controlling interest of (5%) in Delaware Statutory Trust, CF Pearland Multifamily DST (the "Pearland DST"), which owns a multifamily residential property in Pearland, TX (the "Pearland Property").
•
An investment in $7,500,000 of investment-grade rated (BBB/Fitch; BBB/Kroll) Class D BMO 2023-5C1 commercial mortgage-backed securities ("CMBS") with a 4.00% coupon. The Company paid $0.69 on the dollar for the securities.
•
An investment in $5,060,000 of investment-grade rated (BBB/Fitch; BBB/Kroll) Class D BMO 2023-5C2 CMBS with a 5.00% coupon. The Company paid $0.70 on the dollar for the securities.

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

Conflicts of Interests

The Advisor faces conflicts of interest relating to performing services on the Company’s behalf and such conflicts may not be resolved in the Company’s favor, meaning that the Company could acquire less attractive assets, which could limit the Company’s ability to make distributions and reduce the investors' overall investment return.

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
•
The investments in the Company’s portfolio are illiquid and the Company may suspend or terminate the share repurchase program at any time.
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
•
The Company's business could be materially and adversely affected by the risks, or the public perception of the risks, related to a pandemic or other health crisis, such as the outbreak of coronavirus.
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

The Company’s business and operations are dependent on the commercial real estate industry generally, which in turn is dependent upon broad economic conditions in the United States and abroad. A worsening of economic conditions would likely have a negative impact on the commercial real estate industry generally and on the Company’s business and operations specifically. Additionally, disruptions in the global economy, whether as a result of ongoing economic conditions in China and the Euro-zone, including relating to Brexit, epidemics of infectious disease (including coronavirus), tariff and trade policies, regional conflict (including the ongoing outbreak of hostilities between Russia and Ukraine and between Hamas and Israel) or otherwise, may also have a negative impact on the commercial real estate market domestically. Adverse conditions in the commercial real estate industry could harm the Company’s business and financial condition by, among other factors, reducing the value of the Company’s existing assets, limiting the Company’s access to debt and equity capital, harming the Company’s ability to originate new commercial real estate debt and otherwise negatively impacting the Company’s operations.

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

Market disruptions in a single country could cause a worsening of conditions on a regional and even global level, and economic problems in a single country are increasingly affecting other markets and economies. A continuation of this trend could result in problems in one country adversely affecting regional and even global economic conditions and markets. For example, concerns about the fiscal stability and growth prospects of certain European countries in the last economic downturn had a negative impact on most economies of the Eurozone and global markets and the current ongoing conflict between Russia and Ukraine and between Hamas and Israel could have a negative impact on those countries and others in those regions. The occurrence of similar crises in the future could cause increased volatility in the economies and financial markets of countries throughout a region, or even globally.

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

A property may incur vacancies either by the continued default of tenants under their leases or the expiration of tenant leases. If vacancies continue for a long period of time, the Company may suffer reduced revenues resulting in less cash to be distributed to stockholders. In addition, because properties’ market values depend principally upon the value of the properties’ leases, the resale value of properties with prolonged vacancies could suffer, which could further reduce the Company’s stockholders’ return. The lease on SF Property expired on December 31, 2021 and the tenant did not renew the lease, as such as of March 28, 2024, the SF Property is vacant.

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

The Company’s business and the businesses of the Company’s tenants could be materially and adversely affected by the risks, or the public perception of the risks, related to a pandemic or other health crisis, such as the outbreak of coronavirus (COVID-19).

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

The Company’s business may be adversely affected by market, economic and real estate conditions in the U.S. and global economies and/or the local economies in the markets in which the Company’s properties are located. Unfavorable market, economic and real estate conditions may be due to, among other things, rising or sustained high interest rates and high inflation, labor market challenges, supply chain disruptions, volatility in the public equity and debt markets, pandemics (such as the COVID-19 pandemic), geopolitical instability (such as the war in Ukraine and the military conflict between Hamas and Israel), and other conditions beyond the Company’s control. Because economic conditions in the United States may affect the demand for real estate values, occupancy levels and property income, current and future economic conditions in the United States, including slower growth or a recession and capital market volatility or disruptions, could have a material adverse impact on the Company’s earnings and financial condition. Economic conditions may be affected by numerous factors, including, but not limited to, the pace of economic growth and/or recessionary concerns, inflation, increases in the levels of unemployment, energy prices, uncertainty about government fiscal and tax policy, geopolitical events, the regulatory environment, the availability of credit and interest rates. Current conditions, or similar conditions existing in the future, may have a material adverse effect on the Company’s results of operations, financial condition and ability to pay distributions to the Company’s shareholders.

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

The Company cannot assure the Company’s stockholders that leases will be renewed or that properties will be re-leased at rental rates equal to or above existing rental rates or that substantial rent abatements, tenant improvements, early termination rights or tenant-favorable renewal options will not be offered to attract new tenants or retain existing tenants. If the rental rates at properties decrease, existing tenants do not renew their leases or do not re-lease a significant portion of available space and space for which leases will expire, the Company’s financial condition, results of operations, cash flow, cash flow available to pay debt service and the Company’s ability to make distributions to the Company’s stockholders and to satisfy the Company’s principal and interest obligations would be adversely affected. Moreover, the resale value of properties could be diminished because the market value of properties depends upon the value of the leases associated with the properties. As of March 28, 2024, the Company has one vacant space from the expiration of the SF Property lease on December 31, 2021.

Changing circumstances and market conditions, some of which may be beyond the Company's control, could impair the Company's ability to access the Company's existing cash and cash equivalents and investments.

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

Properties that the Company acquire may be concentrated in a geographic location or in a particular asset class and certain of the Company’s investments may be secured by a single property or properties in one geographic location or asset class. These investments carry the risks associated with significant geographical or industry concentration. The Company has not established and does not plan to establish any investment criteria to limit the Company’s exposure to these risks for future investments. As a result, the Company’s properties or properties underlying the Company’s investments may be overly concentrated in certain geographic areas or industries and the Company may experience losses as a result. A worsening of economic conditions, a natural disaster or civil disruptions in a geographic area in which the Company’s investments may be concentrated or economic upheaval with respect to a particular asset class, could have an adverse effect on the Company’s business, including impairing the value of the Company’s properties or of the Company’s collateral or reducing the demand for new financings and limiting the ability of borrowers to pay financed amounts.

In addition, if the Company’s tenants are concentrated in any particular industry, any adverse economic developments in such industry could expose the Company to additional risks. These concentration risks could negatively impact the Company’s operating results and affect the Company’s ability to make distributions to the Company’s stockholders.

As of December 31, 2023, 30.9% of the Company’s investments were concentrated in Texas, 27.7% in Ohio, 14.4 in California,6.6% in South Carolina, 5.9% in Maryland, 4.5% in Arizona, 2.1% in New Jersey, 2.5% in Illinois, 2.3% in Pennsylvania, 1.6% in Michigan, 1.4% in Kansas and 0.1% in Indiana. In addition, the Company’s portfolio of real estate assets had the following industry concentration: 35.7% multifamily, 30% single tenant office, 29.2% single tenant industrial, 1.7% single tenant life sciences and 1.6% single tenant necessity retail.

The Company may be adversely affected by trends in office real estate, including work from home trends.

As of December 31, 2023, approximately 30.0% of the Company's portfolio was comprised of single tenant office properties. Work from home, flexible or hybrid work schedules, open workplaces, videoconferencing, and teleconferencing are becoming more common, particularly as a result of the COVID-19 pandemic. Changes in tenant space utilization, including increased acceptance of work from home and flexible work arrangement policies, may cause office tenants to reassess their long-term physical space needs, which could have an adverse effect on the Company's business.

The Company has no established investment criteria limiting the size of each investment the Company makes. If the Company has an investment that represents a material percentage of the Company’s assets and that investment experiences a loss, the value of the Company’s stockholders’ investment in the Company could be significantly diminished.

The Company is not limited in the size of any single investment the Company may make and certain of the Company’s investments may represent a significant percentage of the Company’s assets. The Company may be unable to raise significant capital and invest in a diverse portfolio of assets which would increase the Company’s asset concentration risk. Any such investment may carry the risk associated with a significant asset concentration. Should any investment representing a material percentage of the Company’s assets, experience a loss on all or a portion of the investment, the Company could experience a material adverse effect, which would result in the value of the Company’s stockholders’ investment in the Company being diminished. As of December 31, 2023, the Company has made twenty five investments, six of which, represent more than 10% of the NAV.

Industry concentration of the Company’s tenants or the Company’s investments may make us particularly susceptible to adverse economic developments in these industries.

In the event the Company has a concentration of tenants the in a particular industry, the Company’s operating results and ability to make distributions may be adversely affected by adverse developments in those industries and the Company will be subject to a greater risk to the extent that the Company’s tenants are not diversified by industry. As of December 31, 2023, Eisai Corporation of North America is the only tenant occupying more than ten percent of the real property the Company owns interest in. Eisai Corporation of North America is the United States based, wholly owned subsidiary of AA- rated (R&I) Eisai Co. Ltd., a Japanese pharmaceutical company, publicly traded on the Tokyo Stock Exchange.

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

The Company’s primary interest rate exposures will relate to the yield on the Company’s investments and the financing cost of the Company’s debt, as well as the Company’s interest rate swaps that the Company utilizes for hedging purposes. In 2022 and 2023, market interest rates rose markedly and rapidly primarily as a result of the Federal Reserve's actions to curb rapidly rising inflation, which has led to a significant slowdown in real estate transactions and less capital available in the marketplace to finance real estate projects. Changes in interest rates will affect the Company’s net interest income, which is the difference between the interest income the Company earns on the Company’s interest-earning investments and the interest expense the Company incurs in financing these investments. Interest rate fluctuations resulting in the Company’s interest expense exceeding interest income would result in operating losses for the Company. Changes in the level of interest rates also may affect the Company’s ability to invest in investments, the value of the Company’s investments and the Company’s ability to realize gains from the disposition of investments. Changes in interest rates may also affect borrower default rates.

To the extent that the Company’s financing costs will be determined by reference to floating rates, such as LIBOR or a Treasury index, plus a margin, the amount of such costs will depend on a variety of factors, including, without limitation, (a) for collateralized debt, the value and liquidity of the collateral, and for non-collateralized debt, the Company’s credit, (b) the level and movement of interest rates, and (c) general market conditions and liquidity. In a period of rising interest rates, the Company’s interest expense on floating rate debt would increase, while any additional interest income the Company earns on the Company’s floating rate investments may not compensate for such increase in interest expense. At the same time, the interest income the Company earns on the Company’s fixed-rate investments would not change, the duration and weighted average life of the Company’s fixed-rate investments would increase and the market value of the Company’s fixed-rate investments would decrease. Similarly, in a period of declining interest rates, the Company’s interest income on floating-rate investments would decrease, while any decrease in the interest the Company is charged on the Company’s floating-rate debt may not compensate for such decrease in interest income and interest the Company is charged on the Company’s fixed-rate debt would not change. Any such scenario could materially and adversely affect the Company. As of December 31, 2023, the Company is primarily exposed to rising interest rates through the floating rates on two loans and a revolving credit facility. The Company has mitigated this risk using hedging instruments on the two loans and by paying down the revolving credit facility.

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

The phase-out of LIBOR and transition to an Alternative Benchmark Interest Rate could have adverse effects.

The administrator of LIBOR ceased the publication of the one week and two month LIBOR settings immediately following the LIBOR publication on December 31, 2021, and ceased the publication of the remaining USD LIBOR settings immediately following the LIBOR publication on June 30, 2023. The Alternative Reference Rate Committee has identified the Secured Overnight Financing Rate ("SOFR") as the preferred alternative to LIBOR. SOFR is a broad measure of the cost of borrowing cash overnight collateralized by U.S. Treasury securities, published by the Federal Reserve Bank of New York. It is expected that new contracts will use SOFR or other alternative reference rates instead of LIBOR. Due to the broad use of LIBOR as a reference rate, all financial market participants, including the Company's, are impacted by the risks associated with this transition and therefore it could adversely affect the Company's operations and cash flows, although the Company has amended the Company's Citizens Credit Facility and other loan agreements to reference SOFR.

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

The Company will price the Company’s assets based on the Company’s assumptions about future credit spreads for financing of those assets. The Company expects to obtain longer-term financing for the Company’s assets using structured financing techniques in the future. In such financings, interest rates are typically set at a spread over a certain benchmark, such as the yield on United States Treasury obligations, swaps, or SOFR. If the spread that borrowers will pay over the benchmark widens and the rates the Company charges on the Company’s assets to be securitized are not increased accordingly, the Company’s income may be reduced or the Company may suffer losses.

The Company’s investments in debt securities and preferred and common equity securities will be subject to the specific risks relating to the particular issuer of the securities and may involve greater risk of loss than secured debt financings.

The Company’s investments in debt securities and preferred and common equity securities will involve special risks relating to the particular issuer of the securities, including the financial condition and business outlook of the issuer. Issuers that are REITs and other real estate companies are subject to the inherent risks associated with real estate and real estate-related investments. Issuers that are debt finance companies are subject to the inherent risks associated with structured financing investments. Furthermore, debt securities and preferred and common equity securities may involve greater risk of loss than secured debt financings due to a variety of factors, including that such investments are generally unsecured and may also be subordinated to other obligations of the issuer. As a result, investments in debt securities and preferred and common equity securities are subject to risks of (i) limited liquidity in the secondary trading market, (ii) substantial market price volatility resulting from changes in prevailing interest rates, (iii) subordination to the senior claims of banks and other lenders to the issuer, (iv) the operation of mandatory sinking fund or call/redemption provisions during periods of declining interest rates that could cause the issuer to reinvest redemption proceeds in lower yielding assets, (v) the possibility that earnings of the issuer may be insufficient to meet its debt service and distribution obligations and (vi) the declining creditworthiness and potential for insolvency of the issuer during periods of rising interest rates and economic downturn. These risks may adversely affect the value of outstanding debt securities and preferred and common equity securities and the ability of the issuers thereof to make principal, interest and/or distribution payments to the Company.

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
•
the party owing money in the hedging transaction may default on its obligation to pay; and

•
the Company may purchase a hedge that turns out not to be necessary, i.e., a hedge that is out of the money.

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

Various laws and regulations currently exist that restrict the investment activities of banks and certain other financial institutions but do not apply to the Company, which the Company believes creates opportunities for the Company to participate in certain investments that are not available to these more regulated institutions. Any deregulation of the financial industry, including by amending the Dodd-Frank Act, may decrease the restrictions on banks and other financial institutions and would create more competition for investment opportunities that were previously not available to the financial industry. For example, in 2018, a bill was signed into law that eased the regulation and oversight of certain banks under the Dodd-Frank Act.

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

If there is a shortfall between the revenues from the Company’s real estate investments and the cash flow needed to service the Company’s borrowings, then the amount available for distributions to stockholders may be reduced. In addition, incurring mortgage debt increases the risk of loss since defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. In that case, the Company could lose the investment securing the Company’s borrowings that is in default, thus reducing the value of the Company’s stockholders’ investment. The Company may give full or partial guarantees to lenders of the Company’s borrowings to the entities that own the Company’s investments. When the Company provides a guaranty on behalf of an entity that owns one of the Company’s investments, the Company will be responsible to the lender for satisfaction of the debt if it is not paid by such entity. If any mortgages contain cross-collateralization or cross-default provisions, a default on a single investment could affect multiple investments. If any of the Company’s investments are foreclosed upon due to a default, the Company’s ability to pay cash distributions to the Company’s stockholders will be adversely affected, which could result in the Company’s losing the Company’s REIT status and would result in a decrease in the value of the Company’s stockholders’ investment. As of December 31, 2023, the Company’s debt to tangible assets ratio was 51.0%.

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

Economic events that may cause the Company’s stockholders to request that the Company repurchase their shares may materially adversely affect the Company’s cash flow and the Company’s results of operations and financial condition.

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
•
borrowings to acquire investments and to originate loans, which borrowings will increase the asset management fees payable to the Advisor; and
•
whether and when the Company seeks to sell the Company or its assets, which sale could entitle CFI to reimbursement of the selling commissions and all of the dealer manager fees ("Sponsor Support"), relating to the payment of certain initial public offering expenses, and an affiliate of the Advisor to a disposition fee and/or have their special units redeemed.

The fees the Advisor receives in connection with transactions involving the acquisition or origination of an asset are based on the cost of the investment, and not based on the quality of the investment or the quality of the services rendered to us. This may influence the Advisor to recommend riskier transactions to us.

The amount payable upon a liquidity event to the stockholders who invested in the Company's initial public offering may be reduced, in certain circumstances, by the amount due to the sponsor for reimbursement of sponsor support relating to the payment of certain initial public offering expenses.

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

If approved by a majority of the Company’s independent directors, the Company may enter into joint venture agreements with other Cantor Companies or affiliated entities for the acquisition, development or improvement of properties or other investments. The Advisor and its affiliates, the advisors to the other Cantor Companies and the investment advisers to institutional investors in real estate and real estate-related assets, have some of the same executive officers, directors and other key real estate professionals, and these persons will face conflicts of interest in determining which program or investor should enter into any particular joint venture agreement. These persons may also face a conflict in structuring the terms of the relationship between the Company’s interests and the interests of the Cantor-affiliated co-venturer and in managing the joint venture. Any joint venture agreement or transaction between the Company and a Cantor-affiliated co-venturer will not have the benefit of arm’s-length negotiation of the type normally conducted between unrelated co-venturers. The Cantor-affiliated co-venturer may have economic or business interests or goals that are or may become inconsistent with the Company’s business interests or goals. As a result, these co-venturers may benefit to the Company’s and the Company’s stockholders’ detriment. As of December 31, 2023, a majority of the Company’s investments have been initially structured as joint ventures with Cantor Companies and their affiliates.

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

The Company relies on the Advisor and the real estate professionals the Advisor has assembled, including Messrs. Lutnick, Milner and Pion, for the day-to-day operation of the Company’s business. Messrs. Lutnick, Milner and Pion are also executive officers or managers of certain other Cantor Companies and affiliates. As a result of their interests in other Cantor Companies and affiliates, their obligations to other investors and the fact that they engage in and they will continue to engage in other business activities on behalf of themselves and others, Messrs. Lutnick, Milner and Pion will face conflicts of interest in allocating their time among the Company, the Advisor and its affiliates, other Cantor Companies as well as other business activities in which they are involved. During times of intense activity in other programs and ventures, these individuals may devote less time and fewer resources to the Company’s business than are desirable. As a result, the returns on the Company’s investments, and the value of investment in the Company, may decline.

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

Because the Offerings are blind-pool offerings, the Company’s stockholders will not have the opportunity to evaluate the Company’s investments before the Company makes them, which makes their investment in the Company more speculative.

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

The Company’s organizational documents do not restrict the Company from paying distributions from any source and do not restrict the amount of distributions the Company may pay from any source, including proceeds from the Offerings or the proceeds from the issuance of securities in the future, other third party borrowings, advances from the Advisor or CFI or from the Advisor’s deferral or waiver of its fees under the second amended and restated advisory agreement, dated and effective as of August 10, 2020 ("Advisory Agreement"). Distributions may also be funded at least in part, indirectly, due to: (i) organizational and offering expenses paid on the Company's behalf by the Company's advisor, which may be subject to reimbursement to the advisor or its affiliates, (ii) other expenses borne by the Company's advisor, that may be subject to reimbursement to the advisor, and (iii) the Company's advisor's ability to elect to receive a portion of its asset management fee in Class I shares or Class I operating partnership units, which may be repurchased at a later date. In addition, these factors may have a smoothing effect on the Company's NAV. It is anticipated that during the offering and acquisition phase, when building the Company's portfolio and before the properties have had an opportunity to appreciate, distributions are more likely to be funded at least partially with cash flows from financing activities determined on a GAAP basis, which may include, among other things, offering proceeds and borrowings. This distribution policy may not be a sustainable long-term policy. Distributions paid from sources other than current or accumulated earnings and profits, particularly during the period before the Company has substantially invested the net proceeds from the Offerings, may constitute a return of capital for tax purposes. From time to time, particularly during the period before the Company has substantially invested the net proceeds from the Offerings, the Company may generate taxable income greater than the Company’s income for financial reporting purposes, or the Company’s taxable income may be greater than the Company’s cash flow available for distribution to stockholders. In these situations the Company may make distributions in excess of the Company’s cash flow from operations, investment activities and strategic financings to satisfy the REIT distribution requirement. In such an event, the Company would look first to other third party borrowings to fund these distributions. If the Company funds distributions from financings, the net proceeds from the Offerings or sources other than the Company’s cash flow from operations, the Company will have less funds available for investment in income-producing commercial real estate and the Company’s stockholders’ overall return may be reduced. In addition, if the aggregate amount of cash the Company distributes to stockholders in any given year exceeds the amount of the Company’s taxable income generated during the year, the excess amount will either be (1) a return of capital or (2) a gain from the sale or exchange of property to the extent that a stockholder’s basis in the Company’s common stock equals or is reduced to zero as the result of the Company’s current or prior year distributions. Such distributions may effectively dilute or reduce the value of the stockholders remaining interest in the Company’s net asset value.

If the Company pays distributions from sources other than the Company’s cash flow from operations, the Company will have less cash available for investments, the Company may have to reduce the Company’s distribution rate, the Company’s net asset value may be negatively impacted and the Company’s stockholders overall return may be reduced. As of December 31, 2023, the Company has declared cumulative distributions of $74,213,269, of which 16% were paid using proceeds from the Offerings, including $3,000,000 from the purchase of additional shares by CFI.

Because no public trading market for the Company’s shares currently exists, it will be difficult for the Company’s stockholders to sell their shares and, if they are able to sell their shares, they will likely sell them at a substantial discount to the Follow-On Offering price.

There is no public market for the Company’s shares and the Company currently has no plans to list the Company’s shares on a national securities exchange. Until the Company’s shares are listed, if ever, it will be difficult for the Company’s stockholders to sell their shares. In addition, the Company’s charter prohibits the ownership of more than 9.8% in value or number of shares, whichever is more restrictive, of the Company’s outstanding common stock, unless exempted (prospectively or retroactively) by the Company’s board of directors, which may discourage large investors from purchasing the Company’s shares. In its sole discretion, the Company’s board of directors could amend or suspend the Company’s share repurchase program without stockholder approval. Further, the share repurchase program includes numerous restrictions that will severely limit stockholders’ ability to sell their shares. Therefore, it will be difficult for the Company’s stockholders to sell their shares promptly or at all. If they are able to sell their shares, they would likely have to sell them at a substantial discount to their public offering price. It is also likely that the Company’s shares would not be accepted as the primary collateral for a loan. Because of the illiquid nature of the Company’s shares, investors should purchase the Company’s shares only as a long-term investment and be prepared to hold them for an indefinite period of time.

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

If the Company raises substantial proceeds from the Offerings in a short period of time, the Company may not be able to invest all of the Offering proceeds promptly, which may cause the Company’s distributions and the Company’s stockholders’ investment returns to be lower than they otherwise would be.

The more shares the Company sells in the Company’s Offerings, the greater the Company’s challenge will be to invest all of the proceeds. The large size of the Offerings increases the risk of delays in investing the Company’s net proceeds promptly and on attractive terms. Pending investment, the net proceeds of the Offerings may be invested in permitted temporary investments, which include short-term United States government securities, bank certificates of deposit and other short-term liquid investments. The rate of return on these investments, which affects the amount of cash available to make distributions to stockholders, has fluctuated in recent years and most likely will be less than the return obtainable from the type of investments in the real estate industry the Company seeks to acquire or originate. Therefore, delays the Company encounters in the selection, due diligence and acquisition or origination of investments would likely limit the Company’s ability to pay distributions to the Company’s stockholders and lower their overall returns. In addition, cash and cash equivalents may potentially subject the Company to concentration of risk and at times, balances with any one financial institution may exceed the Federal Deposit Insurance Corporation insurance limits. As of December 31, 2023, the Company had approximately $30.4 million of unrestricted cash and cash equivalents.

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

The SEC has approved an amendment to National Association of Securities Dealers, or “NASD”, Conduct Rule 2340, which became effective on April 11, 2016 and sets forth the obligations of FINRA members to provide per share values in customer account statements calculated in a certain manner. Because the Company will use a portion of the proceeds from the Offerings to pay sales commissions, dealer manager fees and organization and offering expenses, which will reduce the amount of funds available for investment, unless the Company’s aggregate investments increase in value to compensate for these up-front fees and expenses, it is likely that the value shown on the Company’s stockholders’ account statement will be lower than the purchase price paid by them in the Offerings.

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

The Advisory Agreement provides that any operating expenses which have not been invoiced by the Advisor will not become the Company’s obligations. Without these provisions in the Advisory Agreement, such operating expenses, if invoiced, would likely be recorded as liabilities of ours, which, in turn, would likely have a negative effect on the Company’s NAV per share. The Advisory Agreement provides that the Advisor will not invoice the Company for any reimbursement if the impact of such would result in the incurrence of an obligation in an amount that would result in the Company’s NAV per share for any class of shares to be less than $25.00. The Company may, however, incur and record an obligation to reimburse the Advisor, even if it would result in the Company’s NAV per share for any class of shares for such quarter to be less than $25.00, if the Company’s board of directors determines that the reasons for the decrease of the Company’s NAV per share below $25.00 were unrelated to the Company’s obligation to reimburse the Advisor for operating expenses. The Advisory Agreement also provides that the Advisor may be reimbursed for previously unbilled operating expenses for prior periods in any subsequent quarter, subject to certain limitations, including the limitation related to the NAV per share of $25.00 referenced above and the 2%/25% limitation described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Related Party Transactions – Fees and Expenses – Other Operating Expenses” below. The incurrence of previously unbilled operating expenses likely will have a negative effect on the Company’s NAV per share. As of December 31, 2023, the Advisor has incurred $14,659,207 of Unreimbursed Operating Expenses (as defined below), including $4,020,751 of operating expenses incurred by the Advisor on the Company's behalf which have not been invoiced to the Company and also amounts invoiced to the Company by the Advisor but not yet reimbursed ("Unreimbursed Operating Expenses").

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

The Company’s stockholders will incur immediate dilution equal to the costs of the Offerings the Company incurs in selling such shares. This means that investors who purchase the Company’s shares of common stock will pay a price per share that exceeds the amount available to the Company to invest in assets.

In addition, the Company’s stockholders do not have preemptive rights. The Company’s board may elect to (i) sell additional shares in the Offerings or future public offerings, including through the DRP, (ii) issue equity interests in private offerings, (iii) issue shares to the Advisor, or its successors or assigns, in payment of an outstanding fee obligation or (iv) issue shares of the Company’s common stock to sellers of assets the Company acquires in connection with an exchange of limited partnership interests of the Operating Partnership. To the extent the Company issues additional equity interests, investors who purchase shares in the Offerings who do not participate in those other stock issuances will experience dilution in their percentage ownership of the Company’s outstanding shares. In addition, depending upon the terms and pricing of any additional offerings, the use of the proceeds and the value of the Company’s investments, investors may also experience dilution in the book value and fair value of their shares and in the earnings and distributions per share. Furthermore, investors may experience a dilution in the value of their shares depending on the terms and pricing of any share issuances (including the shares being sold in the Offerings) and the value of the Company’s assets at the time of issuance.

Payments to the Advisor or the special unit holder in respect of any common stock or operating partnership units they elect to receive in lieu of fees or distributions will dilute future cash available for distribution to the Company’s stockholders.

The Advisor and the special unit holder may choose to receive the Company’s common shares or operating partnership units in lieu of certain fees or distributions. The holders of all operating partnership units will be entitled to receive cash from operations pro rata with the distributions being paid to the Company and such distributions to the holders of operating partnership units will reduce the cash available for distribution to the Company and to the Company’s stockholders. Repurchases of any of the Company’s shares or operating partnership units that were received by the Advisor in lieu of a cash asset management fee are not subject to the monthly and quarterly volume limitations or the 5% holding discount under the Company’s share repurchase program, and such sales receive priority over other shares being put for repurchase during such period. Repurchases of any of the Company’s shares or operating partnership units that were received by the special unit holder in lieu of a cash distribution with respect to its performance participation allocation are not subject to the 5% holding discount under the Company’s share repurchase program, but, in the case of shares, such repurchases are subject to the monthly and quarterly volume limitations and do not receive priority over other shares being put for repurchase during such period. Notwithstanding the foregoing, the Company has adopted a policy in which the approval of a majority of independent directors is required for any repurchase requests submitted by the Advisor that when combined with any stockholder repurchase requests would cause the Company to exceed the 2% monthly or 5% quarterly limitations on repurchases. As part of such approval, a majority of independent directors must determine that the repurchase will not impair the Company's capital or operations and be consistent with the fiduciary duties of the Company's directors.

The Company’s ability to implement the Company’s investment strategy is dependent, in part, upon the ability of the Company’s Dealer Manager to successfully conduct the Offerings, which makes an investment in the Company more speculative.

The Company has retained Cantor Fitzgerald & Co., an affiliate of CFI and the Advisor, to conduct the Offerings as the Company’s Dealer Manager. The success of the Offerings, and the Company’s ability to implement the Company’s business strategy, is dependent upon the ability of the Dealer Manager to build and maintain a network of broker-dealers to sell the Company’s shares to their clients. If the Dealer Manager is not successful in establishing, operating and managing this network of broker-dealers, the Company’s ability to raise proceeds through the Offerings will be limited and the Company may not have adequate capital to implement the Company’s investment strategy. In addition, if the Dealer Manager has difficulties selling the Company’s shares of common stock, the amount of proceeds the Company raises in the Offerings may be substantially less than the amount the Company would need to create a diversified portfolio of investments, which could result in less diversification in terms of the type, number and size of investments that the Company makes. If the Company is unsuccessful in implementing the Company’s investment strategy, stockholders could lose all or a part of their investment. As of December 31, 2023, the Company had outstanding gross proceeds of $378,540,940 in the Offerings.

The loss of or the inability to obtain key real estate professionals at the Advisor could delay or hinder implementation of the Company’s investment strategies, which could limit the Company’s ability to make distributions and decrease the value of the Company’s stockholders’ investment.

The Company’s success depends upon the contributions of Messrs. Lutnick, Milner and Pion. The Advisor does not have an employment agreement with any of these key personnel and the Company cannot guarantee that all, or any particular one, will remain affiliated with the Company and/or the Advisor. If any of these persons were to cease their association with the Company, whether because they are internalized into other Cantor sponsored programs, or otherwise, the Company’s operating results could suffer. The Company does not intend to maintain key person life insurance on any person. The Company believes that the Company’s future success depends, in large part, upon the Advisor’s and its affiliates’ ability to attract and retain highly skilled managerial, operational and marketing professionals. There is competition for such professionals, and the Advisor and its affiliates may be unsuccessful in attracting and retaining such skilled individuals. If the Company loses or are unable to obtain the services of highly skilled professionals the Company’s ability to implement the Company’s investment strategies could be delayed or hindered, and the value of the Company’s stockholders’ investment may decline.

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

Additionally, while the Company would no longer bear the cost of the various fees and expenses the Company expects to pay to the Advisor under the Advisory Agreement, the Company’s additional direct expenses would include general and administrative costs, including certain legal, accounting and other expenses related to corporate governance, SEC reporting and compliance matters that otherwise would be borne by the Advisor. The Company would also be required to employ personnel and would be subject to potential liabilities commonly faced by employers, such as workers disability and compensation claims, potential labor disputes and other employee-related liabilities and grievances as well as incur the compensation and benefits costs of the Company’s officers and other employees and consultants that will be paid by the Advisor or its affiliates. The Company may issue equity awards to officers, employees and consultants of the Advisor or its affiliates in connection with an internalization transaction, which awards would decrease net income and modified funds from operations ("MFFO") and may further dilute stockholders’ investment. The Company cannot reasonably estimate the amount of fees to the Advisor the Company would save or the costs the Company would incur if the Company became self-managed. If the expenses the Company assumes as a result of an internalization are higher than the expenses the Company avoids paying to the Advisor, the Company’s net income and MFFO would be lower as a result of the internalization than it otherwise would have been, potentially decreasing the amount of cash available to distribute to the Company’s stockholders and the value of the Company’s shares.

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

The vast majority of the Company’s assets will consist of properties or other assets which cannot generally be readily liquidated on short notice without impacting the Company’s ability to realize full value upon their disposition. Therefore, the Company may not always have a sufficient amount of cash to immediately satisfy repurchase requests. Further, the Company may invest in real estate-related securities and other securities with the primary goal of maintaining liquidity in support of the Company’s share repurchase program. Any such investments may result in lower returns than an investment in real estate assets, which could adversely impact the Company’s ability to pay distributions and the stockholders’ overall return. In addition, the Company’s board of directors may modify or suspend the Company’s share repurchase program at any time in its sole discretion. As a result of these limitations, stockholders’ ability to have their shares repurchased by the Company may be limited, the Company’s shares should be considered as having only limited liquidity and at times may be illiquid. In addition, the repurchase price stockholders may receive upon any such repurchase may not be indicative of the price they would receive if the Company’s shares were actively traded or if the Company were liquidated, and stockholders should not assume that they will be able to sell all or any portion of their shares back to the Company pursuant to the Company’s share repurchase program or to third parties at a price that reflects the then current market value of the shares or at all.

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

Risks Related to The Company’s Offerings and The Company’s Corporate Structure

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

On June 5, 2019, the SEC adopted “Regulation Best Interest: The Broker-Dealer Standard of Conduct,” a package of rulemakings and interpretations that address customers’ relationships with investment advisers and broker-dealers under the Exchange Act that includes: (i) the requirement, commencing on June 30, 2020, that broker-dealers refrain from putting the financial or other interests of the broker-dealer ahead of the retail customer, (ii) a new disclosure document, the client relationship summary, or Form CRS, which will be required commencing on June 30, 2020, and will require both investment advisers and broker-dealers to provide disclosure highlighting details about their services and fee structures, as well as conflicts of interest and disciplinary history, (iii) guidance restating and clarifying the SEC’s view on the fiduciary duty owed by investment advisors to clients under Section 206 of the Investment Advisers Act of 1940, as amended, and (iv) guidance clarifying the SEC’s view as to the ability of a broker-dealer to provide advice that is “solely incidental” to its transaction execution services without being required to register as an investment advisor. As part of their duty of care, broker-dealers may have a general obligation to evaluate a variety of products before making their recommendations.

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

Compliance with the SEC’s Regulation Best Interest by participating broker-dealers may negatively impact the Company’s ability to raise capital in the Offerings, which would harm the Company’s ability to achieve the Company’s investment objectives.

Commencing June 30, 2020, broker-dealers must comply with Regulation Best Interest, which, among other requirements, establishes a new standard of conduct for broker-dealers and their associated persons when making a recommendation of any securities transaction or investment strategy involving securities to a retail customer. The impact of Regulation Best Interest on participating broker-dealers cannot be determined at this time, and it may negatively impact whether participating broker-dealers and their associated persons recommend the Offerings to certain retail customers. If Regulation Best Interest reduces the Company’s ability to raise capital in the Offerings, it would harm the Company’s ability to create a diversified portfolio of investments and ability to achieve the Company’s investment objectives.

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

The Company’s charter provides that any tender offer made by a person, including any “mini-tender” offer, must comply with most provisions of Regulation 14D of the Exchange Act. The offeror must provide the Company notice of such tender offer at least 10 business days before initiating the tender offer. If the offeror does not comply with these requirements, no person may transfer any shares held by such person to the offeror without first offering the shares to the Company at the tender offer price offered in such tender offer. In addition, the noncomplying offeror person shall be responsible for all of the Company’s expenses in connection with that offeror’s noncompliance. This provision of the Company’s charter may discourage a person from initiating a tender offer for the Company’s shares and prevent the Company’s stockholders from receiving a premium price for their shares in such a transaction.

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

In general, the Company will be required to accrue original issue discount on a debt instrument as taxable income in accordance with applicable federal income tax rules prior to the receipt of cash payments of interest on such debt instrument.

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

If (i) all or a portion of the Company’s assets are subject to the rules relating to taxable mortgage pools, (ii) the Company is a “pension-held REIT,” (iii) a tax-exempt stockholder has incurred debt to purchase or hold the Company’s common stock, or (iv) any residual interests in Real Estate Mortgage Investment Conduits, or REMICs, that the Company holds generate “excess inclusion income,” then in such cases a portion of the distributions to and, in the case of a stockholder described in clause (iii), gains realized on the sale of common stock by such tax-exempt stockholder may be subject to federal income tax as unrelated business taxable income under the Internal Revenue Code.

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

Pursuant to the tax legislation passed by Congress in December, 2017, and referred to as the Tax Cuts and Jobs Act (“TJIA”), in general, the deductibility of the “net interest” paid or accrued, as applicable, of a business, other than certain small businesses, is limited to 30% of the business’s adjusted taxable income, defined generally to mean business taxable income computed without regard to business interest income or deductions or net operating loss deductions. Interest that is disallowed as a result of this limitation can be carried forward indefinitely.

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

Legislation enacted in 2003 and modified in 2005, 2010 and 2013 generally reduces the maximum tax rate for dividends payable to certain shareholders who are domestic individuals, trusts and estates to 20%. Dividends payable by REITs, however, are generally not eligible for the reduced rates. Although this legislation does not adversely affect the taxation of REITs or dividends paid by REITs, the more favorable rates applicable to regular corporate dividends could cause certain investors to perceive investments in REITs to be relatively less attractive than investments in stock of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including the Company’s common stock. Notwithstanding the foregoing, however, effective January 1, 2018 and continuing through 2025, ordinary income dividends of a REIT (excluding distributions traceable to the dividends paid by a TRS of such REIT and certain other distributions) are generally eligible for a 20% deduction from the taxable income of non-corporate stockholders who include such dividends in their net taxable income.

Non-U.S. stockholders will be subject to U.S. federal withholding tax and may be subject to U.S. federal income tax on dividends and other distributions received from the Company and upon the disposition of shares of the Company's stock.

Subject to certain exceptions, amounts paid to non-U.S. stockholders will be treated as dividends for U.S. federal income tax purposes to the extent of the Company's current or accumulated earnings and profits. Such dividends ordinarily will be subject to U.S. withholding tax at a 30% rate, or such lower rate as may be specified by an applicable income tax treaty, unless the dividends are treated as “effectively connected” with the conduct by the non-U.S. stockholder of a U.S. trade or business.

Gain recognized by a non-U.S. stockholder upon the sale or exchange of shares of the Company's stock generally will not be subject to U.S. federal income taxation unless such stock constitutes a “U.S. real property interest” (“USRPI”). Shares of any class of the Company's stock that is “regularly traded” on an “established securities market,” as such terms are defined by applicable Treasury regulations, will not constitute a USRPI for any non-U.S. stockholder who owned, actually and constructively, 5% or less of the outstanding shares of the Company's stock of that class at all times during the shorter of, the period during which such non-U.S. stockholder held such shares of stock or the five-year period ending on the date of the sale.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity

We understand the importance of preventing, assessing, identifying, and managing material risks associated with cybersecurity threats. As an externally managed company, our business is highly dependent on the communications and information systems of our Advisor, its affiliates and third-party service providers. Our Advisor is an indirect subsidiary of Cantor, a diversified organization specializing in financial services and real estate for institutional customers operating in the global financial and commercial real estate markets. Cantor has a global cybersecurity process applicable to all subsidiaries and business lines, including our business.

Risk Management and Strategy

Cantor’s global cybersecurity processes form the comprehensive framework for planning, performing, managing, assessing, and improving our security controls as they relate to cybersecurity, and form part of our overall risk management system. Cantor aims to conduct its cybersecurity program in accordance with current recognized global policies and standards for cybersecurity and information technology. These processes are managed by Cantor’s cybersecurity team and supported by its business continuity teams.

Cantor conducts periodic internal and external vulnerability audits and assessments and penetration testing and provides periodic cybersecurity training to employees. These measures include regular phishing simulations, annual general cybersecurity awareness training and data protection training. Cantor participates in industry-specific cybersecurity roundtables and professional groups to ensure it remains abreast of industry-wide cybersecurity developments and best practices and thereby enhances our threat identification processes and responses as necessary. Additionally, when engaging with and utilizing third-party vendors and partners for its business, Cantor conducts various oversight assessments, including due diligence and periodic monitoring to identify potential cybersecurity threats associated with conducting business with such vendors and partners and to ensure any corresponding risk exposure aligns with Cantor’s business requirements and risk tolerances.

Cantor maintains an incident reporting and escalation process in the event of any observed, detected, or suspected events that it believes may qualify as a cybersecurity incident. Risks are identified based on a four-tier system, and tiers are assigned based on the service impact, user impact, financial impact, and security impact that a threat may pose. Cantor’s processes include steps to recover our systems and information through established and tested system recovery plans and business continuity plans, each based on the appropriate response associated with the corresponding tier of the identified threat. Cantor’s incident response process includes steps to notify key incident management team members who are responsible for communicating with regulatory and other governmental authorities about cybersecurity events as applicable and as required by law. Cantor determines the materiality of such incidents based upon a number of factors including if the incident had or may have a material impact on the respective business strategy, results of operations, or financial condition. This process involves a review of the nature of the incident by Cantor’s cybersecurity team as well as other members of management and employees with specialized technological or financial knowledge, as applicable. In the event of a material breach,

Cantor has a process for escalation to appropriate members of its senior management, who would, if appropriate, communicate with our management and board of directors or audit committee. These groups would also collaborate in determining the appropriate response to such events and disclosure of any material breach.

Cantor engages third parties from time to time that assist it in the identification, assessment, and management of cybersecurity risks. Cantor also engages cybersecurity specialists to complete assessments of its cybersecurity processes, program and practices, including data protection practices, as well as to conduct targeted attack simulations. The feedback from these assessments and guidance from external specialists informs Cantor’s overall risk management system and the development and improvement of our processes to mitigate cybersecurity risks throughout the Company.

Governance and Management

Our board of directors has responsibility for the direction and oversight of our risk management, which would include cybersecurity risk management. Our board of directors administers this oversight function directly, with support from its audit committee (the “audit committee”). In particular, the audit committee considers and discusses our major risk exposures and the steps our Advisor takes, or is required to take, to monitor and control these exposures. Our audit committee also monitors compliance with legal and regulatory requirements, in addition to overseeing the performance of our internal audit function.

The audit committee will engage in regular discussions with management regarding the Company’s significant financial risk exposures and the measures implemented to monitor and control these risks, which will include those that result from material cybersecurity threats as necessary.

As an externally managed company, we rely on Cantor’s information systems in connection with our day-to-day operations. Consequently, we also rely on the processes for assessing, identifying, and managing material risks from cybersecurity threats undertaken by Cantor.

As of the date of this Annual Report on Form 10-K, we have not encountered risks from cybersecurity threats that have materially affected, or are reasonably likely to materially affect, our business strategy, results of operations or financial position. For more information about the cybersecurity risks we face, see the risk factor entitled “Malicious cyber-attacks and other adverse events affecting the Company’s operational systems or infrastructure, or those of third parties, could disrupt the Company’s business, result in the disclosure of confidential information, damage the Company’s reputation and cause losses or regulatory penalties” in Item 1A- Risk Factors.

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

Item 3. Legal Proceedings.

From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business. As of December 31, 2023, the Company was not involved in any material legal proceedings.

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

On October 17, 2016, the Company filed a registration statement with the SEC on Form S-11 in connection with the Initial Offering of up to $1.25 billion in shares of common stock, consisting of up to $1.0 billion in shares in its Primary Offering and up to $250 million in shares pursuant to its DRP. The registration statement was subsequently declared effective by the SEC on March 23, 2017. On May 18, 2017, the Company satisfied the Minimum Offering Requirement for the Initial Offering as a result of CFI’s purchase of $2.0 million in Class IX shares. The Company terminated the Primary Offering effective July 31, 2020, but is continuing to offer up to $50.0 million of common stock pursuant to the DRP. On March 20, 2020, the Company filed a registration statement on Form S-11 with the SEC for the Follow-On Offering. The Follow-On Offering was declared effective by the SEC in August 2020. In the Follow-On Offering, the Company was offering up to $1 billion in shares of common stock in a primary offering on a best efforts basis and $250 million in shares of common stock to be issued pursuant to the DRP. On August 9, 2023, the Company filed a registration statement on Form S-11 with the SEC for a proposed Third Offering, which was declared effective on February 7, 2024. In the Third Offering, the Company intends to offer up to $1 billion in shares of common stock in a primary offering on a best efforts basis and $250 million in shares of common stock to be issued pursued to a distribution reinvestment plan.

Prior to the commencement of the Follow-On Offering, the Company determined its NAV as of the end of each quarter. Upon commencement of the Follow-On Offering, the Company started determining its NAV on a monthly basis, beginning with determination of NAV as of July 31, 2020. As of December 31, 2023, the Company’s NAV was $22.08 per Class AX share, Class IX share, Class I share, and Class D share, $22.02 per Class TX share, and $22.07 per Class T share and Class S share. The Company is offering shares related to the Follow-On Offering and the Third Offering at the “transaction price,” plus applicable upfront selling commissions and dealer manager fees. The “transaction price” generally will be equal to the most recently determined NAV per share as of the end of the prior month. However, the Company may offer shares at a price that we believe reflects the NAV per share of such stock more appropriately than the prior month’s NAV per share, including by updating a previously disclosed transaction price, in cases where the Company believes there has been a material change (positive or negative) to the Company’s NAV per share since the end of the prior month. Subsequent to December 31, 2023, the Company has determined NAVs per share as of January 31, 2024 and February 29, 2024. As of January 31, 2024, the Company reported NAV of $22.07 per Class AX share, Class IX share, and Class I share, $22.07 per Class D share, $22.05 per Class TX share, and $22.06 per Class T share, and Class S share. As of February 29, 2024, the Company reported NAV of $22.12 per Class AX share, Class IX share, and Class I share, $22.10 per Class TX share, Class T share and Class S share, and $22.11 per Class D share. These NAVs per share as of January 31, 2024 and February 29, 2024 were determined in accordance with the Company’s valuation policy and procedures set forth in the Company’s prospectus for the then current offering. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Net Asset Value” for additional information regarding the Company’s NAV methodology.

The Company’s shares of common stock consist of Class AX shares, Class TX shares, Class IX shares, Class D shares, Class T shares, Class S shares and Class I shares, all of which are collectively referred to herein as shares of common stock. As of December 31, 2023, the Company’s total number of authorized common shares was 400,000,000, consisting of 10,000,000 of Class AX authorized common shares, 5,000,000 of Class TX authorized common shares, 5,000,000 of Class IX authorized common shares, 100,000,000 of Class T authorized common shares, 20,000,000 of Class S authorized common shares, 60,000,000 of Class D authorized common shares, and 200,000,000 of Class I authorized common shares. The Class AX Shares, Class IX Shares, Class I Shares, Class D Shares, Class S Shares, Class T Shares and Class TX Shares have the same voting rights and rights upon liquidation, although distributions are expected to differ due to the distribution fees payable with respect to Class D Shares, Class S Shares, Class T Shares and Class TX Shares, which will reduce distributions to the holders of such classes of shares.

Stockholders

As of March 19, 2024, the Company had sold an aggregate of 14,339,948 shares of its common stock (consisting of 3,849,067 Class AX shares, 114,913 Class TX shares, 1,173,309 Class IX shares, 7,076,360 Class I shares, 1,501,142 Class T shares, 618,196 Class D shares, 6,961 Class S shares) in the Offerings held by 5,131 stockholders of record.

Distributions

The Company’s board of directors has authorized, and the Company has declared, distributions through August 31, 2020 in an amount equal to $0.004253787, and for the period September 1, 2020 through April 1, 2024 in an amount equal to $0.004234973 per day (or approximately $1.55 on an annual basis) per each share of common stock, less, for holders of certain classes of shares, the distribution fees that are payable with respect to such classes of shares as further described in the applicable prospectus. The distributions were payable by the 5th business day following each month end to stockholders of record at the close of business each day during the prior month.

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

To ensure that the Company has sufficient funds to cover cash distributions authorized and declared during the Initial Offering, the Company and CFI entered into the Distribution Support Agreement. The terms of the agreement provide that in the event that cash distributions exceed MFFO, defined as a supplemental measure to reflect the operating performance of a non-traded REIT, for any calendar quarter through the termination of the Initial Offering, CFI shall purchase Class IX Shares from the Company in an amount equal to the distribution shortfall, up to $5 million (less the $2.0 million of shares purchased by CFI in order to satisfy the Minimum Offering Requirement). On August 10, 2020, the Company and CFI entered into Second Amended and Restated Distribution Support Agreement (the “Amended Distribution Support Agreement”) to ensure that the Company has a sufficient amount of funds to pay cash distributions to stockholders during the Follow-On Offering. Pursuant to the Amended Distribution Support Agreement, in the event that cash distributions exceed MFFO, CFI would purchase Class I Shares from the Company in the Follow-On Offering in an amount equal to the distribution shortfall, up to $5 million (less the $2.0 million of shares purchased by CFI in order to satisfy the Minimum Offering Requirement and any shares purchased by CFI pursuant to the distribution support agreement in the Initial Offering). CFI has fulfilled its remaining obligations pursuant to the Amended Distribution Support Agreement in the second quarter of 2022 and as of December 31, 2023, CFI has no remaining obligation pursuant to the Amended Distribution Support Agreement.

For the years ended December 31, 2023 and December 31, 2022, the Company has declared distributions of $23,412,471 and $20,019,582, respectively, of which $1,922,448 and $1,965,999, respectively, was unpaid as of the respective reporting dates and has been recorded as Distributions payable on the accompanying consolidated balance sheets. All of the unpaid distributions as of December 31, 2023 and December 31, 2022 were paid during January 2024 and January 2023, respectively. For the years ended December 31, 2023, and December 31, 2022, distributions reinvested pursuant to the Company’s DRP were $6,197,874 and $5,416,564 respectively.

The following table provides information regarding distributions declared by the Company for the years ended December 31, 2023 and December 31, 2022.

	Year Ended December 31, 2023	Year Ended December 31, 2022
Distributions
Paid in cash	$15,292,149	$12,637,020
Payable	1,922,448	1,965,999
Reinvested in shares	6,197,874	5,416,564
Total distributions	$23,412,471	$20,019,582

Distribution Reinvestment Plan

The Company is offering up to $250 million in shares pursuant to the Company’s DRP at the then current NAV per share amount. The Company reserves the right to reallocate the shares the Company is offering among the Company’s classes of common stock and between the primary offering and the Company’s DRP. The Company will not pay any selling commissions, dealer manager fees or distribution fees on shares sold pursuant to the Company’s DRP. The amount available for distributions on all Class TX Shares, Class D shares, Class T shares and Class S shares will be reduced by the amount of distribution fees payable with respect to the Class TX shares, Class D shares, Class T shares and Class S shares issued in the Offerings. All Class TX shares, Class D shares, Class T shares and Class S shares will receive the same per share distributions. The Company may amend or terminate the DRP for any reason at any time upon 10 days’ notice to the participants. The Company may provide notice by including such information (a) in a Current Report on Form 8-K or in the Company’s annual or quarterly reports, all publicly filed with the SEC or (b) in a separate mailing to the participants. As of December 31, 2023, cumulative distributions reinvested pursuant to the Company’s DRP were $22,817,372.

Sales of Unregistered Securities

During the years ended December 31, 2023, 2022 and 2021 the Company did not complete any sales of unregistered securities.

Amended and Restated Share Repurchase Program

Stockholders eligible to have their shares repurchased by the Company pursuant to the Third Amended and Restated Share Repurchase Program (“Amended SRP”).

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

Repurchases of shares under the Amended SRP are made on a monthly basis. Subject to the limitations of and restrictions provided for in the Amended SRP, and subject to funds being available, shares repurchased under the Amended SRP are repurchased at the transaction price in effect on the date of repurchase, which, generally will be a price equal to the NAV per share applicable to the class of shares being repurchased and most recently disclosed by the Company in a public filing with the SEC. Under the Amended SRP, the Company may repurchase during any calendar month shares of its common stock whose aggregate value (based on the repurchase price per share in effect when the repurchase is effected) is 2% of the aggregate NAV as of the last calendar day of the previous month and during any calendar quarter whose aggregate value (based on the repurchase price per share in effect when the repurchase is effected) is up to 5% of the Company’s aggregate NAV as of the last calendar day of the prior calendar quarter. In the fourth quarter of 2023, the Company received repurchase requests that exceeded the 2% monthly limit and 5% quarterly limit under the Company's Amended SRP. Therefore, as a result of the aforementioned monthly and quarterly limits, the Company repurchased less than the full amount of shares requested during the fourth quarter of 2023.

On March 26, 2024, the board of directors approved Fourth Amended and Restated Share Repurchase Program effective April 15, 2024. The Fourth Amended and Restated Share Repurchase Program provides that the board of directors cannot terminate the share repurchase program absent a liquidity event which results in the Company’s stockholders receiving cash or securities listed on a national securities exchange or where otherwise required by law (including in the event that the Company’s shares ever become listed on a national securities exchange or in the event a secondary market for shares of the Company’s common stock develops). Upon suspension of the share repurchase program, the board of directors is required to consider at least quarterly whether the continued suspension of the program is in the best interest of the Company and its stockholders; however, the board of directors is not required to authorize the re-commencement of the share redemption program within any specified period of time.

The table below summarizes the redemption activity for the quarter ended December 31, 2023:

For the Month Ended	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Redeemed as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Redeemed Under the Plans or Programs(1)(2)
October 31, 2023	304,756	$24.40	304,756	—
November 30, 2023	303,371	$24.26	303,371	—
December 31, 2023	169,989	$22.32	169,989	—
Total	778,116	$24.95	778,116	—

Note: (1) The Company limits the number of shares that may be redeemed under the program as described above.

(2) For the quarter ended December 31, 2023, the Company received repurchase requests that exceeded both its monthly 2% of NAV and quarterly 5% of NAV limits. In accordance with the Company's Amended SRP, the Company fulfilled 72% of requested repurchases in October 2023, 61% of requested repurchases in November 2023, and 45% of requested repurchases in December 2023.

During the years ended December 31, 2023 and December 31, 2022, the Company repurchased 2,536,552 and 418,385 shares, respectively, in the amount of $63,283,512 and $11,045,091, respectively.

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

	As of and for the year ended
	December 31, 2023	December 31, 2022
Operating Data:
Total revenues	$90,630,435	$72,843,136
Total operating expenses	(81,015,481)	(67,287,872)
Total other income (expense)	(20,963,493)	(16,963,532)
Net income (loss)	$(11,348,539)	$(11,408,268)

Per Share Data:
Net income (loss) per share of common stock	$(0.44)	$(0.38)
Distributions declared per share of common stock	$0.004247516	$0.004247516

Balance Sheet Data:
Total assets	$1,143,502,493	$1,121,936,771
Total liabilities	$591,996,114	$526,607,134
Total equity	$551,506,379	$595,329,637

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

On August 9, 2023, the Company filed a registration statement on Form S-11 with the SEC for a proposed Third Offering, which was declared effective on February 7, 2023. In the Third Offering, the Company is offering up to $1 billion in shares of common stock in a primary offering on a best-efforts basis and $250 million in shares of common stock to be issued pursued to the DRP.

As of March 19, 2024, the Company had sold 3,849,067 Class AX shares, 114,913 Class TX shares, 1,173,309 Class IX shares, 1,501,142 Class T shares, 618,196 Class D shares, 6,961 Class S shares, and 7,076,360 Class I shares of common stock in the Offerings, as well as 434,795 Class AX shares, 126,859 Class TX shares, 119,596 Class IX shares, 41,908 Class T shares, 23,390 Class D shares, 196 Class S shares, and 227,162 Class I shares in the DRP for aggregate net proceeds of $359,880,054 in the Offerings.

Prior to the commencement of the Follow-On Offering, the Company determined its NAV as of the end of each quarter. NAV, as defined, is calculated consistent with the procedures set forth in the Company’s prospectus and excludes any O&O Costs, with such costs to be reflected in the Company’s NAV to the extent the Company reimburses the Advisor for these costs. Upon commencement of the Follow-On Offering, the Company started determining its NAV on a monthly basis, beginning with the determination of NAV as of July 31, 2020. As of December 31, 2023, the Company’s NAV was $22.08 per Class AX share, Class IX share, Class I share, and Class D share, $22.02 per Class TX share, and $22.07 per Class T share and Class S share. For further discussion of the Company’s NAV calculation, please see “—Net Asset Value”.

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

As of December 31, 2023, the Company had made the following investments:

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
•
the Mount Comfort Land
•
controlling interest in Pearland DST
•
an investment in $7,500,000 CMBS
•
an investment in $5,060,000 CMBS

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

Operating Highlights

2023 Activity

•
Raised 1,962,043 shares of common stock in the Offerings for gross proceeds of approximately $51 million. Repurchased 2,536,552 shares of common stock in the Offerings for gross proceeds of approximately $63 million.
•
Acquired 5% interest in the amount of $1.2 million in the Pearland DST.
•
Invested in $7,500,000 of investment-grade rated (BBB/Fitch; BBB/Kroll) Class D BMO 2023-5C1 CMBS with a 4.00% coupon. The Company paid $0.69 on the dollar for the securities.
•
Invested in $5,060,000 of investment-grade rated (BBB/Fitch; BBB/Kroll) Class D BMO 2023-5C2 CMBS with a 5.00% coupon. The Company paid $0.70 on the dollar for the securities.

Portfolio Information

As of December 31, 2023, the Company owned interests in 19 real properties and a plot of land as described below:

Portfolio	Ownership Percentage	Location	Number of Properties	Square Feet/ Acre	Remaining Lease Term(1)	Annualized Rental Income(3)	Acquisition Date	Purchase Price(4)
Walgreens Grand Rapids ("GR Property")	100%	Grand Rapids, MI	1	14,552	13.6 years(2)	$500,000	July 2017	$7,936,508
Daimler Trucks North America Office Building ("FM Property")	100%	Fort Mill, SC	1	150,164	5.0 years	$2,670,638	February 2018	$40,000,000
Alliance Data Systems Office Building ("CO Property")	100%	Columbus, OH	1	241,493	8.7 years	$3,362,844	July 2018	$46,950,000
Hoya Optical Labs of America ("Lewisville Property")	100%	Lewisville, TX	1	89,473	4.5 years	$937,060	November 2018	$14,120,000
Williams Sonoma Office Building ("SF Property")	75%	San Francisco, CA	1	13,907	0.0 years(6)	$0	September 2019	$11,600,000
Martin Brower Industrial Buildings ("Buchanan Property")	100%	Phoenix, AZ	1	93,302	8.2 years	$1,083,444	November 2019	$17,300,000
Multifamily Residential Property ("Keller Property")	97%	Carrolton, TX	1	255,627	multiple(5)	$5,638,361	February 2021	$56,500,000
Multifamily Residential Property ("Summerfield Property")	25%	Landover, MD	1	452,876	multiple(5)	$10,595,447	March 2021	$115,500,000
Amazon Last Mile Cleveland ("Madison Ave Property")	100%	Cleveland, OH	1	168,750	7.3 years	$1,555,254	May 2021	$30,800,000
Valencia California ("Valencia Property")	10%	Santa Clarita, CA	1	180,415	12.0 years	$5,323,193	July 2021	$92,000,000
De Anza Plaza Office Buildings ("De Anza Property")	100%	Cupertino, CA	1	83,959	7.6 years	$4,206,056	July 2021	$63,750,000
Multifamily Residential Property ("Kacey Property")	10%	Kingwood, TX	1	296,991	multiple(5)	$5,341,050	November 2021	$67,000,000
Multifamily Residential Property ("Industry Property")	10%	Columbus, OH	1	187,678	multiple(5)	$4,772,799	December 2021	$81,000,000
Mars Petcare Dry/Cold Storage Facility ("Fisher Road Property")	100%	Columbus, OH	1	465,256	3.4 years	$2,984,877	March 2022	$58,000,000
Multifamily Residential Property ("Longmire Property")	96.46%	Conroe, TX	1	231,720	multiple(5)	$3,211,114	April 2022	$43,400,000
Office Tower ("ON3 Property")	10%	Nutley, NJ	1	332,818	15.0 years	$7,245,828	April 2022	$131,667,000
Multifamily Residential Property ("West End Property")	10%	Lenexa, KS	1	299,813	multiple(5)	$5,166,260	August 2022	$69,375,000
Multifamily Residential Property ("Palms Property")	10%	Houston, TX	1	222,672	multiple(5)	$4,010,775	August 2022	$48,000,000
Land ("Mount Comfort Land")	100%	Greenfield, IN	0	1 - acre	12.0 years	$53,140	October 2022	$445,000
Multifamily Residential Property ("Pearland Property")	5%	Pearland, TX	1	219,624	multiple(5)	$4,383,498	June 2023	$40,500,000
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
(6)
The lease with William Sonoma expired on December 31, 2021. As of March 28, 2024, the SF Property is vacant.

As of December 31, 2023, lease expirations related to the Company’s net lease portfolio of real estate assets, (excluding the SF Property), based on each asset’s fair value used in determining the Company's NAV, were as follows:

•
2023 – 0.0%

•
2024 – 0.0%
•
2025 – 0.0%
•
2026 – 0.0%
•
2027 – 19.6%
•
2028 – 16.8%
•
2029 – 0.0%
•
2030 – 0.0%
•
2031 – 30.5%
•
2032 – 23.5%
•
After 2033 – 9.6%

As of December 31, 2023, the industry concentration of the Company’s portfolio of real estate assets, based on each asset’s fair value used in determining the Company's NAV, was as follows:

•
Multifamily – 37.5%
•
Single Tenant Office – 30.0%
•
Single Tenant Industrial – 29.2%
•
Single Tenant Life Sciences – 1.7%
•
Single Tenant Necessity Retail – 1.6%

As of December 31, 2023, the geographic concentration of the Company’s portfolio of real estate assets, based on each asset’s fair value used in determining the Company's NAV, was as follows:

•
Texas – 30.9%
•
Ohio – 27.7%
•
California – 14.4%
•
South Carolina – 6.6%
•
Maryland – 5.9%
•
Arizona – 4.5%
•
New Jersey – 2.1%
•
Illinois – 2.5%
•
Pennsylvania – 2.3%
•
Michigan – 1.6%
•
Kansas – 1.4%
•
Indiana – 0.1%

As of December 31, 2023, the investment type concentration of the Company’s portfolio of real estate assets, based on each asset’s fair value used in determining the Company's NAV, was as follows:

•
Common Equity – 93.5%
•
Mezzanine Loan – 2.4%
•
Preferred Equity – 2.3%
•
Real Estate-Related Securities – 1.8%

As of December 31, 2023, the maturity concentration of debt secured by the Company's portfolio of real estate assets (including the Company's credit facility, which makes up all debt maturing in 2023 – 2025, and has two one-year extension options), based on principal balances and adjusted for ownership percentage, was as follows:

•
2023 – 0.0%
•
2024 – 30.7%
•
2025 – 0.0%
•
2026 – 0.0%
•
2027 – 2.1%
•
2028 – 22.5%
•
2029 – 4.5%
•
2030 – 4.2%
•
2031 – 30.0%
•
2032 – 5.5%
•
After 2033 – 0.5%

As of December 31, 2023, the weighted average lease term remaining of the Company’s portfolio of real estate assets (excluding multifamily, mezzanine and preferred equity investments), based on each asset’s fair value used in determining the Company's NAV, was 7.1 years.

As of December 31, 2023, the weighted average occupancy of the Company’s portfolio of real estate assets, based on each asset’s fair value used in determining the Company's NAV, was 94.3%. For the Company's industrial, retail and office investments, occupancy includes all leased square footage as of the date indicated. For the Company's multifamily investments, occupancy is defined as the percentage of units occupied on the date indicated.

As of December 31, 2023, the Company owned the preferred equity investment described below:

Portfolio	Original Investment Amount	Preferred Return	Number of Properties	Square Feet	Lease Expiration Date	Acquisition Date	Tenant Renewal Options
Denver, PA— Pref Equity Investment	$11,805,000	Ranging from 7.75% in 2019 to 8.74% in 2028	1	1,539,407	January 31, 2039	January 2019	9 extension options for 5 years each

As of December 31, 2023, the Company owned the mezzanine loan investment described below:

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

Results of Operations

Rental Revenues

For the years ended December 31, 2023 and December 31, 2022, the Company earned rental revenues of $70,847,944 and $58,158,010, respectively.

The Company’s rental revenues consist primarily of rental income from triple net leased commercial properties and multifamily properties. The increase in rental revenues of $12,689,934 for the year ended December 31, 2023, as compared to the year ended December 31, 2022, was primarily due to the acquisitions of rental income-producing properties, namely the West End Property, the Palms Property, the Mount Comfort Land, and the Pearland Property.

Preferred Return Income

For the years ended December 31, 2023 and December 31, 2022, the Company earned preferred return income of $980,258 and $967,092, respectively.

The Company’s preferred return income consists of preferred return accrued on the Company’s investment in the Pennsylvania SPE. The increase in preferred return income of $13,166 for the year ended December 31, 2023, as compared to the year ended December 31, 2022, was due to the increase of rate of return of the Pennsylvania SPE.

Income from mezzanine loan investment

For the years ended December 31, 2023 and December 31, 2022, the Company earned income from mezzanine loan investment of $1,045,665 and $1,031,618, respectively.

The Company’s income from mezzanine loan investment consists of interest income accrued on the Company’s investment in the Illinois SPE. The increase in income from mezzanine loan investment of $14,047 for the year ended December 31, 2023, as compared to the year ended December 31, 2022, was due to the increase of the interest rate of the Illinois SPE.

Other property operating revenues

For the years ended December 31, 2023 and December 31, 2022, the Company earned other property operating revenues of $17,756,568 and $12,686,416, respectively.

Other property operating revenues consists of amounts received by the Company from the tenants of its properties for utilities and other amenities and for reimbursable expenses paid by the Company on behalf of the tenants in accordance with the provisions of the respective property leases. The increase in other property operating revenues of $5,070,152 for the year ended December 31, 2023, as compared to the year ended December 31, 2022, was primarily due to the acquisitions of the West End Property, the Palms Property, and the Pearland Property.

General and Administrative Expenses

For the years ended December 31, 2023 and December 31, 2022, the Company incurred general and administrative expenses of $5,149,295 and $5,782,392, respectively.

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

The decrease in general and administrative expenses of $633,097 during the year ended December 31, 2023, as compared to the year ended December 31, 2022, was mainly due to the Company reimbursing the Advisor for less operating expenses incurred pursuant to the 2%/25% Guidelines. As of December 31, 2023, the Advisor has incurred, on behalf of the Company, a total of $14,659,207 in unreimbursed operating expenses, including a total of $4,020,751 during the year ended December 31, 2023 for which the Advisor has not invoiced the Company for reimbursement.

Depreciation and Amortization

For the years ended December 31, 2023 and December 31, 2022, the Company incurred depreciation and amortization of $34,950,212 and $32,970,085, respectively.

The increase in depreciation and amortization expenses of $1,980,127 for the year ended December 31, 2023, as compared to the year ended December 31, 2022, was primarily due to the acquisition of the West End Property, the Palms Property, and the Pearland Property.

Management Fees

For the years ended December 31, 2023 and December 31, 2022, the Company incurred management fees of $7,100,896 and $5,690,513, respectively.

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

The increase in management fees of $1,410,383 for the year ended December 31, 2023, as compared to the year ended December 31, 2022, was due to an increase in net fundraising in combination with an increase in net valuation of the Company's investment portfolio.

Property Operating Expenses

For the years ended December 31, 2023 and December 31, 2022, the Company incurred property operating expenses of $33,815,078 and $22,844,882, respectively.

The property operating expenses consist of reimbursable expenses paid by the Company on behalf of its tenants in accordance with the provisions of the respective property leases and operating expenses incurred in maintaining and operating the multifamily properties. The increase in property operating expenses of $10,970,196 for the year ended December 31, 2023, as compared to the year ended December 31, 2022, was primarily due to the acquisitions of the West End Property, the Palms Property, and the Pearland Property, and the increase of property operating expenses during such periods.

Income/(loss) from Investments in Real Estate-Related Assets

Income from investments in real estate-related assets is earned on the Company’s investment in the Station DST. For the year ended December 31, 2023, the Company earned income from investments in real estate-related assets of $149,976. For the year ended December 31, 2022, the Company incurred a loss from investments in real estate-related assets of $475,390.

The increase in income from investments in real estate-related assets of $625,366 during the year ended December 31, 2023, as compared to the year ended December 31, 2022, was due to the Company’s share of income earned at Station DST.

Interest Income

For the years ended December 31, 2023 and December 31, 2022, the Company earned interest income of $1,062,009 and $183,934, respectively.

Interest income is composed of interest earned on interest bearing cash deposit accounts with banking institutions.

The increase in interest income of $878,075 during the year ended December 31, 2023, as compared to the year ended December 31, 2022, was primarily due to an increase in the cash held by the Company in interest bearing deposit accounts and the rate of interest earned with banking institutions.

Net gain from Investment in Debt Securities, at Fair Value

For the year ended December 31, 2023, the Company earned a net gain from investment in debt securities of $603,169. For the year ended December 31, 2022, there was no investment in debt securities.

The Company's net gain from investment in debt securities consists of interest income accrued and unrealized gain on the Company's investment in CMBS. The increase in net gain from investment in debt securities of $603,169, during the year ended December 31, 2023, as compared to the year ended December 31, 2022, was due to the Company's investment in CMBS.

Interest Expense

For the year ended December 31, 2023 and December 31, 2022, the Company incurred interest expense of $22,778,647 and $16,672,076, respectively.

Interest expense is composed of interest paid and accrued on the Company’s outstanding loans payable, and also includes amortization of deferred financing costs and gains from the interest rate cap.

The increase in interest expense of $6,106,571 during the year ended December 31, 2023, as compared to the year ended December 31, 2022, was primarily due to the increased debt associated with the acquisitions of the West End Property, the Palms Property, and the Pearland Property as well as the increase in SOFR rate on the advances on the Credit Facility netted against the gains from the interest rate cap.

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

The following table presents a reconciliation of FFO to net income (loss):

Year Ended December 31, 2023
Net income (loss)	$(11,348,539)
Net income (loss) attributable to non-controlling interest	$4,458,666
Net income (loss) attributable to common stockholders	$(6,889,873)
Adjustments:
Real estate depreciation and amortization	$34,950,212
Proportionate share of adjustments from non-controlling interests	(19,207,729)
Funds from Operations	$8,852,610

The following table presents a reconciliation of FFO to MFFO:

Year Ended December 31, 2023
Funds from Operations	$8,852,610
Adjustments:
Amortization of above-market lease intangibles	196,378
Amortization of below-market lease intangibles	(1,956,010)
Straight-line rent	(2,384,130)
Fair value adjustments on derivatives not deemed hedges	986,967
Fair value adjustments on investment in debt securities	(454,124)
Proportionate share of adjustments from non-controlling interests	660,772
Modified Funds from Operations	$5,902,463

Net Asset Value

On January 18, 2024, the Company’s board of directors approved an estimated NAV as of December 31, 2023 of $22.08 for Class AX, Class IX, Class I shares, and Class D shares, $22.02 for Class TX, and $22.07 per Class T and Class S shares. The calculation of the Company’s estimated NAV was performed by Robert A. Stanger & Co., Inc. (“Stanger”), its independent valuation firm, in accordance with the procedures described in the “Net Asset Value Calculation and Valuation Procedures” section of the Company’s prospectus and under the oversight of the Company’s board of directors. Although the independent valuation firm performs the calculation of the Company’s estimated NAV, the Company’s board of directors is solely responsible for the determination of the Company’s estimated NAV.

Estimated NAV

In performing the calculation of the estimated NAV, Stanger added the appraised values of the Appraised Properties, the appraised value of the Station DST interests, the fair value of the Debt Investments and other tangible assets of the Company, consisting of cash and equivalents, receivables and other assets, and subtracted the estimated fair market value of the Company’s long-term debt, the value of the non-controlling interest in the Consolidated JV (including any promote due to the Company’s joint venture partners), the anticipated near-term capital needs of the SF Property, the estimate of the Performance Participation Allocation and other tangible liabilities of the Company, consisting of accounts payable and accrued expenses, but excluding amounts owed to the Advisor for reimbursement of O&O Costs less the current accrued O&O Costs liability (consistent with the Company’s valuation procedures), and considered any other amounts due to the Advisor or affiliates for repayment of the Sponsor Support or amounts due to the Special Unit Holder upon certain events, including liquidation of the Company to produce an estimated NAV as of December 31, 2023, consistent with the procedures described in the “Net Asset Value Calculation and Valuation Procedures” section of the Company’s prospectus of $22.08 per share for Class AX, Class IX, Class I, and Class D shares, $22.02 per share for Class TX, and $22.07 Class T and Class S shares.

The determination of NAV involves a number of assumptions and judgments, including estimates of the Advisor’s interest in disposition proceeds (if any). These assumptions and judgments may prove to be inaccurate. There can be no assurance that a stockholder would realize the mostly recently determined NAV per share if the Company were to liquidate or engage in another type of liquidity event today. In particular, the Company’s December 31, 2023 NAV is based on appraisals of the fair market value of certain of the Company’s real estate property investments which precede December 31, 2023 and, while the Company believes no material change has occurred in the value of these real estate property investments between the appraised value dates and December 31, 2023, Stanger has assumed no material change in property value has occurred since the appraisal date for those Appraised Properties with an appraised value date that preceded December 31, 2023. Furthermore, the Company’s December 31, 2023 NAV does not consider fees or expenses that may be incurred in providing a liquidity event, including reimbursement of amounts to the Advisor for O&O Costs and any operating expenses that have not been invoiced by the Advisor in accordance with the terms of the Amended Advisory Agreement. Lastly, as discussed in “PART I — Item 1A. – Risk Factors”, the full extent of the past and ongoing impact and effects of COVID-19 on the Company, as a whole, and on its tenants and its consolidated real estate, loan investments and long-term debt are uncertain at this time. Due to COVID-19, observable market transactions for both real estate assets and debt are generally more limited than before the pandemic. The Company believes the methodology of determining the Company’s NAV conforms to the Institute for Portfolio Alternative’s Practice Guideline for Valuations of Publicly Registered Non-Listed REITs (April 2013) and is prepared in accordance with the procedure described in the “Net Asset Value Calculation and Valuation Procedures” section of the Company’s prospectus. In addition, the Company’s board of directors periodically reviews the Company’s NAV policies and procedures.

The NAV for each class of shares is based on the value of the Company’s assets and the deduction of any liabilities, and any distribution fees applicable to such class of shares.

The following table provides a breakdown of the major components of the Company’s NAV pursuant to the Company’s valuation guidelines:

Components of NAV	December 31, 2023
Investment in real estate	$1,013,298,000
Investments in real estate-related assets	33,609,600
Investment in debt securities	9,219,200
Cash and cash equivalents and restricted cash	39,892,720
Other assets	12,125,637
Debt obligations (at Fair Market Value)	(470,173,327)
Due to related parties(1)	(5,742,015)
Accounts payable and other liabilities	(21,463,940)
Accrued performance participation allocation	—
Distribution fee payable the following month(2)	(38,200)
Non-controlling interests in subsidiaries	(287,590,349)
Sponsor Support repayment / special unit holder interest in liquidation	—
Net Asset Value	$323,137,326
Number of outstanding shares	14,633,857

Note: (1) Excluding the full distribution fee liability of $34,208. Distribution fee only relates to Class TX, Class T, Class D and Class S shares of common stock.

(2) The distribution fee that is payable as of December 31, 2023 related to Class TX, Class T, Class D and Class S shares is shown in the table below.

Due to rounding, numbers presented throughout this section may not add up precisely to the totals provided and percentages may not precisely reflect the absolute figures.

NAV Per Share	Class AX, IX & I Shares	Class TX Shares	Class T Shares	Class D Shares	Class S Shares	Total
Total Gross Assets at Fair Value	$934,500,432	$13,545,113	$110,743,508	$48,819,519	$536,585	$1,108,145,157
Distribution fees due and payable	—	(11,426)	(23,568)	(3,092)	(114)	(38,200)
Debt obligations (at Fair Market Value)	(396,497,854)	(5,747,037)	(46,987,205)	(20,713,564)	(227,667)	(470,173,327)
Due to related parties	(4,842,250)	(70,186)	(573,834)	(252,965)	(2,780)	(5,742,015)
Accounts payable and other liabilities	(18,100,570)	(262,359)	(2,145,019)	(945,598)	(10,394)	(21,463,940)
Accrued performance participation allocation	—	—	—	—	—	—
Non-controlling interests in subsidiaries	(242,525,361)	(3,515,283)	(28,740,607)	(12,669,841)	(139,257)	(287,590,349)
Quarterly NAV	272,534,397	3,938,822	32,273,275	14,234,459	156,373	323,137,326
Number of outstanding shares	12,340,753	178,873	1,462,448	644,697	7,086	14,633,857
NAV per share	$22.08	$22.02	$22.07	$22.08	$22.07
The following table reconciles stockholders’ equity per the Company’s consolidated balance sheet to the Company’s NAV:

Reconciliation of Stockholders’ Equity to NAV	December 31, 2023
Stockholders’ equity under U.S. GAAP	$551,506,379
Adjustments:
Unrealized depreciation of real estate	(66,856,354)
Unrealized appreciation of real estate-related assets	3,318,926
Acquisition costs	(8,731,008)
Deferred financing costs, net	(4,598,656)
Accrued distribution fee(1)	(3,992)
Accumulated depreciation and amortization	91,629,184
Fair value adjustment of debt obligations	63,595,107
Deferred rent receivable	(11,575,495)
Derivative assets, at fair value	(7,556,416)
Non-controlling interests in subsidiaries	(287,590,349)
NAV	$323,137,326

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

The valuations of the Company's real properties as of December 31, 2023 were provided by Stanger or third-party appraisal firms in accordance with the Company's procedures. Certain key assumptions that were used by Stanger or third-party appraisal firms in the discounted cash flow analysis are set forth in the following table based on weighted-averages by property type at ownership interest.

December 31, 2023
	Single Tenant Office	Single Tenant Industrial	Multifamily	Single Tenant Life Sciences	Weighted Average Basis
Exit Capitalization Rate	6.5%	5.8%	5.6%	6.0%	6.0%
Residual Discount Rate	7.2%	6.7%	6.8%	6.8%	6.9%
Average Holding Period (Yrs)	9.5	7.9	10.0	13.0	9.2

A change in the exit capitalization and discount rates used would impact the calculation of the value of the Company's real property. For example, assuming all other factors remain constant, the changes listed below would result in the following effects on the value of the Company's real properties.

	Hypothetical Change	Single Tenant Office	Single Tenant Industrial	Multifamily	Single Tenant Life Sciences	Weighted Average Values
Exit Capitalization Rate	0.25% Increase	-2.4%	-3.1%	-2.6%	-2.0%	-2.7%
	0.25% Decrease	2.6%	3.4%	2.9%	2.2%	2.9%
Discount Rates	0.25% Increase	-1.7%	-1.4%	-1.9%	-2.2%	-1.7%
	0.25% Decrease	1.7%	1.5%	1.9%	2.2%	1.7%

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

If the Company is unable to raise substantial funds in its public offerings, it will make fewer investments resulting in less diversification in terms of the type, number and size of investments it makes and the value of an investment in the Company will fluctuate with the performance of the limited assets it acquires. Further, the Company will have certain fixed operating expenses, including certain expenses as a public company and a REIT, regardless of whether it is able to raise substantial funds in the offerings. The Company’s inability to raise substantial funds would increase its fixed operating expenses as a percentage of gross income, reducing its net income and limiting its ability to make distributions. As of December 31, 2023, the Company has raised gross proceeds of $378,340,939 in the Offerings.

The Company uses debt financing as a source of capital. The Company’s charter limits the Company from incurring debt if the Company’s borrowings exceed 300% of the cost of the Company’s net assets, which is estimated to approximate 75% of the cost of its tangible assets (before deducting depreciation or other non-cash reserves), though the Company may exceed this limit under certain circumstances. Once the Company has fully deployed the proceeds of the Offerings, the Company expects its debt financing and other liabilities may likely be approximately 60% of the cost of its tangible assets (before adjusting for depreciation or other non-cash reserves), although it may exceed this level during the offering stage.

As of December 31, 2023, the Company’s debt to tangible assets ratio was 51.0%. See Note 8 — Loans Payable of the Company’s outstanding debt arrangement as of December 31, 2023.

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

Cash Flows

The following table provides a breakdown of the net change in the Company’s cash and cash equivalents and restricted cash:

Year Ended December 31, 2023
Cash flows from operating activities	$20,862,219
Cash flows from investing activities	(11,272,177)
Cash flows from financing activities	(8,230,743)
Increase in cash and cash equivalents and restricted cash	$1,359,299

Operating Activities

During the year ended December 31, 2023, net cash provided by operating activities was $20,862,219, compared to $22,797,205 for the year ended December 31, 2022. The change was primarily due to reimbursement of expenses due to related parties (see “—Results of Operations”).

Investing Activities

Cash used in investing activities was $11,272,177 for the year ended December 31, 2023, compared to $112,626,398 for the year ended December 31, 2022. The change was primarily due to a decrease of $110,119,297 in acquisition of real estate and real estate-related assets, and an increase of $8,765,076 in purchase of investment in debt securities.

Financing Activities

During the year ended December 31, 2023, net cash used in financing activities was $8,230,743, compared to $109,336,470 net cash provided by financing activities for the year ended December 31, 2022. The change was primarily due to a net increase in borrowing paydowns under credit facility of $53,350,000, a decrease in proceeds from common stock issued of $110,565,666, an increase in distributions of $3,389,002, an increase in payments from redemptions of common stock of $50,481,035, an increase in non-controlling interest distributions of $4,551,244, a decrease of $3,191,427 in the DST Offering proceeds received for the DST interests sold, offset by a payment of $1,261,161 in payment of deferred financing costs.

Distributions

The Company’s board of directors has authorized, and the Company has declared, distributions for the period September 1, 2020 through April 1, 2024 in an amount equal to $0.004234973 per day (or approximately $1.55 on an annual basis) per each share of common stock, less, for holders of certain classes of shares, the distribution fees that are payable with respect to such shares as further described in the applicable prospectus. The distributions are payable by the 5th business day following each month end to stockholders of record at the close of business each day during the prior month.

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

To ensure that the Company has sufficient funds to cover cash distributions authorized and declared during the Initial Offering, the Company and CFI entered into the Distribution Support Agreement. The terms of the agreement provide that in the event that cash distributions exceed MFFO, defined as a supplemental measure to reflect the operating performance of a non-traded REIT, for any calendar quarter through the termination of the Initial Offering, CFI shall purchase Class IX Shares from the Company in an amount equal to the distribution shortfall, up to $5 million (less the $2.0 million of shares purchased by CFI in order to satisfy the Minimum Offering Requirement). On August 10, 2020, the Company and CFI entered into the Amended Distribution Support Agreement to ensure that the Company has a sufficient amount of funds to pay cash distributions to stockholders during the Follow-On Offering. Pursuant to the Amended Distribution Support Agreement, in the event that cash distributions exceed MFFO, CFI will purchase Class I Shares from the Company in the Follow-On Offering in an amount equal to the distribution shortfall, up to $5 million (less the $2.0 million of shares purchased by CFI in order to satisfy the Minimum Offering Requirement and any shares purchased by CFI pursuant to the distribution support agreement in the Initial Offering). As of December 31, 2022, CFI has purchased $3,000,000 in Class IX shares pursuant to the Distribution Support Agreement. As of December 31, 2022, CFI has purchased $1,867,720 of Class I Shares, leaving no remaining obligation for CFI to purchase shares pursuant to the Amended Distribution Support Agreement.

The following table summarizes the Company’s distributions declared during the years ended December 31, 2023 and December 31, 2022.

	Year Ended December 31, 2023		Year Ended December 31, 2022
	Amount	Percent	Amount	Percent
Distributions
Paid in cash	$15,292,149	66%	$12,637,020	63%
Payable	1,922,448	8%	1,965,999	10%
Reinvested in shares	6,197,874	26%	5,416,564	27%
Total distributions	$23,412,471	100%	$20,019,582	100%
Sources of Distributions:
Operating cash flows	$20,862,219	89%	$16,130,736	81%
Offering proceeds pursuant to Distribution Support Agreement(1)	—	0%	1,867,720	9%
Offering proceeds	2,550,252	11%	2,021,126	10%
Total sources of distributions	$23,412,471	100%	$20,019,582	100%

Note: (1) Pursuant to the Amended Distribution Support Agreement, CFI had purchased Class I Shares to the extent cash distributions exceed MFFO within 15 business days following the Company’s filing with the SEC of its periodic report for such calendar quarter or year. As of December 31, 2023, CFI has no remaining obligation under the Amended Distribution Support Agreement.

During the year ended December 31, 2023, the Company declared $23,412,471 of distributions to its shareholders (including those reinvested in shares pursuant to the DRP), compared to the Company’s total aggregate MFFO of $5,902,463 and the Company’s total aggregate net loss of $6,889,873 for that period.

During the year ended December 31, 2022, the Company declared $20,019,582 of distributions to its shareholders (including those reinvested in shares pursuant to the DRP), compared to the Company’s total aggregate MFFO of $6,113,977 and the Company’s total aggregate net loss of $5,012,221 for that period.

During the year ended December 31, 2023, the Company generated $20,862,219 of cash flows from operations compared to the Company's declared distributions to its shareholders (including those reinvested in shares pursuant to the DRP) of $23,412,471 for that period.

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

Critical Accounting Estimates

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

Reimbursement of Organization and Offering Costs

The Advisor has agreed to pay, on behalf of the Company, all O&O Costs through the first anniversary of the date on which the Company satisfied the Minimum Offering Requirement, which was May 18, 2018 (“Escrow Break Anniversary”). The Company was not required to reimburse the Advisor for payment of the O&O Costs prior to the Escrow Break Anniversary. After the Escrow Break Anniversary, the Advisor, in its sole discretion, may pay some or all of the additional O&O Costs incurred, but is not required to do so. To the extent the Advisor pays such additional O&O Costs, the Company is obligated to reimburse the Advisor subject to the 1% Cap. Following the Escrow Break Anniversary, the Company began reimbursing the Advisor for payment of the O&O Costs on a monthly basis, which will continue through the period ended May 18, 2021; provided, however, that the Company will not be obligated to pay any amounts that as a result of such payment would cause the aggregate payments for O&O Costs (less selling commissions, dealer manager fees and distribution fees) paid to the Advisor to exceed the 1% Cap as of such payment date. Any amounts not reimbursed in any period are included in determining any reimbursement for a subsequent period. As of December 31, 2023, the Advisor has continued to pay all O&O Costs on behalf of the Company.

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

The Company evaluates all of its investments in real estate-related assets to determine if they are VIEs utilizing judgments and estimates that are inherently subjective. If different judgments or estimates were used for these evaluations, it could result in differing conclusions as to whether or not an entity is a VIE and whether or not to consolidate such entity. As of December 31, 2023, the Company concluded that it had investments in VIEs, and because the Company was deemed the primary beneficiary it consolidated such entities, as described in “Note 11—Variable Interest Entities” in its accompanying consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data.”

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

Current Expected Credit Losses (“CECL”)

The Company presents its financial assets that are measured at amortized cost net of an allowance for credit losses, which represents the amount expected to be collected over their estimated life. Expected credit losses for newly recognized financial assets carried at amortized cost, as well as changes to expected lifetime credit losses during the period, are recognized in earnings. The CECL methodology, which became effective for the Company on January 1, 2023, represents a significant change from prior U.S. GAAP and replaced the prior multiple impairment methods, which generally required that a loss be incurred before it was recognized. Within the life cycle of a loan or other financial asset in scope, the methodology generally results in the earlier recognition of the provision for credit losses and the related allowance for credit losses than under prior U.S. GAAP. The CECL methodology’s impact on expected credit losses, among other things, reflects the Company’s view of the current state of the economy, forecasted macroeconomic conditions and the Company’s portfolios.

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

Income Taxes

The Company has elected and qualified to be taxed as a REIT under the Internal Revenue Code of 1986, as amended. As a REIT, the Company generally will not be subject to U.S. federal income tax with respect to the Company’s income that is distributed annually to stockholders. The Company intends to operate in a manner that allows it to meet the requirements for taxation as a REIT. Many of these requirements, however, are highly technical and complex. The Company will monitor the business and transactions that may potentially impact the Company’s REIT status. If the Company were to fail to meet these requirements, it could be subject to U.S. federal income tax on the Company’s taxable income at regular corporate rates. The Company would not be able to deduct distributions paid to stockholders in any year in which it fails to qualify as a REIT. The Company would also be disqualified for the four taxable years following the year during which qualification was lost unless the Company was entitled to relief under specific statutory provisions.

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

Contractual Obligations

The following table presents the future principal payment due under the Company’s GR Loan, FM Loan, CO Loan, DST Loan, Buchanan Loan, Keller Loan, Summerfield Loan, Valencia Loan, Kacey Loan, Industry Loan, ON3 Loan, West End Loan, Palms Loan, Pearland Loan and Credit Facility agreements as of December 31, 2023, which represents the Company’s aggregate contractual obligations and commitments with payments due subsequent to December 31, 2023.

Year	Amount
2024	64,500,000
2025	—
2026	22,495,184
2027	4,500,000
2028	47,550,000
Thereafter	394,723,250
Total	$533,768,434

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

The market risk associated with financial instruments and derivative financial instruments is the risk of loss from adverse changes in market prices or interest rates. The Company’s interest rate risk management objectives are to limit the impact of interest rate changes in earnings and cash flows and to manage overall borrowing costs. To achieve these objectives, from time to time, the Company may enter into interest rate hedge contracts such as swaps, collars and treasury lock agreements in order to mitigate interest rate risk with respect to various debt instruments. The Company would not hold or issue these derivative contracts for trading or speculative purposes. As of December 31, 2023, there are no such hedging contracts outstanding. The Company does not have any foreign operations and thus is not exposed to foreign currency fluctuations.

Interest Rate Risk

As of December 31, 2023, the Company had $383 million fixed rate debt and $151 million of floating rate debt. The Company uses derivative financial instruments to limit the exposure to interest rate changes associated with its borrowings. The use of derivative financial instruments carries certain risks, including the risk that the counterparties to these contractual arrangements are not able to perform under the agreements. To mitigate this risk, the Company only enters into derivative financial instruments with counterparties with high credit ratings and with major financial institutions with which the Company and its related parties may also have other financial relationships. The Company does not anticipate that any of the counterparties will fail to meet their obligations. (For further detail refer to Note 8 – Loans Payable).

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

As of December 31, 2023, lease expirations related to the Company’s net lease portfolio of real estate assets (excluding the SF Property), based on each asset’s fair value used in determining the Company's NAV, were as follows:

•
2023 – 0.0%
•
2024 – 0.0%
•
2025 – 0.0%
•
2026 – 0.0%
•
2027 – 19.6%
•
2028 – 16.8%
•
2029 – 0.0%

•
2030 – 0.0%
•
2031 – 30.5%
•
2032 – 23.5%
•
After 2033 – 9.6%

As of December 31, 2023, the industry concentration of the Company’s portfolio of real estate assets, based on each asset’s fair value used in determining the Company's NAV, was as follows:

•
Multifamily – 37.5%
•
Single Tenant Office – 30.0%
•
Single Tenant Industrial – 29.2%
•
Single Tenant Life Sciences – 1.7%
•
Single Tenant Necessity Retail – 1.6%

As of December 31, 2023, the geographic concentration of the Company’s portfolio of real estate assets, based on each asset’s fair value used in determining the Company's NAV, was as follows:

•
Texas – 30.9%
•
Ohio – 27.7%
•
California – 14.4%
•
South Carolina – 6.6%
•
Maryland – 5.9%
•
Arizona – 4.5%
•
New Jersey – 2.1%
•
Illinois – 2.5%
•
Pennsylvania – 2.3%
•
Michigan – 1.6%
•
Kansas – 1.4%
•
Indiana – 0.1%

As of December 31, 2023, the investment type concentration of the Company’s portfolio of real estate assets, based on each asset’s fair value used in determining the Company's NAV, was as follows:

•
Common Equity – 93.5%
•
Mezzanine Loan – 2.4%
•
Preferred Equity – 2.3%
•
Real Estate-Related Securities – 1.8%

As of December 31, 2023, the maturity concentration of debt secured by the Company's portfolio of real estate assets (including the Company's credit facility, which makes up all debt maturing in 2023 – 2025, and has two one-year extension options), based on principal balances and adjusted for ownership percentage, was as follows:

•
2023 – 0.0%
•
2024 – 30.7%
•
2025 – 0.0%
•
2026 – 0.0%
•
2027 – 2.1%

•
2028 – 22.5%
•
2029 – 4.5%
•
2030 – 4.2%
•
2031 – 30.0%
•
2032 – 5.5%
•
After 2033 – 0.5%

As of December 31, 2023, the weighted average lease term remaining of the Company’s portfolio of real estate assets (excluding multifamily, mezzanine and preferred equity investments), based on each asset’s fair value used in determining the Company's NAV, was 7.1 years.

As of December 31, 2023, the weighted average occupancy of the Company’s portfolio of real estate assets, based on each asset’s fair value used in determining the Company's NAV, was 94.3%. For the Company's industrial, retail and office investments, occupancy includes all leased square footage as of the date indicated. For the Company's multifamily investments, occupancy is defined as the percentage of units occupied on the date indicated.

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

Item 8. Financial Statements and Supplementary Data.

The financial statements required by this item and the reports of the independent accountants thereon required by Item 14(a)(2) appear on pages F-2 to F-43. See accompanying Index to the Consolidated Financial Statements on page F-1.

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

Under the supervision and with the participation of management, including the CEO and CFO, the Company carried out an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2023 based on the “Internal Control-Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2023.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our directors and executive officers are set forth below.

	Age	Positions
Howard W. Lutnick	63	Chairman of the Board of Directors, Chief Executive Officer and President
Paul M. Pion	57	Director, Chief Financial Officer and Treasurer
Christopher A. Milner	58	President
Arthur F. Backal	62	Independent Director
John M. Matteson	59	Independent Director
Dean Palin	55	Independent Director

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

Paul M. Pion. Mr. Pion served as our director, Chief Financial Officer and Treasurer and Chief Financial Officer and Treasurer of the Advisor from April 2023 as well as from January 2020 to January 2021. From January 2020 to January 2021, Mr. Pion served as a director and as the Chief Financial Officer and Treasurer of Rodin Income Trust, Inc. and as the Chief Financial Officer and Treasurer of Rodin Income Advisors, LLC. He has served as Chief Administrative Officer and Senior Managing Director of Cantor Fitzgerald & Co. since August 2011. Additionally, from January 17, 2012, until January 26, 2021, Mr. Pion served as Chief Executive Officer of Tower Bridge International Services LP, responsible for the back-office functions under a shared-services model for all Cantor UK-based businesses. Prior to joining Cantor, Mr. Pion served for approximately 14 years with the accounting firm Deloitte & Touche, most recently as an Audit and Assurance partner focusing on financial services clients. At Deloitte & Touche, he also led the New York office’s China Practice. Mr. Pion holds Series 7 and 27 licenses and is a Certified Public Accountant in the State of New York. He received a B.S. in Accounting from the State University of New York at Albany. We believe that Mr. Pion's extensive experience in the financial services industry supports his appointment to our board of directors.

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

Compensation Committee Interlocks and Insider Participation

We currently do not have a compensation committee of our board of directors because we do not plan to pay any compensation to our officers. There are no interlocks or insider participation as to compensation decisions required to be discussed pursuant to SEC regulations

Item 11. Executive Compensation

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

The following table sets forth the compensation earned by our directors for the fiscal year ended December 31, 2023:

Name	Fees Earned or Paid in Cash	Total
Arthur F. Backal	$28,000	$28,000
John M. Matteson	28,000	28,000
Dean Palin	33,000	33,000

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Stock Ownership

The following table shows, as of March 28, 2024, the amount of our common stock beneficially owned (unless otherwise indicated) by (1) any person who is known by us to be the beneficial owner of more than 5% of the outstanding shares of our common stock, (2) our directors, (3) our executive officers, and (4) all of our directors and executive officers as a group.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage
Cantor Fitzgerald Investors, LLC(1)(2)	262,262	1.92%
Howard W. Lutnick	262,262	1.92%
Christopher A. Milner	111	*
Paul M. Pion	—	—
Arthur F. Backal	—	—
John M. Matteson	—	—
Dean Palin	—	—
All directors and executive officers as a group	262,373	1.92%

Note: * Less than 1.0%

(1) The address of this beneficial owner is c/o Cantor Fitzgerald Income Trust, Inc. 110 E. 59th Street, New York, NY 10022.

(2) Cantor Fitzgerald Investors LLC is indirectly owned by Cantor Fitzgerald, L.P. CF Group Management, Inc. is the managing general partner of Cantor Fitzgerald, L.P. Mr. Lutnick controls Cantor Fitzgerald, L.P. through his ownership of CF Group Management, Inc.

Long-Term Incentive Plan Information

The following table summarizes information, as of December 31, 2023, relating to our long-term incentive plan pursuant to which grants of securities may be made from time-to-time.

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

Securities Authorized for Issuance Under Long-Term Incentive Plan

Our long-term incentive plan authorizes the granting of stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock units, performance awards, dividend equivalents, limited partnership interests in the operating partnership, or any other right relating to our common stock or cash; provided that our long-term incentive plan prohibits the issuance of stock appreciation rights and dividend equivalent rights unless and until our shares of common stock are listed on a national securities exchange. As required by the NASAA REIT guidelines, the maximum number of shares of our common stock that may be issued upon the exercise or grant of an award under our long-term incentive plan will not exceed in the aggregate, an amount equal to 5% of the outstanding shares of our common stock on the date of grant of any such awards. Any stock options or stock appreciation rights granted under our long-term incentive plan will have an exercise price or base price that is not less than the fair market value of our common stock on the date of grant. The exercise price or base price may not be reduced, directly or indirectly, or indirectly by cancellation and regrant, without the prior approval of our stockholders. As of December 31, 2023, we have not granted any securities under our long-term incentive plan.

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

Selling Commissions and Dealer Manager Fees

The dealer manager for our public offerings, Cantor Fitzgerald & Co., is a registered broker-dealer and is affiliated with our advisor and our sponsor. We entered into the dealer manager agreements with the dealer manager in connection with our Offerings are obligated to pay various commissions and fees with respect to the Class AX, Class TX, Class IX, Class T, Class S, Class D and Class I shares distributed in our public offerings. CFI has paid a portion of the selling commissions and all of the dealer manager fees, up to a total of 4% of gross offering proceeds from the sale of Class AX shares and Class TX shares, as well as 1.5% of gross offering proceeds from the sale of Class IX shares, incurred in connection with our initial offering. We refer to this payment as sponsor support and will reimburse such expenses (i) immediately prior to or upon the occurrence of a liquidity event, including (A) the listing our common stock on a national securities exchange or (B) a merger, consolidation or a sale of substantially all of our assets or any similar transaction or any transaction pursuant to which a majority of our board of directors then in office are replaced or removed, or (ii) upon the termination of our advisory agreement by us or by our advisor. In each such case, we only will reimburse CFI after we have fully invested the proceeds from our initial offering and our initial public stockholders have received, or are deemed to have received, in the aggregate, cumulative distributions equal to their invested capital plus a 6% cumulative, non-compounded annual pre-tax return on such invested capital.

Selling Commissions. Selling commissions payable to our dealer manager in our initial offering consisted of (i) up to 1% of gross offering proceeds paid by CFI for Class AX shares and Class TX shares and, (ii) up to 5% and 2% of gross offering proceeds from the sale of Class AX shares and Class TX shares, respectively. No selling commissions were payable with respect to Class IX shares. Selling commissions in our Follow-On Offering and Third Offering consist of 3% and 3.5% of gross offering proceeds from the sale of Class T shares and Class S shares, respectively. All or a portion of such selling commissions may be re-allowed to participating broker-dealers. No selling commissions will be payable with respect to Class D and Class I shares or with respect to shares issued pursuant to our distribution reinvestment plan.

Dealer Manager Fees. Dealer manager fees payable to our dealer manager in our initial public offering consisted of up to 3.0% of gross offering proceeds from the sale of Class AX shares and Class TX shares and up to 1.5% of gross offering proceeds from the sale of Class IX Shares, all of which were paid by CFI. A portion of such dealer manager fees may be re-allowed to participating broker-dealers as a marketing fee. Dealer manager fees payable to our dealer manager in our Follow-On Offering and Third Offering consist of up to 0.5% of gross offering proceeds from the sale of Class T shares. No dealer manager fees will be payable with respect to Class S shares, Class D shares, Class I shares or with respect to shares issues pursuant to our distribution reinvestment plan.

Distribution Fees. Under our dealer manager agreements, distribution fees are payable to our dealer manager with respect to our Class TX shares, Class T shares, Class S shares and Class D shares, all or a portion of which may be re-allowed by the dealer manager to participating broker-dealers. Under the dealer manager agreement for the initial public offering, the distribution fees for Class TX shares accrue daily and are calculated on outstanding Class TX shares issued in the primary portion of the initial public offering in an amount equal to 1.0% per annum of (i) the gross offering price per Class TX share in the primary offering, or (ii) if we are no longer offering shares in a public offering, the most recently published per share net asset value of Class TX shares. Under the dealer manager agreement for the Follow-On Offering and Third Offering, we have agreed to pay our dealer manager (a) with respect to the Class T shares and Class S shares, a distribution fee in an annual amount equal to 0.85% of the aggregate net asset value of the outstanding Class T shares and Class S shares, as applicable, and (b) with respect to the Class D shares, a distribution fee in an annual amount equal to 0.25% of the aggregate net asset value of the outstanding Class D shares. The distribution fees are payable monthly in arrears and are paid on a continuous basis from year to year.

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

The following table summarizes the fees and expenses incurred by us and paid to our advisor and its affiliates and our dealer manager for the year ended December 31, 2023:

		Due to related parties as of	Year ended December 31, 2023		Due to related parties as of
Type of Fee or Reimbursement	Financial Statement Location	December 31, 2022	Incurred	Paid	December 31, 2023
Management Fees
Asset management fees	Management fees	$399,962	$4,686,066	$4,366,177	$719,851
Property management and oversight fees	Management fees	78,981	2,414,830	2,413,049	80,762
Organization, Offering and Operating Expense Reimbursements
Operating expenses(1)	General and administrative expenses	5,504,855	4,040,832	5,300,602	4,245,085
Expense reimbursement(2)	Cash and Cash Equivalents	33,000	360,887	—	393,887
Offering costs(3)	Additional paid-in capital	61,210	166,453	227,663	—
Commissions and Fees
Selling commissions and dealer manager fees, net	Additional paid-in capital	—	275,504	275,504	—
Distribution fees(4)	Additional paid-in capital	115,960	350,356	432,108	34,208
Investment Funding
Distribution due(5)	Additional paid-in capital	202,430	—	—	202,430
Application fee reimbursement(6)	Investment in real estate, net	100,000	—	—	100,000
Total		$6,496,398	$12,294,928	$13,015,103	$5,776,223

Note: (1) As of December 31, 2023, the Advisor has incurred, on behalf of the Company, a total of $14,659,207 in Unreimbursed Operating Expenses, including a total of $4,020,751 for the year ended December 31, 2023 for which the Advisor has not invoiced the Company for reimbursement. The total amount of Unreimbursed Operating Expenses may, in future periods, be subject to reimbursement by the Company pursuant to the terms of the Advisory Agreement.

(2) Reflects funding from CFI and affiliates of CFI to cover overdraft fees in connection with the Summerfield Property, the Keller Springs Property, the Fisher Road Property, the ON3 Property, the Valencia Property, and the Operating Partnership.

(3) As of December 31, 2023, the Advisor has incurred, on behalf of the Company, a total of $13,747,936 of O&O Costs, of which the Company’s obligation is limited to $0, pursuant to the 1% Cap.

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

As of December 31, 2023, CFI has invested $6,650,001 in us through the purchase of 262,262 shares (8,180 Class AX shares for an aggregate purchase price of $200,001 and 183,157 Class IX shares for an aggregate purchase price of $4,582,280) and 70,925 Class I shares for an aggregate purchase price of $1,867,720. CFI purchased 125,157 of the Class IX shares in the amount of $3,132,280 pursuant to the Distribution Support Agreement, which provides that in certain circumstances where our cash distributions exceed our modified funds from operations, CFI will purchase up to $5.0 million of Class IX shares (including the $2.0 million of shares purchased in order to satisfy the minimum offering requirement) at the then current offering price per Class IX share net of dealer manager fees to provide additional cash to support distributions to our stockholders. On August 10, 2020, we and CFI entered into the Amended Distribution Support Agreement to ensure that we had a sufficient amount of funds to pay cash distributions to stockholders during the Follow-On Offering. CFI purchased 70,925 of the Class I shares in the amount of $1,867,720 pursuant to the Amended Distribution Support Agreement. As of December 31, 2023, CFI has fulfilled its obligation under the Amended Distribution Support Agreement.

Sponsor Support

Our sponsor, CFI, is a Delaware limited liability company and an affiliate of Cantor. Our sponsor has paid a portion of selling commissions and all of the dealer manager fees, up to a total of 4.0% of gross offering proceeds from the sale of Class AX shares and Class TX shares, as well as 1.5% of gross offering proceeds from the sale of Class IX shares, incurred in connection with our initial public offering. We will reimburse such expenses (i) immediately prior to or upon the occurrence of a liquidity event, including (A) the listing of our common stock on a national securities exchange or (B) a merger, consolidation or sale of substantially all of our assets or any similar transaction or any transaction pursuant to which a majority of our directors then in office are replaced or removed, or (ii) upon the termination of the advisory agreement by us or by the advisor. In each such case, we only will reimburse the sponsor after we have fully invested the proceeds from our initial public offering and our stockholders have received, or are deemed to have received, in the aggregate, cumulative distributions equal to their invested capital plus a 6.0% cumulative, non-compounded annual pre-tax return on such invested capital. As of December 31, 2023, CFI has paid sponsor support totaling $5,374,526.

Jointly Owned Investments

As of December 31, 2023, the Company owned interests in ten jointly owned investments with some or all of the remaining interest held by affiliates of the Advisor. Subsequently after each acquisition, the interests held by the affiliates of the Advisor have been sold back to the Company or/and syndicated to third party investors through a private placement offering. The Company consolidates nine of these joint ventures as the primary beneficiary and accounts for the one remaining investment under the equity method of accounting.

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

Independent Directors' Review of our Policies

As required by our charter, our independent directors have reviewed our policies, including but not limited to our policies regarding investments, leverage, conflicts of interest and investment allocation, and determined that they are in the best interests of our stockholders. Our key policies that provided the basis for such determination are summarized herein.

Item 14. Principal Accounting Fees and Services

Independent Auditors

During the year ended December 31, 2023, Ernst & Young LLP served as our independent auditor.

Audit and Non-Audit Fees

Aggregate fees that we were billed for the fiscal years ended December 31, 2023 and December 31, 2022 by our independent registered public accounting firm, Ernst & Young LLP, were as follows:

	Fiscal Year Ended December 31, 2023	Fiscal Year Ended December 31, 2022
Audit fees	$379,500	$364,500
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total	$379,500	$364,500

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
3.1

Second Articles of Amendment and Restatement of Cantor Fitzgerald Income Trust, Inc. (formerly known as Rodin Global Property Trust, Inc.) (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q filed on May 12, 2017)

3.2

Articles of Amendment to the Second Articles of Amendment and Restatement of Cantor Fitzgerald Income Trust, Inc. (formerly known as Rodin Global Property Trust, Inc.), dated June 6, 2018 (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 13, 2018)

3.3

Second Articles of Amendment to the Second Articles of Amendment and Restatement of Cantor Fitzgerald Income Trust, Inc. (formerly known as Rodin Global Property Trust, Inc.) (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 1, 2019)

3.4

Articles of Amendment to the Second Articles of Amendment and Restatement of Cantor Fitzgerald Income Trust, Inc. (formerly known as Rodin Global Property Trust, Inc.) (incorporated by reference to Exhibit 3.5 to the Company’s Pre-Effective Amendment No. 1 to the Form S-11 Registration Statement filed with the SEC on July 31, 2020)

3.5

Articles Supplementary to the Second Articles of Amendment and Restatement of Cantor Fitzgerald Income Trust, Inc. (formerly known as Rodin Global Property Trust, Inc.) (incorporated by reference to Exhibit 3.6 to the Company’s Pre-Effective Amendment No. 1 to the Form S-11 Registration Statement filed with the SEC on July 31, 2020)

3.6

Second Amended and Restated Bylaws of Cantor Fitzgerald Income Trust, Inc. (formerly known as Rodin Global Property Trust, Inc.) (incorporated by reference to Exhibit 3.2 to the Company’s Form 10-Q filed on May 12, 2017)

3.7

Third Articles of Amendment to Second Articles of Amendment and Restatement of Cantor Fitzgerald Income Trust, Inc. (incorporated by reference to Exhibit 3.1 to the Company's 8-K filed on January 4, 2024)

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

4.5	Third Amended and Restated Share Repurchase Program (incorporated by reference to Exhibit 4.4 to the Company's Quarterly Report on Form 10-Q filed with the SEC on May 17, 2021)
4.6	Form of Subscription Agreement (included as Appendix A to the Prospectus dated July 17, 2023, filed with the SEC on July 17, 2023 and incorporate by reference herein)
4.7	Form of Subscription Agreement (included as Appendix A to the Prospectus dated February 8, 2024, filed with the SEC on February 8, 2024 and incorporated by reference herein)
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

10.27

Managing Broker-Dealer Agreement by and among CF Net Lease Portfolio IV DST, Cantor Fitzgerald Income Trust Operating Partnership, L.P, Cantor Fitzgerald & Co, and Cantor Fitzgerald Income trust, Inc (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on November 30, 2021)

10.28

Second Amended and Restated Trust Agreement by and among Cantor Fitzgerald Income Trust Operating Partnership, L.P, and CF Net Lease Portfolio Manager IV, LLC (incorporated by reference to Exhibit 10.2 of the Company's Form 8-K filed on November 30, 2021)

10.29

Purchase and Sale Agreement by and between SE Columbus AM, LLC and CIFM Acquisitions, LLC, dated as of February 15, 2022, as amended on February 25, 2022 (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q filed on May 16, 2022)

10.30

Agreement to Purchase Apartments by and between Hilltop Conroe, LP and CFIM Acquisitions, LLC dated March 2, 2022 (incorporated by reference to Exhibit 10.31 to the Company's Post-Effective Amendment No.2 filed on July 13, 2022

10.31

Second Amendment to Credit Agreement, dated as of January 26, 2023, among Cantor Fitzgerald Income Trust Operating Partnership, L.P., Cantor Fitzgerald Income Trust, Inc., certain subsidiary guarantors, the lenders party thereto and Citizens Bank, N.A. as administrative agent (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the SEC on May 12, 2023)

10.32

Third Amendment to the Credit Agreement, dated as of September 29, 2023, by and among Cantor Fitzgerald Income Trust Operating Partnership, L.P., Cantor Fitzgerald Income Trust, Inc., certain subsidiary guarantors, the lenders party thereto and Citizens Bank, N.A. as administrative agent (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed with the SEC on November 14, 2023)

21.1*	Subsidiaries of the Company
24	Power of Attorney (incorporated by reference to Exhibit 24 to the Company's Form S-11 filed on August 9, 2024)
31.1*	Certification by the Chief Executive Officer pursuant to 17 CFR 240.13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification by the Chief Financial Officer pursuant to 17 CFR 240.13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*

Written statements of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*

The following materials from Cantor Fitzgerald Income Trust, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2023 are formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Changes in Equity; (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

CANTOR FITZGERALD INCOME TRUST, INC.

Date: March 28, 2024	By:	/s/ Howard W. Lutnick
Howard W. Lutnick
Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Howard W. Lutnick and Paul M. Pion, and each of them severally, his true and lawful attorney-in-fact with power of substitution and re-substitution to sign in his name, place and stead, in any and all capacities, to do any and all things and execute any and all instruments that such attorney may deem necessary or advisable under the Securities Exchange Act of 1934 and any rules, regulations and requirements of the U.S. Securities and Exchange Commission in connection with this Annual Report on Form 10-K and any and all amendments hereto, as fully for all intents and purposes as he might or could do in person, and hereby ratifies and confirms all said attorneys-in-fact and agents, each acting alone, and his substitute or substitutes, may lawfully do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Howard W. Lutnick	Chief Executive Officer and Chairman of the Board of Directors	March 28, 2024
Howard W. Lutnick	(Principal Executive Officer)

/s/ Paul M. Pion	Chief Financial Officer	March 28, 2024
Paul M. Pion	(Principal Financial Officer and Principal Accounting Officer)

/s/ Arthur F. Backal	Director	March 28, 2024
Arthur F. Backal

/s/ John M. Matteson	Director	March 28, 2024
John M. Matteson

/s/ Dean Palin	Director	March 28, 2024
Dean Palin

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 31, 2023 and December 31, 2022	F-4

Consolidated Statements of Operations for the Years Ended December 31, 2023 and December 31, 2022	F-5

Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2023 and December 31, 2022	F-6

Consolidated Statements of Changes in Equity for the Years Ended December 31, 2023 and December 31, 2022	F-7

Consolidated Statements of Cash Flows for the Years Ended December 31, 2023 and December 31, 2022	F-8

Notes to Consolidated Financial Statements	F-9
Financial Statement Schedule:
Schedule III - Real Estate and Accumulated Depreciation as of December 31, 2023	F-45
Financial statement schedules other than those listed are omitted as they are not applicable or the required or equivalent has been included in the consolidated financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Cantor Fitzgerald Income Trust, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cantor Fitzgerald Income Trust, Inc. (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for each of the two years in the period ended December 31, 2023, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

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

For the year ending December 31, 2023, the Company acquired properties for an aggregate purchase price of $40,500,000. As described in Note 2, Note 3 and Note 4 to the consolidated financial statements, the Company allocates the purchase price to acquired tangible assets, consisting of land, buildings and improvements, and to identified intangible assets and liabilities, consisting of the value of above-market leases, below-market leases, and in-place leases, based in each case on their respective fair values. The assumptions used in the allocation of purchase price for investments in real estate, include current market rental rates, rental growth rates, capitalization and discount rates, interest rates and other variables which require significant judgment.

Auditing the allocation of the purchase price of the tangible and intangible assets and liabilities acquired of the Company’s investment in real estate was complex because of the highly judgmental nature and sensitivity of the assumptions used in the valuation model. These assumptions were calculated and applied to each newly acquired property.

How We Addressed the Matter in Our Audit

To test the judgment used by management in determining the assumptions used in measuring the fair value of the tangible and identified intangible assets and liabilities, among other procedures, we involved valuation specialists to evaluate the methodology applied by management in determining the fair value. To assess the significant assumptions used by management, on a sample basis we obtained and evaluated the third-party purchase price allocation reports, analyzed the reasonableness of the assumptions used by management, such as current market rental rates, rental growth rates, capitalization and discount rates, interest rates and other variables to external market sources, and considered such sources to identify potential sources of contrary information.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2016.

New York, New York

March 28, 2024

CANTOR FITZGERALD INCOME TRUST, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2023	December 31, 2022
Assets
Investment in real estate, net of accumulated depreciation of $62,780,887 and $38,540,964, respectively	$941,343,574	$922,493,164
Cash and cash equivalents	30,386,460	27,642,348
Restricted cash	9,506,260	10,891,073
Investments in real estate-related assets	30,290,674	30,622,470
Investment in debt securities, at fair value	9,219,200	—
Intangible assets, net of accumulated amortization of $34,745,510 and $23,812,044, respectively	75,201,703	85,131,169
Operating lease right-of-use asset	16,297,074	16,383,138
Derivative assets, at fair value	7,556,416	9,020,255
Prepaid expenses and other assets	12,125,637	9,925,732
Deferred rent receivable	11,575,495	9,251,165
Due from related party	—	576,257
Total assets	$1,143,502,493	$1,121,936,771
Liabilities and Equity
Liabilities
Loans payable, net of deferred financing costs of $4,598,656 and $4,927,048, respectively	$529,169,778	$461,841,386
Intangible liabilities, net of accumulated amortization of $5,897,213 and $3,914,404, respectively	19,289,099	21,271,908
Operating lease liability	16,297,074	16,383,138
Distributions payable	1,931,977	6,849,076
Restricted reserves	10,716,532	7,850,305
Due to related parties	5,776,223	6,496,398
Deferred revenue	1,937,965	1,233,788
Accrued interest payable	1,932,231	1,649,465
Accounts payable and accrued expenses	4,945,235	3,031,670
Total liabilities	591,996,114	526,607,134
Commitments and contingencies (Note 13)
Stockholders' equity
Controlling interest
Preferred stock, $0.01 par value per share, 50,000,000 shares authorized, and 0 issued and outstanding at each December 31, 2023 and December 31, 2022	—	—
Class AX common stock, $0.01 par value per share, 10,000,000 shares authorized, and 3,848,941 and 3,864,320 issued and outstanding at December 31, 2023 and December 31, 2022, respectively	38,489	38,643
Class TX common stock, $0.01 par value per share, 5,000,000 shares authorized, and 178,873 and 719,803 issued and outstanding at December 31, 2023 and December 31, 2022, respectively	1,789	7,198
Class IX common stock, $0.01 par value per share, 5,000,000 shares authorized, and 1,178,536 and 1,222,180 issued and outstanding at December 31, 2023 and December 31, 2022, respectively	11,785	12,222
Class T common stock, $0.01 par value per share, 100,000,000 shares authorized, and 1,462,448 and 1,280,789 issued and outstanding at December 31, 2023 and December 31, 2022, respectively	14,626	12,809
Class S common stock, $0.01 par value per share, 20,000,000 shares authorized, and 7,086 and 6,910 issued and outstanding at December 31, 2023 and December 31, 2022, respectively	71	69
Class D common stock, $0.01 par value per share, 60,000,000 shares authorized, and 644,697 and 531,864 issued and outstanding at December 31, 2023 and December 31, 2022, respectively	6,447	5,318
Class I common stock, $0.01 par value per share, 200,000,000 shares authorized, and 7,313,276 and 7,582,500 issued and outstanding at December 31, 2023 and December 31, 2022, respectively	73,133	75,825
Additional paid-in capital	376,712,427	389,390,600
Retained earnings/accumulated deficit and cumulative distributions	(85,445,999)	(55,143,655)
Accumulated other comprehensive income/(loss)	755,642	902,026
Total controlling interest	292,168,410	335,301,055
Non-controlling interests in subsidiaries	259,337,969	260,028,582
Total stockholders' equity	551,506,379	595,329,637
Total liabilities and stockholders' equity	$1,143,502,493	$1,121,936,771

The accompanying notes are an integral part of these consolidated financial statements

CANTOR FITZGERALD INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the	For the
	Year Ended	Year Ended
	December 31, 2023	December 31, 2022
Revenues:
Rental revenues	$70,847,944	$58,158,010
Preferred return income	980,258	967,092
Income from mezzanine loan investment	1,045,665	1,031,618
Other property operating revenues	17,756,568	12,686,416
Total revenues	90,630,435	72,843,136
Operating expenses (income):
General and administrative expenses	5,149,295	5,782,392
Depreciation and amortization	34,950,212	32,970,085
Management fees	7,100,896	5,690,513
Property operating expenses	33,815,078	22,844,882
Total operating expenses	81,015,481	67,287,872
Other income (expense):
Income/(loss) from investments in real estate-related assets	149,976	(475,390)
Interest income	1,062,009	183,934
Net gain from investment in debt securities, at fair value	603,169	—
Interest expense	(22,778,647)	(16,672,076)
Total other income (expense)	(20,963,493)	(16,963,532)
Net income (loss)	(11,348,539)	(11,408,268)
Net income (loss) attributable to non-controlling interest	(4,458,666)	(6,396,047)
Net income (loss) attributable to common stockholders	$(6,889,873)	$(5,012,221)
Weighted average shares outstanding	15,541,234	13,167,528
Net income (loss) per common share - basic and diluted	$(0.44)	$(0.38)

The accompanying notes are an integral part of these consolidated financial statements.

CANTOR FITZGERALD INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the	For the
	Year Ended	Year Ended
	December 31, 2023	December 31, 2022
Net income (loss)	$(11,348,539)	$(11,408,268)
Other comprehensive income (loss)
Unrealized gain (loss) on derivative instruments	(1,463,840)	9,177,964
Comprehensive income (loss)	(12,812,379)	(2,230,304)
Amounts attributable to noncontrolling interests
Net income (loss)	(4,458,666)	(6,396,047)
Unrealized gain (loss) on derivative instruments	(1,317,456)	8,260,168
Comprehensive income (loss) attributable to noncontrolling interests	(5,776,122)	1,864,121
Comprehensive income (loss) attributable to common stockholders	$(7,036,257)	$(4,094,425)

The accompanying notes are an integral part of these consolidated financial statements.

CANTOR FITZGERALD INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Controlling Interest
																Retained Earnings/
	Common Stock														Additional	Accumulated Deficit and	Accumulated Other	Non-	Total
	Class AX		Class TX		Class IX		Class I		Class T		Class D		Class S		Paid-In	Cumulative	Comprehensive	controlling	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Distributions	Income/(loss)	interest	Equity
Balance as of January 1, 2022	3,441,219	$34,412	1,319,066	$13,191	1,203,025	$12,030	2,707,306	$27,073	555,074	$5,551	275,596	$2,756	4,362	$44	$238,954,331	$(30,111,852)	$(15,771)	$145,019,828	$353,941,593
Common stock issued (transferred)	539,940	5,399	(540,352)	(5,404)	—	—	4,885,887	48,859	730,867	7,309	281,343	2,813	2,517	25	154,930,102	—	—	—	154,989,103
Common stock repurchased	(197,624)	(1,976)	(79,335)	(793)	(6,722)	(67)	(87,524)	(875)	(15,029)	(150)	(32,152)	(322)	—	—	(11,040,908)	—	—	—	(11,045,091)
Distribution reinvestment	80,785	808	20,424	204	25,877	259	76,831	768	9,877	99	7,077	71	31	—	5,782,226	—	—	—	5,784,435
Offering costs, commissions and fees	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,426,578)	—	—	—	(2,426,578)
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(5,012,221)	—	(6,396,047)	(11,408,268)
Distributions declared on common stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(20,019,582)	—	—	(20,019,582)
Designated derivatives, fair value adjustments	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	917,797	8,260,167	9,177,964
Acquired or syndicated ownership interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	3,191,427	—	—	—	3,191,427
Non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	113,144,634	113,144,634
Balance as of December 31, 2022	3,864,320	$38,643	719,803	$7,198	1,222,180	$12,222	7,582,500	$75,825	1,280,789	$12,809	531,864	$5,318	6,910	$69	$389,390,600	$(55,143,655)	$902,026	$260,028,582	$595,329,637

	Controlling Interest
																Retained Earnings/
	Common Stock														Additional	Accumulated Deficit and	Accumulated Other	Non-	Total
	Class AX		Class TX		Class IX		Class I		Class T		Class D		Class S		Paid-In	Cumulative	Comprehensive	controlling	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Distributions	Income/(loss)	interest	Equity
Balance as of January 1, 2023	3,864,320	$38,643	719,803	$7,198	1,222,180	$12,222	7,582,500	$75,825	1,280,789	$12,809	531,864	$5,318	6,910	$69	$389,390,600	$(55,143,655)	902,026	$260,028,582	$595,329,637
Common stock issued (transferred)	510,829	5,108	(511,466)	(5,114)	—	—	1,226,608	12,267	310,652	3,107	158,509	1,586	939	10	44,594,172	—	—	—	44,611,136
Common stock repurchased	(613,665)	(6,137)	(39,008)	(390)	(68,785)	(688)	(1,606,569)	(16,066)	(151,122)	(1,511)	(56,523)	(565)	(880)	(9)	(63,258,146)	—	—	—	(63,283,512)
Distribution reinvestment	87,457	875	9,544	95	25,141	251	110,737	1,107	22,129	221	10,847	108	117	1	6,778,114	—	—	—	6,780,772
Offering costs, commissions and fees	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(792,313)	—	—	—	(792,313)
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(6,889,873)	—	(4,458,666)	(11,348,539)
Distributions declared on common stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(23,412,471)	—	—	(23,412,471)
Designated derivatives, fair value adjustments	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(146,384)	(1,317,456)	(1,463,840)
Non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	5,085,509	5,085,509
Balance as of December 31, 2023	3,848,941	$38,489	178,873	$1,789	1,178,536	$11,785	7,313,276	$73,133	1,462,448	$14,626	644,697	$6,447	7,086	$71	$376,712,427	$(85,445,999)	$755,642	$259,337,969	$551,506,379

The accompanying notes are an integral part of these consolidated financial statements.

CANTOR FITZGERALD INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the	For the
	Year Ended	Year Ended
	December 31,	December 31,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$(11,348,539)	$(11,408,268)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	35,951,614	33,775,679
(Gain)/loss from investments in real estate-related assets	(149,976)	475,390
Amortization of above-market lease intangibles	196,378	196,378
Amortization of below-market lease intangibles	(1,956,010)	(1,685,860)
Unrealized gain from investment in debt securities	(454,124)	—
Changes in assets and liabilities:
Proceeds from investments in real estate-related assets	481,772	360,466
(Increase) in deferred rent receivable	(2,324,330)	(3,534,790)
Decrease in accrued preferred return receivable	—	81,018
Decrease in accrued income from mezzanine loan investment	—	72,498
(Increase) in due from related party	—	(160,422)
(Increase) in prepaid expenses and other assets	(2,199,905)	(4,224,009)
(Decrease)/increase in due to related parties	(955)	4,577,069
Increase/(decrease) in deferred revenue	704,177	(170,882)
Increase in restricted reserves	2,866,227	3,917,677
(Decrease)/increase in accounts payable and accrued expenses	(1,186,876)	89,001
(Decrease) in distribution payable	—	(410,919)
Increase in accrued interest payable	282,766	847,179
Net cash provided by operating activities	20,862,219	22,797,205
Cash flows from investing activities:
Acquisition of real estate	(2,507,101)	(112,626,398)
Purchase of investment in debt securities	(8,765,076)	—
Cash used in investing activities	(11,272,177)	(112,626,398)
Cash flows from financing activities:
Borrowings and paydowns under credit facility	44,500,000	(8,850,000)
Proceeds from issuance of common stock, net	42,911,360	153,477,026
Distributions	(21,548,798)	(18,159,796)
Payments for redemptions of common stock	(59,418,571)	(8,937,536)
Non-controlling interest distributions	(14,001,724)	(9,450,480)
Syndicated ownership interest	—	3,191,427
Payment of deferred financing costs	(673,010)	(1,934,171)
Net cash (used in)/provided by financing activities	(8,230,743)	109,336,470
Net increase in cash and cash equivalents and restricted cash	1,359,299	19,507,277
Cash and cash equivalents and restricted cash, at beginning of period	$38,533,421	$19,026,144
Cash and cash equivalents and restricted cash, at end of period	$39,892,720	$38,533,421
Reconciliation of cash and cash equivalents and restricted cash
Cash and cash equivalents	$30,386,460	$27,642,348
Restricted cash	9,506,260	10,891,073
Total cash and cash equivalents and restricted cash	$39,892,720	$38,533,421
Supplemental disclosure of cash flow information:
Cash paid for interest	$20,482,999	$16,610,576
Non-cash investing and financing activities:
Distribution reinvestment	$6,780,772	$5,784,435
Distributions payable	$1,922,447	$948,895
Assumption of loans payable in conjunction with acquisitions of real estate	$22,500,000	$115,731,250
Acquired non-controlling interests	$19,087,232	$132,570,081
The accompanying notes are an integral part of these consolidated financial statements.

CANTOR FITZGERALD INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Organization and Business Purpose

Cantor Fitzgerald Income Trust, Inc., formerly known as Rodin Global Property Trust, Inc. (the “Company”) was formed on February 2, 2016 as a Maryland corporation that has elected and qualified to be taxed as a real estate investment trust (“REIT”) for United States (“U.S.”) federal income tax purposes beginning with the taxable year ending December 31, 2017. The Company’s consolidated financial statements include Cantor Fitzgerald Income Trust Operating Partnership, L.P., formerly known as Rodin Global Property Trust Operating Partnership, L.P. (the “Operating Partnership”) and its operating subsidiaries. Substantially all of the Company’s business is conducted through the Operating Partnership, a Delaware limited partnership formed on February 11, 2016. The Company is the sole general and a limited partner of the Operating Partnership. Unless the context otherwise requires, the “Company” refers to the Company and the Operating Partnership. The Company currently operates its business in one reportable segment, which focuses on investing in and managing income-producing commercial properties and multifamily properties, as well as other real estate-related assets.

On February 2, 2016, the Company was capitalized with a $200,001 investment by the Company’s sponsor, Cantor Fitzgerald Investors, LLC (“CFI”) through the purchase of 8,180 Class A shares. In addition, a wholly owned subsidiary of CFI, Cantor Fitzgerald Income Trust OP Holdings, LLC, formerly known as Rodin Global Property Trust OP Holdings, LLC, (the “Special Unit Holder”), has invested $1,000 in the Operating Partnership and has been issued a special class of limited partnership units (“Special Units”), which is recorded as a non-controlling interest on the consolidated balance sheet as of December 31, 2023. The Company registered with the Securities and Exchange Commission (“SEC”) an offering of up to $1.25 billion in shares of common stock, consisting of up to $1.0 billion in shares in the Company’s primary offering (the “Primary Offering”) and up to $250 million in shares pursuant to its distribution reinvestment plan (the “DRP”, and together with the Primary Offering, the “Initial Offering”). On May 18, 2017, the Company satisfied the minimum offering requirement as a result of CFI’s purchase of $2.0 million in Class I shares (the “Minimum Offering Requirement”). On March 20, 2020, the Company filed a registration statement on Form S-11 with the SEC for a proposed second public offering (the “Follow-On Offering”). Subsequently, on July 31, 2020, the Company terminated the Primary Offering but is continuing to offer up to $50.0 million of common stock pursuant to the DRP. On August 10, 2020, the SEC declared the Follow-On Offering effective. In the Follow-On Offering, the Company was offering up to $1 billion in shares of common stock in a primary offering on a best efforts basis and $250 million in shares of common stock to be issued pursuant to the DRP. On July 30, 2020, the Company, amended its charter (as amended, the “Charter”) to redesignate its currently issued and outstanding Class A shares of common stock, Class T shares of common stock and Class I shares of common stock as “Class AX Shares,” “Class TX Shares” and “Class IX Shares,” respectively. In addition, on July 30, 2020, as set forth in the Charter, the Company has reclassified the authorized but unissued portion of its common stock into four additional classes of common stock: Class T Shares, Class S Shares, Class D Shares, and Class I Shares. The Class AX shares, Class TX shares and Class IX shares generally have the same rights, including voting rights, as the Class T shares, Class S shares, Class D shares and Class I shares that the Company is offering pursuant to the Follow-On Offering. On August 9, 2023, the Company filed a registration statement on Form S-11 with the SEC for a proposed third public offering (the "Third Offering"), which was declared effective on February 7, 2024. In the Third Offering, the Company is offering up to $1 billion in shares of common stock in a primary offering on a best efforts basis and $250 million in shares of common stock to be issued pursued to a distribution reinvestment plan (Refer to Note 9 – Stockholders’ Equity).

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

As of December 31, 2023, the Company owned the following investments:

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
•
An acre of land located in Greenfield, IN (the "Mount Comfort Land").
•
A controlling interest of (5%) in a Delaware Statutory Trust, CF Pearland Multifamily DST (the "Pearland DST"), which owns a multifamily residential property in Pearland, TX (the "Pearland Property").
•
An investment in $7,500,000 of investment-grade rated (BBB/Fitch; BBB/Kroll) Class D BMO 2023-5C1 commercial mortgage-backed securities ("CMBS") with a 4.00% coupon. The Company paid $0.69 on the dollar for the securities.
•
An investment in $5,060,000 of investment-grade rated (BBB/Fitch; BBB/Kroll) Class D BMO 2023-5C2 CMBS with a 5.00% coupon. The Company paid $0.70 on the dollar for the securities.

The Company is externally managed by Cantor Fitzgerald Income Advisors, LLC, formerly known as Rodin Global Property Advisors, LLC (the “Advisor”), a Delaware limited liability company and wholly owned subsidiary of CFI. CFI is a wholly owned subsidiary of CFIM Holdings, LLC, which is a wholly owned subsidiary of Cantor Fitzgerald, L.P. (“CFLP”).

CANTOR FITZGERALD INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 – Summary of Significant Accounting Policies

Other than the following, during the year ended December 31, 2023, there were no significant changes made to the Company’s significant accounting policies.

Current Expected Credit Losses (“CECL”)

The Company adopted ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326)—Measurement of Credit Losses on Financial Instruments, and related amendments on January 1, 2023. In accordance with the guidance in ASC Topic 326, the Company presents its financial assets that are measured at amortized cost, net of an allowance for credit losses, which represents the amount expected to be collected over their estimated life. Expected credit losses for newly recognized financial assets carried at amortized cost, as well as changes to expected lifetime credit losses during the period, are recognized in earnings. The CECL methodology represents a significant change from prior U.S. GAAP and replaced the prior multiple impairment methods, which generally required that a loss be incurred before it was recognized. Within the life cycle of a loan or other financial asset in scope, the methodology generally results in the earlier recognition of the provision for credit losses and the related allowance for credit losses than under prior U.S. GAAP. The CECL methodology’s impact on expected credit losses, among other things, reflects the Company’s view of the current state of the economy, forecasted macroeconomic conditions and the Company’s portfolios.

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

The Company evaluates all of its investments in real estate-related assets to determine if they are VIEs utilizing judgments and estimates that are inherently subjective. If different judgments or estimates were used for these evaluations, it could result in differing conclusions

CANTOR FITZGERALD INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

as to whether or not an entity is a VIE and whether or not to consolidate such entity. As of December 31, 2023, and December 31, 2022, the Company concluded that it had investments in VIEs. Refer to Note 11 – Variable Interest Entities for additional information.

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

Deferred Rent Receivable

Deferred rent receivable represents rent earned in excess of rent received as a result of straight-lining rents over the terms of the leases on the FM Property, the CO Property, the Lewisville Property, the SF Property, the Buchanan Property, the DST, the Madison Ave Property, the Valencia Property, the De Anza Property, the Fisher Road Property, the ON3 Property, and the Mount Comfort Land in accordance with ASC Topic 842, Leases. As of December 31, 2023 and December 31, 2022, Deferred rent receivable was $11,575,495 and $9,251,165, respectively.

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

CANTOR FITZGERALD INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate assets may not be recoverable. Impairment indicators that the Company considers include, but are not limited to, bankruptcy or other credit concerns of a property’s major tenant, such as a history of late payments, rental concessions and other factors, a significant decrease in a property’s revenues due to lease terminations, vacancies, co-tenancy clauses, reduced lease rates or other circumstances. When indicators of potential impairment are present, the Company assesses the recoverability of the assets by determining whether the carrying amount of the assets will be recovered through the undiscounted future cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying amount, the Company will adjust the real estate assets to their respective fair values and recognize an impairment loss. Generally, fair value is determined using a discounted cash flow analysis and recent comparable sales transactions. As of December 31, 2023 and December 31, 2022, no impairment losses have been identified.

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

Mezzanine loan investments are considered credit impaired when, based on current information and events, and reasonable and supportable forecasts, that the Company will not be able to collect principal and income from mezzanine loan amounts due according to the contractual terms. The Company assesses the credit quality of the portfolio and adequacy of loss reserves on a periodic basis. Significant judgment of management is required in this analysis. The Company considers the estimated net recoverable value of the mezzanine loan investment as well as other factors, including but not limited to the fair value of any collateral, the amount and the status of any senior debt, the quality and financial condition of the borrower and the competitive situation of the area where the underlying collateral is located. Because this determination is based on projections of future economic events, which are inherently subjective, the amount ultimately realized may differ materially from the carrying value as of the balance sheet date. If upon completion of the assessment, the estimated fair value of the underlying collateral is less than the net carrying value of the mezzanine loan investment, a loss reserve is recorded with a corresponding charge to provision for losses. The CECL reserve for each mezzanine loan investment is maintained at a level that is determined to be adequate by management to absorb expected credit losses.

Income recognition is suspended for a mezzanine loan investment at the earlier of the date at which payments become 90-days past due or when, in the opinion of management, a full recovery of income and principal becomes doubtful. When the ultimate collectability of the principal of an impaired mezzanine loan investment is in doubt, all payments are applied to principal under the cost recovery method. When the ultimate collectability of the principal of an impaired mezzanine loan investment is not in doubt, contractual income from mezzanine loan is recorded as income from mezzanine loan when received, under the cash basis method until an accrual is resumed when the mezzanine loan investment becomes contractually current and performance is demonstrated to be resumed. A mezzanine loan investment is written off when it is no longer realizable and/or legally discharged. Pursuant to the adoption of the CECL accounting standards, the Company has made an accounting policy election not to measure an allowance for credit losses on accrued interest receivable amounts as the Company writes-off the uncollectible accrued interest receivable balance in a timely manner. As of December 31, 2023 and December 31, 2022, no credit impairment losses have been identified.

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

Income recognition is suspended for a preferred equity investment at the earlier of the date at which payments become 90-days past due or when, in the opinion of management, a full recovery of income and principal becomes doubtful. When the ultimate collectability of the principal of an impaired preferred equity investment is in doubt, all payments are applied to principal under the cost recovery method. When the ultimate collectability of the principal of an impaired preferred equity investment is not in doubt, contractual preferred return income is recorded as preferred return income when received, under the cash basis method until an accrual is resumed when the preferred return investment becomes contractually current and performance is demonstrated to be resumed. A preferred return investment is written off when it is no longer realizable and/or legally discharged. Pursuant to the adoption of the CECL accounting standards, the Company has made an accounting policy election not to measure an allowance for credit losses on accrued interest receivable amounts as the Company writes-off the uncollectible accrued interest receivable balance in a timely manner. As of December 31, 2023 and December 31, 2022, no credit impairment losses have been identified.

Unconsolidated Equity Method Investments

The Company performs consolidation analysis in accordance with ASC Topic 810, Consolidation, as described in the “Variable Interest Entities” section of this Note 2. The Company has determined, as a result of its analysis, that it is not the primary beneficiary of its investment in the Station DST, and therefore has not consolidated the entity. The Company has accounted for its investment in the Station DST, which is controlled and managed by CFI, under the equity method of accounting, and included within Investments in real estate-related assets on the Company’s consolidated balance sheet. In accordance with ASC Topic 323, Investments-Equity Method and Joint Ventures, the Company is able to exercise significant influence over this investee. Under the equity method, the investment is adjusted each period for capital contributions and distributions and its share of the entity’s net income (loss). Capital contributions, distributions and net income (loss) of such entity is recorded in accordance with the terms of the governing documents. An allocation of net income (loss) may differ from the stated ownership percentage interest in such entity as a result of preferred returns and allocation formulas, if any, as described in such governing documents. Investments in real estate-related assets are periodically reviewed for impairment based on projected cash flows from the underlying investment. If an impairment is identified, the carrying value of the investment will be reduced to the anticipated recoverable amount. As of December 31, 2023 and December 31, 2022, no impairment has been identified.

Investments in Debt Securities, at Fair Value

Commercial Mortgage-Backed Securities

As of December 31, 2023, the Company's investment in debt securities consisted of CMBS, which are securities backed by one or more mortgage loans secured by real estate assets, corporate bonds, term loans, mezzanine loans, and other debt issued by real estate-related companies or secured by real estate assets. These financial instruments are reported at fair value. CMBS debt securities are presented at fair value in the Company’s consolidated balance sheets. Interest income and changes in fair value of these debt securities are recognized as net gains (losses) from investment in debt securities in the Company’s consolidated statements of operations. During the year ended December 31, 2023, the Company recognized a net gain of $603,169 on these securities. The Company generally determines the fair value of its investments in debt securities by utilizing third-party pricing service providers whenever available.

In determining the fair value of a particular investment, pricing service providers may use broker-dealer quotations, reported trades or valuation estimates from their internal pricing model to determine the reported price. The pricing service providers' internal models for securities such as real estate debt generally consider the attributes applicable to a particular class of the security (e.g., credit rating, seniority), current market data, and estimated cash flows for each security, and collateral performance, as applicable. Refer to Note 7 – Investment in Debt Securities, at fair value and Note 14 – Fair Value Measurement for additional information.

As of December 31, 2022, the Company had no investment in debt securities.

CANTOR FITZGERALD INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred Financing Costs

Costs incurred in connection with obtaining financing are capitalized and amortized over the term of the related loan on a straight-line basis, which approximates the effective interest method. The carrying value of the deferred financing costs as of December 31, 2023 and December 31, 2022 was $4,598,656 and $4,927,048, respectively, which is net of accumulated amortization of $2,295,932 and $1,294,530, respectively, and recorded as an offset to the related debt. For the years ended December 31, 2023 and December 31, 2022, amortization of deferred financing costs was $1,001,402 and $805,593, respectively, and is included in Interest expense on the accompanying consolidated statements of operations.

Revenue Recognition

Rental revenue is recognized on a straight-line basis over the life of the respective leases.

Preferred return income from the Company’s preferred equity investment is recognized when earned and accrued based on the outstanding investment balance.

Income from mezzanine loan investment is recognized when earned and accrued based on the outstanding loan balance.

Income from CMBS is recognized on an accrual basis along with any changes in the fair value. The changes in fair value are reflected as an adjustment to net gain from investment in debt securities. Refer to Note 7 – Investment in Debt Securities, at fair value for additional information.

Other Property Operating Revenues

Other property operating revenues include tenant reimbursement income and revenues received from tenants to cover utilities and other amenities. The tenant reimbursement income is derived from certain property operating expenses, including real estate taxes and insurance, among others, which are paid by the Company and are reimbursed by the tenants of the Company’s properties pursuant to the terms of the respective leases. These reimbursements and other revenues received from tenants are reflected as Other property operating revenues in the accompanying consolidated statements of operations, which, for the year ended December 31, 2023 and December 31, 2022 was $17,756,568 and $12,686,416, respectively.

Property Operating Expenses

Certain property operating expenses, including real estate taxes and insurance, among others, are paid by the Company and may be reimbursed by the tenants of the Company’s properties pursuant to the terms of the respective leases. These expenses incurred are reflected as Property operating expenses in the accompanying consolidated statements of operations, which for the year ended December 31, 2023 and December 31, 2022 was $33,815,078 and $22,844,882, respectively.

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

Deferred Revenue

Deferred revenue represents unearned rent received in advance from tenants at certain of the Company’s properties, which at December 31, 2023 and December 31, 2022 were $1,937,965 and $1,233,788, respectively.

Distribution Payable

Distribution payable is comprised of amounts of distributions declared by the Company but not yet paid and accrued distributions relating to the Performance Participation Allocation (as defined below in Note 9 – Stockholder’s Equity).

Also included within distribution payable is $9,530 due to certain specific affiliates, including the Sponsor, who are entitled to distributions based on their indirect equity interest in the Summerfield DST (as further described in Note 10 – Related Party Transactions). As of December 31, 2023, return of capital distributions were and are derived from net escrow break proceeds from the syndication of the Summerfield DST beneficial interest offering, with the related proceeds held and reported in cash and cash equivalents on the accompanying consolidated balance sheet.

As of December 31, 2023 and December 31, 2022 the aggregate total amount of distribution payable reported by the Company were $1,931,977 and $6,849,076, respectively.

Restricted Reserves

Restricted reserves are comprised of amounts received from tenants at certain of the Company’s properties for recoverable property operating expenses to be paid by the Company on behalf of the tenants, pursuant to the terms of the respective lease arrangements, which at December 31, 2023 and December 31, 2022 was $10,716,532 and $7,850,305, respectively.

Due to Related Parties

Due to related parties is comprised of amounts contractually owed by the Company for various services provided to the Company from related parties, which at December 31, 2023 and December 31, 2022 were $5,776,223 and $6,496,398, respectively (See Note 10 – Related Party Transactions).

Organization and Offering Costs

The Advisor has agreed to pay, on behalf of the Company, all organizational and offering costs (including legal, accounting, and other costs attributable to the Company’s organization and offering, but excluding upfront selling commissions, dealer manager fees and distribution fees) (“O&O Costs”) through the first anniversary of the date on which the Company satisfied the Minimum Offering Requirement, which was May 18, 2018 (the “Escrow Break Anniversary”). After the Escrow Break Anniversary, the Advisor, in its sole discretion, may pay some or all of the additional O&O Costs incurred, but is not required to do so. To the extent the Advisor pays such additional O&O Costs, the Company is obligated to reimburse the Advisor subject to the 1% Cap (as defined below). Following the Escrow Break Anniversary, the Company began reimbursing the Advisor for payment of O&O Costs on a monthly basis, which continued through the period ended May 18, 2021; provided, however, that the Company was not obligated to pay any amounts that as a result of such payment would cause the aggregate payments for O&O Costs (less selling commissions, dealer manager fees and distribution fees) paid to the Advisor to exceed 1% of gross proceeds from all the Company’s public offerings (the “1% Cap”), as of such payment date. Any amounts not reimbursed in any period are included in determining any reimbursement liability for a subsequent period. As of December 31, 2023, the Advisor has continued to pay all O&O Costs on behalf of the Company.

As of December 31, 2023 and December 31, 2022, the Advisor has incurred O&O Costs on the Company’s behalf of $13,747,936 and $12,613,362, respectively. As of December 31, 2023, the Company satisfied its obligation to reimburse the Advisor for O&O Costs. As of December 31, 2022, the Company was obligated to reimburse the Advisor for O&O Costs in the amount of $61,210, which is included within Due to related parties in the accompanying consolidated balance sheets. As of both December 31, 2023 and December 31, 2022, organizational costs of $90,675 were expensed, and offering costs of $3,978,102 and $3,811,650, respectively, were charged to

CANTOR FITZGERALD INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

stockholders’ equity. As of December 31, 2023 and December 31, 2022, the Company has made reimbursement payments of $4,068,777 and $3,841,115, respectively, to the Advisor for O&O Costs incurred.

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

Earnings Per Share

Basic net income (loss) per share of common stock is determined by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is determined by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period, including common stock equivalents. As of December 31, 2023 and December 31, 2022, there were no material common stock equivalents that would have a dilutive effect on net income (loss) per share for common stockholders. All classes of common stock are allocated net income (loss) at the same rate per share.

For the years ended December 31, 2023 and December 31, 2022, basic and diluted net loss per share was $(0.44) and $(0.38), respectively.

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires financial assets that are measured at amortized cost to be presented, net of an allowance for credit losses, at the amount expected to be collected over their estimated life. Expected credit losses for newly recognized financial assets, as well as changes to credit losses during the period, are recognized in earnings. For certain purchased financial assets with deterioration in credit quality since origination (“PCD assets”), the initial allowance for expected credit losses will be recorded as an increase to the purchase price. Expected credit losses, including losses on off-balance-sheet exposures such as lending commitments, will be measured based on historical experience, current conditions and reasonable and supportable forecasts that affect the collectability of the reported amount. In November 2018, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, to clarify that operating lease receivables accounted for under ASC 842, Leases, are not in the scope of the new credit losses guidance, and, instead, impairment of receivables arising from operating leases should be accounted for in accordance with ASC 842, Leases. In April 2019, the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. The ASU makes changes to the guidance introduced or amended by ASU No. 2016-13 to clarify the scope of the credit losses standard and address guidance related to accrued interest receivable balances, recoveries, variable interest rates and prepayments, among other issues. The ASU also amends guidance in ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, and ASU No. 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. With respect to amendments to ASU No. 2017-12, the guidance addresses partial-term fair value hedges, fair value hedge basis adjustments, and certain transition requirements, along with other issues. In addition, in May 2019, the FASB issued ASU No. 2019-05, Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief. The amendments in this ASU allow entities, upon adoption of ASU No. 2016-13, to irrevocably elect the fair value option for financial instruments that were previously carried at amortized cost and are eligible for the fair value option under ASC 825-10, Financial Instruments: Overall. In November 2019, the FASB issued ASU No. 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842) Effective Dates. Pursuant to this ASU, the effective date of the new credit losses standard was deferred, and the

CANTOR FITZGERALD INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

new credit impairment guidance became effective for the Company on January 1, 2023. In addition, in November 2019, the FASB issued ASU No. 2019-11, Codification Improvements to Topic 326, Financial Instruments—Credit Losses. The amendments in this ASU require entities to include certain expected recoveries of the amortized cost basis previously written off, or expected to be written off, in the allowance for credit losses for PCD assets; provide transition relief related to troubled debt restructurings; allow entities to exclude accrued interest amounts from certain required disclosures; and clarify the requirements for applying the collateral maintenance practical expedient. The amendments in ASUs No. 2018-19, 2019-04, 2019-05, 2019-10 and 2019-11 are required to be adopted concurrently with the guidance in ASU No. 2016-13. The Company adopted the standards on their required effective date beginning January 1, 2023. The adoption of the new guidance did not have an impact on the Company's consolidated financial statements.

In March 2020, the FASB issued ASU No. 2020-03, Codification Improvements to Financial Instruments. This ASU makes narrow-scope amendments related to various aspects pertaining to financial instruments and related disclosures by clarifying or improving the Codification. Certain guidance became effective for the Company for annual periods beginning January 1, 2020, and the adoption of this guidance did not have a material impact on the Company’s consolidated financial statements. The Company adopted the guidance related to credit losses on the required effective date beginning January 1, 2023. The adoption of the new credit losses guidance did not have an impact on the Company's consolidated financial statements.

In March 2022, the FASB issued ASU No. 2022-02, Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. The guidance is intended to improve the decision usefulness of information provided to investors about certain loan refinancing, restructurings, and write-offs. The standard eliminates the recognition and measurement guidance on TDRs for creditors after they have adopted ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and requires them to make enhanced disclosures about loan modifications for borrowers experiencing financial difficulty. The Company adopted the standard on the required effective date beginning January 1, 2023. The guidance for recognition and measurement of TDRs was applied using a prospective transition method, and the amendments related to disclosures were applied prospectively. The adoption of this guidance did not have an impact on the Company’s consolidated financial statements.

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The guidance is designed to provide relief from the accounting analysis and impacts that may otherwise be required for modifications to agreements (e.g., loans, debt securities, derivatives, and borrowings) necessitated by reference rate reform as entities transition away from LIBOR and other interbank offered rates to alternative reference rates. This ASU also provides optional expedients to enable companies to continue to apply hedge accounting to certain hedging relationships impacted by reference rate reform. Application of the guidance is optional and only available in certain situations. The ASU is effective upon issuance and generally can be applied through December 31, 2022. In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848): Scope. The amendments in this standard are elective and principally apply to entities that have derivative instruments that use an interest rate for margining, discounting, or contract price alignment that is modified as a result of reference rate reform (referred to as the “discounting transition”). The standard expands the scope of ASC 848, Reference Rate Reform and allows entities to elect optional expedients to derivative contracts impacted by the discounting transition. Similar to ASU No. 2020-04, provisions of this ASU are effective upon issuance and generally could be applied through December 31, 2022. During the three months ended June 30, 2023, the Company elected to apply the practical expedients to modifications of qualifying contracts as continuation of the existing contract rather than as a new contract. The adoption of this guidance did not have an impact on the Company’s consolidated financial statements.

New Accounting Pronouncements

In December 2022, the FASB issued ASU No. 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848. ASU No. 2020-04, Reference Rate Reform (Topic 848):Facilitation of the Effects of Reference Rate Reform on Financial Reporting provided optional guidance to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The ASU was effective upon issuance and could be applied through December 31, 2023. Because the current relief in ASC 848, Reference Rate Reform may not cover a period of time during which a significant number of modifications may take place, the amendments in ASU No. 2022-06 defer the sunset date from December 31, 2022 to December 31, 2024, after which entities will no longer be permitted to apply the relief in ASC 848. The ASU is effective upon issuance. Management is currently evaluating the impact of the new standard on the Company's consolidated financial statements.

CANTOR FITZGERALD INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The standard is expected to reduce complexity and improve comparability of financial reporting associated with accounting for convertible instruments and contracts in an entity’s own equity. The ASU also enhances information transparency by making targeted improvements to the related disclosures guidance. Additionally, the amendments affect the diluted EPS calculation for instruments that may be settled in cash or shares and for convertible instruments. The new standard became effective for the Company beginning January 1, 2024, and will be applied using a modified retrospective method of transition. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The standard improves the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice and inconsistency related to the recognition of an acquired contract liability, as well as payment terms and their effect on subsequent revenue recognized by the acquirer. The ASU requires companies to apply guidance in ASC 606, Revenue from Contracts with Customers, to recognize and measure contract assets and contract liabilities from contracts with customers acquired in a business combination, and, thus, creates an exception to the general recognition and measurement principle in ASC 805, Business Combinations. The new standard became effective for the Company beginning January 1, 2024, and will be applied prospectively for business combinations occurring on or after the effective date. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In October 2023, the FASB issued ASU No. 2023-06, Disclosure Improvements—Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative. The standard is expected to clarify or improve disclosure and presentation requirements of a variety of Codification Topics, allow users to more easily compare entities subject to the SEC’s existing disclosures with those entities that were not previously subject to the requirements, and align the requirements in the Codification with the SEC’s regulations. The effective date for the guidance will be the date on which the SEC’s removal of the related disclosure from Regulation S-X or Regulation S-K becomes effective. If by June 30, 2027 the SEC has not removed the applicable requirements from Regulation S-X or Regulation S-K, the pending content of the related amendment will be removed from the Codification and will not become effective for any entity. Management is currently evaluating the impact of the new standard on the Company’s consolidated financial statements.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The guidance was issued in response to requests from investors for companies to disclose more information about their financial performance at the segment level. The ASU does not change how a public entity identifies its operating segments, aggregates them or applies the quantitative thresholds to determine its reportable segments. The standard will require a public entity to disclose significant segment expenses and other segment items on an annual and interim basis, and to provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. Public entities with a single reportable segment will be required to provide the new disclosures and all the disclosures currently required under ASC 280. The new guidance will become effective for the Company’s financial statements issued for annual reporting periods beginning on January 1, 2024 and for the interim periods beginning on January 1, 2025, will require retrospective presentation, and early adoption is permitted. Management is currently evaluating the impact of the new standard on the Company’s consolidated financial statements.

Note 3 – Investment in Real Estate

Investment in real estate, net consisted of the following at December 31, 2023 and December 31, 2022:

	December 31, 2023	December 31, 2022
Building and building improvements	$895,144,029	$855,590,033
Land	108,980,432	105,444,095
Total	1,004,124,461	961,034,128
Accumulated depreciation	(62,780,887)	(38,540,964)
Investment in real estate, net	$941,343,574	$922,493,164

CANTOR FITZGERALD INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2023, the Company owned interests in 19 real properties and a plot of land as described below:

Portfolio	Ownership Percentage	Location	Number of Properties	Square Feet/ Acre	Remaining Lease Term(1)	Annualized Rental Income(3)	Acquisition Date	Purchase Price(4)
Walgreens Grand Rapids ("GR Property")	100%	Grand Rapids, MI	1	14,552	13.6 years(2)	$500,000	July 2017	$7,936,508
Daimler Trucks North America Office Building ("FM Property")	100%	Fort Mill, SC	1	150,164	5.0 years	$2,670,638	February 2018	$40,000,000
Alliance Data Systems Office Building ("CO Property")	100%	Columbus, OH	1	241,493	8.7 years	$3,362,844	July 2018	$46,950,000
Hoya Optical Labs of America ("Lewisville Property")	100%	Lewisville, TX	1	89,473	4.5 years	$937,060	November 2018	$14,120,000
Williams Sonoma Office Building ("SF Property")	75%	San Francisco, CA	1	13,907	0.0 years(6)	$0	September 2019	$11,600,000
Martin Brower Industrial Buildings ("Buchanan Property")	100%	Phoenix, AZ	1	93,302	8.2 years	$1,083,444	November 2019	$17,300,000
Multifamily Residential Property ("Keller Property")	97%	Carrolton, TX	1	255,627	multiple(5)	$5,638,361	February 2021	$56,500,000
Multifamily Residential Property ("Summerfield Property")	25%	Landover, MD	1	452,876	multiple(5)	$10,595,447	March 2021	$115,500,000
Amazon Last Mile Cleveland ("Madison Ave Property")	100%	Cleveland, OH	1	168,750	7.3 years	$1,555,254	May 2021	$30,800,000
Valencia California ("Valencia Property")	10%	Santa Clarita, CA	1	180,415	12.0 years	$5,323,193	July 2021	$92,000,000
De Anza Plaza Office Buildings ("De Anza Property")	100%	Cupertino, CA	1	83,959	7.6 years	$4,206,056	July 2021	$63,750,000
Multifamily Residential Property ("Kacey Property")	10%	Kingwood, TX	1	296,991	multiple(5)	$5,341,050	November 2021	$67,000,000
Multifamily Residential Property ("Industry Property")	10%	Columbus, OH	1	187,678	multiple(5)	$4,772,799	December 2021	$81,000,000
Mars Petcare Dry/Cold Storage Facility ("Fisher Road Property")	100%	Columbus, OH	1	465,256	3.4 years	$2,984,877	March 2022	$58,000,000
Multifamily Residential Property ("Longmire Property")	96.46%	Conroe, TX	1	231,720	multiple(5)	$3,211,114	April 2022	$43,400,000
Office Tower ("ON3 Property")	10%	Nutley, NJ	1	332,818	15.0 years	$7,245,828	April 2022	$131,667,000
Multifamily Residential Property ("West End Property")	10%	Lenexa, KS	1	299,813	multiple(5)	$5,166,260	August 2022	$69,375,000
Multifamily Residential Property ("Palms Property")	10%	Houston, TX	1	222,672	multiple(5)	$4,010,775	August 2022	$48,000,000
Land ("Mount Comfort Land")	100%	Greenfield, IN	0	1 - acre	12.0 years	$53,140	October 2022	$445,000
Multifamily Residential Property ("Pearland Property")	5%	Pearland, TX	1	219,624	multiple(5)	$4,383,498	June 2023	$40,500,000
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
(6)
The lease with William Sonoma expired on December 31, 2021. As of March 28, 2024, the SF Property is vacant.

Note 4 - Intangibles

The amortization of acquired above-market and/or below-market leases is recorded as an adjustment to Rental revenue on the consolidated statements of operations. For the years ended December 31, 2023 and December 31, 2022, the net amount of such amortization was included as an increase to rental income of $1,759,632 and $1,489,482, respectively.

The amortization of in-place leases is recorded as an adjustment to Depreciation and amortization expense on the consolidated statements of operations. For the year ended December 31, 2023 and December 31, 2022, the net amount of such amortization was $9,691,373 and $11,666,361, respectively.

The amortization of tax abatement on property improvements is recorded as an adjustment to Depreciation and amortization expense on the consolidated statements of operations. For both the year ended December 31, 2023 and December 31, 2022, the net amount of such amortization was $1,045,714.

CANTOR FITZGERALD INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2023 and December 31, 2021, the gross carrying amount and accumulated amortization of the Company’s intangible assets consisted of the following:

	December 31, 2023	December 31, 2022
Intangible assets:
In-place lease intangibles	$93,194,479	$92,190,479
Above-market lease intangibles	2,112,734	2,112,734
Tax abatement on property improvements intangibles	14,640,000	14,640,000
Total intangible assets	109,947,213	108,943,213
Accumulated amortization:
In-place lease amortization	(31,935,314)	(22,243,941)
Above-market lease amortization	(631,624)	(435,246)
Tax abatement on property improvements amortization	(2,178,572)	(1,132,857)
Total accumulated amortization	(34,745,510)	(23,812,044)
Intangible assets, net	$75,201,703	$85,131,169

The estimated future amortization on the Company’s intangible assets for each of the next five years and thereafter as of December 31, 2023 is as follows:

Year	In-place Lease Intangibles	Above-market Lease Intangibles	Tax Abatement on Property Improvements	Total
2024	8,049,017	196,378	1,045,714	9,291,109
2025	7,274,653	196,378	1,045,714	8,516,745
2026	6,526,776	196,378	1,045,714	7,768,868
2027	5,280,474	196,378	1,045,714	6,522,566
2028	4,933,183	196,378	1,045,714	6,175,275
Thereafter	29,195,062	499,220	7,232,858	36,927,140
	$61,259,165	$1,481,110	$12,461,428	$75,201,703

As of December 31, 2023 and December 31, 2022, the gross carrying amount and accumulated amortization of the Company’s Intangible liabilities consisted of the following:

	December 31, 2023	December 31, 2022
Intangible liabilities:
Below-market lease intangibles	$25,186,312	$25,186,312
Accumulated amortization:
Below-market lease amortization	(5,897,213)	(3,914,404)
Intangible liabilities, net	$19,289,099	$21,271,908

The estimated future amortization on the Company’s intangible liabilities for each of the next five years and thereafter as of December 31, 2023 is as follows:

Year	Below-market Lease Intangibles
2024	$1,982,809
2025	$1,982,809
2026	$1,891,681
2027	$1,556,636
2028	$1,380,785
Thereafter	$10,494,379
$19,289,099

Note 5 - Five Year Minimum Rental Payments

The estimated future minimum rents the Company expects to receive for the GR Property, FM Property, CO Property, Lewisville Property, the DST Properties, Buchanan Property, Madison Ave Property, Valencia Property, De Anza Property, Fisher Road Property,

CANTOR FITZGERALD INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ON3 Property, and Mount Comfort Land for each of the next five years and thereafter through the end of the primary term as of December 31, 2023 is as follows:

Year	GR Property	FM Property	CO Property	Lewisville Property	DST Properties	Buchanan Property	Madison Ave Property	Valencia Property	DeAnza Property	Fisher Road Property	ON3 Property	Mount Comfort Land	Total
2024	500,000	2,716,467	3,321,234	943,411	2,305,756	1,079,150	1,495,845	4,659,641	3,980,591	2,968,333	6,382,778	48,712	30,401,918
2025	500,000	2,770,526	3,356,771	971,713	2,320,167	1,079,150	1,533,241	4,799,430	4,067,880	3,026,878	6,510,433	49,564	30,985,753
2026	500,000	2,826,087	3,392,689	971,713	2,421,044	1,079,150	1,571,572	4,943,413	4,179,206	3,087,361	6,640,642	50,432	31,663,309
2027	500,000	2,883,149	3,428,990	971,713	2,421,044	1,079,150	1,610,862	5,091,716	4,304,583	1,296,901	6,773,455	51,314	30,412,877
2028	500,000	2,940,211	3,465,681	500,432	2,421,044	1,121,781	1,651,133	5,244,468	4,433,720	—	6,908,924	52,212	29,239,606
Thereafter	4,291,667	—	13,284,994	—	20,490,731	3,658,385	3,871,655	41,391,101	12,061,734	—	77,163,802	391,985	176,606,054
Total	$6,791,667	$14,136,440	$30,250,359	$4,358,982	$32,379,786	$9,096,766	$11,734,308	$66,129,769	$33,027,714	$10,379,473	$110,380,034	$644,219	$329,309,517

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

On October 29, 2020, the Station DST acquired the fee simple interest in a 444-unit apartment community located in Irving, Texas (the “Station DST Property”), for a total purchase price of $106 million. The purchase price was comprised of $47.1 million in equity and $58.9 million in proceeds from a mortgage loan. At December 31, 2023, the Station DST Property is 93.68% occupied.

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

The results of operations for the Company’s investments in real estate-related assets for the year ended December 31, 2023 and December 31, 2022 are summarized below:

	For the Year Ended December 31,
Station DST	2023	2022
Revenues	$7,672,593	$7,183,440
Operating expenses	(5,014,337)	(8,693,841)
Other expenses, net	(1,658,420)	(1,658,865)
Net income (loss)	$999,836	$(3,169,266)
Net income (loss) attributable to the Company(1)	$149,975	$(475,390)

Note: (1) Represents the Company’s allocable share of net income based on the Company’s ownership interest in the underlying investment in real estate-related assets and is included within Income from investments in real-estate related assets on the Company’s consolidated statements of operations.

Note 7 – Investment in Debt Securities, at Fair Value

CMBS Debt Securities

On August 9, 2023, the Company made an investment in $7,500,000 of investment-grade rated Class D BMO 2023-5C1 CMBS with a 4.00% coupon. The Company paid $0.69 on the dollar for the securities.

On November 7, 2023, the Company made an investment in $5,060,000 of investment-grade rated Class D BMO 2023-5C2 CMBS with a 5.00% coupon. The Company paid $0.70 on the dollar for the securities.

CANTOR FITZGERALD INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides additional information for the Company's investment in debt securities:

December 31, 2023
Type of Security	Weighted Average Coupon	Weighted Average Maturity Date	Face Amount	Cost Basis	Fair Value
Class D BMO 2023-5C1 CMBS	4%	8/15/2028	$7,500,000	$5,201,725	$5,425,781
Class D BMO 2023-5C2 CMBS	5%	11/15/2028	$5,060,000	$3,563,352	$3,793,419
Total debt securities			$12,560,000	$8,765,077	$9,219,200

The following table details the interest income and unrealized gain from changes in fair value recognized for the Company's investment in debt securities at fair value:

For the Year Ended December 31,
2023
Interest income	$149,045
Unrealized gain from changes in fair value	454,124
Net gain from investment in debt securities	$603,169

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

CANTOR FITZGERALD INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On July 7, 2021, in connection with the purchase of the Valencia Property, the Valencia DST entered into a loan agreement (the “Valencia Loan”) with The Northern Trust Company (the “Valencia Lender”) for an outstanding amount of $55,200,000. The Valencia Loan provides for monthly interest payments and bears interest on (i) one hundred ninety-five basis points (1.95%) or (ii) the sum of Auto LIBOR plus the Rate Margin of (1.95%), through the maturity date of July 8, 2031. Prior to the funding of the Valencia Loan, the Company entered into an interest rate swap agreement with The Northern Trust Company (the “Valencia Swap Counterparty”) which calls for the Company to pay a fixed rate of 3.39% per annum on the swap (the “Valencia Swap”) with a notional of $55,200,000 in exchange for a variable rate of LIBOR plus 195 basis points to be paid by the Valencia Swap Counterparty. On April 27, 2023, the Valencia DST amended its agreements for the Valencia Loan and the Valencia Swap to convert the interest rate to SOFR in accordance with ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. Under the terms of the amended agreement, the Valencia Loan bears an annual interest rate of the greater of (i) one hundred ninety-five basis points (1.95%) or (ii) SOFR plus two and three hundredths of one percent (2.03%), through the maturity date of July 8, 2031. The Valencia Swap will maintain the same fixed rate of 3.39% per annum in exchange for a variable rate of SOFR plus 2.03% to be paid by the Valencia Swap Counterparty.

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

CANTOR FITZGERALD INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Borrowings under the Credit Facility Agreement are available for general corporate purposes, including but not limited to the acquisition and operation of permitted investments. As of December 31, 2023, the Lewisville Property, the Madison Ave Property, the De Anza Property, the Longmire Property, and the Fisher Road Property were pledged as collateral properties under the Citizens Facility.

As of December 31, 2023, the amounts outstanding under the Citizen Facility were approximately $64.5 million.

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

As of December 31, 2023 and December 31, 2022, the Company’s Loans payable balance was $529,169,778 and $461,841,386, net of deferred financing costs, respectively. As of December 31, 2023 and December 31, 2022, deferred financing costs were $4,598,656 and $4,927,048, net of accumulated amortization of $2,295,932 and $1,294,530, respectively, which has been accounted for within Interest expense on the consolidated statements of operations.

CANTOR FITZGERALD INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information on the Company’s Loans payable as of December 31, 2023 and December 31, 2022 is as follows:

Description	December 31, 2023
	GR Property	FM Property	CO Property	DST Property	Buchanan Property	Keller Springs Property	Summerfield Property	Valencia Property	Credit Facility	Kacey Property	Industry Property	ON3 Property	West End Property	Palms Property	Pearland Property	Total
Principal amount of loans	$4,500,000	$21,000,000	$26,550,000	$22,495,184	$9,600,000	$31,277,000	$76,575,000	$55,200,000	$64,500,000	$40,640,000	$43,200,000	$66,731,250	$29,000,000	$20,000,000	$22,500,000	$533,768,434
Less: Deferred financing costs, net of accumulated amortization of $2,295,932	(28,898)	(92,725)	(151,528)	(201,034)	(60,340)	(239,043)	(159,192)	(671,248)	(398,392)	(299,125)	(360,127)	(801,445)	(385,575)	(337,867)	(412,117)	$(4,598,656)
Loans payable, net of deferred financing costs and amortization	$4,471,102	$20,907,275	$26,398,472	$22,294,150	$9,539,660	$31,037,957	$76,415,808	$54,528,752	$64,101,608	$40,340,875	$42,839,873	$65,929,805	$28,614,425	$19,662,133	$22,087,883	$529,169,778

Description	December 31, 2022
	GR Property	FM Property	CO Property	DST Property	Buchanan Property	Keller Springs Property	Summerfield Property	Valencia Property	Credit Facility	Kacey Property	Industry Property	ON3 Property	West End Property	Palms Property	Total
Principal amount of loans	$4,500,000	$21,000,000	$26,550,000	$22,495,184	$9,600,000	$31,277,000	$76,575,000	$55,200,000	$20,000,000	$40,640,000	$43,200,000	$66,731,250	$29,000,000	$20,000,000	$466,768,434
Less: Deferred financing costs, net of accumulated amortization of $1,294,530	(37,094)	(111,249)	(168,933)	(226,562)	(67,430)	(272,397)	(181,140)	(760,499)	(655,325)	(336,894)	(405,113)	(897,571)	(430,026)	(376,815)	(4,927,048)
Loans payable, net of deferred financing costs and amortization	$4,462,906	$20,888,751	$26,381,067	$22,268,622	$9,532,570	$31,004,603	$76,393,860	$54,439,501	$19,344,675	$40,303,106	$42,794,887	$65,833,679	$28,569,974	$19,623,185	$461,841,386	-

For the years ended December 31, 2023 and December 31, 2022, the Company incurred $23,557,360 and $17,907,852, respectively, of interest expense, which is included within Interest expense on the consolidated statements of operations. As of December 31, 2023 and December 31, 2022, $1,932,231 and $1,649,465 respectively, was unpaid and is recorded as accrued interest payable on the Company’s consolidated balance sheets. All of the unpaid interest expense accrued as of December 31, 2023 and December 31, 2022 was paid during January 2024 and January 2023, respectively.

Also included within Interest expense on the consolidated statements of operations is amortization of deferred financing costs, which, for the years ended December 31, 2023 and December 31, 2022, was $1,001,402 and $805,593, respectively.

The following table presents the future principal payments due under the Company’s loan agreements as of December 31, 2023:

Year	Amount
2024	64,500,000
2025	—
2026	22,495,184
2027	4,500,000
2028	47,550,000
Thereafter	394,723,250
Total	$533,768,434

CANTOR FITZGERALD INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 – Stockholders’ Equity

Initial Public Offering

On October 17, 2016, the Company filed a registration statement with the SEC on Form S-11 in connection with the Initial Offering of up to $1.25 billion in shares of common stock, consisting of up to $1.0 billion in shares in its Primary Offering and up to $250 million in shares pursuant to its DRP. The registration statement was subsequently declared effective on March 23, 2017. On May 18, 2017, the Company satisfied the Minimum Offering Requirement for the Initial Offering as a result of CFI’s purchase of $2.0 million in Class I shares. On March 20, 2020, the Company filed a second registration statement on Form S-11 with the SEC for the Follow-On Offering. Subsequently, on July 31, 2020, the Company terminated the Primary Offering but is continuing to offer up to $50.0 million of common stock pursuant to the DRP pursuant to a Registration Statement on Form S-3. On August 10, 2020, the SEC declared the Follow-On Offering effective. In the Follow-On Offering, the Company was offering up to $1 billion in shares of common stock in a primary offering on a best efforts basis and $250 million in shares of common stock to be issued pursued to the DRP. Additionally, on July 30, 2020, the Company amended its charter (as amended, the “Charter”) to redesignate its issued and outstanding classes of common stock. As described in the Company’s Second Articles of Amendment to Second Articles of Amendment and Restatement, the Company has redesignated its currently issued and outstanding Class A shares of common stock, Class T shares of common stock and Class I shares of common stock as “Class AX Shares,” “Class TX Shares” and “Class IX Shares,” respectively. This change has not impacted the rights associated with the Class A shares. Class T shares and Class I Shares. In addition, on July 30, 2020, as set forth in the Charter, the Company has reclassified the authorized but unissued portion of its common stock into four additional classes of common stock: Class T Shares, Class S Shares, Class D Shares, and Class I Shares. On August 9, 2023, the Company filed a registration statement on Form S-11 with the SEC for the Third Offering, which was declared effective on February 7, 2024. In the Third Offering, the Company is offering up to $1 billion in shares of common stock in a primary offering on a best efforts basis and $250 million in shares of common stock to be issued pursued to a distribution reinvestment plan.

As of December 31, 2023, the Company’s total number of authorized shares was 400,000,000, consisting of 10,000,000 of Class AX authorized common shares, 5,000,000 of Class TX authorized common shares 5,000,000 of Class IX authorized common shares, 100,000,000 of Class T authorized common shares, 20,000,000 of Class S authorized common shares, 60,000,000 of Class D authorized common shares, and 200,000,000 of Class I authorized common shares. The Class AX Shares, Class D Shares, Class I Shares, Class IX Shares, Class S Shares, Class T Shares and Class TX Shares have the same voting rights and rights upon liquidation, although distributions are expected to differ due to the distribution fees payable with respect to Class D Shares, Class S Shares, Class T Shares and Class TX Shares, which will reduce distributions to the holders of such classes of shares.

CFI has paid a portion of selling commissions and all of the dealer manager fees (“Sponsor Support”), up to a total of 4.0% of gross offering proceeds from the sale of Class AX Shares and Class TX Shares, and up to a total of 1.5% of gross offering proceeds from the sale of Class IX Shares, incurred in connection with the Initial Offering. Selling commissions and dealer manager fees were presented net of Sponsor Support on the Company’s consolidated statements of stockholders’ equity. The Company will reimburse Sponsor Support (i) immediately prior to or upon the occurrence of a liquidity event, including (A) the listing of the Company’s common stock on a national securities exchange or (B) a merger, consolidation or a sale of substantially all of the Company’s assets or any similar transaction or any transaction pursuant to which a majority of the Company’s board of directors then in office are replaced or removed, or (ii) upon the termination of the Advisory Agreement (as defined below) by the Company or by the Advisor. In each such case, the Company will only reimburse CFI after the Company has fully invested the proceeds from the Initial Offering and the Company’s stockholders have received, or are deemed to have received, in the aggregate, cumulative distributions equal to their invested capital plus a 6.0% cumulative, non-compounded annual pre-tax return on such invested capital.

The Company also has 50 million shares of preferred stock, $0.01 par value, authorized. No shares of preferred stock are issued or outstanding.

Cantor Fitzgerald & Co. (the “Dealer Manager”), a related party, provided dealer manager services in connection with the Initial Offering and, subsequently, the Follow-On Offering and the Third Offering, together (the “Offerings”). The Offerings are best efforts offerings, which means that the Dealer Manager is not required to sell any specific number or dollar amount of shares of common stock in each of the Offerings, but will use its best efforts to sell the shares of common stock. The Company has entered into the dealer manager agreement with the Dealer Manager in connection with the Initial Offering (together with the Follow-On Offering and the Third Offering, collectively, the “Dealer Manager Agreements”) pursuant to which the Dealer Manager was designated as the dealer-manager for the Offerings.

As of December 31, 2023, the Company had 14,625,677 shares of its common stock outstanding (consisting of 3,840,761 Class AX Shares, 178,873 Class TX Shares and 1,178,536 Class IX Shares, 7,313,276 Class I Shares, 1,462,448 Class T Shares, 644,697 Class D Shares and 7,086 Class S Shares) in the Offerings.

CANTOR FITZGERALD INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2022, the Company had 15,200,186 shares of its common stock outstanding (consisting of 3,856,140 Class AX Shares, 719,803 Class TX Shares, 1,222,180 Class IX Shares, 7,582,500 Class I Shares, 1,280,789 Class T Shares, 531,864 Class D Shares and 6,910 Class S Shares) in the Offerings.

As of December 31, 2023, the Company had aggregate net proceeds of $366,242,849 in the Offerings. As of December 31, 2022, the Company had aggregate net proceeds of $379,069,729 in the Offerings. The aggregate net proceeds consists of gross proceeds less distribution fees, O&O Cost and redemptions.

Distributions

The Company’s board of directors has authorized, and the Company has declared, distributions for the period September 1, 2020 through April 1, 2024 in an amount equal to $0.004234973 per day (or approximately $1.55 on an annual basis) per each share of common stock, less, for holders of certain classes of shares, the distribution fees that are payable with respect to such classes of shares as further described in the applicable prospectus. The distributions are payable by the 5th business day following each month end to stockholders of record at the close of business each day during the prior month.

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

As of December 31, 2023 and December 31, 2022, the Company has declared cumulative distributions of $74,213,269 and $50,800,798, respectively, of which $1,922,448 and $1,965,999, respectively, was unpaid as of the respective reporting dates and has been recorded as distributions payable on the accompanying consolidated balance sheets. All of the unpaid distributions as of December 31, 2023 and December 31, 2022, were paid during January 2024 and January 2023, respectively. As of December 31, 2023 and December 31, 2022, distributions reinvested pursuant to the Company’s DRP were $22,817,372 and $16,036,600, respectively.

Redemptions

Stockholders are eligible to have their shares repurchased by the Company pursuant to the Amended SRP (as defined below).

In connection with the Follow-On Offering, the Company’s board of directors approved the second amendment and restatement of the Company’s share repurchase program (the “Amended SRP”) on July 27, 2020 and effective August 31, 2020. Repurchases of shares under the Amended SRP are made on a monthly basis. Subject to the limitations of and restrictions provided for in the Amended SRP, and subject to funds being available, shares repurchased under the Amended SRP are repurchased at the transaction price in effect on the date of repurchase, which, generally will be a price equal to the NAV per share applicable to the class of shares being repurchased and most recently disclosed by the Company in a public filing with the SEC. Under the Amended SRP, the Company may repurchase during any calendar month shares of its common stock whose aggregate value (based on the repurchase price per share in effect when the repurchase is effected) is 2% of the aggregate NAV as of the last calendar day of the previous month and during any calendar quarter whose aggregate value (based on the repurchase price per share in effect when the repurchase is effected) is up to 5% of the Company’s aggregate NAV as of the last calendar day of the prior calendar quarter. In the fourth quarter of 2023, the Company received repurchase requests that exceeded the 2% monthly limit and 5% quarterly limit under the Company's Amended SRP. Therefore, as a result of the aforementioned monthly and quarterly limits, the Company repurchased less than the full amount of shares requested during the fourth quarter of 2023. As of December 31, 2022, the Company's repurchases did not exceed 2% of the previous month's aggregate NAV nor 5% of the quarterly aggregate NAV.

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

During the year ended December 31, 2023, the Company repurchased 2,536,552 shares in the amount of $63,283,512, $3,864,941 of which were outstanding at December 31, 2023. During the year ended December 31, 2022, the Company repurchased 418,386 shares in the amount of $11,045,091, $2,792,877 of which were outstanding at December 31, 2022. The amounts outstanding at December 31, 2023 and December 21, 2022 were paid during January 2024 and January 2023, respectively.

Non-controlling Interest

Special Unit Holder

The Special Unit Holder has invested $1,000 in the Operating Partnership and has been issued a special class of limited partnership units as part of the overall consideration for the services to be provided by the Advisor. In addition, the Special Unit Holder is entitled to receive a performance participation distribution from the Operating Partnership, subject to certain terms and calculations as defined within the amended Operating Partnership agreement. Such allocation (the “Performance Participation Allocation”) is paid in cash annually and accrued monthly. As of December 31, 2023, the Special Unit Holder is entitled to $9,553,541 pursuant to the Performance Participation Allocation, which has been paid in full by the Company as of the first quarter of 2023. The Special Unit Holder investment in the Operating Partnership, including the Performance Participation Allocation, have been recorded as components of Non-controlling interests in subsidiaries on the consolidated balance sheets as of December 31, 2023 and December 31, 2022, respectively.

Non-controlling interest in the SF Property SPE

Based on the Company’s consolidation analysis, which was performed in accordance with ASC 810 as described in the “Variable Interest Entities” section of Note 2 — Summary of Significant Accounting Policies, management has determined that the Company is the primary beneficiary of the SF Property SPE. Accordingly, the Company has consolidated the SF Property SPE. As of December 31, 2023, the Company’s ownership interest in the SF Property SPE was 75%, and Graham Street Realty ("GSR") interest was 25%. GSR's total ownership interest of $2,716,466 has been recorded as a component of Non-controlling interests in subsidiaries on the Company’s consolidated balance sheet as of December 31, 2023.

Non-controlling interest in the Keller Property SPE

Based on the Company’s consolidation analysis, which was performed in accordance with ASC 810 as described in the “Variable Interest Entities” section of Note 2 — Summary of Significant Accounting Policies, management has determined that the Company is the primary beneficiary of the Keller Property SPE. Accordingly, the Company has consolidated the Keller Property SPE. As of December 31, 2023, the Company’s ownership interest in the Keller Property SPE was 97%, and other parties’ interest was 3%. The other parties’ total ownership interest of 421,879 has been recorded as a component of Non-controlling interests in subsidiaries on the Company’s consolidated balance sheet as of December 31, 2023.

Non-controlling interest in Summerfield DST

Based on the Company’s consolidation analysis, which was performed in accordance with ASC 810 as described in the “Variable Interest Entities” section of Note 2 — Summary of Significant Accounting Policies, management has determined that the Company is the primary beneficiary of the Summerfield DST. Accordingly, the Company has consolidated the Summerfield DST. As of December 31, 2023, the Company’s ownership interest in the Summerfield DST was 25%, and other parties’ interest was 75%. The other parties’ total ownership interest of $25,913,436 has been recorded as a component of Non-controlling interests in subsidiaries on the Company’s consolidated balance sheet as of December 31, 2023.

In connection with the acquisition of the Summerfield Property, a wholly owned subsidiary of the Operating Partnership entered a joint venture (the “Summerfield MT JV”) between the wholly owned subsidiary of the Operating Partnership and affiliates of Hamilton Zanze (“HZ”). As of December 31, 2023, the Company’s ownership interest in the Summerfield MT JV was 90%, and HZ’s interest was 10%. HZ’s total ownership interest of $92,079 has been recorded as a component of Non-controlling interests in subsidiaries on the Company’s consolidated balance sheet as of December 31, 2023.

CANTOR FITZGERALD INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Non-controlling interest in Valencia DST

Based on the Company’s consolidation analysis, which was performed in accordance with ASC 810 as described in the “Variable Interest Entities” section of Note 2 — Summary of Significant Accounting Policies, management has determined that the Company is the primary beneficiary of the Valencia DST. Accordingly, the Company has consolidated the Valencia DST. As of December 31, 2023, the Company’s ownership interest in the Valencia DST was 10% and other parties’ interest was 90%. The other parties’ total ownership interest of $38,605,093 has been recorded as a component of Non-controlling interests in subsidiaries on the Company’s consolidated balance sheet as of December 31, 2023.

Non-controlling interest in Kacey DST

Based on the Company’s consolidation analysis, which was performed in accordance with ASC 810 as described in the “Variable Interest Entities” section of Note 2 — Summary of Significant Accounting Policies, management has determined that the Company is the primary beneficiary of the Kacey DST. Accordingly, the Company has consolidated the Kacey DST. As of December 31, 2023, the Company’s ownership interest in the Kacey DST was 10% and other parties’ interest was 90%. The other parties’ total ownership interest of $20,382,254 has been recorded as a component of Non-controlling interests in subsidiaries on the Company’s consolidated balance sheet as of December 31, 2023.

In connection with the acquisition of the Kacey Property, a wholly owned subsidiary of the Operating Partnership entered a joint venture (the “Kacey MT JV”) between the wholly owned subsidiary of the Operating Partnership and affiliates of CAF Capital Partners (“CAF”), an unrelated third party. As of December 31, 2023, the Company’s ownership interest in the Kacey MT JV was 92.5%, and CAF’s interest was 7.5%. CAF’s total ownership interest of $78,815 has been recorded as a component of Non-controlling interests in subsidiaries on the Company’s consolidated balance sheet as of December 31, 2023.

Non-controlling interest in Industry DST

Based on the Company’s consolidation analysis, which was performed in accordance with ASC 810 as described in the “Variable Interest Entities” section of Note 2 — Summary of Significant Accounting Policies, management has determined that the Company is the primary beneficiary of the Industry DST. Accordingly, the Company has consolidated the Industry DST. As of December 31, 2023, the Company’s ownership interest in the Industry DST was 10% and other parties’ interest was 90%. The other parties’ total ownership interest of $28,595,452 has been recorded as a component of non-controlling interests in subsidiaries on the Company’s consolidated balance sheet as of December 31, 2023.

In connection with the acquisition of the Industry Property, a wholly owned subsidiary of the Operating Partnership entered a joint venture (the “Industry MT JV”) between the wholly owned subsidiary of the Operating Partnership and affiliates of BH Equities, LLC (“BH”). As of December 31, 2023, the Company’s ownership interest in the Industry MT JV was 90% and BH’s interest was 10%. BH’s total ownership interest and share of net loss of $27,666 has been recorded as a component of Non-controlling interests in subsidiaries on the Company’s consolidated balance sheet as of December 31, 2023.

CANTOR FITZGERALD INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Non-controlling interest in the DST

On November 23, 2021, the Company, through the Operating Partnership and the DST entered into a managing broker-dealer agreement, (the “DST Dealer Manager Agreement”), with the Dealer Manager, pursuant to which the Dealer Manager agreed to conduct a private placement offering, (the “DST Offering”), of up to $21,620,000 of the DST’s beneficial interest representing 100% of the interests to third party investors on a “best efforts” basis. As of December 31, 2023, the DST has received gross proceeds of $21,620,000 from the DST Offering.

Based on the Company’s consolidation analysis, which was performed in accordance with ASC 810 as described in the “Variable Interest Entities” section of Note 2 — Summary of Significant Accounting Policies, management has determined that the Company is the primary beneficiary of the DST. Accordingly, the Company has consolidated the DST. As of December 31, 2023, the other parties’ interest was 100%. The other parties’ total ownership interest of $11,937,475 has been recorded as a component of Non-controlling interests in subsidiaries on the Company’s consolidated balance sheet as of December 31, 2023.

Non-controlling interest in the Longmire Property SPE

Based on the Company’s consolidation analysis, which was performed in accordance with ASC 810 as described in the “Variable Interest Entities” section of Note 2 — Summary of Significant Accounting Policies, management has determined that the Company is the primary beneficiary of the Longmire Property SPE. Accordingly, the Company has consolidated the Longmire Property SPE. As of December 31, 2023, the Company's ownership interest in the Longmire Property SPE was 96.46% and CAF's interest was 3.54%. CAF's total ownership interest of $795,990 has been recorded as a component of Non-controlling interests in subsidiaries on the Company’s consolidated balance sheet as of December 31, 2023.

Non-controlling interest in ON3 DST

Based on the Company’s consolidation analysis, which was performed in accordance with ASC 810 as described in the “Variable Interest Entities” section of Note 2 — Summary of Significant Accounting Policies, management has determined that the Company is the primary beneficiary of the ON3 DST. Accordingly, the Company has consolidated the ON3 DST. As of December 31, 2023, the Company's ownership interest in the ON3 DST was 10% and other parties' interest was 90%. The other parties' total ownership interest of $57,351,976 has been recorded as a component of Non-controlling interests in subsidiaries on the Company’s consolidated balance sheet as of December 31, 2023.

Non-controlling interest in West End DST

Based on the Company’s consolidation analysis, which was performed in accordance with ASC 810 as described in the “Variable Interest Entities” section of Note 2 — Summary of Significant Accounting Policies, management has determined that the Company is the primary beneficiary of the West End DST. Accordingly, the Company has consolidated the West End DST. As of December 31, 2023, the Company's ownership interest in the West End DST was 10% and other parties' interest was 90%. The other parties' total ownership interest of $37,281,304 has been recorded as a component of Non-controlling interests in subsidiaries on the Company’s consolidated balance sheet as of December 31, 2023.

In connection with the acquisition of the West End Property, a wholly owned subsidiary of the Operating Partnership entered a joint venture (the “West End MT JV”) between the wholly owned subsidiary of the Operating Partnership and affiliates of BH. As of December 31, 2023, the Company’s ownership interest in the West End MT JV was 90% and BH’s interest was 10%. BH’s total ownership interest of $53,991 has been recorded as a component of Non-controlling interests in subsidiaries on the Company’s consolidated balance sheet as of December 31, 2023.

Non-controlling interest in Palms DST

Based on the Company’s consolidation analysis, which was performed in accordance with ASC 810 as described in the “Variable Interest Entities” section of Note 2 — Summary of Significant Accounting Policies, management has determined that the Company is the primary beneficiary of the Palms DST. Accordingly, the Company has consolidated the Palms DST. As of December 31, 2023, the Company's ownership interest in the Palms DST was 10% and other parties' interest was 90%. The other parties' total ownership interest of $26,532,528 has been recorded as a component of Non-controlling interests in subsidiaries on the Company’s consolidated balance sheet as of December 31, 2023.

In connection with the acquisition of the Palms Property, a wholly owned subsidiary of the Operating Partnership entered a joint venture (the “Palms MT JV”) between the wholly owned subsidiary of the Operating Partnership and affiliates of CAF. As of December 31, 2023, the Company’s ownership interest in the Palms MT JV was 90% and CAF’s interest was 10%. CAF’s total ownership interest of $8,263 has been recorded as a component of Non-controlling interests in subsidiaries on the Company’s consolidated balance sheet as of December 31, 2023.

CANTOR FITZGERALD INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Non-controlling interest in Pearland DST

Based on the Company's consolidation analysis, which was performed in accordance with ASC 810 as described in the "Variable Interest Entities" section of Note 2 – Summary of Significant Accounting Policies, management has determined that the Company is the primary beneficiary of the Pearland DST. Accordingly, the Company has consolidated the Pearland DST. As of December 31, 2023, the Company's ownership interest in the Pearland DST was 5% and other parties' interest was 95%. The other parties' total ownership interest of $18,067,240 has been recorded as a component of Non-controlling interests in subsidiaries on the Company's consolidated balance sheet as of December 31, 2023.

In connection with the acquisition of the Pearland Property, a wholly owned subsidiary of the Operating Partnership entered a joint venture (the "Pearland MT JV") between the wholly owned subsidiary of the Operating Partnership and affiliates of CAF. As of December 31, 2023, the Company's ownership interest in the Pearland MT JV was 90% and CAF's interest was 10%. CAF's total ownership interest of $28,601 has been recorded as a component of Non-controlling interests in subsidiaries on the Company's consolidated balance sheet as of December 31, 2023.

Note 10 – Related Party Transactions

Jointly Owned Investments

As of December 31, 2023, the Company owned interests in ten jointly owned investments with some or all of the remaining interest held by affiliates of the Advisor. Subsequently after each acquisition, the interests held by the affiliates of the Advisor have been sold back to the Company or/and syndicated to third party investors through a private placement offering. The Company consolidates nine of these joint ventures as the primary beneficiary and accounts for the one remaining investment under the equity method of accounting. Refer to the “Variable Interest Entities” section of Note 2 – Summary of Significant Accounting Policies for further information on the Company’s VIE policy.

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

Fees and Expenses

The Company and the Advisor entered into an amended and restated advisory agreement, dated as of June 29, 2018, as amended by amendment no. 1 (“Amendment No. 1”) to amended and restated advisory agreement, dated and effective as of September 28, 2019 (the “Advisory Agreement”). On June 26, 2019, the Company’s board of directors approved the renewal of the Advisory Agreement upon terms identical to those in effect for an additional one-year term commencing on June 29, 2019 through June 29, 2020. The purpose of Amendment No. 1 was to amend the monthly asset management fee from one-twelfth of 1.25% of the cost of the Company’s investments at the end of the month to one-twelfth of 1.20% of the Company’s most recently disclosed NAV. On August 10, 2020, the Company entered into the Second Amended and Restated Advisory Agreement (the “Amended Advisory Agreement”) with the Advisor and the Operating Partnership. Under the Amended Advisory Agreement, acquisition and disposition fees, including specified property management and oversight fees and refinancing coordination fees, previously payable to the Advisor under the prior advisory agreement were eliminated, although the Advisor continues to be entitled to reimbursement for acquisition and disposition expenses. Under the Amended Advisory Agreement, the Advisor is paid a fixed asset management fee equal to 1.20% of NAV per annum payable monthly. Further, under the Amended Advisory Agreement, the 1% Cap for reimbursement is calculated based on 1% of gross offering proceeds from all of the Company’s public offerings (including the Initial Offering) as of such payment date. On each of August 10, 2023, 2022, and 2021, the Amended Advisory Agreement was renewed for an additional one-year term, upon terms identical to those in effect. Pursuant to the Amended Advisory Agreement, and subject to certain restrictions and limitations, the Advisor is responsible for managing the Company's affairs on a day-to-day basis and for identifying, originating, acquiring and managing investments on behalf of the Company. For providing such services, the Advisor receives the following fees and reimbursements from the Company.

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

As of December 31, 2023 and December 31, 2022, the Advisor had incurred $13,747,936 and $12,613,362, respectively, of O&O Costs (other than upfront selling commissions, dealer manager fees and distribution fees) on behalf of the Company. The amount of the Company’s obligation is limited to the 1% Cap less any reimbursement payments made by the Company to the Advisor for O&O Costs incurred, which, at December 31, 2023 the Company fulfilled its obligation and at December 31, 2022, was $61,210, and is included within Due to related parties in the accompanying consolidated balance sheets. As of both December 31, 2023 and December 31, 2022, organizational costs of $90,675, were expensed and offering costs of $3,978,102 and $3,811,650, respectively, were charged to stockholders’ equity. As of December 31, 2023 and December 31, 2022, the Company has made reimbursement payments of $4,068,777 and $3,841,115, respectively, to the Advisor for O&O Costs incurred. As of December 31, 2023, the Advisor has continued to pay all O&O Costs on behalf of the Company.

Asset Management Fees. Asset management fees are due to the Advisor. Asset management fees payable to the Advisor consist of monthly fees equal to one-twelfth of 1.20% of the Company’s most recently disclosed NAV.

For the years ended December 31, 2023 and December 31, 2022, the Company incurred asset management fees of $4,686,066 and $3,920,430, respectively. The asset management fee related to the month of November and December 2023 of $719,851 is unpaid as of December 31, 2023 and has been included within Due to related parties on the consolidated balance sheet. The amount of asset management fees incurred by the Company during the applicable period is included in the calculation of the limitation of operating expenses pursuant to the 2%/25% Guidelines (as defined and described below).

Other Operating Expenses. Effective April 1, 2018, the Advisory Agreement (i) includes limitations with regards to the incurrence of and additional limitations on reimbursements of operating expenses and (ii) clarifies the reimbursement and expense timing and procedures, including potential reimbursement of unreimbursed operating expenses.

Pursuant to the terms of the Advisory Agreement (which subsequently were incorporated into the Amended Advisory Agreement as defined above), the Company is obligated to reimburse the Advisor for certain operating expenses. Beginning October 1, 2018, the Company was subject to the limitation that it generally may not reimburse the Advisor for any amounts by which the total operating expenses at the end of the four preceding fiscal quarters exceeds the greater of (i) 2% of average invested assets (as defined in the Advisory Agreement) and (ii) 25% of net income other than any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of investments for that period (the “2%/25% Guidelines”). If the Company’s independent directors determine that all or a portion of such amounts in excess of the limitation are justified based on certain factors, the Company may reimburse amounts in excess of the limitation to the Advisor. In addition, beginning on October 1, 2018, the Company may request any operating expenses that were previously reimbursed to the Advisor in prior or future periods in excess of the limitation to be remitted back to the Company. As of December 31, 2023, the Company has reimbursed $5,300,602 of the operating expense reimbursement obligation to the Advisor and has accrued but not reimbursed $4,245,085 in operating expenses pursuant to the Advisory Agreement, which represents the current operating expense reimbursement obligation to the Advisor.

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

As of December 31, 2023, the total amount of unreimbursed operating expenses was $14,659,207. This includes operating expenses incurred by the Advisor on the Company’s behalf which have not been invoiced to the Company and also amounts invoiced to the Company by the Advisor but not yet reimbursed (“Unreimbursed Operating Expenses”). The amount of operating expenses incurred by the Advisor during the year ended December 31, 2023 which were not invoiced to the Company amounted to $4,020,751.

Property Management Fees. The Company may engage the Advisor or an affiliate to serve as a property manager with respect to a particular property. The Company will pay the Advisor property management fees for such services. For the years ended December 31, 2023 and December 31, 2022, the Company incurred property management fees of $2,414,830 and $1,770,083, respectively. The property management fee incurred during the month of December 2023 of $80,762 was unpaid as of December 31, 2023 and has been included within Due to related parties on the consolidated balance sheet.

Leasing Commissions. If the Advisor or an affiliate is the Company’s primary leasing agent, then the Company will pay customary leasing fees in amount that is usual and customary in that geographic area for that type of property. As of December 31, 2023 and December 31, 2022, no such amounts have been incurred by the Company.

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

CANTOR FITZGERALD INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2023, the likelihood, probability and timing of each of the possible occurrences or events listed in the preceding sentences (i) and (ii) in the above paragraph are individually and collectively uncertain. Additionally, whether or not the Company will have fully invested the proceeds from Initial Offering and also whether the Company’s stockholders will have received, or are deemed to have received, in the aggregate, cumulative distributions equal to their invested capital plus a 6% cumulative, non-compound annual pre-tax return on such invested capital at the time of any such occurrence or event is also uncertain. As of both December 31, 2023 and December 31, 2022, CFI has paid Sponsor Support totaling $5,374,526, which will be subject to reimbursement by the Company to CFI in the event of these highly conditional circumstances.

The following summarizes the fees payable to the Dealer Manager:

Distribution Fees. Under the Dealer Manager Agreements, distribution fees are payable to the Dealer Manager with respect to the Company’s Class TX Shares, Class T Shares, Class S Shares and Class D Shares, all or a portion of which may be re-allowed by the Dealer Manager to participating broker-dealers. Under the Dealer Manager Agreement for the Initial Offering, the distribution fees for Class TX Shares accrue daily and are calculated on outstanding Class TX Shares issued in the Primary Offering in an amount equal to 1.0% per annum of (i) the gross offering price per Class TX Share in the Primary Offering, or (ii) if the Company is no longer offering Class TX Shares in a public offering, the most recently published per share NAV of Class TX Shares. Under the Dealer Manager Agreements for the Follow-On Offering and the Third Offering, the Company has agreed to pay the Dealer Manager (a) with respect to the Class T Shares and Class S Shares, a distribution fee in an annual amount equal to 0.85% of the aggregate NAV of the outstanding Class T Shares and Class S Shares, as applicable, and (b) with respect to the Class D Shares, a distribution fee in an annual amount equal to 0.25% of the aggregate NAV of the outstanding Class D Shares. The distribution fees are payable monthly in arrears and are paid on a continuous basis from year to year. For the years ended December 31, 2023 and December 31, 2022, the Company paid distribution fees of $432,108 and $450,821, respectively. As of December 31, 2023 and December 31, 2022, the Company has incurred a liability of 34,208 and $115,960, respectively, which is included within Due to related parties on the consolidated balance sheets, $27,071 and $26,660, respectively, of which was due as of December 31, 2023 and December 31, 2022 and paid during January 2024 and January 2023, respectively.

Selling Commissions. Selling commissions payable to the Dealer Manager in the Initial Offering consisted of (i) up to 1% of gross offering proceeds paid by CFI for Class AX Shares and Class TX Shares and, (ii) up to 5% and 2% of gross offering proceeds from the sale of Class AX Shares and Class TX Shares, respectively. No selling commissions were payable with respect to Class IX Shares. Selling commissions in the Follow-On Offering and Third Offering consist of 3% and 3.5% of gross offering proceeds from the sale of Class T Shares and Class S Shares, respectively. All or a portion of such selling commissions may be re-allowed to participating broker-dealers. No selling commissions will be payable with respect to Class D and Class I shares. For the years ended December 31, 2023 and December 31, 2022, the Company incurred $234,888 and $533,826 of selling commissions, respectively, which is included within Additional paid-in capital on the consolidated balance sheets. At both December 31, 2023 and December 31, 2022, $1,182,925 of Sponsor Support, has been recorded and has been reimbursed by CFI. No Sponsor Support payment was due at December 31, 2023, as Sponsor Support ended with the termination of the Primary Offering.

Dealer Manager Fees. Dealer manager fees payable to the Dealer Manager in the Initial Offering consisted of up to 3.0% of gross offering proceeds from the sale of Class AX Shares and Class TX Shares sold in the Primary Offering and up to 1.5% of gross offering proceeds from the sale of Class IX Shares sold in the Primary Offering, all of which were paid by CFI. A portion of such dealer manager fees may be re-allowed to participating broker-dealers as a marketing fee. Dealer Manager fees payable to the Dealer Manager in the Follow-On Offering and Third Offering consist of up to 0.5% of gross offering proceeds from the sale of Class T Shares sold in the primary portion of the Follow-On Offering and Third Offering. No dealer manager fees will be payable with respect to Class S Shares, Class D Shares and Class I Shares. For the years ended December 31, 2023 and December 31, 2022, the Company recorded $40,616 and $95,970 of dealer manager fees, respectively, which is included within Additional paid-in capital on the consolidated balance sheets. As of both December 31, 2023 and December 31, 2022, all of the Sponsor Support related to dealer manager fees has been recorded and $4,191,601 has been reimbursed by CFI. No Sponsor Support payment was due at December 31, 2023, as Sponsor Support ended with the termination of the Primary Offering.

CANTOR FITZGERALD INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the above mentioned fees and expenses incurred by the Company and amounts of investment funding due by the Company for the year ended December 31, 2023:

		Due to related parties as of	Year ended December 31, 2023		Due to related parties as of
Type of Fee or Reimbursement	Financial Statement Location	December 31, 2022	Incurred	Paid	December 31, 2023
Management Fees
Asset management fees	Management fees	$399,962	$4,686,066	$4,366,177	$719,851
Property management and oversight fees	Management fees	78,981	2,414,830	2,413,049	80,762
Organization, Offering and Operating Expense Reimbursements
Operating expenses(1)	General and administrative expenses	5,504,855	4,040,832	5,300,602	4,245,085
Expense reimbursement(2)	Cash and Cash Equivalents	33,000	360,887	—	393,887
Offering costs(3)	Additional paid-in capital	61,210	166,453	227,663	—
Commissions and Fees
Selling commissions and dealer manager fees, net	Additional paid-in capital	—	275,504	275,504	—
Distribution fees(4)	Additional paid-in capital	115,960	350,356	432,108	34,208
Investment Funding
Distribution due(5)	Additional paid-in capital	202,430	—	—	202,430
Application fee reimbursement(6)	Investment in real estate, net	100,000	—	—	100,000
Total		$6,496,398	$12,294,928	$13,015,103	$5,776,223

Note: (1) As of December 31, 2023, the Advisor has incurred, on behalf of the Company, a total of $14,659,207 in Unreimbursed Operating Expenses, including a total of $4,020,751 for the year ended December 31, 2023 for which the Advisor has not invoiced the Company for reimbursement. The total amount of Unreimbursed Operating Expenses may, in future periods, be subject to reimbursement by the Company pursuant to the terms of the Advisory Agreement.

(2) Reflects funding from CFI and affiliates of CFI to cover overdraft fees in connection with the Summerfield Property, the Keller Springs Property, the Fisher Road Property, the ON3 Property, the Valencia Property, and the Operating Partnership.

(3) As of December 31, 2023, the Advisor has incurred, on behalf of the Company, a total of $13,747,936 of O&O Costs, of which the Company’s obligation is limited to $0, pursuant to the 1% Cap.

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

CANTOR FITZGERALD INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2023, CFI has invested $6,650,001 in the Company through the purchase of 262,262 shares (8,180 Class AX Shares for an aggregate purchase price of $200,001, 183,157 Class IX Shares for an aggregate purchase price of $4,582,280, and 70,925 Class I Shares for an aggregate purchase price of $1,867,720). CFI purchased 125,157 of the Class IX Shares in the amount of $3,132,280 pursuant to the Distribution Support Agreement, which provides that in certain circumstances where the Company’s cash distributions exceed the Company’s modified funds from operations, CFI will purchase up to $5.0 million of Class IX Shares (including the $2.0 million of shares purchased in order to satisfy the Minimum Offering Requirement) at the then current offering price per Class IX Share net of dealer manager fees to provide additional cash to support distributions to the Company’s stockholders. On August 10, 2020, the Company and CFI entered into the Amended Distribution Support Agreement to ensure that the Company has a sufficient amount of funds to pay cash distributions to stockholders during the Follow-On Offering. CFI purchased 70,925 of the Class I Shares in the amount of $1,867,720 pursuant to the Amended Distribution Support Agreement, which provides that in the event that cash distributions exceed MFFO, CFI will purchase Class I Shares from the Company in the Follow-On Offering in an amount equal to the distribution shortfall, up to $5 million (less the $2.0 million of shares purchased by CFI in order to satisfy the Minimum Offering Requirement and any shares purchased by CFI pursuant to the Distribution Support Agreement in the Initial Offering). As of December 31, 2023, CFI has fulfilled its obligation under the Distribution Support Agreement.

Sponsor Support

The Company’s sponsor, CFI, is a Delaware limited liability company and an affiliate of CFLP. CFI has paid a portion of selling commissions and all of the dealer manager fees, up to a total of 4% of gross offering proceeds from the sale of Class AX Shares and Class TX Shares, as well as 1.5% of gross offering proceeds from the sale of Class IX Shares, incurred in connection with the Initial Offering. The Company will reimburse such expenses (i) immediately prior to or upon the occurrence of a liquidity event, including (A) the listing of the Company’s common stock on a national securities exchange or (B) a merger, consolidation or a sale of substantially all of the Company’s assets or any similar transaction or any transaction pursuant to which a majority of the Company’s board of directors then in office are replaced or removed, or (ii) upon the termination of the Amended Advisory Agreement by the Company or by the Advisor. In each such case, the Company only will reimburse CFI after the Company has fully invested the proceeds from the Initial Offering and the Company’s stockholders have received, or are deemed to have received, in the aggregate, cumulative distributions equal to their invested capital plus a 6% cumulative, non-compounded annual pre-tax return on such invested capital. As of December 31, 2023, CFI has paid Sponsor Support totaling $5,374,526.
Note 11 - Variable Interest Entities

As of December 31, 2023 and December 31, 2022, certain VIEs have been identified. In regard to the Company’s investment in the SF Property, the Keller Property, the Summerfield Property, the Valencia Property, the Kacey Property, the DST, the Industry Property, the Longmire Property, the ON3 Property, the West End Property, the Palms Property, and the Pearland Property, the Company has determined itself to be the primary beneficiary because the Company has a significant variable interest in and control over the SF Property, Keller Property, and a controlling interest in the Summerfield Property, the Valencia Property, the Kacey Property, the DST, the Industry Property, the Longmire Property, the ON3 Property, the West End Property, the Palms Property, and the Pearland Property. Therefore, the Company has consolidated the SF Property, the Keller Property, the Summerfield Property, the Valencia Property, the Kacey Property, the DST, the Industry Property, the Longmire Property, the ON3 Property, the West End Property, the Palms Property, and the Pearland Property. In regard to the Company’s investment in the Station DST, the Company has determined itself not to be the primary beneficiary, because the Company does not have a significant variable interest in and control over the Station DST. Therefore, the Company has not consolidated the Station DST. The Company’s maximum exposure to loss from its interest in an unconsolidated VIE as of December 31, 2023 is $5,890,674, related to its investment in a real estate-related asset, the Station DST. Refer to Note 6 - Investments in Real Estate-Related Assets for additional information.

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

CANTOR FITZGERALD INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For lessees, the lease accounting standard ASC 842, Leases requires the lessee to recognize the assets and liabilities that arise from the leases. A lessee can classify a lease as either a finance lease or operating lease based on meeting certain criteria under ASC 842. In connection with the accounting standard, the Company is required to determine the incremental borrowing rate that is used as the discount rate in calculating the present value of lease payments for the duration of the lease term to measure the lease asset, Right-of-Use Asset (“ROU”) and lease liability. Given the extended lease term, estimating the incremental borrowing rate requires significant judgment from the Company. The Company has determined that the two ground leases qualify as operating leases. As of December 31, 2023 and December 31, 2022, the Company has $16,297,074 and $16,383,138 of ROU, respectively and $16,297,074 and $16,383,138 lease liability, respectively. Under the new guidance, for the year ended on December 31, 2023 and December 31, 2022, the Company has recognized lease expense of $736,434 and $696,535, respectively and is included within the accompanying consolidated statements of operations.

The following table reflects the base cash rental payments due from the Company as of December 31, 2023:

Year	Future Base Rent Payments
2024	653,198
2025	653,198
2026	653,198
2027	653,198
2028	653,198
Thereafter	34,593,956
Total	$37,859,946

Litigation and Regulatory Matters

As of December 31, 2023 and December 31, 2022, the Company was not subject to litigation nor was the Company aware of any litigation pending against it. The Company has entered into customary guaranty agreements (the “Guaranty Agreements”) in connection with the financing of certain specific investments, including the acquisition of the GR Property, the FM Property, the Buchanan Property, the CO Property, and the Summerfield Property, as further described in Note 8 — Loans Payable. Pursuant to the Guaranty Agreements, the Company has guaranteed any losses or liabilities that the lenders may incur as a result of the occurrence of certain enumerated bad acts as defined in the Guaranty Agreements. The Company has also guaranteed the repayment of obligations and indebtedness due to the lenders upon the occurrence of certain enumerated events as defined in the Guaranty Agreements. Additionally, in regard to the GR Property, the FM Property, the Buchanan Property, the CO Property, and the Summerfield Property, the Company has also agreed to indemnify the lenders against certain environmental liabilities.

As of December 31, 2023, the Company’s liability under these arrangements is not quantifiable and the potential for the Company to be required to make payments under the Guaranty Agreements is remote. Accordingly, no contingent liability is recorded in the Company’s consolidated balance sheet for these arrangements.

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

The Company’s business and operating results are affected by the financial markets and economic conditions in the United States and throughout the world. Economic uncertainty remains high associated with supply chain and labor shortage concerns, rising financing costs, rising inflationary concerns, market volatility and other geopolitical risks arising from the ongoing conflicts and additional COVID-19 variants. The uncertainty of the economy as it is recovering from the pandemic, combined with other factors including, but

CANTOR FITZGERALD INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

not limited to, the ongoing conflicts in different regions around the world, inflation, labor shortages and supply chain disruption, could, further destabilize the financial markets and geographies in which the Company operates.

LIBOR and other indices which are deemed “benchmarks” are the subject of recent national, international, and other regulatory guidance and proposals for reform. Some of these reforms are already effective while others are still to be implemented. These reforms may cause such benchmarks to perform differently than in the past, or have other consequences which cannot be predicted. Currently, the U.S. Dollar LIBOR has been replaced by the Secured Overnight Financing Rate (“SOFR”) published by the Federal Reserve Bank of New York. The ICE Benchmark Association, or IBA, announced that one-week and two-week month USD LIBOR maturities and non-USA LIBOR maturities to cease publication. While all remaining USD LIBOR maturities ceased immediately after June 30, 2023. At this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or any other reforms to LIBOR that have been implemented. Uncertainty as to the nature of such changes, alternative reference rates or other reforms may adversely affect the market for or value of any securities on which the interest or dividend is determined by reference to LIBOR, loans, derivatives, and other financial obligations or on the Company’s overall financial condition or results of operations.

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

The following describes the methods the Company uses to estimate the fair value of the Company’s financial assets and liabilities:

Investment in real estate, net — The fair value is estimated by utilizing the income approach to value, using a direct capitalization analysis and discounted cash flow analysis, as well as a sales comparison approach where deemed applicable. As of December 31, 2023 and December 31, 2022, the estimated fair value of the Company’s Investment in real estate, net was $1,013,298,000 and $1,084,925,000, respectively. The Company has not elected the fair value option to account for its Investment in real estate, net.

Investments in real estate-related assets — The fair value of the Pennsylvania SPE and the Illinois SPE is estimated by discounting the expected cash flows based on the market interest and preferred return rates for similar loans and preferred equity investments to the Company’s investments. The fair value of the Company’s interest in the Station DST was based upon the Station DST Property appraisal, the fair market value of the mortgage loan encumbering the Station DST Property as of December 31, 2023, and the other tangible assets and liabilities of the Station DST such as cash and reserves, each reflecting the Company’s ownership interest in the Station DST (15%). As of December 31, 2023 and December 31, 2022, the estimated fair value of the Company’s Investments in real estate-related assets was $33,609,600 and $35,815,027 respectively. The Company has not elected the fair value option to account for its Investments in real estate-related assets.

CANTOR FITZGERALD INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Investment in debt securities, at fair value — The Company has measured its investment in debt securities at fair value. The fair value of the CMBS is estimated using third-party broker-dealer quotations, reported trades or valuation pricing estimates from their internal pricing models to determine the reported price. The pricing service providers' internal models for securities such as real estate debt generally consider the attributes applicable to a particular class of the security (e.g., credit rating, seniority), current market data, and estimated cash flows for each security, and collateral performance, as applicable. As of December 31, 2023, the estimated fair value of these debt securities was $9,219,200, and it was classified within Level 2 of the fair value hierarchy. As of December 31, 2022, the company did not have an investment in debt securities.

Loans payable — The fair value is estimated by discounting the expected cash flows based on estimated borrowing rates available to the Company as of the measurement date. The current period liabilities’ carrying and fair values exclude net deferred financing costs. These financial instruments are valued using Level 2 inputs. As of December 31, 2023 and December 31, 2022, the estimated fair value of the Company’s loans payable was $470,173,327 and $405,090,233, respectively (excluding deferred financing costs). The Company has not elected the fair value option, and as such has accounted for its debt using the amortized cost method.

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

Additionally, in conjunction with the Keller Loan, the Company entered into an interest rate cap agreement for a notional amount of $31,277,000. See Note 8 – Loans Payable for further details. The fair value of this interest rate cap is $321,811 and is included with other assets on the consolidated balance sheet as of December 31, 2023.

The table below presents the fair value of the Company’s derivative financial instrument as well as its classification on the consolidated balance sheet as of December 31, 2023 and December 31, 2022:

	Balance Sheet Location	December 31, 2023	December 31, 2022
Derivatives designated as hedging instruments:
Interest rate “pay-fixed” swap	Derivative assets, at fair value	$7,556,416	$9,020,255

CANTOR FITZGERALD INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive loss (“AOCI”) and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the year ended December 31, 2023 and December 31, 2022, an amount of $1,982,370 and $5,584 was reclassified into earnings and has been recorded within Interest expense in the accompanying consolidated statement of operations.

As of December 31, 2023 the Company had the following derivatives that were designated as cash flow hedges of interest rate risk:

	December 31, 2023
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

During the year ended December 31, 2023 and 2022 the Company recorded a loss on derivatives not designated as hedges of $986,967 and a gain of $1,305,759, respectively, within Interest expense in the accompanying consolidated statement of operations.

The following table details the Company’s interest rate derivative not designated as a hedge:

	December 31, 2023
Interest Rate Derivative	Number of Instruments	Notional Amount
Interest Rate Cap	1	31,277,000

Credit Risk-Related Contingent Features

The agreements the Company has with the Company’s derivative counterparties contain cross-default provisions that could trigger a declaration of default on the Company’s derivative obligations if the Company defaults, or is capable of being declared in default, on certain of the Company’s indebtedness. At December 31, 2023, the Company had not been declared in default on any of its derivative obligations. The estimated fair value of the Company’s derivatives in a net asset position was $7,878,227 at December 31, 2023. The estimated fair value of the Company’s derivatives in a net asset position was $10,329,033 at December 31, 2022.

Note 16 – Subsequent Events

Sale of CMBS

On March 18, 2024, the Company sold its investment in $5,060,000 of investment-grade rated Class D BMO 2023-5C2 CMBS with a 5.00% coupon. The Company sold the CMBS for $4,287,647, resulting in a gain on sale of approximately $726,295.

Common Stock Repurchases

Subsequent to December 31, 2023, the Company received and completed 446 eligible repurchase requests for a total of 580,845 shares in the amount of $12,821,760.

Status of the Offerings

As of March 19, 2024, the Company had 14,339,948 shares of its common stock outstanding (consisting of 3,849,067 Class AX Shares, 114,913 Class TX Shares, 1,173,309 Class IX Shares, 1,501,142 Class T Shares, 618,196 Class D Shares, 6,961 Class S Shares, and 7,076,360 Class I Shares) in the Offerings resulting in aggregate net proceeds of $359,880,054 to the Company as payment for such shares.

CANTOR FITZGERALD INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Distributions

As authorized by the board of directors of the Company, on January 4, 2024, the Company declared the following distributions for each class of the Company’s common stock as rounded to the nearest three decimal places ($1.55 on an annual basis):

December Gross Distribution
Class T Shares	$0.1316
Class S Shares	$0.1316
Class D Shares	$0.1316
Class I Shares	$0.1316
Class AX Shares	$0.1316
Class TX Shares	$0.1316
Class IX Shares	$0.1316

The net distributions for each class of common stock (which represents the gross distributions described above less the distribution fee for the applicable class of common stock as described in the Company’s applicable prospectus) are payable to stockholders of record immediately following the close of business on December 31, 2023 and was paid on or about January 8, 2024. These distributions will be paid in cash or reinvested in shares of the Company’s common stock for stockholders participating in the Company’s distribution reinvestment plan. Some or all of the cash distributions may be paid from sources other than cash flow from operations.

As authorized by the board of directors of the Company, on February 6, 2024, the Company declared the following distributions for each class of the Company’s common stock as rounded to the nearest three decimal places ($1.55 on an annual basis):

January Gross Distribution
Class T Shares	$0.1313
Class S Shares	$0.1313
Class D Shares	$0.1313
Class I Shares	$0.1313
Class AX Shares	$0.1313
Class TX Shares	$0.1313
Class IX Shares	$0.1313

The net distributions for each class of common stock (which represents the gross distributions described above less the distribution fee for the applicable class of common stock as described in the Company’s applicable prospectus) are payable to stockholders of record immediately following the close of business on January 31, 2024 and was paid on or about February 8, 2024. These distributions will be paid in cash or reinvested in shares of the Company’s common stock for stockholders participating in the Company’s distribution reinvestment plan. Some or all of the cash distributions may be paid from sources other than cash flow from operations.

As authorized by the board of directors of the Company, on March 5, 2024, the Company declared the following distributions for each class of the Company’s common stock as rounded to the nearest three decimal places ($1.55 on an annual basis):

February Gross Distribution
Class T Shares	$0.1228
Class S Shares	$0.1228
Class D Shares	$0.1228
Class I Shares	$0.1228
Class AX Shares	$0.1228
Class TX Shares	$0.1228
Class IX Shares	$0.1228

The net distributions for each class of common stock (which represents the gross distributions described above less the distribution fee for the applicable class of common stock as described in the Company’s applicable prospectus) are payable to stockholders of record immediately following the close of business on February 29, 2024 and was paid on or about March 7, 2024. These distributions will be paid in cash or reinvested in shares of the Company’s common stock for stockholders participating in the Company’s distribution reinvestment plan. Some or all of the cash distributions may be paid from sources other than cash flow from operations.

Schedule III - Real Estate and Accumulated Depreciation as of December 31, 2023

				Initial Costs		Costs Capitalized Subsequent to Acquistion		Gross Amounts at which Carried at the Close of Period(1)
Description	Location	Number of Properties	Encumbrances(2)	Land and Land Improvements	Building and Building Improvemnts	Land and Land Improvements	Building and Building Improvemnts	Land and Land Improvements	Building and Building Improvemnts	Total	Accumulated Depreciation(3)	Acquistion Date
Multifamily Properties:
Keller Property	Carrolton, TX	1	$31,277,000	$7,571,035	$48,070,000	$—	$374,936	$7,571,035	$48,444,936	$56,015,971	$(3,972,521)	February 2021
Summerfield Property	Landover, MD	1	76,575,000	16,119,080	99,779,000	—	1,315,475	16,119,080	101,094,475	117,213,555	(7,599,269)	March 2021
Kacey Property	Kingwood, TX	1	40,640,000	7,800,792	57,841,000	—	371,153	7,800,792	58,212,153	66,012,945	(3,387,843)	November 2021
Industry Property	Columbus, OH	1	43,200,000	5,615,449	59,885,000	—	241,516	5,615,449	60,126,516	65,741,965	(3,375,842)	December 2021
Longmire Property	Conroe, TX	1	20,000,000	2,391,048	40,896,000	—	1,463,215	2,391,048	42,359,215	44,750,263	(2,028,025)	April 2022
West End Property	Lenexa, KS	1	29,000,000	1,692,298	65,746,000	—	1,525,418	1,692,298	67,271,418	68,963,716	(2,645,875)	August 2022
Palms Property	Houston, TX	1	20,000,000	6,177,953	41,275,000	—	1,153,967	6,177,953	42,428,967	48,606,920	(1,650,658)	August 2022
Pearland Property	Pearland, TX	1	22,500,000	3,536,337	35,929,000	—	-	3,536,337	35,929,000	39,465,337	(534,853)	June 2023
Total Multifamily Properties		8	283,192,000	50,903,992	449,421,000	—	6,445,681	50,903,992	455,866,681	506,770,672	(25,194,885)
Retail Properties:
GR Property	Grand Rapids, MI	1	4,500,000	934,021	5,769,179	—	—	934,021	5,769,179	6,703,200	(1,216,490)	July 2017
DST Property	Various	7	22,495,184	4,989,000	28,512,000	—	—	4,989,000	28,512,000	33,501,000	(3,612,822)	September 2017
Total Retail Properties		8	26,995,184	5,923,021	34,281,179	—	—	5,923,021	34,281,179	40,204,200	(4,829,311)
Office Properties:
FM Property	Fort Mill, SC	1	21,000,000	4,253,467	30,301,872	—	—	4,253,467	30,301,872	34,555,339	(5,820,005)	February 2018
CO Property	Columbus, OH	1	26,550,000	5,807,930	39,086,467	—	—	5,807,930	39,086,467	44,894,397	(6,452,119)	July 2018
SF Property	San Francisco, CA	1	—	2,968,508	8,301,000	—	—	2,968,508	8,301,000	11,269,508	(881,981)	September 2019
De Anza Property	Cupertino, CA	1	—	—	60,178,379	—	—	-	60,178,379	60,178,379	(3,793,295)	July 2021
Valencia Property	Santa Clarita, CA	1	55,200,000	18,826,223	56,593,809	—	—	18,826,223	56,593,809	75,420,032	(3,567,345)	July 2021
ON3 Property	Nutley, NJ	1	66,731,250	7,921,552	108,468,103	—	—	7,921,552	108,468,103	116,389,655	(4,751,274)	April 2022
Total Office Properties		6	169,481,250	39,777,680	302,929,630	—	—	39,777,680	302,929,630	342,707,310	(25,266,019)
Warehouse Properties:

Lewisville Property	Lewisville, TX	1	—	1,714,710	11,514,635	—	—	1,714,710	11,514,635	13,229,345	(1,848,819)	November 2018
Fisher Road Property	Columbus, OH	1	—	4,327,876	50,888,008	—	18,432	4,327,876	50,906,440	55,234,316	(2,392,654)	March 2022
Total Warehouse Properties		2	—	6,042,586	62,402,643	—	18,432	6,042,586	62,421,075	68,463,661	(4,241,473)
Distribution Center Properties:
Buchanan Property	Phoenix, AZ	1	9,600,000	2,528,249	16,700,000	—	—	2,528,249	16,700,000	19,228,249	(1,704,792)	November 2019
Madison Ave Property	Cleveland, OH	1	—	3,107,970	22,945,465	—	—	3,107,970	22,945,465	26,053,435	(1,544,406)	May 2021
Total Distribution Center Properties		2	9,600,000	5,636,219	39,645,465	—	—	5,636,219	39,645,465	45,281,684	(3,249,198)
Land:
Mount Comfort Land	Greenfield, IN	—	—	696,934	—	—	—	696,934	—	696,934	—	October 2022
Total Land		—	—	696,934	—	—	—	696,934	—	696,934	—

Total		26	$489,268,434	$108,980,432	$888,679,917	$—	$6,464,113	$108,980,432	$895,144,029	$1,004,124,461	$(62,780,887)

Note: (1) As of December 31, 2023, the aggregate cost basis for tax purposes was approximately $998 million.

(2) Encumbrances excludes $44.5 million outstanding on the Company's Credit Facility as of December 31, 2023.

(3) Refer to Note 2 to the Company's consolidated financial statements for details of depreciable lives.

The following table summarizes activity for real estate and accumulated depreciation for the years ended December 31, 2023 and December 31, 2022:

	December 31, 2023	December 31, 2022
Real Estate:
Balance at the beginning of year	$961,034,128	$627,964,239
Additions during the year:
Land and land improvements	3,536,337	23,207,661
Building and building improvements	39,553,996	309,862,228
Balance at the end of the year	$1,004,124,461	$961,034,128

Accumulated Depreciation:
Balance at the beginning of year	$(38,540,964)	$(18,256,155)
Accumulated depreciation	(24,239,923)	(20,284,809)
Balance at the end of the year	$(62,780,887)	$(38,540,964)