Form 10-Q
period 2024-03-31
Cantor Fitzgerald Income Trust, Inc.
filed 2024-05-15
CIK 1666244

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 7, 2024, the registrant had 3,844,818 Class AX Shares, 1,171,374 Class IX Shares, 66,685 Class TX Shares, 6,825,971 Class I Shares, 1,492,284 Class T Shares, 616,972 Class D Shares and 6,989 Class S Shares of $0.01 par value common stock outstanding.

CANTOR FITZGERALD INCOME TRUST, INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

CANTOR FITZGERALD INCOME TRUST, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2024	December 31, 2023
Assets
Investment in real estate, net of accumulated depreciation of $69,013,676 and $62,780,887, respectively	$936,144,850	$941,343,574
Cash and cash equivalents	28,187,764	30,386,460
Restricted cash	9,033,433	9,506,260
Investments in real estate-related assets	30,224,713	30,290,674
Investment in debt securities, at fair value	6,229,688	9,219,200
Intangible assets, net of accumulated amortization of $37,466,514 and $34,745,510 respectively	72,480,699	75,201,703
Operating lease right-of-use asset	16,275,088	16,297,074
Derivative assets, at fair value	8,620,884	7,556,416
Prepaid expenses and other assets	11,298,046	12,125,637
Deferred rent receivable	12,039,282	11,575,495
Total assets	$1,130,534,447	$1,143,502,493
Liabilities and Equity
Liabilities
Loans payable, net of deferred financing costs of $4,291,617 and $4,598,656, respectively	$537,476,817	$529,169,778
Intangible liabilities, net of accumulated amortization of $6,392,915 and $5,897,213, respectively	18,793,397	19,289,099
Operating lease liability	16,275,088	16,297,074
Distributions payable	1,864,104	1,931,977
Restricted reserves	6,989,918	10,716,532
Due to related parties	8,883,730	5,776,223
Deferred revenue	1,672,428	1,937,965
Accrued interest payable	2,306,748	1,932,231
Accounts payable and accrued expenses	3,671,577	4,945,235
Total liabilities	$597,933,807	$591,996,114
Commitments and contingencies (Note 13)
Stockholders' equity
Controlling interest
Preferred stock, $0.01 par value per share, 50,000,000 shares authorized, and 0 issued and outstanding at each March 31, 2024 and December 31, 2023	—	—
Class AX common stock, $0.01 par value per share, 10,000,000 shares authorized, and 3,849,786 and 3,848,941 issued and outstanding at March 31, 2024 and December 31, 2023, respectively	38,498	38,489
Class TX common stock, $0.01 par value per share, 5,000,000 shares authorized, and 113,917 and 178,873 issued and outstanding at March 31, 2024 and December 31, 2023, respectively	1,139	1,789
Class IX common stock, $0.01 par value per share, 5,000,000 shares authorized, and 1,171,486 and 1,178,536 issued and outstanding at March 31, 2024 and December 31, 2023, respectively	11,715	11,785
Class T common stock, $0.01 par value per share, 100,000,000 shares authorized, and 1,494,026 and 1,462,448 issued and outstanding at March 31, 2024 and December 31, 2023, respectively	14,940	14,626
Class S common stock, $0.01 par value per share, 20,000,000 shares authorized, and 6,961 issued and 7,086 outstanding at each March 31, 2024 and December 31, 2023, respectively	70	71
Class D common stock, $0.01 par value per share, 60,000,000 shares authorized, and 617,506 issued and 644,697 outstanding at each March 31, 2024 and December 31, 2023, respectively	6,175	6,447
Class I common stock, $0.01 par value per share, 200,000,000 shares authorized, and 6,944,256 and 7,313,276 issued and outstanding at March 31, 2024 and December 31, 2023, respectively	69,443	73,133
Additional paid-in capital	367,036,160	376,712,427
Retained earnings/accumulated deficit and cumulative distributions	(91,109,642)	(85,445,999)
Accumulated other comprehensive income/(loss)	862,088	755,642
Total controlling interest	276,930,586	292,168,410
Non-controlling interests in subsidiaries	255,670,054	259,337,969
Total stockholders' equity	532,600,640	551,506,379
Total liabilities and stockholders' equity	$1,130,534,447	$1,143,502,493

See accompanying notes to consolidated financial statements

CANTOR FITZGERALD INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months
	Ended March 31,
	2024	2023
Revenues:
Rental revenues	$18,031,092	$17,018,967
Preferred return income	247,675	241,707
Income from mezzanine loan investment	264,058	257,690
Other property operating revenues	4,603,116	3,753,209
Total revenues	23,145,941	21,271,573
Operating expenses (income):
General and administrative expenses	67,311	4,894,511
Depreciation and amortization	8,898,000	8,737,117
Management fees	1,658,526	1,764,464
Property operating expenses	8,982,616	7,668,693
Total operating expenses	19,606,453	23,064,785
Other income (expense):
Income from investments in real estate-related assets	37,276	8,348
Interest income	253,824	275,913
Net gain from investment in debt securities, at fair value	1,415,301	—
Interest expense	(6,543,732)	(5,140,423)
Total other income (expense)	(4,837,331)	(4,856,162)
Net income (loss)	$(1,297,843)	$(6,649,374)
Net income (loss) attributable to non-controlling interest	(1,216,490)	(1,274,533)
Net income (loss) attributable to common stockholders	$(81,353)	$(5,374,841)
Weighted average shares outstanding	14,538,347	15,685,035
Net income (loss) per common share - basic and diluted	$(0.01)	$(0.34)

See accompanying notes to consolidated financial statements

CANTOR FITZGERALD INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	For the Three Months
	Ended March 31,
	2024	2023
Net income (loss)	$(1,297,843)	$(6,649,374)
Other comprehensive income (loss)
Unrealized gain (loss) on derivative instruments	1,064,468	(1,622,764)
Comprehensive income (loss)	(233,375)	(8,272,138)
Amounts attributable to noncontrolling interests
Net income (loss)	(1,216,490)	(1,274,533)
Unrealized gain (loss) on derivative instruments	958,022	(1,460,487)
Comprehensive income (loss) attributable to noncontrolling interests	(258,468)	(2,735,020)
Comprehensive income (loss) attributable to common stockholders	$25,093	$(5,537,118)

See accompanying notes to consolidated financial statements

CANTOR FITZGERALD INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

	Controlling Interest
																Retained Earnings/
	Common Stock														Additional	Accumulated Deficit and	Accumulated Other	Non-	Total
	Class AX		Class TX		Class IX		Class I		Class T		Class D		Class S		Paid-In	Cumulative	Comprehensive	controlling	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Distributions	Income/(loss)	interest	Equity
Balance as of January 1, 2023	3,864,320	$38,643	719,803	$7,198	1,222,180	$12,222	7,582,500	$75,825	1,280,789	$12,809	531,864	$5,318	6,910	$69	$389,390,600	$(55,143,655)	$902,026	$260,028,582	$595,329,637
Common stock issued (transferred)	120,869	1,209	(120,959)	(1,209)	—	—	691,739	6,917	171,609	1,715	112,705	1,127	—	—	26,154,932	—	—	—	26,164,691
Common stock repurchased	(105,744)	(1,057)	(9,682)	(97)	(5,798)	(58)	(251,928)	(2,519)	(43,413)	(434)	(6,643)	(66)	—	—	(11,211,168)	—	—	—	(11,215,399)
Distribution reinvestment	20,019	200	3,112	31	6,136	61	27,502	275	4,291	43	2,313	23	20	—	1,695,335	—	—	—	1,695,968
Offering costs, commissions and fees	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(401,701)	—	—	—	(401,701)
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(5,374,841)	—	(1,274,533)	(6,649,374)
Distributions declared on common stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(5,802,997)	—	—	(5,802,997)
Designated derivatives, fair value adjustments	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(162,277)	(1,460,487)	(1,622,764)
Non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(3,425,858)	(3,425,858)
Balance as of March 31, 2023	3,899,464	$38,995	592,274	$5,923	1,222,518	$12,225	8,049,813	$80,498	1,413,276	$14,133	640,239	$6,402	6,930	$69	$405,627,998	$(66,321,493)	$739,749	$253,867,704	$594,072,203

	Controlling Interest
																Retained Earnings/
	Common Stock														Additional	Accumulated Deficit and	Accumulated Other	Non-	Total
	Class AX		Class TX		Class IX		Class I		Class T		Class D		Class S		Paid-In	Cumulative	Comprehensive	controlling	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Distributions	Income/(loss)	interest	Equity
Balance as of January 1, 2024	3,848,941	$38,489	178,873	$1,789	1,178,536	$11,785	7,313,276	$73,133	1,462,448	$14,626	644,697	$6,447	7,086	$71	$376,712,427	$(85,445,999)	$755,642	$259,337,969	$551,506,379
Common stock issued (transferred)	65,246	653	(65,389)	(655)	—	—	152,915	1,529	72,462	724	679	6	—	—	5,046,200	—	—	—	5,048,457
Common stock repurchased	(89,081)	(891)	(1,045)	(10)	(14,057)	(140)	(547,033)	(5,470)	(48,716)	(488)	(30,936)	(309)	(166)	(1)	(16,136,480)	—	—	—	(16,143,789)
Distribution reinvestment	24,680	247	1,478	15	7,007	70	25,098	251	7,832	78	3,066	31	41	—	1,532,610	—	—	—	1,533,302
Offering costs, commissions and fees	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(118,597)	—	—	—	(118,597)
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(81,353)	—	(1,216,490)	(1,297,843)
Distributions declared on common stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(5,582,290)	—	—	(5,582,290)
Designated derivatives, fair value adjustments	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	106,446	958,022	1,064,468
Non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(3,409,447)	(3,409,447)
Balance as of March 31, 2024	3,849,786	38,498	113,917	1,139	1,171,486	11,715	6,944,256	69,443	1,494,026	14,940	617,506	6,175	6,961	70	$367,036,160	$(91,109,642)	$862,088	$255,670,054	$532,600,640

See accompanying notes to consolidated financial statements

CANTOR FITZGERALD INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months
	Ended March 31,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$(1,297,843)	$(6,649,374)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	9,205,038	8,960,886
(Gain) from investments in real estate-related assets	(37,276)	(8,348)
(Realized Gain) from sale of investment in debt securities	(711,645)	—
Amortization of above-market lease intangibles	49,095	49,095
Amortization of below-market lease intangibles	(489,003)	(489,002)
Unrealized gain from investment in debt securities	(573,840)	—
Changes in assets and liabilities:
Proceeds from investments in real estate-related assets	103,237	137,649
(Increase) in deferred rent receivable	(463,787)	(607,668)
Decrease/(increase) in prepaid expenses and other assets	827,591	(1,004,164)
Increase/(decrease) in due to related parties	3,107,507	(460,221)
(Decrease)/increase in deferred revenue	(265,537)	177,773
(Decrease) in restricted reserves	(3,726,614)	(2,296,280)
(Decrease) in accounts payable and accrued expenses	(1,341,531)	(2,773,625)
Increase in accrued interest payable	374,517	208,509
Net cash provided by/(used in) operating activities	4,759,909	(4,754,770)
Cash flows from investing activities:
Capital improvements to real estate	(1,034,065)	(779,651)
Proceeds from sale/repayment of investment in debt securities	4,274,997	—
Net cash provided by/(used in) investing activities	3,240,932	(779,651)
Cash flows from financing activities:
Borrowings under credit facility	8,000,000	5,000,000
Proceeds from issuance of common stock, net	4,929,860	25,762,990
Distributions	(4,048,988)	(8,853,137)
Payments for redemptions of common stock	(16,143,789)	(8,779,503)
Non-controlling interest distributions	(3,509,447)	(3,425,858)
Non-controlling interest contribution	100,000	—
Payment of deferred financing costs	—	(8,700)
Net cash (used in)/provided by financing activities	(10,672,364)	9,695,792
Net increase/(decrease) in cash and cash equivalents and restricted cash	(2,671,523)	4,161,371
Cash and cash equivalents and restricted cash, at beginning of period	39,892,720	38,533,421
Cash and cash equivalents and restricted cash, at end of period	$37,221,197	$42,694,792
Reconciliation of cash and cash equivalents and restricted cash
Cash and cash equivalents	$28,187,764	$33,159,146
Restricted cash	9,033,433	9,535,646
Total cash and cash equivalents and restricted cash	$37,221,197	$42,694,792
Supplemental disclosure of cash flow information:
Cash paid for interest	$5,839,985	$4,796,842
Non-cash investing and financing activities:
Distribution reinvestment	$1,533,302	$1,695,968
Distributions payable	$1,854,574	$2,093,255

See accompanying notes to consolidated financial statements

CANTOR FITZGERALD INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Organization and Business Purpose

Cantor Fitzgerald Income Trust, Inc., formerly known as Rodin Global Property Trust, Inc. (the “Company”) was formed on February 2, 2016 as a Maryland corporation that has elected and qualified to be taxed as a real estate investment trust (“REIT”) for United States (“U.S.”) federal income tax purposes beginning with the taxable year ending December 31, 2017. The Company’s unaudited consolidated financial statements include Cantor Fitzgerald Income Trust Operating Partnership, L.P., (the “Operating Partnership”) and its operating subsidiaries. Substantially all of the Company’s business is conducted through the Operating Partnership, a Delaware limited partnership formed on February 11, 2016. The Company is the sole general and a limited partner of the Operating Partnership. Unless the context otherwise requires, the “Company” refers to the Company and the Operating Partnership. The Company currently operates its business in one reportable segment, which focuses on investing in and managing income-producing commercial properties and multifamily properties, as well as other real estate-related assets.

On February 2, 2016, the Company was capitalized with a $200,001 investment by the Company’s sponsor, Cantor Fitzgerald Investors, LLC (“CFI”) through the purchase of 8,180 Class A shares. In addition, a wholly owned subsidiary of CFI, Cantor Fitzgerald Income Trust OP Holdings, LLC, (the “Special Unit Holder”), has invested $1,000 in the Operating Partnership and has been issued a special class of limited partnership units (“Special Units”), which is recorded as a non-controlling interest on the consolidated balance sheet as of March 31, 2024. The Company registered with the Securities and Exchange Commission (“SEC”) an offering of up to $1.25 billion in shares of common stock, consisting of up to $1.0 billion in shares in the Company’s primary offering (the “Primary Offering”) and up to $250 million in shares pursuant to its distribution reinvestment plan (the “DRP”, and together with the Primary Offering, the “Initial Offering”). On May 18, 2017, the Company satisfied the minimum offering requirement as a result of CFI’s purchase of $2.0 million in Class I shares (the “Minimum Offering Requirement”). On March 20, 2020, the Company filed a registration statement on Form S-11 with the SEC for a proposed second public offering (the “Follow-On Offering”). Subsequently, on July 31, 2020, the Company terminated the Primary Offering but is continuing to offer up to $50.0 million of common stock pursuant to the DRP. On August 10, 2020, the SEC declared the Follow-On Offering effective. In the Follow-On Offering, the Company was offering up to $1 billion in shares of common stock in a primary offering on a best efforts basis and $250 million in shares of common stock to be issued pursuant to the DRP. On July 30, 2020, the Company, amended its charter (as amended, the “Charter”) to redesignate its currently issued and outstanding Class A shares of common stock, Class T shares of common stock and Class I shares of common stock as “Class AX Shares,” “Class TX Shares” and “Class IX Shares,” respectively. In addition, on July 30, 2020, as set forth in the Charter, the Company has reclassified the authorized but unissued portion of its common stock into four additional classes of common stock: Class T Shares, Class S Shares, Class D Shares, and Class I Shares. The Class AX shares, Class TX shares and Class IX shares generally have the same rights, including voting rights, as the Class T shares, Class S shares, Class D shares and Class I shares that the Company is offering pursuant to the Follow-On Offering. On August 9, 2023, the Company filed a registration statement on Form S-11 with the SEC for a proposed third public offering (the "Third Offering"), which was declared effective on February 7, 2024. In the Third Offering, the Company is offering up to $1 billion in shares of common stock in a primary offering on a best efforts basis and $250 million in shares of common stock to be issued pursued to a distribution reinvestment plan (Refer to Note 9 – Stockholders’ Equity).

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

As of March 31, 2024, the Company owned the following investments:

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
•
An acre of land located in Greenfield, IN (the "Mount Comfort Land").
•
A controlling interest of (5%) in a Delaware Statutory Trust, CF Pearland Multifamily DST (the "Pearland DST"), which owns a multifamily residential property located in Pearland, TX (the "Pearland Property").
•
An investment in $7,500,000 of investment-grade rated (BBB/Fitch; BBB/Kroll) Class D BMO 2023-5C1 commercial mortgage-backed securities ("CMBS") with a 4.00% coupon. The Company paid $0.69 on the dollar for the securities.

The Company is externally managed by Cantor Fitzgerald Income Advisors, LLC, (the “Advisor”), a Delaware limited liability company and wholly owned subsidiary of CFI. CFI is a wholly owned subsidiary of CFIM Holdings, LLC, which is a wholly owned subsidiary of Cantor Fitzgerald, L.P. (“CFLP”).

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

The Company evaluates all of its investments in real estate-related assets to determine if they are VIEs utilizing judgments and estimates that are inherently subjective. If different judgments or estimates were used for these evaluations, it could result in differing conclusions as to whether or not an entity is a VIE and whether or not to consolidate such entity. As of March 31, 2024 and December 31, 2023, the Company concluded that it had investments in VIEs. Refer to Note 11 — Variable Interest Entities for additional information.

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

Current Expected Credit Losses (“CECL”)

The Company adopted Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments—Credit Losses (Topic 326)—Measurement of Credit Losses on Financial Instruments, and related amendments on January 1, 2023. In accordance with the guidance in ASC Topic 326, the Company presents its financial assets that are measured at amortized cost, net of an allowance for credit losses, which represents the amount expected to be collected over their estimated life. Expected credit losses for newly recognized financial assets carried at amortized cost, as well as changes to expected lifetime credit losses during the period, are recognized in earnings. The CECL methodology represents a significant change from prior U.S. GAAP and replaced the prior multiple impairment methods, which generally required that a loss be incurred before it was recognized. Within the life cycle of a loan or other financial asset in scope, the methodology generally results in the earlier recognition of the provision for credit losses and the related allowance for credit losses than under prior U.S. GAAP. The CECL methodology’s impact on expected credit losses, among other things, reflects the Company’s view of the current state of the economy, forecasted macroeconomic conditions and the Company’s portfolios.

Deferred Rent Receivable

Deferred rent receivable represents rent earned in excess of rent received as a result of straight-lining rents over the terms of the leases on the FM Property, the CO Property, the Lewisville Property, the SF Property, the Buchanan Property, the DST, the Madison Ave Property, the Valencia Property, the De Anza Property, the Fisher Road Property, the ON3 Property, and the Mount Comfort Land in accordance with ASC Topic 842, Leases. As of March 31, 2024 and December 31, 2023, Deferred rent receivable was $12,039,282 and $11,575,495, respectively.

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

The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate assets may not be recoverable. Impairment indicators that the Company considers include, but are not limited to, bankruptcy or other credit concerns of a property’s major tenant, such as a history of late payments, rental concessions and other factors, a significant decrease in a property’s revenues due to lease terminations, vacancies, co-tenancy clauses, reduced lease rates or other circumstances. When indicators of potential impairment are present, the Company assesses the recoverability of the assets by determining whether the carrying amount of the assets will be recovered through the undiscounted future cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying amount, the Company will adjust the real estate assets to their respective fair values and recognize an impairment loss. Generally, fair value is determined using a discounted cash flow analysis and recent comparable sales transactions. As of March 31, 2024 and December 31, 2023, no impairment losses have been identified.

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

Income recognition is suspended for a mezzanine loan investment at the earlier of the date at which payments become 90-days past due or when, in the opinion of management, a full recovery of income and principal becomes doubtful. When the ultimate collectability of the principal of an impaired mezzanine loan investment is in doubt, all payments are applied to principal under the cost recovery method. When the ultimate collectability of the principal of an impaired mezzanine loan investment is not in doubt, contractual income from mezzanine loan is recorded as income from mezzanine loan when received, under the cash basis method until an accrual is resumed when the mezzanine loan investment becomes contractually current and performance is demonstrated to be resumed. A mezzanine loan investment is written off when it is no longer realizable and/or legally discharged. Pursuant to the adoption of the CECL accounting standards, the Company has made an accounting policy election not to measure an allowance for credit losses on accrued interest receivable amounts as the Company writes-off the uncollectible accrued interest receivable balance in a timely manner. As of March 31, 2024 and December 31, 2023, no credit impairment losses have been identified.

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

Income recognition is suspended for a preferred equity investment at the earlier of the date at which payments become 90-days past due or when, in the opinion of management, a full recovery of income and principal becomes doubtful. When the ultimate collectability of the principal of an impaired preferred equity investment is in doubt, all payments are applied to principal under the cost recovery method. When the ultimate collectability of the principal of an impaired preferred equity investment is not in doubt, contractual preferred return income is recorded as preferred return income when received, under the cash basis method until an accrual is resumed when the preferred return investment becomes contractually current and performance is demonstrated to be resumed. A preferred return investment is written off when it is no longer realizable and/or legally discharged. Pursuant to the adoption of the CECL accounting standards, the Company has made an accounting policy election not to measure an allowance for credit losses on accrued interest receivable amounts as the Company writes-off the uncollectible accrued interest receivable balance in a timely manner. As of March 31, 2024 and December 31, 2023, no credit impairment losses have been identified.

Unconsolidated Equity Method Investments

The Company performs consolidation analysis in accordance with ASC Topic 810, Consolidation, as described in the “Variable Interest Entities” section of this Note 2. The Company has determined, as a result of its analysis, that it is not the primary beneficiary of its investment in the Station DST, and therefore has not consolidated the entity. The Company has accounted for its investment in the Station DST, which is controlled and managed by CFI, under the equity method of accounting, and included within Investments in real estate-related assets on the Company’s consolidated balance sheet. In accordance with ASC Topic 323, Investments-Equity Method and Joint Ventures, the Company is able to exercise significant influence over this investee. Under the equity method, the investment is adjusted each period for capital contributions and distributions and its share of the entity’s net income (loss). Capital contributions, distributions and net income (loss) of such entity is recorded in accordance with the terms of the governing documents. An allocation of net income (loss) may differ from the stated ownership percentage interest in such entity as a result of preferred returns and allocation formulas, if any, as described in such governing documents. Investments in real estate-related assets are periodically reviewed for impairment based on projected cash flows from the underlying investment. If an impairment is identified, the carrying value of the investment will be reduced to the anticipated recoverable amount. As of March 31, 2024 and December 31, 2023, no impairment has been identified.

Investments in Debt Securities, at Fair Value

Commercial Mortgage-Backed Securities

As of March 31, 2024 and December 31, 2023, the Company's investment in debt securities consisted of CMBS, which are securities backed by one or more mortgage loans secured by real estate assets, corporate bonds, term loans, mezzanine loans, and other debt issued by real estate-related companies or secured by real estate assets. These financial instruments are reported at fair value. CMBS debt securities are presented at fair value in the Company’s consolidated balance sheets. Interest income and changes in fair value of these debt securities are recognized as net gains (losses) from investment in debt securities in the Company’s consolidated statements of operations. During the three months ended March 31, 2024, the Company recognized a net gain of $1,415,301 on these securities. The Company generally determines the fair value of its investments in debt securities by utilizing third-party pricing service providers whenever available.

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

Deferred Financing Costs

Costs incurred in connection with obtaining financing are capitalized and amortized over the term of the related loan on a straight-line basis, which approximates the effective interest method. The carrying value of the deferred financing costs at March 31, 2024 and December 31, 2023 was $4,291,617 and $4,598,656, respectively, which is net of accumulated amortization of $2,602,971 and $2,295,932, respectively, and recorded as an offset to the related debt. For the three months ended March 31, 2024 and March 31, 2023, amortization of deferred financing costs was $307,039 and $223,771, respectively, and is included in Interest expense on the accompanying consolidated statements of operations.

Revenue Recognition

Rental revenue is recognized on a straight-line basis over the life of the respective leases.

Preferred return income from the Company’s preferred equity investment is recognized when earned and accrued based on the outstanding investment balance.

Income from mezzanine loan investment is recognized when earned and accrued based on the outstanding loan balance.

Income from CMBS is recognized on an accrual basis along with any changes in the fair value. The changes in fair value are reflected as an adjustment to net gain from investment in debt securities. Refer to Note 7 — Investment in Debt Securities, at fair value for additional information.

Other Property Operating Revenues

Other property operating revenues include tenant reimbursement income and revenues received from tenants to cover utilities and other amenities. The tenant reimbursement income is derived from certain property operating expenses, including real estate taxes and insurance, among others, which are paid by the Company and are reimbursed by the tenants of the Company’s properties pursuant to the terms of the respective leases. These reimbursements and other revenues received from tenants are reflected as Other property operating revenues in the accompanying consolidated statements of operations, which, for the three months ended March 31, 2024 and March 31, 2023 was $4,603,116 and $3,753,209, respectively.

Property Operating Expenses

Certain property operating expenses, including real estate taxes and insurance, among others, are paid by the Company and may be reimbursed by the tenants of the Company’s properties pursuant to the terms of the respective leases. These expenses incurred are reflected as Property operating expenses in the accompanying consolidated statements of operations, which for the three months ended March 31, 2024 and March 31, 2023 was $8,982,616 and $7,668,693, respectively.

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

Deferred Revenue

Deferred revenue represents unearned rent received in advance from tenants at certain of the Company’s properties, which at March 31, 2024 and December 31, 2023 were $1,672,428 and $1,937,965, respectively.

Distribution Payable

Distribution payable is comprised of amounts of distributions declared by the Company but not yet paid and accrued distributions relating to the Performance Participation Allocation (as defined below in Note 9 – Stockholder’s Equity).

Also included within distribution payable is $9,530 due to certain specific affiliates, including the Sponsor, who are entitled to distributions based on their indirect equity interest in the Summerfield DST (as further described in Note 10 – Related Party Transactions). As of March 31, 2024, return of capital distributions were and are derived from net escrow break proceeds from the syndication of the Summerfield DST beneficial interest offering, with the related proceeds held and reported in cash and cash equivalents on the accompanying consolidated balance sheet.

As of March 31, 2024 and December 31, 2023 the aggregate total amount of distribution payable reported by the Company were $1,864,104 and $1,931,977, respectively.

Restricted Reserves

Restricted reserves are comprised of amounts received from tenants at certain of the Company’s properties for recoverable property operating expenses to be paid by the Company on behalf of the tenants, pursuant to the terms of the respective lease arrangements, which at March 31, 2024 and December 31, 2023 were $6,989,918 and $10,716,532, respectively.

Due to Related Parties

Due to related parties is comprised of amounts contractually owed by the Company for various services provided to the Company from related parties, which at March 31, 2024 and December 31, 2023 were $8,883,730 and $5,776,223, respectively (See Note 10 – Related Party Transactions).

Organization and Offering Costs

The Advisor has agreed to pay, on behalf of the Company, all organizational and offering costs (including legal, accounting, and other costs attributable to the Company’s organization and offering, but excluding upfront selling commissions, dealer manager fees and distribution fees) (“O&O Costs”) through the first anniversary of the date on which the Company satisfied the Minimum Offering Requirement, which was May 18, 2018 (the “Escrow Break Anniversary”). After the Escrow Break Anniversary, the Advisor, in its sole discretion, may pay some or all of the additional O&O Costs incurred, but is not required to do so. To the extent the Advisor pays such additional O&O Costs, the Company is obligated to reimburse the Advisor subject to the 1% Cap (as defined below). Following the Escrow Break Anniversary, the Company began reimbursing the Advisor for payment of O&O Costs on a monthly basis, which continued through the period ended May 18, 2021; provided, however, that the Company was not obligated to pay any amounts that as a result of such payment would cause the aggregate payments for O&O Costs (less selling commissions, dealer manager fees and distribution fees) paid to the Advisor to exceed 1% of gross proceeds from all the Company’s public offerings (the “1% Cap”), as of such payment date. Any amounts not reimbursed in any period are included in determining any reimbursement liability for a subsequent period. As of March 31, 2024, the Advisor has continued to pay all O&O Costs on behalf of the Company.

As of March 31, 2024 and December 31, 2023, the Advisor has incurred O&O Costs on the Company’s behalf of $14,102,325 and $13,747,936, respectively. As of March 31, 2024 and December 31, 2023, the Company satisfied its obligation to reimburse the Advisor for O&O Costs. As of both March 31, 2024 and December 31, 2023, organizational costs of $90,675 were expensed and offering costs of $3,978,102 were charged to stockholders’ equity. As of both March 31, 2024 and December 31, 2023, the Company has made reimbursement payments of $4,068,777 to the Advisor for O&O Costs incurred.

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

Earnings Per Share

Basic net income (loss) per share of common stock is determined by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is determined by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period, including common stock equivalents. As of March 31, 2024 and December 31, 2023, there were no material common stock equivalents that would have a dilutive effect on net income (loss) per share for common stockholders. All classes of common stock are allocated net income (loss) at the same rate per share.

For the three months ended March 31, 2024 and March 31, 2023, basic and diluted net loss per share was $(0.01) and $(0.34), respectively.

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires financial assets that are measured at amortized cost to be presented, net of an allowance for credit losses, at the amount expected to be collected over their estimated life. Expected credit losses for newly recognized financial assets, as well as changes to credit losses during the period, are recognized in earnings. For certain purchased financial assets with deterioration in credit quality since origination (“PCD assets”), the initial allowance for expected credit losses will be recorded as an increase to the purchase price. Expected credit losses, including losses on off-balance-sheet exposures such as lending commitments, will be measured based on historical experience, current conditions and reasonable and supportable forecasts that affect the collectability of the reported amount. In November 2018, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, to clarify that operating lease receivables accounted for under ASC 842, Leases, are not in the scope of the new credit losses guidance, and, instead, impairment of receivables arising from operating leases should be accounted for in accordance with ASC 842, Leases. In April 2019, the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. The ASU makes changes to the guidance introduced or amended by ASU No. 2016-13 to clarify the scope of the credit losses standard and address guidance related to accrued interest receivable balances, recoveries, variable interest rates and prepayments, among other issues. The ASU also amends guidance in ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, and ASU No. 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. With respect to amendments to ASU No. 2017-12, the guidance addresses partial-term fair value hedges, fair value hedge basis adjustments, and certain transition requirements, along with other issues. In addition, in May 2019, the FASB issued ASU No. 2019-05, Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief. The amendments in this ASU allow entities, upon adoption of ASU No. 2016-13, to irrevocably elect the fair value option for financial instruments that were previously carried at amortized cost and are eligible for the fair value option under ASC 825-10, Financial Instruments: Overall. In November 2019, the FASB issued ASU No. 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842) Effective Dates. Pursuant to this ASU, the effective date of the new credit losses standard was deferred, and the new credit impairment guidance became effective for the Company on January 1, 2023. In addition, in November 2019, the FASB issued ASU No. 2019-11, Codification Improvements to Topic 326, Financial Instruments—Credit Losses. The amendments in this ASU require entities to include certain expected recoveries of the amortized cost basis previously written off, or expected to be written off, in the allowance for credit losses for PCD assets; provide transition relief related to troubled debt restructurings; allow entities to exclude accrued interest amounts from certain required disclosures; and clarify the requirements for applying the collateral maintenance practical expedient. The amendments in ASUs No. 2018-19, 2019-04, 2019-05, 2019-10 and 2019-11 are required to be adopted concurrently with the guidance in ASU No. 2016-13. The Company adopted the standards on their required effective date beginning January 1, 2023. The adoption of the new guidance did not have an impact on the Company's unaudited consolidated financial statements.

In March 2020, the FASB issued ASU No. 2020-03, Codification Improvements to Financial Instruments. This ASU makes narrow-scope amendments related to various aspects pertaining to financial instruments and related disclosures by clarifying or improving the Codification. Certain guidance became effective for the Company for annual periods beginning January 1, 2020, and the adoption of this guidance did not have a material impact on the Company’s unaudited consolidated financial statements. The Company adopted the guidance related to credit losses on the required effective date beginning January 1, 2023. The adoption of the new credit losses guidance did not have an impact on the Company's unaudited consolidated financial statements.

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The guidance is designed to provide relief from the accounting analysis and impacts that may otherwise be required for modifications to agreements (e.g., loans, debt securities, derivatives, and borrowings) necessitated by reference rate reform as entities transition away from LIBOR and other interbank offered rates to alternative reference rates. This ASU also provides optional expedients to enable companies to continue to apply hedge accounting to certain hedging relationships impacted by reference rate reform. Application of the guidance is optional and only available in certain situations. The ASU is effective upon issuance and generally can be applied through December 31, 2022. In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848): Scope. The amendments in this standard are elective and principally apply to entities that have derivative instruments that use an interest rate for margining, discounting, or contract price alignment that is modified as a result of reference rate reform (referred to as the “discounting transition”). The standard expands the scope of ASC 848, Reference Rate Reform and allows entities to elect optional expedients to derivative contracts impacted by the discounting transition. Similar to ASU No. 2020-04, provisions of this ASU are effective upon issuance and generally could be applied through December 31, 2022. During the three months ended June 30, 2023, the Company elected to apply the practical expedients to modifications of qualifying contracts as continuation of the existing contract rather than as a new contract. The adoption of this guidance did not have an impact on the Company's unaudited consolidated financial statements.

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The standard is expected to reduce complexity and improve comparability of financial reporting associated with accounting for convertible instruments and contracts in an entity’s own equity. The ASU also enhances information transparency by making targeted improvements to the related disclosures guidance. Additionally, the amendments affect the diluted EPS calculation for instruments that may be settled in cash or shares and for convertible instruments. The Company adopted the standard on the required effective date beginning January 1, 2024, and it was applied using a modified retrospective method of transition. The adoption of this guidance did not have an impact on the Company’s unaudited consolidated financial statements.

In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The standard improves the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice and inconsistency related to the recognition of an acquired contract liability, as well as payment terms and their effect on subsequent revenue recognized by the acquirer. The ASU requires companies to apply guidance in ASC 606, Revenue from Contracts with Customers, to recognize and measure contract assets and contract liabilities from contracts with customers acquired in a business combination, and, thus, creates an exception to the general recognition and measurement principle in ASC 805, Business Combinations. The Company adopted the standard on the required effective date beginning January 1, 2024, using a prospective transition method for business combinations occurring on or after the effective date. The adoption of this guidance did not have an impact on the Company’s unaudited consolidated financial statements.

In March 2022, the FASB issued ASU No. 2022-02, Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. The guidance is intended to improve the decision usefulness of information provided to investors about certain loan refinancing, restructurings, and write-offs. The standard eliminates the recognition and measurement guidance on TDRs for creditors after they have adopted ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and requires them to make enhanced disclosures about loan modifications for borrowers experiencing financial difficulty. The Company adopted the standard on the required effective date beginning January 1, 2023. The guidance for recognition and measurement of TDRs was applied using a prospective transition method, and the amendments related to disclosures were applied prospectively. The adoption of this guidance did not have an impact on the Company’s unaudited consolidated financial statements

New Accounting Pronouncements

In December 2022, the FASB issued ASU No. 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848. ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting provided optional guidance to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The ASU was effective upon issuance and could be applied through December 31, 2022. Because the current relief in ASC 848, Reference Rate Reform may not cover a period of time during which a significant number of modifications may take place, the amendments in ASU No. 2022-06 defer the sunset date from December 31, 2022 to December 31, 2024, after which entities will no longer be permitted to apply the relief in ASC 848. The ASU is effective upon issuance. Management is currently evaluating the impact of the new standard on the Company’s unaudited consolidated financial statements.

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

In March 2024, the FASB issued ASU No. 2024-02, Codification Improvements—Amendments to Remove References to the Concepts Statements. The Conceptual Framework establishes concepts that the Board considers in developing standards. The ASU was issued to remove references to the Conceptual Framework in the Codification. The FASB noted that references to the Concepts Statements in the Codification could have implied that the Concepts Statements are authoritative. Also, some of the references removed were to Concepts Statements that are superseded. The new guidance will become effective for the Company beginning on January 1, 2025, can be applied either retrospectively to all periods presented or prospectively to all new transactions recognized on or after the adoption date, and early adoption is permitted. Management is currently evaluating the impact of the new standard on the Company’s unaudited consolidated financial statements.

The SEC recently adopted the final rules, The Enhancement and Standardization of Climate-Related Disclosures for Investors that will require registrants to provide climate-related disclosures in a note to the audited financial statements. The disclosures will include certain effects of severe weather events and other natural conditions, including the aggregate amounts and where in the financial statements they are presented. If carbon offsets or renewable energy credits or certificates (RECs) are deemed a material component of the registrant’s plans to achieve its disclosed climate-related targets, registrants will be required to disclose information about the offsets and RECs. Registrants will also be required to disclose whether and how (1) exposures to risks and uncertainties associated with, or known impacts from, severe weather events and other natural conditions and (2) any disclosed climate-related targets or transition plans materially impacted the estimates and assumptions used in preparing the financial statements. Finally, registrants will be required to disclose additional contextual information about the above disclosures, including how each financial statement effect was derived and the accounting policy decisions made to calculate the effects, for the most recently completed fiscal year and, if previously disclosed or required to be disclosed, for the historical fiscal year for which audited consolidated financial statements are included in the filing. Subsequent to the issuance, the SEC has released an order staying the final rules pending judicial review of all of the petitions challenging the rules. Absent the stay, the rules would have been effective for the Company on May 28, 2024 and phased in starting in 2027. Management is currently monitoring the developments pertaining to the final rules and any resulting potential impacts on the Company’s unaudited consolidated financial statements.

Note 3 – Investment in Real Estate

Investment in real estate, net consisted of the following at March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
Building and building improvements	$896,178,094	$895,144,029
Land	108,980,432	108,980,432
Total	1,005,158,526	1,004,124,461
Accumulated depreciation	(69,013,676)	(62,780,887)
Investment in real estate, net	$936,144,850	$941,343,574

As of March 31, 2024, the Company owned interests in 19 real properties and a plot of land as described below:

Portfolio	Ownership Percentage	Location	Number of Properties	Square Feet/ Acre	Remaining Lease Term(1)	Annualized Rental Income(3)	Acquisition Date	Purchase Price(4)
Walgreens Grand Rapids ("GR Property")	100%	Grand Rapids, MI	1	14,552	13.3 years(2)	$500,000	July 2017	$7,936,508
Daimler Trucks North America Office Building ("FM Property")	100%	Fort Mill, SC	1	150,164	4.8 years	$2,670,638	February 2018	$40,000,000
Alliance Data Systems Office Building ("CO Property")	100%	Columbus, OH	1	241,493	8.5 years	$3,362,844	July 2018	$46,950,000
Hoya Optical Labs of America ("Lewisville Property")	100%	Lewisville, TX	1	89,473	4.3 years	$937,060	November 2018	$14,120,000
Williams Sonoma Office Building ("SF Property")	75%	San Francisco, CA	1	13,907	0.0 years(6)	$0	September 2019	$11,600,000
Martin Brower Industrial Buildings ("Buchanan Property")	100%	Phoenix, AZ	1	93,302	8.0 years	$1,083,444	November 2019	$17,300,000
Multifamily Residential Property ("Keller Property")	97%	Carrolton, TX	1	255,627	multiple(5)	$5,638,361	February 2021	$56,500,000
Multifamily Residential Property ("Summerfield Property")	25%	Landover, MD	1	452,876	multiple(5)	$10,595,447	March 2021	$115,500,000
Amazon Last Mile Cleveland ("Madison Ave Property")	100%	Cleveland, OH	1	168,750	7.0 years	$1,555,254	May 2021	$30,800,000
Valencia California ("Valencia Property")	10%	Santa Clarita, CA	1	180,415	11.8 years	$5,323,193	July 2021	$92,000,000
De Anza Plaza Office Buildings ("De Anza Property")	100%	Cupertino, CA	1	83,959	7.3 years	$4,206,056	July 2021	$63,750,000
Multifamily Residential Property ("Kacey Property")	10%	Kingwood, TX	1	296,991	multiple(5)	$5,341,050	November 2021	$67,000,000
Multifamily Residential Property ("Industry Property")	10%	Columbus, OH	1	187,678	multiple(5)	$4,772,799	December 2021	$81,000,000
Mars Petcare Dry/Cold Storage Facility ("Fisher Road Property")	100%	Columbus, OH	1	465,256	3.2 years	$2,984,877	March 2022	$58,000,000
Multifamily Residential Property ("Longmire Property")	96.46%	Conroe, TX	1	231,720	multiple(5)	$3,211,114	April 2022	$43,400,000
Office Tower ("ON3 Property")	10%	Nutley, NJ	1	332,818	14.8 years	$7,245,828	April 2022	$131,667,000
Multifamily Residential Property ("West End Property")	10%	Lenexa, KS	1	299,813	multiple(5)	$5,166,260	August 2022	$69,375,000
Multifamily Residential Property ("Palms Property")	10%	Houston, TX	1	222,672	multiple(5)	$4,010,775	August 2022	$48,000,000
Land ("Mount Comfort Land")	100%	Greenfield, IN	0	1 - acre	12.0 years	$53,140	October 2022	$445,000
Multifamily Residential Property ("Pearland Property")	5%	Pearland, TX	1	219,624	multiple(5)	$4,383,498	June 2023	$40,500,000

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
(6)
The lease with William Sonoma expired on December 31, 2021. As of May 14, 2024, the SF Property is vacant.

Note 4 - Intangibles

The amortization of acquired above-market and/or below-market leases is recorded as an adjustment to Rental revenue on the consolidated statements of operations. For the three months ended March 31, 2024 and March 31, 2023, the net amount of such amortization was included as an increase to rental income of $439,908 and $439,907, respectively.

The amortization of in-place leases is recorded as an adjustment to Depreciation and amortization expense on the consolidated statements of operations. For the three months ended March 31, 2024 and March 31, 2023, the net amount of such amortization was $2,410,482 and $2,574,413, respectively.

The amortization of tax abatement on property improvements is recorded as an adjustment to Depreciation and amortization expense on the consolidated statements of operations. For both the three months ended March 31, 2024 and March 31, 2023, the net amount of such amortization was $261,429.

As of March 31, 2024 and December 31, 2023, the gross carrying amount and accumulated amortization of the Company’s intangible assets consisted of the following:

	March 31, 2024	December 31, 2023
Intangible assets:
In-place lease intangibles	$93,194,479	$93,194,479
Above-market lease intangibles	2,112,734	2,112,734
Tax abatement on property improvements intangibles	14,640,000	14,640,000
Total intangible assets	109,947,213	109,947,213
Accumulated amortization:
In-place lease amortization	(34,345,795)	(31,935,314)
Above-market lease amortization	(680,719)	(631,624)
Tax abatement on property improvements amortization	(2,440,000)	(2,178,572)
Total accumulated amortization	(37,466,514)	(34,745,510)
Intangible assets, net	$72,480,699	$75,201,703

The estimated future amortization on the Company’s intangible assets for each of the next five years and thereafter as of March 31, 2024 is as follows:

Year	In-place Lease Intangibles	Above-market Lease Intangibles	Tax Abatement on Property Improvements	Total
2024 (remaining)	5,638,536	147,284	784,286	6,570,106
2025	7,274,653	196,378	1,045,714	8,516,745
2026	6,526,776	196,378	1,045,714	7,768,868
2027	5,280,474	196,378	1,045,714	6,522,566
2028	4,841,466	196,378	1,045,714	6,083,558
Thereafter	29,286,779	499,219	7,232,858	37,018,856
	$58,848,684	$1,432,015	$12,200,000	$72,480,699

As of March 31, 2024 and December 31, 2023, the gross carrying amount and accumulated amortization of the Company’s Intangible liabilities consisted of the following:

	March 31, 2024	December 31, 2023
Intangible liabilities:
Below-market lease intangibles	$25,186,312	$25,186,312
Accumulated amortization:
Below-market lease amortization	(6,392,915)	(5,897,213)
Intangible liabilities, net	$18,793,397	$19,289,099

The estimated future amortization on the Company’s intangible liabilities for each of the next five years and thereafter as of March 31, 2024 is as follows:

Year	Below-market Lease Intangibles
2024 (remaining)	1,487,107
2025	1,982,809
2026	1,891,681
2027	1,556,636
2028	1,380,785
Thereafter	10,494,379
$18,793,397

Note 5 - Five Year Minimum Rental Payments

The estimated future minimum rents the Company expects to receive for the GR Property, FM Property, CO Property, Lewisville Property, the DST Properties, Buchanan Property, Madison Ave Property, Valencia Property, De Anza Property, Fisher Road Property, ON3 Property, and Mount Comfort Land for each of the next five years and thereafter through the end of the primary term as of March 31, 2024 is as follows:

Year	GR Property	FM Property	CO Property	Lewisville Property	DST Properties	Buchanan Property	Madison Ave Property	Valencia Property	DeAnza Property	Fisher Road Property	ON3 Property	Mount Comfort Land	Total
2024 (remaining)	375,000	2,037,350	2,493,876	707,558	1,729,317	809,362	1,121,884	3,494,731	2,997,829	2,234,392	4,787,083	36,587	22,824,969
2025	500,000	2,770,526	3,356,771	971,713	2,320,167	1,079,150	1,533,241	4,799,430	4,067,880	3,026,878	6,510,433	49,564	30,985,753
2026	500,000	2,826,087	3,392,689	971,713	2,421,044	1,079,150	1,571,572	4,943,413	4,179,206	3,087,361	6,640,642	50,432	31,663,309
2027	500,000	2,883,149	3,428,990	971,713	2,421,044	1,079,150	1,610,862	5,091,716	4,304,583	1,296,901	6,773,455	51,314	30,412,877
2028	500,000	2,940,211	3,465,681	500,432	2,421,044	1,121,781	1,651,133	5,244,468	4,433,720	—	6,908,924	52,212	29,239,606
Thereafter	4,291,667	—	13,284,994	—	20,490,731	3,658,385	3,871,655	41,391,101	12,061,734	—	77,163,802	391,985	176,606,054
Total	$6,666,667	$13,457,323	$29,423,001	$4,123,129	$31,803,347	$8,826,978	$11,360,347	$64,964,859	$32,044,952	$9,645,532	$108,784,339	$632,094	$321,732,568

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

On October 29, 2020, the Station DST acquired the fee simple interest in a 444-unit apartment community located in Irving, Texas (the “Station DST Property”), for a total purchase price of $106 million. The purchase price was comprised of $47.1 million in equity and $58.9 million in proceeds from a mortgage loan. At March 31, 2024, the Station DST Property is 94.77% occupied.

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

The results of operations for the Company’s investments in real estate-related assets for the three months ended March 31, 2024 and March 31, 2023 are summarized below:

	For the Three Months Ended March 31,
Station DST	2024	2023
Revenues	$2,058,235	$1,756,500
Operating expenses	$(1,396,301)	(1,291,992)
Other expenses, net	$(413,428)	(408,854)
Net income	$248,506	$55,654
Net income attributable to the Company(1)	$37,276	$8,348

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

On November 7, 2023, the Company made an investment in $5,060,000 of investment-grade rated Class D BMO 2023-5C2 CMBS with a 5.00% coupon. The Company paid $0.70 on the dollar for the securities. Subsequently, on March 18, 2024, the Company sold its investment in Class D BMO 2023-5C2 CMBS for $4,274,997, resulting in a realized gain of $711,645.

The following table provides additional information for the Company's investment in debt securities as of March 31, 2024 and December 31, 2023:

March 31, 2024
Type of Security	Weighted Average Coupon	Weighted Average Maturity Date	Face Amount	Cost Basis	Fair Value
Class D BMO 2023-5C1 CMBS	4%	8/15/2028	$7,500,000	$5,201,725	$6,229,688
Total debt securities			$7,500,000	$5,201,725	$6,229,688

December 31, 2023
Type of Security	Weighted Average Coupon	Weighted Average Maturity Date	Face Amount	Cost Basis	Fair Value
Class D BMO 2023-5C1 CMBS	4%	8/15/2028	$7,500,000	$5,201,725	$5,425,781
Class D BMO 2023-5C2 CMBS	5%	11/15/2028	$5,060,000	$3,563,352	$3,793,419
Total debt securities			$12,560,000	$8,765,077	$9,219,200

The following table details the interest income, unrealized and realized gain from changes in fair value recognized for the Company's investment in debt securities at fair value:

For the Three Months Ended March 31,
2024
Interest income	$129,817
Unrealized gain	573,839
Realized gain	711,645
Net gain from investment in debt securities	$1,415,301

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

On February 25, 2021, in connection with the purchase of the Keller Property, an indirect subsidiary of the Operating Partnership, 3221 Keller Springs Road Owner, LLC (the “Keller SPE”), entered into a loan agreement (the “Keller Loan”) with CBRE Multifamily Capital, Inc. (the “Keller Lender”) with an outstanding principal amount of $31,277,000. The Loan provides for monthly interest payments and bears interest at an initial floating rate of 2.203% per annum (which will fluctuate monthly), through the maturity date of March 1, 2031. One year after the effective date of the Keller Loan, the Keller SPE has the option to convert the Keller Loan to a 7-year or 10-year fixed rate loan, subject to the conditions set forth in the loan agreement (the “Keller Loan Agreement”). Prior to the funding of the Keller Loan, the Company entered into a rate capitalization agreement with SMBC Capital Markets, Inc., (the “Cap Seller”), in which the Cap Seller agrees to make payments to the Company commencing on February 25, 2021 until March 1, 2024. Under the terms of the rate capitalization agreement, the Cap Seller is obligated to make payments to the Company in the event that 30-Day Average SOFR exceeds the capitalization rate (the “Cap Rate”), of 1.24%. After one year, the Keller SPE may voluntarily prepay all or a portion of the unpaid principal balance of the Keller Loan and all accrued interest thereon and other sums due under the Keller Loan, provided that the Company provides the Keller Lender with prior notice of such prepayment and a prepayment premium of 1% of the principal being prepaid. On January 10, 2024, the Company entered into a new rate capitalization agreement with the Cap Seller, in which the Cap Seller agrees to make payments to the Company commencing on March 1, 2024 until March 1, 2026. Under the terms of the rate capitalization agreement, the Cap Seller is obligated to make payments to the Company in the event that 30-Day Average SOFR exceeds the Cap Rate, of 3.74%.

On March 26, 2021, in connection with the purchase of the Summerfield Property, the Summerfield DST entered into a loan agreement (the “Summerfield Loan”) with Arbor Private Label, LLC for an outstanding amount of $76,575,000. The Summerfield Loan provides for monthly interest payments and bears a fixed interest rate of 3.650% per annum, through the maturity date of April 1, 2031.

On July 7, 2021, in connection with the purchase of the Valencia Property, the Valencia DST entered into a loan agreement (the “Valencia Loan”) with The Northern Trust Company (the “Valencia Lender”) for an outstanding amount of $55,200,000. The Valencia Loan provides for monthly interest payments and bears interest on (i) one hundred ninety-five basis points (1.95%) or (ii) the sum of Auto LIBOR plus the Rate Margin of (1.95%), through the maturity date of July 8, 2031. Prior to the funding of the Valencia Loan, the Company entered into an interest rate swap agreement with The Northern Trust Company (the “Valencia Swap Counterparty”) which calls for the Company to pay a fixed rate of 3.39% per annum on the swap (the “Valencia Swap”) with a notional of $55,200,000 in exchange for a variable rate of LIBOR plus 195 basis points to be paid by the Valencia Swap Counterparty. On April 27, 2023, the Valencia DST amended its agreements for the Valencia Loan and the Valencia Swap to convert the interest rate to SOFR in accordance with ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. Under the terms of the amended agreement, the Valencia Loan bears an annual interest rate of the greater of (i) one hundred ninety-five basis points (1.95%) or (ii) SOFR plus two and three hundredths of one percent (2.03%), through the maturity date of July 8, 2031. The Valencia Swap will maintain the same fixed rate of 3.39% per annum in exchange for a variable rate of SOFR plus 2.03% to be paid by the Valencia Swap Counterparty.

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

Borrowings under the Credit Facility Agreement are available for general corporate purposes, including but not limited to the acquisition and operation of permitted investments. As of March 31, 2024, the Lewisville Property, the Madison Ave Property, the De Anza Property, the Longmire Property, and the Fisher Road Property were pledged as collateral properties under the Citizens Facility.

As of March 31, 2024, the amounts outstanding under the Citizens Facility were approximately $72.5 million.

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

As of March 31, 2024 and December 31, 2023, the Company’s Loans payable balance was $537,476,817 and $529,169,778, net of deferred financing costs, respectively. As of March 31, 2024 and December 31, 2023, deferred financing costs were $4,291,617 and $4,598,656, net of accumulated amortization of $2,602,971 and $2,295,932, respectively, which has been accounted for within Interest expense on the consolidated statements of operations.

Information on the Company’s Loans payable as of March 31, 2024 and December 31, 2023 is as follows:

Description	March 31, 2024
	GR Property	FM Property	CO Property	DST Property	Buchanan Property	Keller Springs Property	Summerfield Property	Valencia Property	Credit Facility	Kacey Property	Industry Property	ON3 Property	West End Property	Palms Property	Pearland Property	Total
Principal amount of loans	$4,500,000	$21,000,000	$26,550,000	$22,495,184	$9,600,000	$31,277,000	$76,575,000	$55,200,000	$72,500,000	$40,640,000	$43,200,000	$66,731,250	$29,000,000	$20,000,000	$22,500,000	$541,768,434
Less: Deferred financing costs, net of accumulated amortization of $2,602,971	(26,849)	(88,107)	(147,189)	(194,652)	(58,573)	(230,727)	(153,720)	(648,997)	(222,747)	(289,708)	(348,911)	(777,479)	(374,493)	(328,156)	(401,309)	(4,291,617)
Loans payable, net of deferred financing costs and amortization	$4,473,151	$20,911,893	$26,402,811	$22,300,532	$9,541,427	$31,046,273	$76,421,280	$54,551,003	$72,277,253	$40,350,292	$42,851,089	$65,953,771	$28,625,507	$19,671,844	$22,098,691	$537,476,817

Description	December 31, 2023
	GR Property	FM Property	CO Property	DST Property	Buchanan Property	Keller Springs Property	Summerfield Property	Valencia Property	Credit Facility	Kacey Property	Industry Property	ON3 Property	West End Property	Palms Property	Pearland Property	Total
Principal amount of loans	$4,500,000	$21,000,000	$26,550,000	$22,495,184	$9,600,000	$31,277,000	$76,575,000	$55,200,000	$64,500,000	$40,640,000	$43,200,000	$66,731,250	$29,000,000	$20,000,000	$22,500,000	$533,768,434
Less: Deferred financing costs, net of accumulated amortization of $2,295,932	(28,898)	(92,725)	(151,528)	(201,034)	(60,340)	(239,043)	(159,192)	(671,248)	(398,392)	(299,125)	(360,127)	(801,445)	(385,575)	(337,867)	(412,117)	(4,598,656)
Loans payable, net of deferred financing costs and amortization	$4,471,102	$20,907,275	$26,398,472	$22,294,150	$9,539,660	$31,037,957	$76,415,808	$54,528,752	$64,101,608	$40,340,875	$42,839,873	$65,929,805	$28,614,425	$19,662,133	$22,087,883	$529,169,778

For the three months ended March 31, 2024 and March 31, 2023, the Company incurred $6,885,885 and $5,329,247, respectively, of interest expense, which is included within Interest expense on the consolidated statements of operations. As of March 31, 2024 and December 31, 2023, $2,306,748 and $1,932,231, respectively, was unpaid and is recorded as accrued interest payable on the Company’s consolidated balance sheets. All of the unpaid interest expense accrued as of March 31, 2024 and December 31, 2023 was paid during April 2024 and January 2024, respectively.

Also included within Interest expense on the consolidated statements of operations is amortization of deferred financing costs, which, for the three months ended March 31, 2024 and March 31, 2023, was $307,039 and $223,771, respectively.

The following table presents the future principal payments due under the Company’s loan agreements as of March 31, 2024:

Year	Amount
2024 (remaining)	72,500,000
2025	—
2026	22,495,184
2027	4,500,000
2028	47,550,000
Thereafter	394,723,250
Total	$541,768,434

Note 9 – Stockholders’ Equity

Initial Public Offering

On October 17, 2016, the Company filed a registration statement with the SEC on Form S-11 in connection with the Initial Offering of up to $1.25 billion in shares of common stock, consisting of up to $1.0 billion in shares in its Primary Offering and up to $250 million in shares pursuant to its DRP. The registration statement was subsequently declared effective on March 23, 2017. On May 18, 2017, the Company satisfied the Minimum Offering Requirement for the Initial Offering as a result of CFI’s purchase of $2.0 million in Class I shares. On March 20, 2020, the Company filed a second registration statement on Form S-11 with the SEC for the Follow-On Offering. Subsequently, on July 31, 2020, the Company terminated the Primary Offering but is continuing to offer up to $50.0 million of common stock pursuant to the DRP pursuant to a Registration Statement on Form S-3. On August 10, 2020, the SEC declared the Follow-On Offering effective. In the Follow-On Offering, the Company was offering up to $1 billion in shares of common stock in a primary offering on a best efforts basis and $250 million in shares of common stock to be issued pursued to the DRP. Additionally, on July 30, 2020, the Company amended its charter (as amended, the “Charter”) to redesignate its issued and outstanding classes of common stock. As described in the Company’s Second Articles of Amendment to Second Articles of Amendment and Restatement, the Company has redesignated its currently issued and outstanding Class A shares of common stock, Class T shares of common stock and Class I shares of common stock as “Class AX Shares,” “Class TX Shares” and “Class IX Shares,” respectively. This change has not impacted the rights associated with the Class A shares. Class T shares and Class I Shares. In addition, on July 30, 2020, as set forth in the Charter, the Company has reclassified the authorized but unissued portion of its common stock into four additional classes of common stock: Class T Shares, Class S Shares, Class D Shares, and Class I Shares. On August 9, 2023, the Company filed a registration statement on Form S-11 with the SEC (the "Third Offering"), which was declared effective on February 7, 2024. In the Third Offering, the Company is offering up to $1 billion in shares of common stock in a primary offering on a best efforts basis and $250 million in shares of common stock to be issued pursued to a distribution reinvestment plan.

As of March 31, 2024, the Company’s total number of authorized shares was 400,000,000, consisting of 10,000,000 of Class AX authorized common shares, 5,000,000 of Class TX authorized common shares, 5,000,000 of Class IX authorized common shares, 100,000,000 of Class T authorized common shares, 20,000,000 of Class S authorized common shares, 60,000,000 of Class D authorized common shares, and 200,000,000 of Class I authorized common shares. The Class AX Shares, Class D Shares, Class I Shares, Class IX Shares, Class S Shares, Class T Shares and Class TX Shares have the same voting rights and rights upon liquidation, although distributions are expected to differ due to the distribution fees payable with respect to Class D Shares, Class S Shares, Class T Shares and Class TX Shares, which will reduce distributions to the holders of such classes of shares.

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

As of March 31, 2024, the Company had 14,189,758 shares of its common stock outstanding (consisting of 3,841,606 Class AX Shares, 113,917 Class TX Shares, 1,171,486 Class IX Shares, 6,944,256 Class I Shares, 1,494,026 Class T Shares, 617,506 Class D shares, and 6,961 Class S shares) in the Offerings.

As of December 31, 2023, the Company had 14,625,677 shares of its common stock outstanding (consisting of 3,840,761 Class AX Shares, 178,873 Class TX Shares, 1,178,536 Class IX Shares, 7,313,276 Class I Shares, 1,462,448 Class T Shares, 644,697 Class D Shares and 7,086 Class S Shares) in the Offerings.

As of March 31, 2024, the Company had aggregate net proceeds of $356,557,173 in the Offerings. As of December 31, 2023, the Company had aggregate net proceeds of $366,242,849 in the Offerings. The aggregate net proceeds consists of gross proceeds less distribution fees, O&O Cost, and redemptions.

Distributions

The Company’s board of directors has authorized, and the Company has declared, distributions for the period September 1, 2020 through May 1, 2024 in an amount equal to $0.004234973 per day (or approximately $1.55 on an annual basis) per each share of common stock, less, for holders of certain classes of shares, the distribution fees that are payable with respect to such classes of shares as further described in the applicable prospectus. The distributions are payable by the 5th business day following each month end to stockholders of record at the close of business each day during the prior month.

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

As of March 31, 2024 and December 31, 2023, the Company has declared cumulative distributions of $79,795,561 and $74,213,269, respectively, of which $1,854,574 and $1,922,448, respectively, was unpaid as of the respective reporting dates and has been recorded as distributions payable on the accompanying consolidated balance sheets. All of the unpaid distributions as of March 31, 2024 and December 31, 2023, were paid during April 2024 and January 2024, respectively. As of March 31, 2024 and December 31, 2023, distributions reinvested pursuant to the Company’s DRP were $24,350,673 and $22,817,372, respectively.

Redemptions

Stockholders are eligible to have their shares repurchased by the Company pursuant to the Amended SRP (as defined below).

In connection with the Follow-On Offering, the Company’s board of directors approved the second amendment and restatement of the Company’s share repurchase program (the “Amended SRP”) on July 27, 2020 and effective August 31, 2020. Repurchases of shares under the Amended SRP are made on a monthly basis. Subject to the limitations of and restrictions provided for in the Amended SRP, and subject to funds being available, shares repurchased under the Amended SRP are repurchased at the transaction price in effect on the date of repurchase, which, generally will be a price equal to the NAV per share applicable to the class of shares being repurchased and most recently disclosed by the Company in a public filing with the SEC. Under the Amended SRP, the Company may repurchase during any calendar month shares of its common stock whose aggregate value (based on the repurchase price per share in effect when the repurchase is effected) is 2% of the aggregate NAV as of the last calendar day of the previous month and during any calendar quarter whose aggregate value (based on the repurchase price per share in effect when the repurchase is effected) is up to 5% of the Company’s aggregate NAV as of the last calendar day of the prior calendar quarter. In the first quarter of 2024, the Company received repurchase requests that exceeded the 2% monthly limit and 5% quarterly limit under the Company's Amended SRP. Therefore, as a result of the aforementioned monthly and quarterly limits, the Company repurchased less than the full amount of shares requested during the first quarter of 2024. As of March 31, 2023, the Company's repurchases did not exceed 2% of the previous month's aggregate NAV nor 5% of the quarterly aggregate NAV.

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

During the three months ended March 31, 2024, the Company repurchased 731,035 shares, in the amount of $16,143,789, $3,322,029 of which were outstanding at March 31, 2024. The amounts outstanding at March 31, 2024 were paid during April 2024.

During the three months ended March 31, 2023, the Company repurchased 423,208 shares, in the amount of $11,215,399, $2,435,896 of which were outstanding at March 31, 2023. The amount outstanding at March 31, 2023 were paid during April 2023.

Non-controlling Interest

Special Unit Holder

The Special Unit Holder has invested $1,000 in the Operating Partnership and has been issued a special class of limited partnership units as part of the overall consideration for the services to be provided by the Advisor. In addition, the Special Unit Holder is entitled to receive a performance participation distribution from the Operating Partnership, subject to certain terms and calculations as defined within the amended Operating Partnership agreement. Such allocation (the “Performance Participation Allocation”) is paid in cash annually and accrued monthly. The Special Unit Holder is entitled to $9,553,541, pursuant to the Performance Participation Allocation, which has been paid in full by the Company as of the first quarter of 2023. The Special Unit Holder investment in the Operating Partnership, including the Performance Participation Allocation, have been recorded as components of Non-controlling interests in subsidiaries on the consolidated balance sheets as of March 31, 2024 and December 31, 2023, respectively.

Non-controlling interest in the SF Property SPE

Based on the Company’s consolidation analysis, which was performed in accordance with ASC 810 as described in the “Variable Interest Entities” section of Note 2 — Summary of Significant Accounting Policies, management has determined that the Company is the primary beneficiary of the SF Property SPE. Accordingly, the Company has consolidated the SF Property SPE. As of March 31, 2024, the Company’s ownership interest in the SF Property SPE was 75%, and Graham Street Realty ("GSR") interest was 25%. GSR’s total ownership interest of $2,789,565 has been recorded as a component of Non-controlling interests in subsidiaries on the Company’s consolidated balance sheet as of March 31, 2024.

Non-controlling interest in the Keller Property SPE

Based on the Company’s consolidation analysis, which was performed in accordance with ASC 810 as described in the “Variable Interest Entities” section of Note 2 — Summary of Significant Accounting Policies, management has determined that the Company is the primary beneficiary of the Keller Property SPE. Accordingly, the Company has consolidated the Keller Property SPE. As of March 31, 2024, the Company’s ownership interest in the Keller Property SPE was 97%, and other parties’ interest was 3%. The other parties’ total ownership interest of $404,828 has been recorded as a component of Non-controlling interests in subsidiaries on the Company’s consolidated balance sheet as of March 31, 2024.

Non-controlling interest in Summerfield DST

Based on the Company’s consolidation analysis, which was performed in accordance with ASC 810 as described in the “Variable Interest Entities” section of Note 2 — Summary of Significant Accounting Policies, management has determined that the Company is the primary beneficiary of the Summerfield DST. Accordingly, the Company has consolidated the Summerfield DST. As of March 31, 2024, the Company’s ownership interest in the Summerfield DST was 25%, and other parties’ interest was 75%. The other parties’ total ownership interest of $25,347,667 has been recorded as a component of Non-controlling interests in subsidiaries on the Company’s unaudited consolidated balance sheet as of March 31, 2024.

In connection with the acquisition of the Summerfield Property, a wholly owned subsidiary of the Operating Partnership entered a joint venture (the “Summerfield MT JV”) between the wholly owned subsidiary of the Operating Partnership and affiliates of Hamilton Zanze (“HZ”). As of March 31, 2024, the Company’s ownership interest in the Summerfield MT JV was 90%, and HZ’s interest was 10%. HZ’s total ownership interest of $74,932 has been recorded as a component of Non-controlling interests in subsidiaries on the Company’s consolidated balance sheet as of March 31, 2024.

Non-controlling interest in Valencia DST

Based on the Company’s consolidation analysis, which was performed in accordance with ASC 810 as described in the “Variable Interest Entities” section of Note 2 — Summary of Significant Accounting Policies, management has determined that the Company is the primary beneficiary of the Valencia DST. Accordingly, the Company has consolidated the Valencia DST. As of March 31, 2024, the Company’s ownership interest in the Valencia DST was 10% and other parties’ interest was 90%. The other parties’ total ownership interest of $39,123,726 has been recorded as a component of Non-controlling interests in subsidiaries on the Company’s consolidated balance sheet as of March 31, 2024.

Non-controlling interest in Kacey DST

Based on the Company’s consolidation analysis, which was performed in accordance with ASC 810 as described in the “Variable Interest Entities” section of Note 2 – Summary of Significant Accounting Policies, management has determined that the Company is the primary beneficiary of the Kacey DST. Accordingly, the Company has consolidated the Kacey DST. As of March 31, 2024, the Company’s ownership interest in the Kacey DST was 10% and other parties’ interest was 90%. The other parties’ total ownership interest of $20,012,824 has been recorded as a component of Non-controlling interests in subsidiaries on the Company’s consolidated balance sheet as of March 31, 2024.

In connection with the acquisition of the Kacey Property, a wholly owned subsidiary of the Operating Partnership entered a joint venture (the “Kacey MT JV”) between the wholly owned subsidiary of the Operating Partnership and affiliates of CAF Capital Partners (“CAF”), an unrelated third party. As of March 31, 2024, the Company’s ownership interest in the Kacey MT JV was 92.5%, and CAF’s interest was 7.5%. CAF’s total ownership interest of $79,752 has been recorded as a component of Non-controlling interests in subsidiaries on the Company’s consolidated balance sheet as of March 31, 2024.

Non-controlling interest in Industry DST

Based on the Company’s consolidation analysis, which was performed in accordance with ASC 810 as described in the “Variable Interest Entities” section of Note 2 – Summary of Significant Accounting Policies, management has determined that the Company is the primary beneficiary of the Industry DST. Accordingly, the Company has consolidated the Industry DST. As of March 31, 2024, the Company’s ownership interest in the Industry DST was 10% and other parties’ interest was 90%. The other parties’ total ownership interest of $27,876,181 has been recorded as a component of non-controlling interests in subsidiaries on the Company’s consolidated balance sheet as of March 31, 2024.

In connection with the acquisition of the Industry Property, a wholly owned subsidiary of the Operating Partnership entered a joint venture (the “Industry MT JV”) between the wholly owned subsidiary of the Operating Partnership and affiliates of BH Equities, LLC (“BH”). As of March 31, 2024, the Company’s ownership interest in the Industry MT JV was 90% and BH’s interest was 10%. BH’s total ownership interest of $21,828 has been recorded as a component of Non-controlling interests in subsidiaries on the Company’s consolidated balance sheet as of March 31, 2024.

Non-controlling interest in the DST

On November 23, 2021, the Company, through the Operating Partnership and the DST entered into a managing broker-dealer agreement, (the “DST Dealer Manager Agreement”), with the Dealer Manager, pursuant to which the Dealer Manager agreed to conduct a private placement offering, (the “DST Offering”), of up to $21,620,000 of the DST’s beneficial interest representing 100% of the interests to third party investors on a “best efforts” basis. As of March 31, 2024, the DST has received gross proceeds of $21,620,000 from the DST Offering.

Based on the Company’s consolidation analysis, which was performed in accordance with ASC 810 as described in the “Variable Interest Entities” section of Note 2 – Summary of Significant Accounting Policies, management has determined that the Company is the primary beneficiary of the DST. Accordingly, the Company has consolidated the DST. As of March 31, 2024, the other parties’ interest was 100%. The other parties’ total ownership interest of $11,629,641 has been recorded as a component of Non-controlling interests in subsidiaries on the Company’s consolidated balance sheet as of March 31, 2024.

Non-controlling interest in the Longmire Property SPE

Based on the Company’s consolidation analysis, which was performed in accordance with ASC 810 as described in the “Variable Interest Entities” section of Note 2 – Summary of Significant Accounting Policies, management has determined that the Company is the primary beneficiary of the Longmire Property SPE. Accordingly, the Company has consolidated the Longmire Property SPE. As of March 31, 2024, the Company’s ownership interest in the Longmire Property SPE was 96.46% and CAF’s interest was 3.54%. CAF’s total ownership interest of $776,341 has been recorded as a component of Non-controlling interests in subsidiaries on the Company’s consolidated balance sheet as of March 31, 2024.

Non-controlling interest in ON3 DST

Based on the Company’s consolidation analysis, which was performed in accordance with ASC 810 as described in the “Variable Interest Entities” section of Note 2 – Summary of Significant Accounting Policies, management has determined that the Company is the primary beneficiary of the ON3 DST. Accordingly, the Company has consolidated the ON3 DST. As of March 31, 2024, the Company’s ownership interest in the ON3 DST was 10% and other parties’ interest was 90%. The other parties’ total ownership interest of $56,713,537 has been recorded as a component of Non-controlling interests in subsidiaries on the Company’s consolidated balance sheet as of March 31, 2024.

Non-controlling interest in West End DST

Based on the Company’s consolidation analysis, which was performed in accordance with ASC 810 as described in the “Variable Interest Entities” section of Note 2 – Summary of Significant Accounting Policies, management has determined that the Company is the primary beneficiary of the West End DST. Accordingly, the Company has consolidated the West End DST. As of March 31, 2024, the Company's ownership interest in the West End DST was 10% and other parties' interest was 90%. The other parties' total ownership interest of $36,532,362 has been recorded as a component of Non-controlling interests in subsidiaries on the Company's consolidated balance sheet as of March 31, 2024.

In connection with the acquisition of the West End Property, a wholly owned subsidiary of the Operating Partnership entered a joint venture (the “West End MT JV”) between the wholly owned subsidiary of the Operating Partnership and affiliates of BH. As of March 31, 2024, the Company’s ownership interest in the West End MT JV was 90% and BH’s interest was 10%. BH’s total ownership interest of $56,369 has been recorded as a component of Non-controlling interests in subsidiaries on the Company’s consolidated balance sheet as of March 31, 2024.

Non-controlling interest in Palms DST

Based on the Company’s consolidation analysis, which was performed in accordance with ASC 810 as described in the “Variable Interest Entities” section of Note 2 – Summary of Significant Accounting Policies, management has determined that the Company is the primary beneficiary of the Palms DST. Accordingly, the Company has consolidated the Palms DST. As of March 31, 2024, the Company's ownership interest in the Palms DST was 10% and other parties' interest was 90%. The other parties' total ownership interest of $26,233,277 has been recorded as a component of Non-controlling interests in subsidiaries on the Company's consolidated balance sheet as of March 31, 2024.

In connection with the acquisition of the Palms Property, a wholly owned subsidiary of the Operating Partnership entered a joint venture (the “Palms MT JV”) between the wholly owned subsidiary of the Operating Partnership and affiliates of CAF. As of March 31, 2024, the Company's ownership interest in the Palms MT JV was 90% and CAF's interest was 10%. CAF's total ownership interest of $4,881 has been recorded as a component of Non-controlling interests in subsidiaries on the Company's consolidated balance sheet as of March 31, 2024.

Non-controlling interest in Pearland DST

Based on the Company's consolidation analysis, which was performed in accordance with ASC 810 as described in the "Variable Interest Entities" section of Note 2 – Summary of Significant Accounting Policies, management has determined that the Company is the primary beneficiary of the Pearland DST. Accordingly, the Company has consolidated the Pearland DST. As of March 31, 2024, the Company's ownership interest in the Pearland DST was 5% and other parties' interest was 95%. The other parties' total ownership interest of $17,520,638 has been recorded as a component of Non-controlling interests in subsidiaries on the Company's consolidated balance sheet as of March 31, 2024.

In connection with the acquisition of the Pearland Property, a wholly owned subsidiary of the Operating Partnership entered a joint venture (the "Pearland MT JV") between the wholly owned subsidiary of the Operating Partnership and affiliates of CAF. As of March 31, 2024, the Company's ownership interest in the Pearland MT JV was 90% and CAF's interest was 10%. CAF's total ownership interest of $24,245 has been recorded as a component of Non-controlling interests in subsidiaries on the Company's consolidated balance sheet as of March 31, 2024.

Note 10 – Related Party Transactions

Jointly Owned Investments

As of March 31, 2024 and December 31, 2023, the Company owned interests in ten jointly owned investments with some or all of the remaining interest held by affiliates of the Advisor. Subsequently after each acquisition, the interests held by the affiliates of the Advisor have been sold back to the Company or/and syndicated to third party investors through a private placement offering, The Company consolidates nine of these joint ventures as the primary beneficiary and accounts for the one remaining investment under the equity method of accounting. Refer to the “Variable Interest Entities” section of Note 2 – Summary of Significant Accounting Policies for further information on the Company’s VIE policy.

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

As of March 31, 2024 and December 31, 2023, the Advisor had incurred $14,102,325 and $13,747,936, respectively, of O&O Costs (other than upfront selling commissions, dealer manager fees and distribution fees) on behalf of the Company. The amount of the Company’s obligation is limited to the 1% Cap less any reimbursement payments made by the Company to the Advisor for O&O Costs incurred. As of both March 31, 2024 and December 31, 2023, organizational costs of $90,675, were expensed and offering costs of $3,978,102, were charged to stockholders’ equity. As of both March 31, 2024 and December 31, 2023, the Company has made reimbursement payments of $4,068,777, to the Advisor for O&O Costs incurred. As of March 31, 2024, the Advisor has continued to pay all O&O Costs on behalf of the Company.

Asset Management Fees. Asset management fees are due to the Advisor. Asset management fees payable to the Advisor consist of monthly fees equal to one-twelfth of 1.20% of the Company’s most recently disclosed NAV.

For the three months ended March 31, 2024, and March 31, 2023, the Company incurred asset management fees of $965,790 and $1,219,332, respectively. The asset management fee related to the month of November and December 2023, and the first quarter of 2024, of $1,685,641 was unpaid as of March 31, 2024 and has been included within Due to related parties on the consolidated balance sheet. The amount of asset management fees incurred by the Company during the applicable period is included in the calculation of the limitation of operating expenses pursuant to the 2%/25% Guidelines (as defined and described below).

Other Operating Expenses. Effective April 1, 2018, the Advisory Agreement (i) includes limitations with regards to the incurrence of and additional limitations on reimbursements of operating expenses and (ii) clarifies the reimbursement and expense timing and procedures, including potential reimbursement of unreimbursed operating expenses.

Pursuant to the terms of the Advisory Agreement (which subsequently were incorporated into the Amended Advisory Agreement as defined above), the Company is obligated to reimburse the Advisor for certain operating expenses. Beginning October 1, 2018, the Company was subject to the limitation that it generally may not reimburse the Advisor for any amounts by which the total operating expenses at the end of the four preceding fiscal quarters exceeds the greater of (i) 2% of average invested assets (as defined in the Advisory Agreement) and (ii) 25% of net income other than any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of investments for that period (the “2%/25% Guidelines”). If the Company’s independent directors determine that all or a portion of such amounts in excess of the limitation are justified based on certain factors, the Company may reimburse amounts in excess of the limitation to the Advisor. In addition, beginning on October 1, 2018, the Company may request any operating expenses that were previously reimbursed to the Advisor in prior or future periods in excess of the limitation to be remitted back to the Company. As of March 31, 2024, the Company has reimbursed $6,305,141 of the operating expense reimbursement obligation to the Advisor and has accrued but not reimbursed $5,033,894 in operating expenses pursuant to the Advisory Agreement, which represents the current operating expense reimbursement obligation to the Advisor.

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

As of March 31, 2024, the total amount of unreimbursed operating expenses was $16,072,995. This includes operating expenses incurred by the Advisor on the Company’s behalf which have not been invoiced to the Company and also amounts invoiced to the Company by the Advisor but not yet reimbursed (“Unreimbursed Operating Expenses”). The amount of operating expenses incurred by the Advisor during the three months ended March 31, 2024 and March 31, 2023 which were not invoiced to the Company amounted to $1,413,788 and $963,708, respectively.

Property Management Fees. The Company may engage the Advisor or an affiliate to serve as a property manager with respect to a particular property. The Company will pay the Advisor property management fees for such services. For the three months ended March 31, 2024 and March 31, 2023, the Company incurred property management fees of $692,736 and $545,132, respectively. The property management fees incurred during the month of March 31, 2024 of $153,321 was unpaid as of March 31, 2024 and has been included within Due to related parties on the consolidated balance sheet.

Leasing Commissions. If the Advisor or an affiliate is the Company’s primary leasing agent, then the Company will pay customary leasing fees in amount that is usual and customary in that geographic area for that type of property. As of March 31, 2024 and December 31, 2023, no such amounts have been incurred by the Company.

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

As of March 31, 2024, the likelihood, probability and timing of each of the possible occurrences or events listed in the preceding sentences (i) and (ii) in the above paragraph are individually and collectively uncertain. Additionally, whether or not the Company will have fully invested the proceeds from Initial Offering and also whether the Company’s stockholders will have received, or are deemed to have received, in the aggregate, cumulative distributions equal to their invested capital plus a 6% cumulative, non-compound annual pre-tax return on such invested capital at the time of any such occurrence or event is also uncertain. As of both March 31, 2024 and December 31, 2023, CFI has paid Sponsor Support totaling $5,374,526, which will be subject to reimbursement by the Company to CFI in the event of these highly conditional circumstances.

The following summarizes the fees payable to the Dealer Manager:

Distribution Fees. Under the Dealer Manager Agreements, distribution fees are payable to the Dealer Manager with respect to the Company’s Class TX Shares, Class T Shares, Class S Shares and Class D Shares, all or a portion of which may be re-allowed by the Dealer Manager to participating broker-dealers. Under the Dealer Manager Agreement for the Initial Offering, the distribution fees for Class TX Shares accrue daily and are calculated on outstanding Class TX Shares issued in the Primary Offering in an amount equal to 1.0% per annum of (i) the gross offering price per Class TX Share in the Primary Offering, or (ii) if the Company is no longer offering Class TX Shares in a public offering, the most recently published per share NAV of Class TX Shares. Under the Dealer Manager Agreements for the Follow-On Offering and the Third Offering, the Company has agreed to pay the Dealer Manager (a) with respect to the Class T Shares and Class S Shares, a distribution fee in an annual amount equal to 0.85% of the aggregate NAV of the outstanding Class T Shares and Class S Shares, as applicable, and (b) with respect to the Class D Shares, a distribution fee in an annual amount equal to 0.25% of the aggregate NAV of the outstanding Class D Shares. The distribution fees are payable monthly in arrears and are paid on a continuous basis from year to year. During the three months ended March 31, 2024 and March 31, 2023, the Company paid distribution fees of $82,292 and $118,152, respectively. As of March 31, 2024 and December 31, 2023, the Company has incurred a liability of $29,158 and $34,208, respectively, which is included within Due to related parties on the consolidated balance sheets, $27,703 and $27,071, respectively, of which was due as of March 31, 2024 and December 31, 2023 and paid during April 2024 and January 2024, respectively.

Selling Commissions. Selling commissions payable to the Dealer Manager in the Initial Offering consisted of (i) up to 1% of gross offering proceeds paid by CFI for Class AX Shares and Class TX Shares and, (ii) up to 5% and 2% of gross offering proceeds from the sale of Class AX Shares and Class TX Shares, respectively. No selling commissions were payable with respect to Class IX Shares. Selling commissions in the Follow-On Offering and Third Offering consist of 3% and 3.5% of gross offering proceeds from the sale of Class T Shares and Class S Shares, respectively. All or a portion of such selling commissions may be re-allowed to participating broker-dealers. No selling commissions will be payable with respect to Class D and Class I shares. For the three months ended March 31, 2024 and the year ended December 31, 2023, the Company incurred $33,346 and $234,888 of selling commissions, respectively, which is included within Additional paid-in capital on the consolidated balance sheets. At both March 31, 2024 and December 31, 2023, $1,182,925 of Sponsor Support, has been recorded and has been reimbursed by CFI. No Sponsor Support payment was due at March 31, 2024, as Sponsor Support ended with the termination of the Primary Offering.

Dealer Manager Fees. Dealer manager fees payable to the Dealer Manager in the Initial Offering consisted of up to 3.0% of gross offering proceeds from the sale of Class AX Shares and Class TX Shares sold in the Primary Offering and up to 1.5% of gross offering proceeds from the sale of Class IX Shares sold in the Primary Offering, all of which were paid by CFI. A portion of such dealer manager fees may be re-allowed to participating broker-dealers as a marketing fee. Dealer Manager fees payable to the Dealer Manager in the Follow-On Offering and Third Offering consist of up to 0.5% of gross offering proceeds from the sale of Class T Shares sold in the primary portion of the Follow-On Offering and Third Offering. No dealer manager fees will be payable with respect to Class S Shares, Class D Shares and Class I Shares. For the three months ended March 31, 2024 and the year ended December 31, 2023, the Company recorded $8,009 and $40,616 of dealer manager fees, respectively, which is included within Additional paid-in capital on the consolidated balance sheets. As of both March 31, 2024 and December 31, 2023, all of the Sponsor Support related to dealer manager fees has been recorded and $4,191,601, has been reimbursed by CFI. No Sponsor Support payment was due at March 31, 2024, as Sponsor Support ended with the termination of the Primary Offering.

The following table summarizes the above mentioned fees and expenses incurred by the Company and amounts of investment funding due by the Company for the three months ended March 31, 2024:

		Due to related parties as of	Three months ended March 31, 2024		Due to related parties as of
Type of Fee or Reimbursement	Financial Statement Location	December 31, 2023	Incurred	Paid	March 31, 2024
Management Fees
Asset management fees	Management fees	$719,851	$965,790	$—	$1,685,641
Property management and oversight fees	Management fees	80,762	692,736	620,177	153,321
Organization, Offering and Operating Expense Reimbursements
Operating expenses(1)	General and administrative expenses	4,245,085	—	—	4,245,085
Expense reimbursement(2)	Cash and Cash Equivalents	393,887	2,074,208	—	2,468,095
Offering costs(3)	Additional paid-in capital	—	—	—	—
Commissions and Fees
Selling commissions and dealer manager fees, net	Additional paid-in capital	—	41,355	41,355	—
Distribution fees(4)	Additional paid-in capital	34,208	77,242	82,292	29,158
Investment Funding
Distribution due(5)	Additional paid-in capital	202,430	—	—	202,430
Application fee reimbursement(6)	Investment in real estate, net	100,000	—	—	100,000
Total		$5,776,223	$3,851,331	$743,824	$8,883,730

Note: (1) As of March 31, 2024, the Advisor has incurred, on behalf of the Company, a total of $16,072,995 in Unreimbursed Operating Expenses, including a total of $1,413,788 for the three months ended March 31, 2024 for which the Advisor has not invoiced the Company for reimbursement. The total amount of Unreimbursed Operating Expenses may, in future periods, be subject to reimbursement by the Company pursuant to the terms of the Advisory Agreement.

(2) Reflects funding from CFI and affiliates of CFI to cover overdraft fees in connection with the Summerfield Property, the Keller Springs Property, the Fisher Road Property, the ON3 Property, the Valencia Property, and the Operating Partnership.

(3) As of March 31, 2024, the Advisor has incurred, on behalf of the Company, a total of $14,102,325 of O&O Costs, of which the Company’s obligation is limited to $0, pursuant to the 1% Cap.

(4) The incurred amount reflects the change in accrual.

(5) Reflects distribution amount owed by the Company to the CF Keller Holdings LLC.

(6) Reflects amounts owed to CFI from the Company in relation to the loan application deposit for the ON3 Property.

The following table summarizes the above mentioned fees and expenses incurred by the Company for the year ended December 31, 2023:

		Due to related parties as of	Year ended December 31, 2023		Due to related parties as of
Type of Fee or Reimbursement	Financial Statement Location	December 31, 2022	Incurred	Paid	December 31, 2023
Management Fees
Asset management fees	Management fees	$399,962	$4,686,066	$4,366,177	$719,851
Property management and oversight fees	Management fees	78,981	2,414,830	2,413,049	80,762
Organization, Offering and Operating Expense Reimbursements
Operating expenses(1)	General and administrative expenses	5,504,855	4,040,832	5,300,602	4,245,085
Expense reimbursement(2)	Cash and Cash Equivalents	33,000	360,887	—	393,887
Offering costs(3)	Additional paid-in capital	61,210	166,453	227,663	—
Commissions and Fees					—
Selling commissions and dealer manager fees, net	Additional paid-in capital	—	275,504	275,504	—
Distribution fees(4)	Additional paid-in capital	115,960	350,356	432,108	34,208
Investment Funding					—
Distribution due(5)	Additional paid-in capital	202,430	—	—	202,430
Application fee reimbursement(6)	Investment in real estate, net	100,000	—	—	100,000
Total		$6,496,398	$12,294,928	$13,015,103	$5,776,223

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

As of March 31, 2024, CFI has invested $6,650,001 in the Company through the purchase of 262,262 shares (8,180 Class AX Shares for an aggregate purchase price of $200,001, 183,157 Class IX Shares for an aggregate purchase price of $4,582,280, and 70,925 Class I Shares for an aggregate purchase price of $1,867,720). CFI purchased 125,157 of the Class IX Shares in the amount of $3,132,280 pursuant to the Distribution Support Agreement, which provides that in certain circumstances where the Company’s cash distributions exceed the Company’s modified funds from operations, CFI will purchase up to $5.0 million of Class IX Shares (including the $2.0 million of shares purchased in order to satisfy the Minimum Offering Requirement) at the then current offering price per Class IX Share net of dealer manager fees to provide additional cash to support distributions to the Company’s stockholders. On August 10, 2020, the Company and CFI entered into the Amended Distribution Support Agreement to ensure that the Company has a sufficient amount of funds to pay cash distributions to stockholders during the Follow-On Offering. CFI purchased 70,925 of the Class I Shares in the amount of $1,867,720 pursuant to the Amended Distribution Support Agreement, which provides that in the event that cash distributions exceed MFFO, CFI will purchase Class I Shares from the Company in the Follow-On Offering in an amount equal to the distribution shortfall, up to $5 million (less the $2.0 million of shares purchased by CFI in order to satisfy the Minimum Offering Requirement and any shares purchased by CFI pursuant to the Distribution Support Agreement in the Initial Offering). CFI has fulfilled its remaining obligation pursuant to the Amended Distribution Support Agreement in the second quarter of 2022 and CFI has no remaining obligation pursuant to the Amended Distribution Support Agreement.

Sponsor Support

The Company’s sponsor, CFI, is a Delaware limited liability company and an affiliate of CFLP. CFI has paid a portion of selling commissions and all of the dealer manager fees, up to a total of 4% of gross offering proceeds from the sale of Class AX Shares and Class TX Shares, as well as 1.5% of gross offering proceeds from the sale of Class IX Shares, incurred in connection with the Initial Offering. The Company will reimburse such expenses (i) immediately prior to or upon the occurrence of a liquidity event, including (A) the listing of the Company’s common stock on a national securities exchange or (B) a merger, consolidation or a sale of substantially all of the Company’s assets or any similar transaction or any transaction pursuant to which a majority of the Company’s board of directors then in office are replaced or removed, or (ii) upon the termination of the Amended Advisory Agreement by the Company or by the Advisor. In each such case, the Company only will reimburse CFI after the Company has fully invested the proceeds from the Initial Offering and the Company’s stockholders have received, or are deemed to have received, in the aggregate, cumulative distributions equal to their invested capital plus a 6% cumulative, non-compounded annual pre-tax return on such invested capital. As of March 31, 2024, CFI has paid Sponsor Support totaling $5,374,526.

Note 11 - Variable Interest Entities

As of March 31, 2024 and December 31, 2023, certain VIEs have been identified. In regard to the Company’s investment in the SF Property, the Keller Property, the Summerfield Property, the Valencia Property, the Kacey Property, the DST, the Industry Property, the Longmire Property, the ON3 Property, the West End Property, the Palms Property, and the Pearland Property, the Company has determined itself to be the primary beneficiary because the Company has a significant variable interest in and control over the SF Property, Keller Property, and a controlling interest in the Summerfield Property, the Valencia Property, the Kacey Property, the DST, the Industry Property, the Longmire Property, the ON3 Property, the West End Property, the Palms Property, and the Pearland Property. Therefore, the Company has consolidated the SF Property, the Keller Property, the Summerfield Property, the Valencia Property, the Kacey Property, the DST, the Industry Property, the Longmire Property, the ON3 Property, the West End Property, the Palms Property, and the Pearland Property. In regard to the Company’s investment in the Station DST, the Company has determined itself not to be the primary beneficiary, because the Company does not have a significant variable interest in and control over the Station DST. Therefore, the Company has not consolidated the Station DST. The Company’s maximum exposure to loss from its interest in an unconsolidated VIE as of March 31, 2024 is $5,824,713 related to its investment in a real estate-related asset, the Station DST. Refer to Note 6 - Investments in Real Estate-Related Assets for additional information.

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

For lessees, the lease accounting standard ASC 842, Leases requires the lessee to recognize the assets and liabilities that arise from the leases. A lessee can classify a lease as either a finance lease or operating lease based on meeting certain criteria under ASC 842. In connection with the accounting standard, the Company is required to determine the incremental borrowing rate that is used as the discount rate in calculating the present value of lease payments for the duration of the lease term to measure the lease asset, Right-of-Use Asset (“ROU”) and lease liability. Given the extended lease term, estimating the incremental borrowing rate requires significant judgment from the Company. The Company has determined that the two ground leases qualify as operating leases. As of March 31, 2024 and December 31, 2023, the Company has $16,275,088 and $16,297,074 of ROU, respectively, and $16,275,088 and $16,297,074 lease liability, respectively. Under the new guidance, for the three months ended March 31, 2024 and March 31, 2023, the Company has recognized lease expense of $193,695 and $177,261, respectively, and is included within the accompanying consolidated statements of operations.

The following table reflects the base cash rental payments due from the Company as of March 31, 2024:

Year	Future Base Rent Payments
2024 (remaining)	489,899
2025	653,198
2026	653,198
2027	653,198
2028	653,198
Thereafter	34,593,956
Total	$37,696,647

Litigation and Regulatory Matters

As of March 31, 2024 and December 31, 2023, the Company was not subject to litigation nor was the Company aware of any litigation pending against it. The Company has entered into customary guaranty agreements (the “Guaranty Agreements”) in connection with the financing of certain specific investments, including the acquisition of the GR Property, the FM Property, the Buchanan Property, the CO Property, and the Summerfield Property, as further described in Note 8 — Loans Payable. Pursuant to the Guaranty Agreements, the Company has guaranteed any losses or liabilities that the lenders may incur as a result of the occurrence of certain enumerated bad acts as defined in the Guaranty Agreements. The Company has also guaranteed the repayment of obligations and indebtedness due to the lenders upon the occurrence of certain enumerated events as defined in the Guaranty Agreements. Additionally, in regard to the GR Property, the FM Property, the Buchanan Property, the CO Property, and the Summerfield Property, the Company has also agreed to indemnify the lenders against certain environmental liabilities.

As of March 31, 2024, the Company’s liability under these arrangements is not quantifiable and the potential for the Company to be required to make payments under the Guaranty Agreements is remote. Accordingly, no contingent liability is recorded in the Company’s unaudited consolidated balance sheet for these arrangements.

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

The Company's business and operating results are affected by the financial markets and economic conditions in the United States and throughout the world. Economic uncertainty remains high associated with supply chain and labor shortage concerns, rising financing costs, rising inflationary concerns, market volatility and other geopolitical risks arising from the ongoing conflicts. The uncertainty of the economy as it is recovering from the pandemic, combined with other factors including, but not limited to, the ongoing conflicts in different regions around the world, inflation, labor shortages and supply chain disruption, could, further destabilize the financial markets and geographies in which the Company operates.

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

The following describes the methods the Company uses to estimate the fair value of the Company’s financial assets and liabilities:

Investment in real estate, net — The fair value is estimated by utilizing the income approach to value, using a direct capitalization analysis and discounted cash flow analysis, as well as a sales comparison approach where deemed applicable. As of March 31, 2024 and December 31, 2023, the estimated fair value of the Company’s Investment in real estate, net was $1,013,668,000 and $1,013,298,000, respectively. The Company has not elected the fair value option to account for its Investment in real estate, net.

Investments in real estate-related assets —The fair value of the Pennsylvania SPE and the Illinois SPE is estimated by discounting the expected cash flows based on the market interest and preferred return rates for similar loans and preferred equity investments to the Company’s investments. The fair value of the Company’s interest in the Station DST was based upon the Station DST Property appraisal, the fair market value of the mortgage loan encumbering the Station DST Property as of March 31, 2024, and the other tangible assets and liabilities of the Station DST such as cash and reserves, each reflecting the Company’s ownership interest in the Station DST (15%). As of March 31, 2024 and December 31, 2023, the estimated fair value of the Company’s Investments in real estate-related assets was $33,841,754 and $33,609,600, respectively. The Company has not elected the fair value option to account for its Investments in real estate-related assets.

Investment in debt securities, at fair value — The Company has measured its investment in debt securities at fair value. The fair value of the CMBS is estimated using third-party broker-dealer quotations, reported trades or valuation pricing estimates from their internal pricing models to determine the reported price. The pricing service providers' internal models for securities such as real estate debt generally consider the attributes applicable to a particular class of the security (e.g., credit rating, seniority), current market data, estimated cash flows for each security, and collateral performance, as applicable. As of March 31, 2024 and December 31, 2023, the estimated fair value of these debt securities was $6,229,688 and $9,219,200, respectively, and were classified within Level 2 of the fair value hierarchy.

Loans payable —The fair value is estimated by discounting the expected cash flows based on estimated borrowing rates available to the Company as of the measurement date. The current period liabilities’ carrying and fair values exclude net deferred financing costs. These financial instruments are valued using Level 2 inputs. As of March 31, 2024 and December 31, 2023, the estimated fair value of the Company’s loans payable was $474,007,683 and $470,173,327, respectively (excluding deferred financing costs). The Company has not elected the fair value option, and as such has accounted for its debt using the amortized cost method.

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

Additionally, in conjunction with the Keller Loan, the Company entered into an interest rate cap agreement for a notional amount of $31,277,000. See Note 8 – Loans Payable for further details. The fair value of this interest rate cap is $641,177 and is included with other assets on the consolidated balance sheet as of March 31, 2024.

The table below presents the fair value of the Company’s derivative financial instrument as well as its classification on the consolidated balance sheet as of March 31, 2024, and December 31, 2023:

	Balance Sheet Location	March 31, 2024	December 31, 2023
Derivatives designated as hedging instruments:
Interest rate “pay-fixed” swap	Derivative assets, at fair value	$8,620,884	$7,556,416

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

The changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive loss (“AOCI”) and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three months ended March 31, 2024 and March 31, 2023, an amount of $552,920 and $407,845, respectively, was reclassified into earnings and has been recorded within Interest expense in the accompanying consolidated statement of operations.

As of March 31, 2024 the Company had the following derivatives that were designated as cash flow hedges of interest rate risk:

	March 31, 2024
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

During the three months ended March 31, 2024 and March 31, 2023, the Company recorded a loss on derivatives not designated as hedges of $200,634 and a gain $232,506, respectively, within Interest expense in the accompanying consolidated statement of operations.

The following table details the Company’s interest rate derivative not designated as a hedge:

	March 31, 2024
Interest Rate Derivative	Number of Instruments	Notional Amount
Interest Rate Cap	1	$31,277,000

Credit Risk-Related Contingent Features

The agreements the Company has with the Company’s derivative counterparties contain cross-default provisions that could trigger a declaration of default on the Company’s derivative obligations if the Company defaults, or is capable of being declared in default, on certain of the Company’s indebtedness. At March 31, 2024, the Company had not been declared in default on any of its derivative obligations. The estimated fair value of the Company’s derivatives in a net asset position was $9,262,062 at March 31, 2024. The estimated fair value of the Company’s derivatives in a net asset position was $7,878,227 at December 31, 2023.

Note 16 – Subsequent Events

Sale of CMBS

On May 7, 2024, the Company sold its investment in $7,500,000 of investment-grade rated Class D BMO 2023-5C1 CMBS with a 4% coupon. The Company sold the CMBS for $6,150,000, resulting in a gain on sale of $948,276.

Common Stock Repurchases

Subsequent to March 31, 2024, the Company received and completed 281 eligible repurchase requests for a total of 283,968 shares in the amount of $6,244,318.

Status of the Offerings

As of May 7, 2024, the Company had 14,016,913 shares of its common stock outstanding (consisting of 3,836,638 Class AX Shares, 66,685 Class TX Shares, 1,171,374 Class IX Shares, 1,492,284 Class T Shares, 6,989 Class S Shares, 616,972 Class D Shares, and 6,825,971 Class I Shares) in the Offerings resulting in aggregate net proceeds of $352,710,526 to the Company as payment for such shares.

Distributions

As authorized by the board of directors of the Company, on April 3, 2024 the Company declared the following distributions for each class of the Company’s common stock as rounded to the nearest four decimal places ($1.55 on an annual basis):

March Gross Distribution
Class I Shares	0.1313
Class D Shares	0.1313
Class S Shares	0.1313
Class T Shares	0.1313
Class IX Shares	0.1313
Class AX Shares	0.1313
Class TX Shares	0.1313

The net distributions for each class of common stock (which represents the gross distributions described above less any distribution fee for the applicable class of common stock as described in the Company’s applicable prospectus) are payable to stockholders of record immediately following the close of business on March 31, 2024 and was paid on or about April 8, 2024. These distributions will be paid in cash or reinvested in shares of the Company’s common stock for stockholders participating in the Company’s distribution reinvestment plan. Some or all of the cash distributions may be paid from sources other than cash flow from operations.

As authorized by the board of directors of the Company, on May 6, 2024 the Company declared the following distributions for each class of the Company’s common stock as rounded to the nearest four decimal places ($1.55 on an annual basis):

April Gross Distribution
Class I Shares	0.1270
Class D Shares	0.1270
Class S Shares	0.1270
Class T Shares	0.1270
Class IX Shares	0.1270
Class AX Shares	0.1270
Class TX Shares	0.1270

The net distributions for each class of common stock (which represents the gross distributions described above less any distribution fee for the applicable class of common stock as described in the Company’s applicable prospectus) are payable to stockholders of record immediately prior to the close of business on April 30, 2024 and was paid on or about May 10, 2024. These distributions will be paid in cash or reinvested in shares of the Company’s common stock for stockholders participating in the Company’s distribution reinvestment plan. Some or all of the cash distributions may be paid from sources other than cash flow from operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the unaudited consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. In addition to historical data, this discussion contains forward-looking statements as that term is defined under the Private Securities Litigation Reform Act of 1995 ("PSLRA"), Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Those statements include statements regarding Cantor Fitzgerald Income Trust, Inc.’s, (the “Company”) business, operations and financial performance based on current expectations that involve risks, uncertainties and assumptions. The Company’s actual results may differ materially from those in this discussion as a result of various factors, including but not limited to those discussed under “Risk Factors” in the Company’s Registration Statement on Form S-11 (File No. 333-237327) (the “Registration Statement”), under Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, and elsewhere in this Quarterly Report on Form 10-Q. The Company does not undertake to revise or update any forward-looking statements.

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

•
the Company’s ability to successfully raise capital in the Offerings (as defined below);
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

The foregoing list of factors is not exhaustive. Factors that could have a material adverse effect on the Company’s operations and future prospects are set forth under Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. The factors set forth in the Risk Factors section could cause the Company’s actual results to differ significantly from those contained in any forward-looking statement contained in this quarterly report.

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

The Company plans to own substantially all of its assets and conduct its operations through the Operating Partnership. The Company is the sole general partner and limited partner of the Operating Partnership and CFI’s wholly owned subsidiary, Cantor Fitzgerald Income Trust OP Holdings, LLC, (the “Special Unit Holder”), is the sole special unit holder of the Operating Partnership.

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

On August 9, 2023, the Company filed a registration statement on Form S-11 with the SEC for a proposed third public offering (the “Third Offering”), which was declared effective February 7, 2024. In the Third Offering, the Company is offering up to $1 billion in shares of common stock in a primary offering on a best efforts basis and $250 million in shares of common stock to be issued pursued to the DRP.

As of May 7, 2024, the Company had sold 3,836,638 Class AX shares, 66,685 Class TX shares, 1,171,374 Class IX shares, 1,492,284 Class T shares, 616,972 Class D shares, 6,989 Class S shares, and 6,825,971 Class I shares of common stock in the Primary Offering and the primary portion of the Follow-on Offering, as well as 451,501 Class AX shares, 127,459 Class TX shares, 124,285 Class IX shares, 46,564 Class T shares, 25,289 Class D shares, 224 Class S shares, and 245,423 Class I shares in the DRP for aggregate net proceeds of $352,710,526 in the Initial Offering, the Follow-On Offering, and the Third Offering (collectively, the “Offerings”).

Prior to the commencement of the Follow-On Offering, the Company determined its net asset value as of the end of each quarter. Net Asset Value (“NAV”), as defined, is calculated consistent with the procedures set forth in the Company’s prospectus and excludes any organization and offering expenses paid by the Advisor on the Company’s behalf (other than selling commissions, dealer manager fees and distribution fees) (“O&O Costs”), with such costs to be reflected in the Company’s NAV to the extent the Company reimburses the Advisor for these costs. Upon commencement of the Follow-On Offering, the Company started determining its NAV on a monthly basis, beginning with the determination of NAV as of July 31, 2020. As of March 31, 2024, the Company’s NAV was $21.99 per Class AX share, Class IX share, and Class I share, $21.99 per Class D share, $21.97 per Class TX share, and $21.98 per Class T share and Class S share. For further discussion of the Company’s NAV calculation, please see “—Net Asset Value”.

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

As of March 31, 2024, the Company had made the following investments:

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
•
An acre of land located in Greenfield, IN (the "Mount Comfort Land").
•
A controlling interest of (5%) in a Delaware Statutory Trust, CF Pearland Multifamily DST (the "Pearland DST"), which owns a multifamily residential property located in Pearland, TX (the "Pearland Property").
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

Operating Highlights

First Quarter of 2024 Activity

•
Raised 295,115 shares of common stock in the Offerings for gross proceeds of approximately $7 million. Repurchased 731,034 shares of common stock in the Offerings for gross proceeds of approximately $16 million.
•
Sold the Company's investment in Class D BMO 2023-5C2 CMBS for $4,274,997, resulting in a realized gain of $711,645.

Portfolio Information

As of March 31, 2024, the Company owned interests in 19 real properties and a plot of land as described below:

Portfolio	Ownership Percentage	Location	Number of Properties	Square Feet/ Acre	Remaining Lease Term(1)	Annualized Rental Income(3)	Acquisition Date	Purchase Price(4)
Walgreens Grand Rapids ("GR Property")	100%	Grand Rapids, MI	1	14,552	13.3 years(2)	$500,000	July 2017	$7,936,508
Daimler Trucks North America Office Building ("FM Property")	100%	Fort Mill, SC	1	150,164	4.8 years	$2,670,638	February 2018	$40,000,000
Alliance Data Systems Office Building ("CO Property")	100%	Columbus, OH	1	241,493	8.5 years	$3,362,844	July 2018	$46,950,000
Hoya Optical Labs of America ("Lewisville Property")	100%	Lewisville, TX	1	89,473	4.3 years	$937,060	November 2018	$14,120,000
Williams Sonoma Office Building ("SF Property")	75%	San Francisco, CA	1	13,907	0.0 years(6)	$0	September 2019	$11,600,000
Martin Brower Industrial Buildings ("Buchanan Property")	100%	Phoenix, AZ	1	93,302	8.0 years	$1,083,444	November 2019	$17,300,000
Multifamily Residential Property ("Keller Property")	97%	Carrolton, TX	1	255,627	multiple(5)	$5,638,361	February 2021	$56,500,000
Multifamily Residential Property ("Summerfield Property")	25%	Landover, MD	1	452,876	multiple(5)	$10,595,447	March 2021	$115,500,000
Amazon Last Mile Cleveland ("Madison Ave Property")	100%	Cleveland, OH	1	168,750	7.0 years	$1,555,254	May 2021	$30,800,000
Valencia California ("Valencia Property")	10%	Santa Clarita, CA	1	180,415	11.8 years	$5,323,193	July 2021	$92,000,000
De Anza Plaza Office Buildings ("De Anza Property")	100%	Cupertino, CA	1	83,959	7.3 years	$4,206,056	July 2021	$63,750,000
Multifamily Residential Property ("Kacey Property")	10%	Kingwood, TX	1	296,991	multiple(5)	$5,341,050	November 2021	$67,000,000
Multifamily Residential Property ("Industry Property")	10%	Columbus, OH	1	187,678	multiple(5)	$4,772,799	December 2021	$81,000,000
Mars Petcare Dry/Cold Storage Facility ("Fisher Road Property")	100%	Columbus, OH	1	465,256	3.2 years	$2,984,877	March 2022	$58,000,000
Multifamily Residential Property ("Longmire Property")	96.46%	Conroe, TX	1	231,720	multiple(5)	$3,211,114	April 2022	$43,400,000
Office Tower ("ON3 Property")	10%	Nutley, NJ	1	332,818	14.8 years	$7,245,828	April 2022	$131,667,000
Multifamily Residential Property ("West End Property")	10%	Lenexa, KS	1	299,813	multiple(5)	$5,166,260	August 2022	$69,375,000
Multifamily Residential Property ("Palms Property")	10%	Houston, TX	1	222,672	multiple(5)	$4,010,775	August 2022	$48,000,000
Land ("Mount Comfort Land")	100%	Greenfield, IN	0	1 - acre	12.0 years	$53,140	October 2022	$445,000
Multifamily Residential Property ("Pearland Property")	5%	Pearland, TX	1	219,624	multiple(5)	$4,383,498	June 2023	$40,500,000
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
(6)
The lease with William Sonoma expired on December 31, 2021. As of March 31, 2024, the SF Property is vacant.

As of March 31, 2024, lease expirations related to the Company’s net lease portfolio of real estate assets, (excluding the SF Property), based on each asset’s fair value used in determining the Company's NAV, were as follows:

•
2024 – 0.0%
•
2025 – 0.0%
•
2026 – 0.0%
•
2027 – 19.6%
•
2028 – 16.8%

•
2029 – 0.0%
•
2030 – 0.0%
•
2031 – 30.5%
•
2032 – 23.4%
•
2033 – 0.0%
•
After 2034 – 9.7%

As of March 31, 2024, the industry concentration of the Company’s portfolio of real estate assets, based on each asset’s fair value used in determining the Company's NAV, was as follows:

•
Multifamily – 36.4%
•
Single Tenant Office – 30.6%
•
Single Tenant Industrial – 29.8%
•
Single Tenant Life Sciences – 1.7%
•
Single Tenant Necessity Retail – 1.5%

As of March 31, 2024, the geographic concentration of the Company’s portfolio of real estate assets, based on each asset’s fair value used in determining the Company's NAV, was as follows:

•
Texas – 30.9%
•
Ohio – 27.7%
•
California – 14.4%
•
South Carolina – 6.6%
•
Maryland – 5.9%
•
Arizona – 4.5%
•
New Jersey – 2.1%
•
Illinois – 2.5%
•
Pennsylvania – 2.3%
•
Michigan – 1.6%
•
Kansas – 1.4%
•
Indiana – 0.1%

As of March 31, 2024, the investment type concentration of the Company’s portfolio of real estate assets, based on each asset’s fair value used in determining the Company's NAV, was as follows:

•
Common Equity – 94.0%
•
Mezzanine Loan – 2.5%
•
Preferred Equity – 2.3%
•
Real Estate-Related Securities – 1.2%

As of March 31, 2024, the maturity concentration of debt secured by the Company's portfolio of real estate assets (including the Company's credit facility, which makes up all debt maturing in 2024 – 2025, and has two one-year extension options), based on principal balances and adjusted for ownership percentage, was as follows:

•
2024 – 31.1%
•
2025 – 0.0%
•
2026 – 0.0%
•
2027 – 2.1%

•
2028 – 9.6%
•
2029 – 0.0%
•
2030 – 4.0%
•
2031 – 27.0%
•
2032 – 25.7%
•
2033 – 0.5%
•
After 2034 – 0.0%

As of March 31, 2024, the weighted average lease term remaining of the Company’s portfolio of real estate assets (excluding multifamily, mezzanine and preferred equity investments), based on each asset’s fair value used in determining the Company's NAV, was 6.8 years.

As of March 31, 2024, the weighted average occupancy of the Company’s portfolio of real estate assets, based on each asset’s fair value used in determining the Company's NAV, was 95.4%. For the Company's industrial, retail and office investments, occupancy includes all leased square footage as of the date indicated. For the Company's multifamily investments, occupancy is defined as the percentage of units occupied on the date indicated.

As of March 31, 2024, the Company owned the preferred equity investment described below:

Portfolio	Original Investment Amount	Preferred Return	Number of Properties	Square Feet	Lease Expiration Date	Acquisition Date	Tenant Renewal Options
Denver, PA— Pref Equity Investment	$11,805,000	Ranging from 7.75% in 2019 to 8.74% in 2028	1	1,539,407	January 31, 2039	January 2019	9 extension options for 5 years each

As of March 31, 2024, the Company owned the mezzanine loan investment described below:

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

Results of Operations

Rental Revenues

For the three months ended March 31, 2024 and March 31, 2023, the Company earned rental revenues of $18,031,092 and $17,018,967, respectively.

The Company’s rental revenues consist primarily of rental income from triple net leased commercial properties and multifamily properties. The increase in rental revenues of $1,012,125 for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, was primarily due to the acquisition of rental income-producing properties, namely the Pearland Property.

Preferred Return Income

For the three months ended March 31, 2024 and March 31, 2023, the Company earned preferred return income of $247,675 and $241,707, respectively.

The Company’s preferred return income consists of preferred return accrued on the Company’s investment in the Pennsylvania SPE. The increase in preferred return income of $5,968 for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, was due to the increase of rate of return of the Pennsylvania SPE.

Income from mezzanine loan investment

For the three months ended March 31, 2024 and March 31, 2023, the Company earned income from mezzanine loan investment of $264,058 and $257,690, respectively.

The Company’s income from mezzanine loan investment consists of interest income accrued on the Company’s investment in the Illinois SPE. The increase in income from mezzanine loan investment of $6,368, for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, was due to the increase of the interest rate of the Illinois SPE.

Other property operating revenues

For the three months ended March 31, 2024 and March 31, 2023, the Company earned other property operating revenues of $4,603,116 and $3,753,209, respectively.

Other property operating revenues consists of amounts received by the Company from the tenants of its properties for utilities and other amenities and for reimbursable expenses paid by the Company on behalf of the tenants in accordance with the provisions of the respective property leases. The increase in other property operating revenues of $849,907 for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, was primarily due to the acquisition of the Pearland Property.

General and Administrative Expenses

For the three months ended March 31, 2024 and March 31, 2023, the Company incurred general and administrative expenses of $67,311 and $4,894,511, respectively.

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

The decrease in general and administrative expenses of $4,827,200 during the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, was mainly due to the Company reimbursing the Advisor for less operating expenses incurred pursuant to the 2%/25% Guidelines. As of March 31, 2024, the Advisor has incurred, on behalf of the Company, a total of $16,072,995 in Unreimbursed Operating Expenses, including a total of $1,413,788 for the three months ended March 31, 2024, compared to $963,708 for the three months ended March 31, 2023, for which the Advisor has not invoiced the Company for reimbursement.

Depreciation and Amortization

For the three months ended March 31, 2024 and March 31, 2023, the Company incurred depreciation and amortization of $8,898,000 and $8,737,117, respectively.

The increase in depreciation and amortization expenses of $160,883 for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, was primarily due to the acquisition of the Pearland Property.

Management Fees

For the three months ended March 31, 2024 and March 31, 2023, the Company incurred management fees of $1,658,526 and $1,764,464, respectively.

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

The decrease in management fees of $105,938 for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, was due to a decrease in net fundraising in combination with a decrease in net valuation of the Company's investment portfolio.

Property Operating Expenses

For the three months ended March 31, 2024 and March 31, 2023, the Company incurred property operating expenses of $8,982,616 and $7,668,693, respectively.

The property operating expenses consist of reimbursable expenses paid by the Company on behalf of its tenants in accordance with the provisions of the respective property leases and operating expenses incurred in maintaining and operating the multifamily properties. The increase in property operating expenses of $1,313,923 for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, was primarily due to the acquisition of the Pearland Property, and the increase of property operating expenses during such periods.

Income from Investments in Real Estate-Related Assets

Income from investments in real estate assets is earned on the Company's investment in the Station DST. For the three months ended March 31, 2024 and March 31, 2023, the Company earned income from investments in real estate-related assets of $37,276 and $8,348, respectively.

The increase in income from investments in real estate-related assets of $28,928 during the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, was due to the Company's share of income earned at Station DST.

Interest Income

For the three months ended March 31, 2024 and March 31, 2023, the Company earned interest income of $253,824 and $275,913, respectively.

Interest income is composed of interest earned on interest bearing cash deposit accounts with banking institutions.

The decrease in interest income of $22,089 during the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, was primarily due to an decrease in the cash held by the Company in interest bearing deposit accounts.

Net gain from investment in debt securities, at fair value

For the three months ended March 31, 2024, the Company incurred a net gain from investment in debt securities of $1,415,301. For the three months ended March 31, 2023, the Company did not have any investment in debt securities.

The Company's net gain from investment in debt securities consists of interest income accrued, and unrealized and realized gain on the Company's investment in CMBS. The increase in net gain from investment in debt securities of $1,415,301, for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, was due to the Company's investment in CMBS.

Interest Expense

For the three months ended March 31, 2024 and March 31, 2023, the Company incurred interest expense of $6,543,732 and $5,140,423, respectively.

Interest expense is composed of interest paid and accrued on the Company’s outstanding loans payable, and also includes amortization of deferred financing costs and gains from the interest rate cap.

The increase in interest expense of $1,403,309 during the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, was primarily due to the increased debt associated with the acquisition of the Pearland Property as well as the increase in SOFR rate on the advances on the Credit Facility netted against the gains from the interest rate cap.

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

The following table presents a reconciliation of FFO to net income (loss):

Three months ended March 31, 2024
Net income (loss)	$(1,297,843)
Net income (loss) attributable to non-controlling interest	1,216,490
Net income (loss) attributable to common stockholders	$(81,353)
Adjustments:
Real estate depreciation and amortization	8,898,000
Proportionate share of adjustments from non-controlling interests	(4,958,089)
Funds from Operations	$3,858,558

The following table presents a reconciliation of FFO to MFFO:

Three months ended March 31, 2024
Funds from Operations	$3,858,558
Adjustments:
Amortization of above-market lease intangibles	49,095
Amortization of below-market lease intangibles	(489,003)
Straight-line rent	(478,418)
Fair value adjustments on derivatives not deemed hedges	200,634
Fair value adjustments on investment in debt securities	(573,839)
Proportionate share of adjustments from non-controlling interests	166,576
Modified Funds from Operations	$2,733,603

Net Asset Value

On April 17, 2024, the Company’s board of directors approved an estimated NAV as of March 31, 2024 of $21.99 per Class AX, Class IX, and Class I shares, $21.99 for Class D shares, $21.97 for Class TX, and $21.98 per Class T and Class S shares. The calculation of the Company’s estimated NAV was performed by Robert A. Stanger & Co., Inc. (“Stanger”), its independent valuation firm, in accordance with the procedures described in the “Net Asset Value Calculation and Valuation Procedures” section of the Company’s prospectus and under the oversight of the Company’s board of directors. Although the independent valuation firm performs the calculation of the Company’s estimated NAV, the Company’s board of directors is solely responsible for the determination of the Company’s estimated NAV.

Estimated NAV

The determination of NAV involves a number of assumptions and judgments, including estimates of the Advisor’s interest in disposition proceeds (if any). These assumptions and judgments may prove to be inaccurate. There can be no assurance that a stockholder would realize the mostly recently determined NAV per share if the Company were to liquidate or engage in another type of liquidity event today. In particular, the Company’s March 31, 2024 NAV is based on appraisals of the fair market value of certain of the Company’s real estate property investments which precede March 31, 2024 and, while the Company believes no material change has occurred in the value of these real estate property investments between the appraised value dates and March 31, 2024, Stanger has assumed no material change in property value has occurred since the appraisal date for those Appraised Properties with an appraised value date that preceded March 31, 2024. Furthermore, the Company’s March 31, 2024 NAV does not consider fees or expenses that may be incurred in providing a liquidity event, including reimbursement of amounts to the Advisor for O&O Costs and any operating expenses that have not been invoiced by the Advisor in accordance with the terms of the Amended Advisory Agreement. Lastly, as discussed in “PART II — OTHER INFORMATION; Item 1A. – Risk Factors”, the full extent of the past and ongoing impact and effects of COVID-19 on the Company, as a whole, and on its tenants and its consolidated real estate, loan investments and long-term debt are uncertain at this time. Due to COVID-19, observable market transactions for both real estate assets and debt are generally more limited than before the pandemic. The Company believes the methodology of determining the Company’s NAV conforms to the Institute for Portfolio Alternative’s Practice Guideline for Valuations of Publicly Registered Non-Listed REITs (April 2013) and is prepared in accordance with the procedure described in the “Net Asset Value Calculation and Valuation Procedures” section of the Company’s prospectus. In addition, the Company’s board of directors periodically reviews the Company’s NAV policies and procedures.

The NAV for each class of shares is based on the value of the Company’s assets and the deduction of any liabilities, and any distribution fees applicable to such class of shares.

The following table provides a breakdown of the major components of the Company’s NAV pursuant to the Company’s valuation guidelines:

Components of NAV	March 31, 2024
Investment in real estate	$1,013,668,000
Investments in real estate-related assets	33,841,754
Investment in debt securities	6,229,688
Cash and cash equivalents and restricted cash	37,221,197
Other assets	11,298,046
Debt obligations (at Fair Market Value)	(474,007,683)
Due to related parties(1)	(8,854,572)
Accounts payable and other liabilities	(16,504,775)
Accrued performance participation allocation	—
Distribution fee payable the following month(2)	(29,109)
Non-controlling interests in subsidiaries	(290,646,487)
Sponsor Support repayment / special unit holder interest in liquidation	—
Net Asset Value	$312,216,059
Number of outstanding shares	14,197,938

Note: (1) Excluding the full distribution fee liability of $29,158. Distribution fee only relates to Class TX, Class T, Class D and Class S shares of common stock.

(2) The distribution fee that is payable as of March 31, 2024 related to Class TX, Class T, Class D and Class S shares (is shown in the table below).

Due to rounding, numbers presented throughout this section may not add up precisely to the totals provided and percentages may not precisely reflect the absolute figures.

NAV Per Share	Class AX, IX & I Shares	Class TX Shares	Class T Shares	Class D Shares	Class S Shares	Total
Total gross assets at Fair Value	$928,945,256	$8,843,961	$115,988,894	$47,940,156	$540,418	$1,102,258,685
Distribution fees due and payable	—	(2,220)	(23,884)	(2,894)	(111)	(29,109)
Debt obligations (at Fair Market Value)	(399,477,178)	(3,803,195)	(49,879,060)	(20,615,852)	(232,398)	(474,007,683)
Due to related parties	(7,462,325)	(71,045)	(931,752)	(385,109)	(4,341)	(8,854,572)
Accounts payable and other liabilities	(13,909,648)	(132,427)	(1,736,771)	(717,837)	(8,092)	(16,504,775)
Accrued performance participation allocation	—	—	—	—	—	—
Non-controlling interests in subsidiaries	(244,946,743)	(2,331,999)	(30,584,259)	(12,640,987)	(142,499)	(290,646,487)
Quarterly NAV	$263,149,362	$2,503,075	$32,833,168	$13,577,477	$152,977	$312,216,059
Number of outstanding shares	11,965,528	113,917	1,494,026	617,506	6,961	14,197,938
NAV per share	$21.99	$21.97	$21.98	$21.99	$21.98

The following table reconciles stockholders’ equity per the Company’s unaudited consolidated balance sheet to the Company’s NAV:

Reconciliation of Stockholders’ Equity to NAV	March 31, 2024
Stockholders’ equity under U.S. GAAP	$532,600,640
Adjustments:
Unrealized depreciation of real estate	(67,520,420)
Unrealized appreciation of real estate-related assets	3,617,041
Acquisition costs	(8,731,008)
Deferred financing costs, net	(4,291,617)
Accrued distribution fee(1)	49
Accumulated depreciation and amortization	100,087,276
Fair value adjustment of debt obligations	67,760,751
Deferred rent receivable	(12,039,282)
Derivative assets, at fair value	(8,620,884)
Non-controlling interests in subsidiaries	(290,646,487)
NAV	$312,216,059

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

The valuations of the Company's real properties as of March 31, 2024 were provided by Stanger or third-party appraisal firms in accordance with the Company's procedures. Certain key assumptions that were used by Stanger or third-party appraisal firms in the discounted cash flow analysis are set forth in the following table based on weighted-averages by property type at ownership interests.

March 31, 2024
	Single Tenant Office	Single Tenant Industrial	Multifamily	Single Tenant Life Sciences	Weighted-Average Basis
Exit Capitalization Rate	6.5%	5.8%	5.6%	6.0%	6.0%
Residual Discount Rate	7.2%	6.7%	6.8%	6.8%	6.9%
Average Holding Period (Yrs)	9.5	7.9	10.0	13.0	9.2

A change in the exit capitalization and discount rates used would impact the calculation of the value of the Company's real property. For example, assuming all other factors remain constant, the changes listed below would result in the following effects on the value of the Company's real properties.

	Hypothetical Change	Single Tenant Office	Single Tenant Industrial	Multifamily	Single Tenant Life Sciences	Weighted-Average Values
Exit Capitalization Rate	0.25% Increase	-2.4%	-3.1%	-2.6%	-2.0%	-2.7%
	0.25% Decrease	2.6%	3.4%	2.9%	2.2%	2.9%
Discount Rates	0.25% Increase	-1.7%	-1.4%	-1.9%	-2.2%	-1.7%
	0.25% Decrease	1.7%	1.5%	1.9%	2.2%	1.7%

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

If the Company is unable to raise substantial funds in its public offerings, it will make fewer investments resulting in less diversification in terms of the type, number and size of investments it makes and the value of an investment in the Company will fluctuate with the performance of the limited assets it acquires. Further, the Company will have certain fixed operating expenses, including certain expenses as a public company and a REIT, regardless of whether it is able to raise substantial funds in the offerings. The Company’s inability to raise substantial funds would increase its fixed operating expenses as a percentage of gross income, reducing its net income and limiting its ability to make distributions. As of March 31, 2024, the Company has raised gross proceeds of $473,517,899 in the Offerings.

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

As of March 31, 2024, the Company’s debt to tangible assets ratio was 52%. See Note 8 – Loans Payable of the Company’s outstanding debt arrangement as of March 31, 2024.

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

Cash Flows

The following table provides a breakdown of the net change in the Company’s cash and cash equivalents and restricted cash:

Three months ended March 31, 2024
Cash flows from operating activities	$4,759,909
Cash flows from investing activities	3,240,932
Cash flows from financing activities	(10,672,364)
Decrease in cash and cash equivalents and restricted cash	$(2,671,523)

Operating Activities

During the three months ended March 31, 2024, net cash provided by operating activities was $4,759,909, compared to $4,754,770 net cash used in operating activities for the three months ended March 31, 2023. The change was primarily due to a decrease in reimbursement of expenses due to related parties (see “—Results of Operations”).

Investing Activities

During the three months ended March 31, 2024, net cash provided by investing activities was $3,240,932, compared to $779,651 net cash used in investing activities for the three months ended March 31, 2023. The change was primarily due to an increase of $254,414 in capital improvements to real estate, and an increase of $4,274,997 in proceeds from sale of investment in debt securities.

Financing Activities

During the three months ended March 31, 2024, net cash used in financing activities was $10,672,364, compared to $9,695,792 net cash provided by financing activities for the three months ended March 31, 2023. The change was primarily due to a net increase in proceeds from borrowings under credit facility of $3,000,000, a decrease in proceeds from common stock issued of $20,833,130, a decrease in distributions of $4,804,149, an increase in payments from redemptions of common stock of $7,364,286, an increase in non-controlling interest distributions of $83,589, an increase in non-controlling interest contribution of $100,000 offset by a payment of $8,700 in deferred financing costs.

Distributions

The Company’s board of directors has authorized, and the Company has declared, distributions for the period September 1, 2020 through May 1, 2024 in an amount equal to $0.004234973 per day (or approximately $1.55 on an annual basis) per each share of common stock, less, for holders of certain classes of shares, the distribution fees that are payable with respect to such shares as further described in the applicable prospectus. The distributions are payable by the 5th business day following each month end to stockholders of record at the close of business each day during the prior month.

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

The following table summarizes the Company’s distributions declared during the three months ended March 31, 2024 and March 31, 2023:

	Three months ended March 31, 2024		Three months ended March 31, 2023
	Amount	Percent	Amount	Percent
Distributions
Paid in cash	$2,722,777	49%	$2,596,494	45%
Payable	1,854,574	33%	2,093,255	36%
Reinvested in shares	1,004,939	18%	1,113,248	19%
Total distributions	$5,582,290	100%	$5,802,997	100%
Sources of Distributions:
Operating cash flows	$4,759,909	85%	$—	0%
Indebtedness	822,381	15%	—	0%
Offering proceeds	—	0%	5,802,997	100%
Total sources of distributions	$5,582,290	100%	$5,802,997	100%

During the three months ended March 31, 2024 the Company declared $5,582,290, of distributions to its shareholders (including those reinvested in shares pursuant to the DRP), compared to the Company’s total aggregate MFFO of $2,733,603, for the three months ended March 31, 2024, and the Company’s total aggregate net loss of $1,297,843 for such period.

During the three months ended March 31, 2023, the Company declared $5,802,997, of distributions to its shareholders (including those reinvested in shares pursuant to the DRP), compared to the Company’s total aggregate MFFO of $2,092,499, for the three months ended March 31, 2023, and the Company’s total aggregate net loss of $6,649,374 for such period.

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

Reimbursement of Organization and Offering Costs

The Advisor has agreed to pay, on behalf of the Company, all O&O Costs through the first anniversary of the date on which the Company satisfied the Minimum Offering Requirement, which was May 18, 2018 (“Escrow Break Anniversary”). The Company was not required to reimburse the Advisor for payment of the O&O Costs prior to the Escrow Break Anniversary. After the Escrow Break Anniversary, the Advisor, in its sole discretion, may pay some or all of the additional O&O Costs incurred, but is not required to do so. To the extent the Advisor pays such additional O&O Costs, the Company is obligated to reimburse the Advisor subject to the 1% Cap. Following the Escrow Break Anniversary, the Company began reimbursing the Advisor for payment of the O&O Costs on a monthly basis, which will continue through the period ended May 18, 2021; provided, however, that the Company will not be obligated to pay any amounts that as a result of such payment would cause the aggregate payments for O&O Costs (less selling commissions, dealer manager fees and distribution fees) paid to the Advisor to exceed the 1% Cap as of such payment date. Any amounts not reimbursed in any period are included in determining any reimbursement for a subsequent period. As of March 31, 2024, the Advisor has continued to pay all O&O Costs on behalf of the Company.

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

The Company evaluates all of its investments in real estate-related assets to determine if they are VIEs utilizing judgments and estimates that are inherently subjective. If different judgments or estimates were used for these evaluations, it could result in differing conclusions as to whether or not an entity is a VIE and whether or not to consolidate such entity. As of March 31, 2024, the Company concluded that it had investments in VIEs, and because the Company was deemed the primary beneficiary it consolidated such entities, as described in “Note 11 — Variable Interest Entities” in its accompanying unaudited consolidated financial statements included in Item 1. “Financial Statements (Unaudited) and Supplementary Data.”

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

Debt Investments

Interest income is recognized on an accrual basis along with any changes in the fair value. The changes in fair value are reflected as an adjustment to net gain from investment in debt securities in earnings.

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

Contractual Obligations

The following table presents the future principal payment due under the Company’s GR Loan, FM Loan, CO Loan, DST Loan, Buchanan Loan, Keller Loan, Summerfield Loan, Valencia Loan, Kacey Loan, Industry Loan, ON3 Loan, West End Loan, Palms Loan, Pearland Loan, and Credit Facility agreements as of March 31, 2024, which represents the Company’s aggregate contractual obligations and commitments with payments due subsequent to March 31, 2024.

Year	Amount
2024 (remaining)	72,500,000
2025	—
2026	22,495,184
2027	4,500,000
2028	47,550,000
Thereafter	394,723,250
Total	$541,768,434

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

The market risk associated with financial instruments and derivative financial instruments is the risk of loss from adverse changes in market prices or interest rates. The Company’s interest rate risk management objectives are to limit the impact of interest rate changes in earnings and cash flows and to manage overall borrowing costs. To achieve these objectives, from time to time, the Company may enter into interest rate hedge contracts such as swaps, collars and treasury lock agreements in order to mitigate interest rate risk with respect to various debt instruments. The Company would not hold or issue these derivative contracts for trading or speculative purposes. As of March 31, 2024, there are no such hedging contracts outstanding. The Company does not have any foreign operations and thus is not exposed to foreign currency fluctuations.

Interest Rate Risk

As of March 31, 2024, the Company had $383 million fixed rate debt and $159 million of floating rate debt. The Company uses derivative financial instruments to limit the exposure to interest rate changes associated with its borrowings. The use of derivative financial instruments carries certain risks, including the risk that the counterparties to these contractual arrangements are not able to perform under the agreements. To mitigate this risk, the Company only enters into derivative financial instruments with counterparties with high credit ratings and with major financial institutions with which the Company and its related parties may also have other financial relationships. The Company does not anticipate that any of the counterparties will fail to meet their obligations. (For further detail refer to Note 8 – Loans Payable).

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

As of March 31, 2024, lease expirations related to the Company’s net lease portfolio of real estate assets (excluding the SF Property), based on each asset’s fair value used in determining the Company's NAV, were as follows:

•
2024 – 0.0%
•
2025 – 0.0%
•
2026 – 0.0%
•
2027 – 19.6%
•
2028 – 16.8%
•
2029 – 0.0%
•
2030 – 0.0%
•
2031 – 30.5%
•
2032 – 23.4%
•
2033 – 0.0%
•
After 2034 – 9.7%

As of March 31, 2024, the industry concentration of the Company’s portfolio of real estate assets, based on each asset’s fair value used in determining the Company's NAV, was as follows:

•
Multifamily – 36.4%
•
Single Tenant Office – 30.6%
•
Single Tenant Industrial – 29.8%
•
Single Tenant Life Sciences – 1.7%
•
Single Tenant Necessity Retail – 1.5%

As of March 31, 2024, the geographic concentration of the Company’s portfolio of real estate assets, based on each asset’s fair value used in determining the Company's NAV, was as follows:

•
Texas – 30.9%
•
Ohio – 27.7%
•
California – 14.4%
•
South Carolina – 6.6%
•
Maryland – 5.9%
•
Arizona – 4.5%
•
New Jersey – 2.1%
•
Illinois – 2.5%
•
Pennsylvania – 2.3%
•
Michigan – 1.6%
•
Kansas – 1.4%
•
Indiana – 0.1%

As of March 31, 2024, the investment type concentration of the Company’s portfolio of real estate assets, based on each asset’s fair value used in determining the Company's NAV, was as follows:

•
Common Equity – 94.0%
•
Mezzanine Loan – 2.5%
•
Preferred Equity – 2.3%
•
Real Estate-Related Securities – 1.2%

As of March 31, 2024, the maturity concentration of debt secured by the Company's portfolio of real estate assets (including the Company's credit facility, which makes up all debt maturing in 2023 – 2025, and has two one-year extension options), based on principal balances and adjusted for ownership percentage, was as follows:

•
2024 – 31.1%
•
2025 – 0.0%
•
2026 – 0.0%
•
2027 – 2.1%
•
2028 – 9.6%
•
2029 – 0.0%
•
2030 – 4.0%
•
2031 – 27.0%
•
2032 – 25.7%
•
2033 – 0.5%
•
After 2034 – 0.0%

As of March 31, 2024, the weighted average lease term remaining of the Company’s portfolio of real estate assets (excluding multifamily, mezzanine and preferred equity investments), based on each asset’s fair value used in determining the Company's NAV, was 6.8 years.

As of March 31, 2024, the weighted average occupancy of the Company’s portfolio of real estate assets, based on each asset’s fair value used in determining the Company's NAV, was 95.4%. For the Company's industrial, retail and office investments, occupancy includes all leased square footage as of the date indicated. For the Company's multifamily investments, occupancy is defined as the percentage of units occupied on the date indicated.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business. As of March 31, 2024, the Company was not involved in any material legal proceedings.

Item 1A. Risk Factors.

The Company has disclosed in Part 1. Item 1A. – “Risk Factors” in its Annual Report on Form 10-K for the year ended December 31, 2023 (File No. 333-214130), filed with the SEC, risk factors which materially affect its business, financial condition or results of operations. There have been no material changes from the risk factors previously disclosed, except as noted below. You should carefully consider the risk factors set forth in the Annual Report on Form 10-K for the year ended December 31, 2023 and the other information set forth elsewhere in this Quarterly Report on Form 10-Q. You should be aware that these risk factors and other information may not describe every risk facing the Company. Additional risks and uncertainties not currently known to the Company or that management currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

If the Company raises substantial proceeds from the Offerings in a short period of time, the Company may not be able to invest all of the Company’s Follow-On Offering proceeds promptly, which may cause the Company’s distributions and the Company’s stockholders’ investment returns to be lower than they otherwise would be.

The more shares the Company sells in the Company’s Offerings, the greater the Company’s challenge will be to invest all of the proceeds. The large size of the Company's Offerings increases the risk of delays in investing the Company’s net proceeds promptly and on attractive terms. Pending investment, the net proceeds of the Offerings may be invested in permitted temporary investments, which include short-term United States government securities, bank certificates of deposit and other short-term liquid investments. The rate of return on these investments, which affects the amount of cash available to make distributions to stockholders, has fluctuated in recent years and most likely will be less than the return obtainable from the type of investments in the real estate industry the Company seeks to acquire or originate. Therefore, delays the Company encounters in the selection, due diligence and acquisition or origination of investments would likely limit the Company’s ability to pay distributions to the Company’s stockholders and lower their overall returns. In addition, cash and cash equivalents may potentially subject the Company to concentration of risk and at times, balances with any one financial institution may exceed the Federal Deposit Insurance Corporation insurance limits. As of March 31, 2024, the Company had approximately $28.2 million of unrestricted cash and cash equivalents.

If the Company pays cash distributions from sources other than the Company’s cash flow from operations, the Company will have less funds available for investments and the Company’s stockholders’ overall return may be reduced.

The Company’s organizational documents do not restrict the Company from paying distributions from any source and do not restrict the amount of distributions the Company may pay from any source, including proceeds from the Offerings or the proceeds from the issuance of securities in the future, other third party borrowings, advances from the Advisor or CFI or from the Advisor’s deferral or waiver of its fees under the Second Amended and Restated Advisory Agreement. Distributions may also be funded at least in part, indirectly, due to: (i) organizational and offering expenses paid on the Company's behalf by the Company's advisor, which may be subject to reimbursement to the advisor or its affiliates, (ii) other expenses borne by the Company's advisor, that may be subject to reimbursement to the advisor, and (iii) the Company's advisor's ability to elect to receive a portion of its asset management fee in Class I shares or Class I operating partnership units, which may be repurchased at a later date. In addition, these factors may have a smoothing effect on the Company's NAV. It is anticipated that during the offering and acquisition phase, when building the Company's portfolio and before the properties have had an opportunity to appreciate, distributions are more likely to be funded at least partially with cash flows from financing activities determined on a GAAP basis, which may include, among other things, offering proceeds and borrowings. This distribution policy may not be a sustainable long-term policy. Distributions paid from sources other than current or accumulated earnings and profits, particularly during the period before the Company has substantially invested the net proceeds from the Offerings, may constitute a return of capital for tax purposes. From time to time, particularly during the period before the Company has substantially invested the net proceeds from the Offerings, the Company may generate taxable income greater than the Company’s income for financial reporting purposes, or the Company’s taxable income may be greater than the Company’s cash flow available for distribution to stockholders. In these situations the Company may make distributions in excess of the Company’s cash flow from operations, investment activities and strategic financings to satisfy the REIT distribution requirement. In such an event, the Company would look first to other third party borrowings to fund these distributions. If the Company funds distributions from financings, the net proceeds from the Offerings or sources other than the Company’s cash flow from operations, the Company will have less funds available for investment in income-producing commercial real estate and the Company’s stockholders’ overall return may be reduced. In addition, if the aggregate amount of cash the Company distributes to stockholders in any given year exceeds the amount of the Company’s taxable income generated during the year, the excess amount will either be (1) a return of capital or (2) a gain from the sale or exchange of property to the extent that a stockholder’s basis in the Company’s common stock equals or is reduced to zero as the result of the Company’s current or prior year distributions. Such distributions may effectively dilute or reduce the value of the stockholders remaining interest in the Company’s net asset value.

Pursuant to the Distribution Support Agreement, in certain circumstances where the Company’s cash distributions exceed MFFO, CFI will purchase up to $5.0 million of shares in the Company’s public offerings (including the $2.0 million of shares purchased to satisfy the Minimum Offering). The sponsor has purchased Class IX shares in the Company’s Initial Offering and has purchased Class I shares in the Follow-On Offering. As of March 31, 2024, CFI has no remaining obligation pursuant to the Distribution Support Agreement. Subsequent to the expiration of the Distribution Support Agreement, the Company may not have sufficient cash available to pay distributions at the rate the Company had paid during preceding periods or at all. If the Company pays distributions from sources other than the Company’s cash flow from operations, the Company will have less cash available for investments, the Company may have to reduce the Company’s distribution rate, the Company’s net asset value may be negatively impacted and the Company’s stockholders overall return may be reduced. As of March 31, 2024, the Company has declared cumulative distributions of $79,795,559, of which 20% of the Company’s cash distributions were paid using sources other than the cash flow from operations, including borrowings and proceeds from the Offerings. For the three months ended March 31, 2024, 15% of the Company's cash distributions were paid using sources other than the Company's cash flow from operations (see “—Distributions”).

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

The Company’s Amended Advisory Agreement provides that any operating expenses which have not been invoiced by the Advisor will not become the Company’s obligations. Without these provisions in the Company’s Amended Advisory Agreement, such operating expenses, if invoiced, would likely be recorded as liabilities of the Company, which, in turn, would likely have a negative effect on the Company’s NAV per share. The Company’s Amended Advisory Agreement provides that the Advisor will not invoice the Company for any reimbursement if the impact of such would result in the incurrence of an obligation in an amount that would result in the Company’s NAV per share for any class of shares to be less than $25.00. The Company may, however, incur and record an obligation to reimburse the Advisor, even if it would result in the Company’s NAV per share for any class of shares for such quarter to be less than $25.00, if the Company’s board of directors determines that the reasons for the decrease of the Company’s NAV per share below $25.00 were unrelated to the Company’s obligation to reimburse the Advisor for operating expenses. The Company’s Amended Advisory Agreement also provides that the Advisor may be reimbursed for previously unbilled operating expenses for prior periods in any subsequent quarter, subject to certain limitations, including the limitation related to the NAV per share of $25.00 referenced above and the 2%/25% Guidelines. The incurrence of previously unbilled operating expenses likely will have a negative effect on the Company’s NAV per share. As of March 31, 2024, the Advisor has incurred $16,072,995 of Unreimbursed Operating Expenses, including $1,413,788 of Unreimbursed Operating Expenses incurred during the three months ended March 31, 2024 that have not been invoiced to the Company.

Item 2. Unregistered Sales of Equity Securities.

Unregistered Sales of Equity Securities

During the three months ended March 31, 2024, the Company did not complete any sales of unregistered securities.

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

The table below summarizes the repurchase activity for the three months ended March 31, 2024:

For the Month Ended	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Redeemed as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Redeemed Under the Plans or Programs(1)(2)
January 31, 2024	292,538	22.08	292,538	—
February 29, 2024	288,308	22.07	288,308	—
March 31, 2024	150,190	22.12	150,190	—
Total	731,036	$22.08	731,036	—

Note: (1) The Company limits the number of shares that may be redeemed per calendar month and per calendar year under the program as described above.

(2) For the quarter ended March 31, 2024, the Company received repurchase requests that exceeded both its monthly 2% of NAV and quarterly 5% of NAV limits. In accordance with the Company's Amended SRP, the Company fulfilled 63% of requested repurchases in January 2024, 84% of requested repurchases in February 2024, and 26% of requested repurchases in March 2024.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the quarter ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

Item 6. Exhibits.

The exhibits listed below are included, or incorporated by reference, in this Quarterly Report on Form 10-Q.

EXHIBITS INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 (and are numbered in accordance with Item 601 of Regulation S-K).

3.1

Second Articles of Amendment and Restatement of Cantor Fitzgerald Income Trust, Inc. (formerly known as Rodin Global Property Trust, Inc.) (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q filed on May 12, 2017)

3.2

Articles of Amendment to the Second Articles of Amendment and Restatement of Cantor Fitzgerald Income Trust, Inc. (formerly known as Rodin Global Property Trust, Inc.), dated June 6, 2018 (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 13, 2018)

3.3

Second Articles of Amendment to the Second Articles of Amendment and Restatement of Cantor Fitzgerald Income Trust, Inc. (formerly known as Rodin Global Property Trust, Inc.) (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 1, 2019)

3.4

Articles of Amendment to the Second Articles of Amendment and Restatement of Cantor Fitzgerald Income Trust, Inc. (formerly known as Rodin Global Property Trust, Inc.) (incorporated by reference to Exhibit 3.5 to the Company’s Pre-Effective Amendment No. 1 to the Form S-11 Registration Statement filed with the SEC on July 31, 2020)

3.5

Articles Supplementary to the Second Articles of Amendment and Restatement of Cantor Fitzgerald Income Trust, Inc. (formerly known as Rodin Global Property Trust, Inc.) (incorporated by reference to Exhibit 3.6 to the Company’s Pre-Effective Amendment No. 1 to the Form S-11 Registration Statement filed with the SEC on July 31, 2020)

3.6

Second Amended and Restated Bylaws of Cantor Fitzgerald Income Trust, Inc. (formerly known as Rodin Global Property Trust, Inc.) (incorporated by reference to Exhibit 3.2 to the Company’s Form 10-Q filed on May 12, 2017)

3.7

Third Articles of Amendment to Second Articles of Amendment and Restatement of Cantor Fitzgerald Income Trust, Inc (incorporated by reference to Exhibit 3.1 to the Company's 8-K filed on January 4, 2024)

4.1	Form of Subscription Agreement (included as Appendix A to the Prospectus dated April 23, 2019, filed with the SEC on April 24, 2019 and incorporated by reference herein)

4.2	Amended and Restated Distribution Reinvestment Plan (included as Appendix B to the Prospectus dated August 10, 2020, filed with the SEC on August 12, 2020 and incorporated by reference herein)

4.3	Form of Subscription Agreement for the Follow-On Offering (included as Appendix A to the Prospectus dated July 18, 2022, filed with the SEC on July 19, 2022 and incorporated by reference herein)

4.4	Third Amended and Restated Share Repurchase Program (incorporated by reference to Exhibit 4.4 to the Company's Quarterly Report on Form 10-Q filed with the SEC on May 17, 2021)
4.5	Form of Subscription Agreement (included as Appendix A to the Prospectus dated July 17, 2023, filed with the SEC on July 17, 2023 and incorporated by reference herein)
4.6	Form of Subscription Agreement (included as Appendix A to the Prospectus dated February 8, 2024, filed with the SEC on February 8, 2024 and incorporated by reference herein)
31.1*	Certification by the Chief Executive Officer pursuant to 17 CFR 240.13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification by the Chief Financial Officer pursuant to 17 CFR 240.13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*

Written statements of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*

The following materials from Cantor Fitzgerald Income Trust, Inc.’s Quarterly Report on Form 10-Q for the three months ended March 31, 2024 are formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Changes in Equity; (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

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

Dated: May 14, 2024