Form 10-Q
period 2024-06-30
Cantor Fitzgerald Income Trust, Inc.
filed 2024-08-14
CIK 1666244

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 8, 2024, the registrant had 3,827,155 Class AX Shares, 1,158,163 Class IX Shares, 6,013 Class TX Shares, 6,401,945 Class I Shares, 1,465,187 Class T Shares, 606,656 Class D Shares and 7,034 Class S Shares of $0.01 par value common stock outstanding.

CANTOR FITZGERALD INCOME TRUST, INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

CANTOR FITZGERALD INCOME TRUST, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2024	December 31, 2023
Assets
Investment in real estate, net of accumulated depreciation of $75,261,086 and $62,780,887, respectively	$930,547,612	$941,343,574
Cash and cash equivalents	25,472,948	30,386,460
Restricted cash	9,172,199	9,506,260
Investments in real estate-related assets	30,164,758	30,290,674
Investment in debt securities, at fair value	—	9,219,200
Intangible assets, net of accumulated amortization of $39,778,246 and $34,745,510 respectively	70,168,967	75,201,703
Operating lease right-of-use asset	16,252,911	16,297,074
Derivative assets, at fair value	8,738,825	7,556,416
Prepaid expenses and other assets	11,055,737	12,125,637
Deferred rent receivable	12,498,113	11,575,495
Total assets	$1,114,072,070	$1,143,502,493
Liabilities and Equity
Liabilities
Loans payable, net of deferred financing costs of $4,133,382 and $4,598,656, respectively	$541,635,052	$529,169,778
Intangible liabilities, net of accumulated amortization of $6,888,617 and $5,897,213, respectively	18,297,695	19,289,099
Operating lease liability	16,252,911	16,297,074
Distributions payable	1,736,463	1,931,977
Restricted reserves	8,918,730	10,716,532
Due to related parties	10,409,380	5,776,223
Deferred revenue	1,947,065	1,937,965
Accrued interest payable	1,826,570	1,932,231
Accounts payable and accrued expenses	3,611,790	4,945,235
Total liabilities	$604,635,656	$591,996,114
Commitments and contingencies (Note 13)
Stockholders' equity
Controlling interest
Preferred stock, $0.01 par value per share, 50,000,000 shares authorized, and 0 issued and outstanding at each June 30, 2024 and December 31, 2023	—	—
Class AX common stock, $0.01 par value per share, 10,000,000 shares authorized, and 3,832,340 and 3,848,941 issued and outstanding at June 30, 2024 and December 31, 2023, respectively	38,323	38,489
Class TX common stock, $0.01 par value per share, 5,000,000 shares authorized, and 26,861 and 178,873 issued and outstanding at June 30, 2024 and December 31, 2023, respectively	269	1,789
Class IX common stock, $0.01 par value per share, 5,000,000 shares authorized, and 1,167,185 and 1,178,536 issued and outstanding at June 30, 2024 and December 31, 2023, respectively	11,672	11,785
Class T common stock, $0.01 par value per share, 100,000,000 shares authorized, and 1,469,365 and 1,462,448 issued and outstanding at June 30, 2024 and December 31, 2023, respectively	14,694	14,626
Class S common stock, $0.01 par value per share, 20,000,000 shares authorized, and 7,004 issued and 7,086 outstanding at each June 30, 2024 and December 31, 2023, respectively	70	71
Class D common stock, $0.01 par value per share, 60,000,000 shares authorized, and 611,350 issued and 644,697 outstanding at each June 30, 2024 and December 31, 2023, respectively	6,114	6,447
Class I common stock, $0.01 par value per share, 200,000,000 shares authorized, and 6,534,930 and 7,313,276 issued and outstanding at June 30, 2024 and December 31, 2023, respectively	65,349	73,133
Additional paid-in capital	355,049,115	376,712,427
Retained earnings/accumulated deficit and cumulative distributions	(98,396,716)	(85,445,999)
Accumulated other comprehensive income/(loss)	873,883	755,642
Total controlling interest	257,662,773	292,168,410
Non-controlling interests in subsidiaries	251,773,641	259,337,969
Total stockholders' equity	509,436,414	551,506,379
Total liabilities and stockholders' equity	$1,114,072,070	$1,143,502,493

See accompanying notes to consolidated financial statements

CANTOR FITZGERALD INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2024	2023	2024	2023
Revenues:
Rental revenues	$18,084,391	$17,331,507	$36,115,483	$34,350,474
Preferred return income	247,676	244,393	495,351	486,100
Income from mezzanine loan investment	264,250	260,748	528,308	518,438
Other property operating revenues	7,182,646	4,804,130	11,785,762	8,557,339
Total revenues	25,778,963	22,640,778	48,924,904	43,912,351
Operating expenses:
General and administrative expenses	63,240	64,581	130,551	4,959,092
Depreciation and amortization	8,503,347	8,472,369	17,401,347	17,209,486
Management fees	1,571,674	1,765,866	3,230,200	3,530,330
Property operating expenses	11,438,151	9,142,736	20,420,767	16,811,429
Total operating expenses	21,576,412	19,445,552	41,182,865	42,510,337
Other income (expense):
Income from investments in real estate-related assets	43,281	41,134	80,557	49,482
Interest income	269,368	303,984	523,192	579,897
Net gain/(loss) from investment in debt securities, at fair value	(74,687)	—	1,340,614	—
Interest expense	(6,766,904)	(5,261,122)	(13,310,636)	(10,401,545)
Total other income (expense)	(6,528,942)	(4,916,004)	(11,366,273)	(9,772,166)
Net income (loss)	$(2,326,391)	$(1,720,778)	$(3,624,234)	$(8,370,152)
Net income (loss) attributable to non-controlling interest	(370,688)	(929,486)	(1,587,178)	(2,204,019)
Net income (loss) attributable to common stockholders	$(1,955,703)	$(791,292)	$(2,037,056)	$(6,166,133)
Weighted average shares outstanding	14,010,375	15,823,458	14,274,353	15,754,656
Net income (loss) per common share - basic and diluted	$(0.14)	$(0.05)	$(0.14)	$(0.39)

See accompanying notes to consolidated financial statements

CANTOR FITZGERALD INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2024	2023	2024	2023
Net income (loss)	$(2,326,391)	$(1,720,778)	$(3,624,234)	$(8,370,152)
Other comprehensive income (loss)
Unrealized gain (loss) on derivative instruments	117,941	1,116,247	1,182,409	(506,517)
Comprehensive income (loss)	(2,208,450)	(604,531)	(2,441,825)	(8,876,669)
Amounts attributable to noncontrolling interests
Net income (loss)	(370,688)	(929,486)	(1,587,178)	(2,204,019)
Unrealized gain (loss) on derivative instruments	106,147	1,004,623	1,064,169	(455,865)
Comprehensive income (loss) attributable to noncontrolling interests	(264,541)	75,137	(523,009)	(2,659,884)
Comprehensive income (loss) attributable to common stockholders	$(1,943,909)	$(679,668)	$(1,918,816)	$(6,216,785)

See accompanying notes to consolidated financial statements

CANTOR FITZGERALD INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

	Controlling Interest
																Retained Earnings/
	Common Stock														Additional	Accumulated Deficit and	Accumulated Other	Non-	Total
	Class AX		Class TX		Class IX		Class I		Class T		Class D		Class S		Paid-In	Cumulative	Comprehensive	controlling	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Distributions	Income/(loss)	interest	Equity
Balance as of January 1, 2023	3,864,320	$38,643	719,803	$7,198	1,222,180	$12,222	7,582,500	$75,825	1,280,789	$12,809	531,864	$5,318	6,910	$69	$389,390,600	$(55,143,655)	$902,026	$260,028,582	$595,329,637
Common stock issued (transferred)	120,869	1,209	(120,959)	(1,209)	—	—	691,739	6,917	171,609	1,715	112,705	1,127	—	—	26,154,932	—	—	—	26,164,691
Common stock repurchased	(105,744)	(1,057)	(9,682)	(97)	(5,798)	(58)	(251,928)	(2,519)	(43,413)	(434)	(6,643)	(66)	—	—	(11,211,168)	—	—	—	(11,215,399)
Distribution reinvestment	20,019	200	3,112	31	6,136	61	27,502	275	4,291	43	2,313	23	20	—	1,695,335	—	—	—	1,695,968
Offering costs, commissions and fees	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(401,701)	—	—	—	(401,701)
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(5,374,841)	—	(1,274,533)	(6,649,374)
Distributions declared on common stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(5,802,997)	—	—	(5,802,997)
Designated derivatives, fair value adjustments	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(162,277)	(1,460,487)	(1,622,764)
Non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(3,425,858)	(3,425,858)
Balance as of March 31, 2023	3,899,464	$38,995	592,274	$5,923	1,222,518	$12,225	8,049,813	$80,498	1,413,276	$14,133	640,239	$6,402	6,930	$69	$405,627,998	$(66,321,493)	$739,749	$253,867,704	$594,072,203
Common stock issued (transferred)	113,548	1,135	(113,661)	(1,137)	—	—	178,724	1,787	72,838	728	43,822	439	938	10	7,785,979	—	—	—	7,788,941
Common stock repurchased	(185,899)	(1,859)	(8,551)	(86)	(11,399)	(114)	(414,620)	(4,146)	(42,710)	(427)	(14,545)	(145)	(880)	(9)	(17,307,376)	—	—	—	(17,314,162)
Distribution reinvestment	21,675	217	2,681	27	6,150	62	26,960	270	5,420	54	2,644	26	26	—	1,696,851	—	—	—	1,697,507
Offering costs, commissions and fees	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(143,679)	—	—	—	(143,679)
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(791,292)	—	(929,486)	(1,720,778)
Distributions declared on common stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(5,897,027)	—	—	(5,897,027)
Designated derivatives, fair value adjustments	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	111,625	1,004,622	1,116,247
Non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	15,632,761	15,632,761
Balance as of June 30, 2023	3,848,788	$38,488	472,743	$4,727	1,217,269	$12,173	7,840,877	$78,409	1,448,824	$14,488	672,160	$6,722	7,014	$70	$397,659,773	$(73,009,812)	$851,374	$269,575,601	$595,232,013

	Controlling Interest
																Retained Earnings/
	Common Stock														Additional	Accumulated Deficit and	Accumulated Other	Non-	Total
	Class AX		Class TX		Class IX		Class I		Class T		Class D		Class S		Paid-In	Cumulative	Comprehensive	controlling	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Distributions	Income/(loss)	interest	Equity
Balance as of January 1, 2024	3,848,941	$38,489	178,873	$1,789	1,178,536	$11,785	7,313,276	$73,133	1,462,448	$14,626	644,697	$6,447	7,086	$71	$376,712,427	$(85,445,999)	$755,642	$259,337,969	$551,506,379
Common stock issued (transferred)	65,246	653	(65,389)	(655)	—	—	152,915	1,529	72,462	724	679	6	—	—	5,046,200	—	—	—	5,048,457
Common stock repurchased	(89,081)	(891)	(1,045)	(10)	(14,057)	(140)	(547,033)	(5,470)	(48,716)	(488)	(30,936)	(309)	(166)	(1)	(16,136,480)	—	—	—	(16,143,789)
Distribution reinvestment	24,680	247	1,478	15	7,007	70	25,098	251	7,832	78	3,066	31	41	—	1,532,610	—	—	—	1,533,302
Offering costs, commissions and fees	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(118,597)	—	—	—	(118,597)
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(81,353)	—	(1,216,490)	(1,297,843)
Distributions declared on common stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(5,582,290)	—	—	(5,582,290)
Designated derivatives, fair value adjustments	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	106,446	958,022	1,064,468
Non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(3,409,447)	(3,409,447)
Balance as of March 31, 2024	3,849,786	38,498	113,917	1,139	1,171,486	11,715	6,944,256	69,443	1,494,026	14,940	617,506	6,175	6,961	70	$367,036,160	$(91,109,642)	$862,088	$255,670,054	$532,600,640
Common stock issued (transferred)	85,381	854	(85,459)	(854)	—	—	83,745	837	5,774	59	2,274	23	—	—	2,024,311	—	—	—	2,025,230
Common stock repurchased	(128,276)	(1,283)	(2,376)	(24)	(11,434)	(114)	(520,898)	(5,209)	(37,473)	(375)	(11,305)	(113)	—	—	(15,603,502)	—	—	—	(15,610,620)
Distribution reinvestment	25,449	254	779	8	7,133	71	27,827	278	7,038	70	2,875	29	43	—	1,564,981	—	—	—	1,565,691
Offering costs, commissions and fees	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(80,060)	—	—	—	(80,060)
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,955,703)	—	(370,688)	(2,326,391)
Distributions declared on common stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(5,331,371)	—	—	(5,331,371)
Designated derivatives, fair value adjustments	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	11,795	106,146	117,941
Acquired ownership interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	107,225	—	—	—	107,225
Non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(3,631,871)	(3,631,871)
Balance as of June 30, 2024	3,832,340	38,323	26,861	269	1,167,185	11,672	6,534,930	65,349	1,469,365	14,694	611,350	6,114	7,004	70	$355,049,115	$(98,396,716)	$873,883	$251,773,641	$509,436,414

See accompanying notes to consolidated financial statements

CANTOR FITZGERALD INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months
	Ended June 30,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$(3,624,234)	$(8,370,152)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	18,015,427	17,659,543
(Gain) from investments in real estate-related assets	(80,557)	(49,482)
(Realized Gain) from sale of investment in debt securities	(1,634,920)	—
Amortization of above-market lease intangibles	98,189	98,189
Amortization of below-market lease intangibles	(978,005)	(978,005)
Unrealized loss from investment in debt securities	454,123	—
Changes in assets and liabilities:
Proceeds from investments in real estate-related assets	206,473	275,298
(Increase) in deferred rent receivable	(922,618)	(1,206,310)
Decrease/(increase) in prepaid expenses and other assets	1,069,900	(1,898,921)
Increase/(decrease) in due to related parties	4,633,157	(462,715)
Decrease in deferred revenue	9,100	411,227
(Decrease) in restricted reserves	(1,797,802)	(519,234)
(Decrease) in accounts payable and accrued expenses	(1,333,445)	(2,754,376)
(Decrease)/increase in accrued interest payable	(105,661)	102,188
Net cash provided by operating activities	14,009,127	2,307,250
Cash flows from investing activities:
Acquisition of real estate	—	(412,545)
Capital improvements to real estate	(1,684,236)	—
Proceeds from sale/repayment of investment in debt securities	10,399,997	—
Net cash provided by/(used in) investing activities	8,715,761	(412,545)
Cash flows from financing activities:
Borrowings under credit facility	12,000,000	14,000,000
Proceeds from issuance of common stock, net	6,875,030	33,270,125
Distributions	(8,010,182)	(13,174,030)
Payments for redemptions of common stock	(31,754,409)	(23,404,406)
Non-controlling interest distributions	(7,034,093)	(6,880,330)
Non-controlling interest contribution	100,000	—
Payment of deferred financing costs	(148,807)	(442,790)
Net cash (used in)/provided by financing activities	(27,972,461)	3,368,569
Net increase/(decrease) in cash and cash equivalents and restricted cash	(5,247,573)	5,263,274
Cash and cash equivalents and restricted cash, at beginning of period	39,892,720	38,533,421
Cash and cash equivalents and restricted cash, at end of period	$34,645,147	$43,796,695
Reconciliation of cash and cash equivalents and restricted cash
Cash and cash equivalents	$25,472,948	$34,292,465
Restricted cash	9,172,199	9,504,230
Total cash and cash equivalents and restricted cash	$34,645,147	$43,796,695
Supplemental disclosure of cash flow information:
Cash paid for interest	$12,859,619	$10,027,725
Non-cash investing and financing activities:
Distribution reinvestment	$3,098,283	$3,393,475
Distributions payable	$1,726,933	$1,972,065
Assumption of loans payable in conjunction with acquisitions of real estate	$—	$22,500,000
Acquired non-controlling interests	$(107,225)	$19,087,232

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

On February 2, 2016, the Company was capitalized with a $200,001 investment by the Company’s sponsor, Cantor Fitzgerald Investors, LLC (“CFI”) through the purchase of 8,180 Class A shares. In addition, a wholly owned subsidiary of CFI, Cantor Fitzgerald Income Trust OP Holdings, LLC, (the “Special Unit Holder”), has invested $1,000 in the Operating Partnership and has been issued a special class of limited partnership units (“Special Units”), which is recorded as a non-controlling interest on the consolidated balance sheet as of June 30, 2024. The Company registered with the Securities and Exchange Commission (“SEC”) an offering of up to $1.25 billion in shares of common stock, consisting of up to $1.0 billion in shares in the Company’s primary offering (the “Primary Offering”) and up to $250 million in shares pursuant to its distribution reinvestment plan (the “DRP”, and together with the Primary Offering, the “Initial Offering”). On May 18, 2017, the Company satisfied the minimum offering requirement as a result of CFI’s purchase of $2.0 million in Class I shares (the “Minimum Offering Requirement”). On March 20, 2020, the Company filed a registration statement on Form S-11 with the SEC for a proposed second public offering (the “Follow-On Offering”). Subsequently, on July 31, 2020, the Company terminated the Primary Offering but is continuing to offer up to $50.0 million of common stock pursuant to the DRP. On August 10, 2020, the SEC declared the Follow-On Offering effective. In the Follow-On Offering, the Company was offering up to $1 billion in shares of common stock in a primary offering on a best efforts basis and $250 million in shares of common stock to be issued pursuant to the DRP. On July 30, 2020, the Company, amended its charter (as amended, the “Charter”) to redesignate its currently issued and outstanding Class A shares of common stock, Class T shares of common stock and Class I shares of common stock as “Class AX Shares,” “Class TX Shares” and “Class IX Shares,” respectively. In addition, on July 30, 2020, as set forth in the Charter, the Company has reclassified the authorized but unissued portion of its common stock into four additional classes of common stock: Class T Shares, Class S Shares, Class D Shares, and Class I Shares. The Class AX shares, Class TX shares and Class IX shares generally have the same rights, including voting rights, as the Class T shares, Class S shares, Class D shares and Class I shares that the Company is offering pursuant to the Follow-On Offering. On August 9, 2023, the Company filed a registration statement on Form S-11 with the SEC for a proposed third public offering (the "Third Offering"), which was declared effective on February 7, 2024. In the Third Offering, the Company is offering up to $1 billion in shares of common stock in a primary offering on a best efforts basis and $250 million in shares of common stock to be issued pursued to a distribution reinvestment plan (Refer to Note 9 – Stockholders’ Equity).

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

As of June 30, 2024, the Company owned the following investments:

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

The Company evaluates all of its investments in real estate-related assets to determine if they are VIEs utilizing judgments and estimates that are inherently subjective. If different judgments or estimates were used for these evaluations, it could result in differing conclusions as to whether or not an entity is a VIE and whether or not to consolidate such entity. As of June 30, 2024 and December 31, 2023, the Company concluded that it had investments in VIEs. Refer to Note 11 — Variable Interest Entities for additional information.

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

Deferred Rent Receivable

Deferred rent receivable represents rent earned in excess of rent received as a result of straight-lining rents over the terms of the leases in accordance with ASC Topic 842, Leases. As of June 30, 2024 and December 31, 2023, Deferred rent receivable was $12,498,113 and $11,575,495, respectively.

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

The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate assets may not be recoverable. Impairment indicators that the Company considers include, but are not limited to, bankruptcy or other credit concerns of a property’s major tenant, such as a history of late payments, rental concessions and other factors, a significant decrease in a property’s revenues due to lease terminations, vacancies, co-tenancy clauses, reduced lease rates or other circumstances. When indicators of potential impairment are present, the Company assesses the recoverability of the assets by determining whether the carrying amount of the assets will be recovered through the undiscounted future cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying amount, the Company will adjust the real estate assets to their respective fair values and recognize an impairment loss. Generally, fair value is determined using a discounted cash flow analysis and recent comparable sales transactions. As of June 30, 2024 and December 31, 2023, no impairment losses have been identified.

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

Income recognition is suspended for a mezzanine loan investment at the earlier of the date at which payments become 90-days past due or when, in the opinion of management, a full recovery of income and principal becomes doubtful. When the ultimate collectability of the principal of an impaired mezzanine loan investment is in doubt, all payments are applied to principal under the cost recovery method. When the ultimate collectability of the principal of an impaired mezzanine loan investment is not in doubt, contractual income from mezzanine loan is recorded as income from mezzanine loan when received, under the cash basis method until an accrual is resumed when the mezzanine loan investment becomes contractually current and performance is demonstrated to be resumed. A mezzanine loan investment is written off when it is no longer realizable and/or legally discharged. Pursuant to the adoption of the CECL accounting standards, the Company has made an accounting policy election not to measure an allowance for credit losses on accrued interest receivable amounts as the Company writes-off the uncollectible accrued interest receivable balance in a timely manner. As of June 30, 2024 and December 31, 2023, no credit impairment losses have been identified.

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

Income recognition is suspended for a preferred equity investment at the earlier of the date at which payments become 90-days past due or when, in the opinion of management, a full recovery of income and principal becomes doubtful. When the ultimate collectability of the principal of an impaired preferred equity investment is in doubt, all payments are applied to principal under the cost recovery method. When the ultimate collectability of the principal of an impaired preferred equity investment is not in doubt, contractual preferred return income is recorded as preferred return income when received, under the cash basis method until an accrual is resumed when the preferred return investment becomes contractually current and performance is demonstrated to be resumed. A preferred return investment is written off when it is no longer realizable and/or legally discharged. Pursuant to the adoption of the CECL accounting standards, the Company has made an accounting policy election not to measure an allowance for credit losses on accrued interest receivable amounts as the Company writes-off the uncollectible accrued interest receivable balance in a timely manner. As of June 30, 2024 and December 31, 2023, no credit impairment losses have been identified.

Unconsolidated Equity Method Investments

The Company performs consolidation analysis in accordance with ASC Topic 810, Consolidation, as described in the “Variable Interest Entities” section of this Note 2. The Company has determined, as a result of its analysis, that it is not the primary beneficiary of its investment in the Station DST, and therefore has not consolidated the entity. The Company has accounted for its investment in the Station DST, which is controlled and managed by CFI, under the equity method of accounting, and included within Investments in real estate-related assets on the Company’s consolidated balance sheet. In accordance with ASC Topic 323, Investments-Equity Method and Joint Ventures, the Company is able to exercise significant influence over this investee. Under the equity method, the investment is adjusted each period for capital contributions and distributions and its share of the entity’s net income (loss). Capital contributions, distributions and net income (loss) of such entity is recorded in accordance with the terms of the governing documents. An allocation of net income (loss) may differ from the stated ownership percentage interest in such entity as a result of preferred returns and allocation formulas, if any, as described in such governing documents. Investments in real estate-related assets are periodically reviewed for impairment based on projected cash flows from the underlying investment. If an impairment is identified, the carrying value of the investment will be reduced to the anticipated recoverable amount. As of June 30, 2024 and December 31, 2023, no impairment has been identified.

Investments in Debt Securities, at Fair Value

Commercial Mortgage-Backed Securities

As of June 30, 2024, the Company had no investment in debt securities. As of December 31, 2023, the Company's investment in debt securities consisted of commercial mortgage-backed securities ("CMBS"), which are securities backed by one or more mortgage loans secured by real estate assets, corporate bonds, term loans, mezzanine loans, and other debt issued by real estate-related companies or secured by real estate assets. These financial instruments are reported at fair value. CMBS debt securities are presented at fair value in the Company’s consolidated balance sheets. Interest income and changes in fair value of these debt securities are recognized as net gains (losses) from investment in debt securities in the Company’s consolidated statements of operations. The Company generally determines the fair value of its investments in debt securities by utilizing third-party pricing service providers whenever available.

In determining the fair value of a particular investment, pricing service providers may use broker-dealer quotations, reported trades or valuation estimates from their internal pricing model to determine the reported price. The pricing service providers' internal models for securities such as real estate debt generally consider the attributes applicable to a particular class of the security (e.g., credit rating, seniority), current market data, and estimated cash flows for each security, and collateral performance, as applicable. During the six months ended June 30, 2024, the Company had a realized gain of $1,634,921 from the sale of its investments in debt securities. For further details on the realized gain on the investments in debt securities refer to Note 7 – Investment in Debt Securities, at fair value and Note 14 – Fair Value Measurement for additional information.

Deferred Financing Costs

Costs incurred in connection with obtaining financing are capitalized and amortized over the term of the related loan on a straight-line basis, which approximates the effective interest method. The carrying value of the deferred financing costs at June 30, 2024 and December 31, 2023 was $4,133,382 and $4,598,656, respectively, which is net of accumulated amortization of $2,910,013 and $2,295,932, respectively, and recorded as an offset to the related debt. For the six months ended June 30, 2024 and June 30, 2023, amortization of deferred financing costs was $614,081 and $450,057, respectively, and for the three months ended June 30, 2024 and June 30, 2023, amortization of deferred financing costs was $307,042 and $226,286, respectively, and is included in Interest expense on the accompanying consolidated statements of operations.

Revenue Recognition

Rental revenue is recognized on a straight-line basis over the life of the respective leases.

Preferred return income from the Company’s preferred equity investment is recognized when earned and accrued based on the outstanding investment balance.

Income from mezzanine loan investment is recognized when earned and accrued based on the outstanding loan balance.

Income from CMBS is recognized on an accrual basis along with any changes in the fair value. The changes in fair value are reflected as an adjustment to net gain/(loss) from investment in debt securities. Refer to Note 7 — Investment in Debt Securities, at fair value for additional information.

Other Property Operating Revenues

Other property operating revenues include tenant reimbursement income and revenues received from tenants to cover utilities and other amenities. The tenant reimbursement income is derived from certain property operating expenses, including real estate taxes and insurance, among others, which are paid by the Company and are reimbursed by the tenants of the Company’s properties pursuant to the terms of the respective leases. These reimbursements and other revenues received from tenants are reflected as Other property operating revenues in the accompanying consolidated statements of operations, which, for the six months ended June 30, 2024 and June 30, 2023 was $11,785,762 and $8,557,339, respectively, and for the three months ended June 30, 2024 and June 30, 2023 was $7,182,646 and $4,804,130, respectively.

Property Operating Expenses

Certain property operating expenses, including real estate taxes and insurance, among others, are paid by the Company and may be reimbursed by the tenants of the Company’s properties pursuant to the terms of the respective leases. These expenses incurred are reflected as Property operating expenses in the accompanying consolidated statements of operations, which for the six months ended June 30, 2024 and June 30, 2023 was $20,420,767 and $16,811,429, respectively, and for the three months ended June 30, 2024 and June 30, 2023 was $11,438,151 and $9,142,736, respectively.

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

Deferred Revenue

Deferred revenue represents unearned rent received in advance from tenants at certain of the Company’s properties, which at June 30, 2024 and December 31, 2023 were $1,947,065 and $1,937,965, respectively.

Distribution Payable

Distribution payable is comprised of amounts of distributions declared by the Company but not yet paid and accrued distributions relating to the Performance Participation Allocation (as defined below in Note 9 – Stockholder’s Equity).

Also included within distribution payable is $9,530 due to certain specific affiliates, including the Sponsor, who are entitled to distributions based on their indirect equity interest in the Summerfield DST (as further described in Note 10 – Related Party Transactions). As of June 30, 2024, return of capital distributions were and are derived from net escrow break proceeds from the syndication of the Summerfield DST beneficial interest offering, with the related proceeds held and reported in cash and cash equivalents on the accompanying consolidated balance sheet.

As of June 30, 2024 and December 31, 2023 the aggregate total amount of distribution payable reported by the Company were $1,736,463 and $1,931,977, respectively.

Restricted Reserves

Restricted reserves are comprised of amounts received from tenants at certain of the Company’s properties for recoverable property operating expenses to be paid by the Company on behalf of the tenants, pursuant to the terms of the respective lease arrangements, which at June 30, 2024 and December 31, 2023 were $8,918,730 and $10,716,532, respectively.

Due to Related Parties

Due to related parties is comprised of amounts contractually owed by the Company for various services provided to the Company from related parties, which at June 30, 2024 and December 31, 2023 were $10,409,380 and $5,776,223, respectively (See Note 10 – Related Party Transactions).

Organization and Offering Costs

The Advisor has agreed to pay, on behalf of the Company, all organizational and offering costs (including legal, accounting, and other costs attributable to the Company’s organization and offering, but excluding upfront selling commissions, dealer manager fees and distribution fees) (“O&O Costs”) through the first anniversary of the date on which the Company satisfied the Minimum Offering Requirement, which was May 18, 2018 (the “Escrow Break Anniversary”). After the Escrow Break Anniversary, the Advisor, in its sole discretion, may pay some or all of the additional O&O Costs incurred, but is not required to do so. To the extent the Advisor pays such additional O&O Costs, the Company is obligated to reimburse the Advisor subject to the 1% Cap (as defined below). Following the Escrow Break Anniversary, the Company began reimbursing the Advisor for payment of O&O Costs on a monthly basis, which continued through the period ended May 18, 2021; provided, however, that the Company was not obligated to pay any amounts that as a result of such payment would cause the aggregate payments for O&O Costs (less selling commissions, dealer manager fees and distribution fees) paid to the Advisor to exceed 1% of gross proceeds from all the Company’s public offerings (the “1% Cap”), as of such payment date. Any amounts not reimbursed in any period are included in determining any reimbursement liability for a subsequent period. As of June 30, 2024, the Advisor has continued to pay all O&O Costs on behalf of the Company.

As of June 30, 2024 and December 31, 2023, the Advisor has incurred O&O Costs on the Company’s behalf of $14,294,557 and $13,747,936, respectively. As of June 30, 2024 and December 31, 2023, the Company satisfied its obligation to reimburse the Advisor for O&O Costs. As of both June 30, 2024 and December 31, 2023, organizational costs of $90,675 were expensed and offering costs of $3,978,102 were charged to stockholders’ equity. As of both June 30, 2024 and December 31, 2023, the Company has made reimbursement payments of $4,068,777 to the Advisor for O&O Costs incurred.

Income Taxes

The Company has elected and qualified to be taxed as a REIT under the Internal Revenue Code of 1986, as amended. Generally, the Company will not be subject to U.S. federal income tax to the extent of its distributions to stockholders and as long as certain asset, income, share ownership, minimum distribution and other requirements are met. To qualify as a REIT, the Company must annually distribute at least 90% of its REIT taxable income to its stockholders and meet certain other requirements. Under certain circumstances, federal income and excise taxes may be due on its undistributed taxable income. The Company may also be subject to certain state and local taxes. If the Company fails to meet these requirements, it will be subject to U.S. federal income tax, which could have a material adverse impact on its results of operations and amounts available for distributions to its stockholders.

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

Earnings Per Share

Basic net income (loss) per share of common stock is determined by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is determined by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period, including common stock equivalents. As of June 30, 2024 and December 31, 2023, there were no material common stock equivalents that would have a dilutive effect on net income (loss) per share for common stockholders. All classes of common stock are allocated net income (loss) at the same rate per share.

For the three and six months ended June 30, 2024, both basic and diluted net loss per share was $(0.14). For the three and six months ended June 30, 2023, basic and diluted net loss per share was $(0.05) and $(0.39).

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

The SEC recently adopted the final rules, The Enhancement and Standardization of Climate-Related Disclosures for Investors that will require registrants to provide climate-related disclosures in a note to the audited financial statements. The disclosures will include certain effects of severe weather events and other natural conditions, including the aggregate amounts and where in the financial statements they are presented. If carbon offsets or renewable energy credits or certificates ("RECs") are deemed a material component of the registrant’s plans to achieve its disclosed climate-related targets, registrants will be required to disclose information about the offsets and RECs. Registrants will also be required to disclose whether and how (1) exposures to risks and uncertainties associated with, or known impacts from, severe weather events and other natural conditions and (2) any disclosed climate-related targets or transition plans materially impacted the estimates and assumptions used in preparing the financial statements. Finally, registrants will be required to disclose additional contextual information about the above disclosures, including how each financial statement effect was derived and the accounting policy decisions made to calculate the effects, for the most recently completed fiscal year and, if previously disclosed or required to be disclosed, for the historical fiscal year for which audited consolidated financial statements are included in the filing. Subsequent to the issuance, the SEC has released an order staying the final rules pending judicial review of all of the petitions challenging the rules. Absent the stay, the rules would have been effective for the Company on May 28, 2024 and phased in starting in 2027. Management is currently monitoring the developments pertaining to the final rules and any resulting potential impacts on the Company’s unaudited consolidated financial statements.

Note 3 – Investment in Real Estate

Investment in real estate, net consisted of the following at June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
Building and building improvements	$896,828,266	$895,144,029
Land	108,980,432	108,980,432
Total	1,005,808,698	1,004,124,461
Accumulated depreciation	(75,261,086)	(62,780,887)
Investment in real estate, net	$930,547,612	$941,343,574

As of June 30, 2024, the Company owned interests in 19 real properties and a plot of land as described below:

Portfolio	Ownership Percentage	Location	Number of Properties	Square Feet/ Acre	Remaining Lease Term(1)	Annualized Rental Income(3)	Acquisition Date	Purchase Price(4)
Walgreens Grand Rapids ("GR Property")	100%	Grand Rapids, MI	1	14,552	13.1 years(2)	$500,000	July 2017	$7,936,508
Daimler Trucks North America Office Building ("FM Property")	100%	Fort Mill, SC	1	150,164	4.5 years	$2,670,638	February 2018	$40,000,000
Alliance Data Systems Office Building ("CO Property")	100%	Columbus, OH	1	241,493	8.2 years	$3,362,844	July 2018	$46,950,000
Hoya Optical Labs of America ("Lewisville Property")	100%	Lewisville, TX	1	89,473	4.0 years	$937,060	November 2018	$14,120,000
Williams Sonoma Office Building ("SF Property")	75%	San Francisco, CA	1	13,907	0.0 years(6)	$0	September 2019	$11,600,000
Martin Brower Industrial Buildings ("Buchanan Property")	100%	Phoenix, AZ	1	93,302	7.7 years	$1,083,444	November 2019	$17,300,000
Multifamily Residential Property ("Keller Property")	97%	Carrolton, TX	1	255,627	multiple(5)	$5,638,361	February 2021	$56,500,000
Multifamily Residential Property ("Summerfield Property")	25%	Landover, MD	1	452,876	multiple(5)	$10,595,447	March 2021	$115,500,000
Amazon Last Mile Cleveland ("Madison Ave Property")	100%	Cleveland, OH	1	168,750	6.8 years	$1,555,254	May 2021	$30,800,000
Valencia California ("Valencia Property")	10%	Santa Clarita, CA	1	180,415	11.5 years	$5,323,193	July 2021	$92,000,000
De Anza Plaza Office Buildings ("De Anza Property")	100%	Cupertino, CA	1	83,959	7.1 years	$4,206,056	July 2021	$63,750,000
Multifamily Residential Property ("Kacey Property")	10%	Kingwood, TX	1	296,991	multiple(5)	$5,341,050	November 2021	$67,000,000
Multifamily Residential Property ("Industry Property")	10%	Columbus, OH	1	187,678	multiple(5)	$4,772,799	December 2021	$81,000,000
Mars Petcare Dry/Cold Storage Facility ("Fisher Road Property")	100%	Columbus, OH	1	465,256	2.9 years	$2,984,877	March 2022	$58,000,000
Multifamily Residential Property ("Longmire Property")	96.46%	Conroe, TX	1	231,720	multiple(5)	$3,211,114	April 2022	$43,400,000
Office Tower ("ON3 Property")	10%	Nutley, NJ	1	332,818	14.5 years	$7,245,828	April 2022	$131,667,000
Multifamily Residential Property ("West End Property")	10%	Lenexa, KS	1	299,813	multiple(5)	$5,166,260	August 2022	$69,375,000
Multifamily Residential Property ("Palms Property")	10%	Houston, TX	1	222,672	multiple(5)	$4,010,775	August 2022	$48,000,000
Land ("Mount Comfort Land")	100%	Greenfield, IN	0	1 - acre	11.8 years	$53,140	October 2022	$445,000
Multifamily Residential Property ("Pearland Property")	5%	Pearland, TX	1	219,624	multiple(5)	$4,383,498	June 2023	$40,500,000

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
(6)
The lease with William Sonoma expired on December 31, 2021. As of August 13, 2024, the SF Property is vacant.

Note 4 - Intangibles

The amortization of acquired above-market and/or below-market leases is recorded as an adjustment to Rental revenue on the consolidated statements of operations. For the six months ended June 30, 2024 and June 30, 2023, the net amount of such amortization was included as an increase to rental income of $879,816 and $879,815, respectively. For both the three months ended June 30, 2024 and June 30, 2023, the net amortization was included as an increase to rental income of $439,908.

The amortization of in-place leases is recorded as an adjustment to Depreciation and amortization expense on the consolidated statements of operations. For the six months ended June 30, 2024 and June 30, 2023, the net amount of such amortization was $4,411,690 and $4,870,410, respectively. For the three months ended June 30, 2024 and June 30, 2023, the amount of such amortization was $2,001,208 and $2,295,997, respectively.

The amortization of tax abatement on property improvements is recorded as an adjustment to Depreciation and amortization expense on the consolidated statements of operations. For both the six months ended June 30, 2024 and June 30, 2023, the net amount of such amortization was $522,857. For both the three months ended June 30, 2024 and June 30, 2023, the net amount of such amortization was $261,428.

As of June 30, 2024 and December 31, 2023, the gross carrying amount and accumulated amortization of the Company’s intangible assets consisted of the following:

	June 30, 2024	December 31, 2023
Intangible assets:
In-place lease intangibles	$93,194,479	$93,194,479
Above-market lease intangibles	2,112,734	2,112,734
Tax abatement on property improvements intangibles	14,640,000	14,640,000
Total intangible assets	109,947,213	109,947,213
Accumulated amortization:
In-place lease amortization	(36,347,004)	(31,935,314)
Above-market lease amortization	(729,813)	(631,624)
Tax abatement on property improvements amortization	(2,701,429)	(2,178,572)
Total accumulated amortization	(39,778,246)	(34,745,510)
Intangible assets, net	$70,168,967	$75,201,703

The estimated future amortization on the Company’s intangible assets for each of the next five years and thereafter as of June 30, 2024 is as follows:

Year	In-place Lease Intangibles	Above-market Lease Intangibles	Tax Abatement on Property Improvements	Total
2024 (remaining)	3,637,327	98,189	522,857	4,258,373
2025	7,274,653	196,378	1,045,714	8,516,745
2026	6,526,776	196,378	1,045,714	7,768,868
2027	5,280,474	196,378	1,045,714	6,522,566
2028	4,841,466	196,378	1,045,714	6,083,558
Thereafter	29,286,779	499,220	7,232,858	37,018,857
	$56,847,475	$1,382,921	$11,938,571	$70,168,967

As of June 30, 2024 and December 31, 2023, the gross carrying amount and accumulated amortization of the Company’s Intangible liabilities consisted of the following:

	June 30, 2024	December 31, 2023
Intangible liabilities:
Below-market lease intangibles	$25,186,312	$25,186,312
Accumulated amortization:
Below-market lease amortization	(6,888,617)	(5,897,213)
Intangible liabilities, net	$18,297,695	$19,289,099

The estimated future amortization on the Company’s intangible liabilities for each of the next five years and thereafter as of June 30, 2024 is as follows:

Year	Below-market Lease Intangibles
2024 (remaining)	991,404
2025	1,982,809
2026	1,891,681
2027	1,556,636
2028	1,380,785

Thereafter	10,494,380
$18,297,695

Note 5 - Five Year Minimum Rental Payments

The estimated future minimum rents the Company expects to receive for the GR Property, FM Property, CO Property, Lewisville Property, the DST Properties, Buchanan Property, Madison Ave Property, Valencia Property, De Anza Property, Fisher Road Property, ON3 Property, and Mount Comfort Land for each of the next five years and thereafter through the end of the primary term as of June 30, 2024 is as follows:

Year	GR Property	FM Property	CO Property	Lewisville Property	DST Properties	Buchanan Property	Madison Ave Property	Valencia Property	DeAnza Property	Fisher Road Property	ON3 Property	Mount Comfort Land	Total
2024 (remaining)	250,000	1,358,233	1,666,519	471,705	1,152,878	539,575	747,923	2,329,820	2,014,764	1,495,798	3,191,389	24,462	15,243,066
2025	500,000	2,770,526	3,356,771	971,713	2,320,167	1,079,150	1,533,241	4,799,430	4,067,880	3,026,878	6,510,433	49,564	30,985,753
2026	500,000	2,826,087	3,392,689	971,713	2,421,044	1,079,150	1,571,572	4,943,413	4,179,206	3,087,361	6,640,642	50,432	31,663,309
2027	500,000	2,883,149	3,428,990	971,713	2,421,044	1,079,150	1,610,862	5,091,716	4,304,583	1,296,901	6,773,455	51,314	30,412,877
2028	500,000	2,940,211	3,465,681	500,432	2,421,044	1,121,781	1,651,133	5,244,468	4,433,720	—	6,908,924	52,212	29,239,606
Thereafter	4,291,667	—	13,284,994	—	20,490,731	3,658,385	3,871,655	41,391,101	12,061,734	—	77,163,802	391,985	176,606,054
Total	$6,541,667	$12,778,206	$28,595,644	$3,887,276	$31,226,908	$8,557,191	$10,986,386	$63,799,948	$31,061,887	$8,906,938	$107,188,645	$619,969	$314,150,665

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

On October 29, 2020, the Station DST acquired the fee simple interest in a 444-unit apartment community located in Irving, Texas (the “Station DST Property”), for a total purchase price of $106 million. The purchase price was comprised of $47.1 million in equity and $58.9 million in proceeds from a mortgage loan. At June 30, 2024, the Station DST Property is 94.59% occupied.

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

The results of operations for the Company’s investments in real estate-related assets for the three and six months ended June 30, 2024 and June 30, 2023 are summarized below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Station DST	2024	2023	2024	2023
Revenues	$2,098,316	$1,857,496	$4,156,551	$3,613,996
Operating expenses	$(1,396,302)	(1,169,725)	$(2,792,603)	(2,461,717)
Other expenses, net	$(413,471)	(413,544)	$(826,899)	(822,398)
Net income	$288,543	$274,227	$537,049	$329,881
Net income attributable to the Company(1)	$43,281	$41,134	$80,557	$49,482

Note: (1) Represents the Company’s allocable share of net income based on the Company’s ownership interest in the underlying investment in real estate-related assets and is included within Income from investments in real-estate related assets on the Company’s unaudited consolidated statements of operations.

Note 7 - Investment in Debt Securities, at Fair Value

CMBS Debt Securities

On August 9, 2023, the Company made an investment in $7,500,000 of investment-grade rated Class D BMO 2023-5C1 CMBS with a 4.00% coupon rate. The Company paid $0.69 on the dollar for the securities. Subsequently, on May 7, 2024, the Company sold its investment in Class D BMO 2023-5C1 CMBS for $6,125,000, resulting in a realized gain of $923,276.

On November 7, 2023, the Company made an investment in $5,060,000 of investment-grade rated Class D BMO 2023-5C2 CMBS with a 5.00% coupon rate. The Company paid $0.70 on the dollar for the securities. Subsequently, on March 18, 2024, the Company sold its investment in Class D BMO 2023-5C2 CMBS for $4,274,997, resulting in a realized gain of $711,645.

As of June 30, 2024, the Company had no investment in debt securities.

The following table provides additional information for the Company's investment in debt securities as of December 31, 2023:

December 31, 2023
Type of Security	Weighted Average Coupon	Weighted Average Maturity Date	Face Amount	Cost Basis	Fair Value
Class D BMO 2023-5C1 CMBS	4%	8/15/2028	$7,500,000	$5,201,725	$5,425,781
Class D BMO 2023-5C2 CMBS	5%	11/15/2028	$5,060,000	$3,563,352	$3,793,419
Total debt securities			$12,560,000	$8,765,077	$9,219,200

The following table details the interest income, unrealized loss from changes in fair value and realized gain from dispositions recognized for the Company's investment in debt securities at fair value:

	For the Three Months Ended June 30,	For the Six Months Ended June 30,
	2024	2024
Interest income	$30,000	$159,817
Unrealized loss	(1,027,963)	(454,124)
Realized gain	923,276	1,634,921
Net gain (loss) from investment in debt securities	$(74,687)	$1,340,614

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

On February 25, 2021, in connection with the purchase of the Keller Property, an indirect subsidiary of the Operating Partnership, 3221 Keller Springs Road Owner, LLC (the “Keller SPE”), entered into a loan agreement (the “Keller Loan”) with CBRE Multifamily Capital, Inc. (the “Keller Lender”) with an outstanding principal amount of $31,277,000. The Loan provides for monthly interest payments and bears interest at an initial floating rate of 2.203% per annum (which will fluctuate monthly), through the maturity date of March 1, 2031. One year after the effective date of the Keller Loan, the Keller SPE has the option to convert the Keller Loan to a 7-year or 10-year fixed rate loan, subject to the conditions set forth in the loan agreement (the “Keller Loan Agreement”). Prior to the funding of the Keller Loan, the Company entered into a rate capitalization agreement (the "Rate Capitalization Agreement") with SMBC Capital Markets, Inc., (the “Cap Seller”), in which the Cap Seller agrees to make payments to the Company commencing on February 25, 2021 until March 1, 2024. Under the terms of the Rate Capitalization Agreement, the Cap Seller is obligated to make payments to the Company in the event that 30-Day Average SOFR exceeds the capitalization rate (the “Cap Rate”), of 1.24%. After one year, the Keller SPE may voluntarily prepay all or a portion of the unpaid principal balance of the Keller Loan and all accrued interest thereon and other sums due under the Keller Loan, provided that the Company provides the Keller Lender with prior notice of such prepayment and a prepayment premium of 1% of the principal being prepaid. On January 10, 2024, the Company entered into a new rate capitalization agreement (the "New Rate Capitalization Agreement") with the Cap Seller, in which the Cap Seller agrees to make payments to the Company commencing on March 1, 2024 until March 1, 2026. Under the terms of the New Rate Capitalization Agreement, the Cap Seller is obligated to make payments to the Company in the event that 30-Day Average SOFR exceeds the Cap Rate, of 3.74%.

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

Credit Facility – Citizens Bank

On July 23, 2021, the Company and the Operating Partnership secured a $100 million senior secured revolving credit facility (the “Citizens Facility”) with Citizens Bank, N.A. (the “Facility Lender”). Under the credit facility agreement (as amended the “Credit Facility Agreement”), the total commitment can increase to $200 million, subject to lender approvals and conditions. The facility matures on July 23, 2024, with two one-year extension options, contingent on compliance with financial covenants and payment an extension fee. The Credit Facility Agreement calls for an interest rate based on either term SOFR plus a margin of 1.75%-2.25% or an alternative base rate plus 0.75%-1.25%, depending on the loan-to-value ratio. On September 29, 2023, the facility’s borrowing capacity increased to $125 million and certain geographic concentration limits were adjusted. The First Extension Option was exercised on July 10, 2024, extending the maturity to July 23, 2025. As of June 30, 2024, properties including the Lewisville, Madison Ave, De Anza, Longmire, and Fisher Road Properties were pledged as collateral.

As of June 30, 2024, the amounts outstanding under the Citizens Facility were approximately $76.5 million.

As of June 30, 2024 and December 31, 2023, the Company’s Loans payable balance was $541,635,052 and $529,169,778, net of deferred financing costs, respectively. As of June 30, 2024 and December 31, 2023, deferred financing costs were $4,133,382 and $4,598,656, net of accumulated amortization of $2,910,013 and $2,295,932, respectively, which has been accounted for within Interest expense on the consolidated statements of operations.

Information on the Company’s Loans payable as of June 30, 2024 and December 31, 2023 is as follows:

Description	June 30, 2024
	GR Property	FM Property	CO Property	DST Property	Buchanan Property	Keller Springs Property	Summerfield Property	Valencia Property	Credit Facility	Kacey Property	Industry Property	ON3 Property	West End Property	Palms Property	Pearland Property	Total
Principal amount of loans	$4,500,000	$21,000,000	$26,550,000	$22,495,184	$9,600,000	$31,277,000	$76,575,000	$55,200,000	$76,500,000	$40,640,000	$43,200,000	$66,731,250	$29,000,000	$20,000,000	$22,500,000	$545,768,434
Less: Deferred financing costs, net of accumulated amortization of $2,910,013	(24,800)	(83,488)	(142,849)	(188,270)	(56,805)	(222,412)	(148,248)	(626,745)	(195,907)	(280,292)	(337,696)	(753,513)	(363,410)	(318,446)	(390,501)	(4,133,382)
Loans payable, net of deferred financing costs and amortization	$4,475,200	$20,916,512	$26,407,151	$22,306,914	$9,543,195	$31,054,588	$76,426,752	$54,573,255	$76,304,093	$40,359,708	$42,862,304	$65,977,737	$28,636,590	$19,681,554	$22,109,499	$541,635,052

Description	December 31, 2023
	GR Property	FM Property	CO Property	DST Property	Buchanan Property	Keller Springs Property	Summerfield Property	Valencia Property	Credit Facility	Kacey Property	Industry Property	ON3 Property	West End Property	Palms Property	Pearland Property	Total
Principal amount of loans	$4,500,000	$21,000,000	$26,550,000	$22,495,184	$9,600,000	$31,277,000	$76,575,000	$55,200,000	$64,500,000	$40,640,000	$43,200,000	$66,731,250	$29,000,000	$20,000,000	$22,500,000	$533,768,434
Less: Deferred financing costs, net of accumulated amortization of $2,295,932	(28,898)	(92,725)	(151,528)	(201,034)	(60,340)	(239,043)	(159,192)	(671,248)	(398,392)	(299,125)	(360,127)	(801,445)	(385,575)	(337,867)	(412,117)	(4,598,656)
Loans payable, net of deferred financing costs and amortization	$4,471,102	$20,907,275	$26,398,472	$22,294,150	$9,539,660	$31,037,957	$76,415,808	$54,528,752	$64,101,608	$40,340,875	$42,839,873	$65,929,805	$28,614,425	$19,662,133	$22,087,883	$529,169,778

For the six months ended June 30, 2024 and June 30, 2023, the Company incurred $13,457,555 and $10,895,072, respectively, of interest expense, and for the three months ended June 30, 2024 and June 30, 2023 the Company incurred $6,571,670 and $5,565,825, respectively, of interest expense, which is included within Interest expense on the consolidated statements of operations. As of June 30, 2024 and December 31, 2023, $1,826,570 and $1,932,231, respectively, was unpaid and is recorded as accrued interest payable on the Company’s consolidated balance sheets. All of the unpaid interest expense accrued as of June 30, 2024 and December 31, 2023 was paid during July 2024 and January 2024, respectively.

Also included within Interest expense on the consolidated statements of operations is amortization of deferred financing costs, which, for the six months ended June 30, 2024 and June 30, 2023, was $614,081 and $450,057, respectively. For the three months ended June 30, 2024 and June 30, 2023, was $307,042 and $226,286, respectively.

The following table presents the future principal payments due under the Company’s loan agreements as of June 30, 2024:

Year	Amount
2024 (remaining)	76,500,000
2025	—
2026	22,495,184
2027	4,500,000
2028	47,550,000
Thereafter	394,723,250
Total	$545,768,434

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

As of June 30, 2024, the Company’s total number of authorized shares was 400,000,000, consisting of 10,000,000 of Class AX authorized common shares, 5,000,000 of Class TX authorized common shares, 5,000,000 of Class IX authorized common shares, 100,000,000 of Class T authorized common shares, 20,000,000 of Class S authorized common shares, 60,000,000 of Class D authorized common shares, and 200,000,000 of Class I authorized common shares. The Class AX Shares, Class D Shares, Class I Shares, Class IX Shares, Class S Shares, Class T Shares and Class TX Shares have the same voting rights and rights upon liquidation, although distributions are expected to differ due to the distribution fees payable with respect to Class D Shares, Class S Shares, Class T Shares and Class TX Shares, which will reduce distributions to the holders of such classes of shares.

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

As of June 30, 2024, the Company had 13,640,855 shares of its common stock outstanding (consisting of 3,824,160 Class AX Shares, 26,861 Class TX Shares, 1,167,185 Class IX Shares, 6,534,930 Class I Shares, 1,469,365 Class T Shares, 611,350 Class D shares, and 7,004 Class S shares) in the Offerings.

As of December 31, 2023, the Company had 14,625,677 shares of its common stock outstanding (consisting of 3,840,761 Class AX Shares, 178,873 Class TX Shares, 1,178,536 Class IX Shares, 7,313,276 Class I Shares, 1,462,448 Class T Shares, 644,697 Class D Shares and 7,086 Class S Shares) in the Offerings.

As of June 30, 2024, the Company had aggregate net proceeds of $344,453,640 in the Offerings. As of December 31, 2023, the Company had aggregate net proceeds of $366,242,849 in the Offerings. The aggregate net proceeds consists of gross proceeds less distribution fees, O&O Cost, and redemptions.

Distributions

The Company’s board of directors has authorized, and the Company has declared, distributions for the period September 1, 2020 through August 1, 2024 in an amount equal to $0.004234973 per day (or approximately $1.55 on an annual basis) per each share of common stock, less, for holders of certain classes of shares, the distribution fees that are payable with respect to such classes of shares as further described in the applicable prospectus. The distributions are payable by the 5th business day following each month end to stockholders of record at the close of business each day during the prior month.

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

As of June 30, 2024 and December 31, 2023, the Company has declared cumulative distributions of $85,126,930 and $74,213,269, respectively, of which $1,726,933 and $1,922,448, respectively, was unpaid as of the respective reporting dates and has been recorded as distributions payable on the accompanying consolidated balance sheets. All of the unpaid distributions as of June 30, 2024 and December 31, 2023, were paid during July 2024 and January 2024, respectively. As of June 30, 2024 and December 31, 2023, distributions reinvested pursuant to the Company’s DRP were $25,916,364 and $22,817,372, respectively.

Redemptions

Stockholders are eligible to have their shares repurchased by the Company pursuant to the Amended SRP (as defined below).

In connection with the Follow-On Offering, the Company’s board of directors approved the second amendment and restatement of the Company’s share repurchase program (the “Amended SRP”) on July 27, 2020 and effective August 31, 2020. Repurchases of shares under the Amended SRP are made on a monthly basis. Subject to the limitations of and restrictions provided for in the Amended SRP, and subject to funds being available, shares repurchased under the Amended SRP are repurchased at the transaction price in effect on the date of repurchase, which, generally will be a price equal to the NAV per share applicable to the class of shares being repurchased and most recently disclosed by the Company in a public filing with the SEC. Under the Amended SRP, the Company may repurchase during any calendar month shares of its common stock whose aggregate value (based on the repurchase price per share in effect when the repurchase is effected) is 2% of the aggregate NAV as of the last calendar day of the previous month and during any calendar quarter whose aggregate value (based on the repurchase price per share in effect when the repurchase is effected) is up to 5% of the Company’s aggregate NAV as of the last calendar day of the prior calendar quarter. In the first and second quarter of 2024, the Company received repurchase requests that exceeded the 2% monthly limit and 5% quarterly limit under the Company's Amended SRP. Therefore, as a result of the aforementioned monthly and quarterly limits, the Company repurchased less than the full amount of shares requested during the first and second quarter of 2024.

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

During the three and six months ended June 30, 2024, the Company repurchased 711,762 and 1,442,797 shares, in the amount of $15,610,620 and $31,754,409, $3,242,814 of which were outstanding at June 30, 2024. The amount outstanding at June 30, 2024 were paid during July 2024.

During the three and six months ended June 30, 2023, the Company repurchased 678,605 and 1,101,813 shares, in the amount of $17,314,162 and $28,529,560, $5,125,155 of which were outstanding at June 30, 2023. The amount outstanding at June 30, 2023 were paid during July 2023.

Non-controlling Interest

Special Unit Holder

The Special Unit Holder has invested $1,000 in the Operating Partnership and has been issued a special class of limited partnership units as part of the overall consideration for the services to be provided by the Advisor. In addition, the Special Unit Holder is entitled to receive a performance participation distribution from the Operating Partnership, subject to certain terms and calculations as defined within the amended Operating Partnership agreement. Such allocation (the “Performance Participation Allocation”) is paid in cash annually and accrued monthly. The Special Unit Holder is entitled to $9,553,541, pursuant to the Performance Participation Allocation, which has been paid in full by the Company as of the first quarter of 2023. The Special Unit Holder investment in the Operating Partnership, including the Performance Participation Allocation, have been recorded as components of Non-controlling interests in subsidiaries on the consolidated balance sheets as of June 30, 2024 and December 31, 2023, respectively.

Non-controlling interest in the SF Property SPE

Based on the Company’s consolidation analysis, which was performed in accordance with ASC 810 as described in the “Variable Interest Entities” section of Note 2 — Summary of Significant Accounting Policies, management has determined that the Company is the primary beneficiary of the SF Property SPE. Accordingly, the Company has consolidated the SF Property SPE. As of June 30, 2024, the Company’s ownership interest in the SF Property SPE was 75%, and Graham Street Realty ("GSR") interest was 25%. GSR’s total ownership interest of $2,761,289 has been recorded as a component of Non-controlling interests in subsidiaries on the Company’s consolidated balance sheet as of June 30, 2024.

Non-controlling interest in the Keller Property SPE

Based on the Company’s consolidation analysis, which was performed in accordance with ASC 810 as described in the “Variable Interest Entities” section of Note 2 — Summary of Significant Accounting Policies, management has determined that the Company is the primary beneficiary of the Keller Property SPE. Accordingly, the Company has consolidated the Keller Property SPE. As of June 30, 2024, the Company’s ownership interest in the Keller Property SPE was 97%, and other parties’ interest was 3%. The other parties’ total ownership interest of $392,624 has been recorded as a component of Non-controlling interests in subsidiaries on the Company’s consolidated balance sheet as of June 30, 2024.

Non-controlling interest in Summerfield DST

Based on the Company’s consolidation analysis, which was performed in accordance with ASC 810 as described in the “Variable Interest Entities” section of Note 2 — Summary of Significant Accounting Policies, management has determined that the Company is the primary beneficiary of the Summerfield DST. Accordingly, the Company has consolidated the Summerfield DST. As of June 30, 2024, the Company’s ownership interest in the Summerfield DST was 25%, and other parties’ interest was 75%. The other parties’ total ownership interest of $24,633,546 has been recorded as a component of Non-controlling interests in subsidiaries on the Company’s unaudited consolidated balance sheet as of June 30, 2024.

In connection with the acquisition of the Summerfield Property, a wholly owned subsidiary of the Operating Partnership entered a joint venture (the “Summerfield MT JV”) between the wholly owned subsidiary of the Operating Partnership and affiliates of Hamilton Zanze (“HZ”). As of June 30, 2024, the Company’s ownership interest in the Summerfield MT JV was 90%, and HZ’s interest was 10%. HZ’s total ownership interest of $75,059 has been recorded as a component of Non-controlling interests in subsidiaries on the Company’s consolidated balance sheet as of June 30, 2024.

Non-controlling interest in Valencia DST

Based on the Company’s consolidation analysis, which was performed in accordance with ASC 810 as described in the “Variable Interest Entities” section of Note 2 — Summary of Significant Accounting Policies, management has determined that the Company is the primary beneficiary of the Valencia DST. Accordingly, the Company has consolidated the Valencia DST. As of June 30, 2024, the Company’s ownership interest in the Valencia DST was 10% and other parties’ interest was 90%. The other parties’ total ownership interest of $38,787,852 has been recorded as a component of Non-controlling interests in subsidiaries on the Company’s consolidated balance sheet as of June 30, 2024.

Non-controlling interest in Kacey DST

Based on the Company’s consolidation analysis, which was performed in accordance with ASC 810 as described in the “Variable Interest Entities” section of Note 2 – Summary of Significant Accounting Policies, management has determined that the Company is the primary beneficiary of the Kacey DST. Accordingly, the Company has consolidated the Kacey DST. As of June 30, 2024, the Company’s ownership interest in the Kacey DST was 10% and other parties’ interest was 90%. The other parties’ total ownership interest of $19,582,636 has been recorded as a component of Non-controlling interests in subsidiaries on the Company’s consolidated balance sheet as of June 30, 2024.

In connection with the acquisition of the Kacey Property, a wholly owned subsidiary of the Operating Partnership entered a joint venture (the “Kacey MT JV”) between the wholly owned subsidiary of the Operating Partnership and affiliates of CAF Capital Partners (“CAF”), an unrelated third party. The Company has since acquired the remaining interest in the Kacey MT JV. As of June 30, 2024, the Company’s ownership interest in the Kacey MT JV was 100%, and CAF no longer has interest in the Kacey MT JV.

Non-controlling interest in Industry DST

Based on the Company’s consolidation analysis, which was performed in accordance with ASC 810 as described in the “Variable Interest Entities” section of Note 2 – Summary of Significant Accounting Policies, management has determined that the Company is the primary beneficiary of the Industry DST. Accordingly, the Company has consolidated the Industry DST. As of June 30, 2024, the Company’s ownership interest in the Industry DST was 10% and other parties’ interest was 90%. The other parties’ total ownership interest of $27,709,977 has been recorded as a component of non-controlling interests in subsidiaries on the Company’s consolidated balance sheet as of June 30, 2024.

In connection with the acquisition of the Industry Property, a wholly owned subsidiary of the Operating Partnership entered a joint venture (the “Industry MT JV”) between the wholly owned subsidiary of the Operating Partnership and affiliates of BH Equities, LLC (“BH”). The Company has since acquired the remaining interest in the Industry MT JV. As of June 30, 2024, the Company’s ownership interest in the Industry MT JV was 100% and BH no longer has interest in the Industry MT JV.

Non-controlling interest in the DST

On November 23, 2021, the Company, through the Operating Partnership and the DST entered into a managing broker-dealer agreement, (the “DST Dealer Manager Agreement”), with the Dealer Manager, pursuant to which the Dealer Manager agreed to conduct a private placement offering, (the “DST Offering”), of up to $21,620,000 of the DST’s beneficial interest representing 100% of the interests to third party investors on a “best efforts” basis. As of June 30, 2024, the DST has received gross proceeds of $21,620,000 from the DST Offering.

Based on the Company’s consolidation analysis, which was performed in accordance with ASC 810 as described in the “Variable Interest Entities” section of Note 2 – Summary of Significant Accounting Policies, management has determined that the Company is the primary beneficiary of the DST. Accordingly, the Company has consolidated the DST. As of June 30, 2024, the other parties’ interest was 100%. The other parties’ total ownership interest of $11,320,873 has been recorded as a component of Non-controlling interests in subsidiaries on the Company’s consolidated balance sheet as of June 30, 2024.

Non-controlling interest in the Longmire Property SPE

Based on the Company’s consolidation analysis, which was performed in accordance with ASC 810 as described in the “Variable Interest Entities” section of Note 2 – Summary of Significant Accounting Policies, management has determined that the Company is the primary beneficiary of the Longmire Property SPE. Accordingly, the Company has consolidated the Longmire Property SPE. As of June 30, 2024, the Company’s ownership interest in the Longmire Property SPE was 96.46% and CAF’s interest was 3.54%. CAF’s total ownership interest of $776,994 has been recorded as a component of Non-controlling interests in subsidiaries on the Company’s consolidated balance sheet as of June 30, 2024.

Non-controlling interest in ON3 DST

Based on the Company’s consolidation analysis, which was performed in accordance with ASC 810 as described in the “Variable Interest Entities” section of Note 2 – Summary of Significant Accounting Policies, management has determined that the Company is the primary beneficiary of the ON3 DST. Accordingly, the Company has consolidated the ON3 DST. As of June 30, 2024, the Company’s ownership interest in the ON3 DST was 10% and other parties’ interest was 90%. The other parties’ total ownership interest of $56,063,410 has been recorded as a component of Non-controlling interests in subsidiaries on the Company’s consolidated balance sheet as of June 30, 2024.

Non-controlling interest in West End DST

Based on the Company’s consolidation analysis, which was performed in accordance with ASC 810 as described in the “Variable Interest Entities” section of Note 2 – Summary of Significant Accounting Policies, management has determined that the Company is the primary beneficiary of the West End DST. Accordingly, the Company has consolidated the West End DST. As of June 30, 2024, the Company's ownership interest in the West End DST was 10% and other parties' interest was 90%. The other parties' total ownership interest of $36,127,762 has been recorded as a component of Non-controlling interests in subsidiaries on the Company's consolidated balance sheet as of June 30, 2024.

In connection with the acquisition of the West End Property, a wholly owned subsidiary of the Operating Partnership entered a joint venture (the “West End MT JV”) between the wholly owned subsidiary of the Operating Partnership and affiliates of BH. As of June 30, 2024, the Company’s ownership interest in the West End MT JV was 90% and BH’s interest was 10%. BH’s total ownership interest of $45,687 has been recorded as a component of Non-controlling interests in subsidiaries on the Company’s consolidated balance sheet as of June 30, 2024.

Non-controlling interest in Palms DST

Based on the Company’s consolidation analysis, which was performed in accordance with ASC 810 as described in the “Variable Interest Entities” section of Note 2 – Summary of Significant Accounting Policies, management has determined that the Company is the primary beneficiary of the Palms DST. Accordingly, the Company has consolidated the Palms DST. As of June 30, 2024, the Company's ownership interest in the Palms DST was 10% and other parties' interest was 90%. The other parties' total ownership interest of $25,970,848 has been recorded as a component of Non-controlling interests in subsidiaries on the Company's consolidated balance sheet as of June 30, 2024.

In connection with the acquisition of the Palms Property, a wholly owned subsidiary of the Operating Partnership entered a joint venture (the “Palms MT JV”) between the wholly owned subsidiary of the Operating Partnership and affiliates of CAF. The Company has since acquired the remaining interest in the Palms MT JV. As of June 30, 2024, the Company's ownership interest in the Palms MT JV was 100% and CAF no longer has interest in the the Palms MT JV.

Non-controlling interest in Pearland DST

Based on the Company's consolidation analysis, which was performed in accordance with ASC 810 as described in the "Variable Interest Entities" section of Note 2 – Summary of Significant Accounting Policies, management has determined that the Company is the primary beneficiary of the Pearland DST. Accordingly, the Company has consolidated the Pearland DST. As of June 30, 2024, the Company's ownership interest in the Pearland DST was 5% and other parties' interest was 95%. The other parties' total ownership interest of $17,077,624 has been recorded as a component of Non-controlling interests in subsidiaries on the Company's consolidated balance sheet as of June 30, 2024.

In connection with the acquisition of the Pearland Property, a wholly owned subsidiary of the Operating Partnership entered a joint venture (the "Pearland MT JV") between the wholly owned subsidiary of the Operating Partnership and affiliates of CAF. The Company has since acquired the remaining interest in the Pearland MT JV. As of June 30, 2024, the Company's ownership interest in the Pearland MT JV was 100% and CAF no longer has interest in the Pearland MT JV.

Note 10 – Related Party Transactions

Jointly Owned Investments

As of June 30, 2024 and December 31, 2023, the Company owned interests in ten jointly owned investments with some or all of the remaining interest held by affiliates of the Advisor. Subsequently after each acquisition, the interests held by the affiliates of the Advisor have been sold back to the Company or/and syndicated to third party investors through a private placement offering, The Company consolidates nine of these joint ventures as the primary beneficiary and accounts for the one remaining investment under the equity method of accounting. Refer to the “Variable Interest Entities” section of Note 2 – Summary of Significant Accounting Policies for further information on the Company’s VIE policy.

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

As of June 30, 2024 and December 31, 2023, the Advisor had incurred $14,294,557 and $13,747,936, respectively, of O&O Costs (other than upfront selling commissions, dealer manager fees and distribution fees) on behalf of the Company. The amount of the Company’s obligation is limited to the 1% Cap less any reimbursement payments made by the Company to the Advisor for O&O Costs incurred. As of both June 30, 2024 and December 31, 2023, organizational costs of $90,675, were expensed and offering costs of $3,978,102, were charged to stockholders’ equity. As of both June 30, 2024 and December 31, 2023, the Company has made reimbursement payments of $4,068,777, to the Advisor for O&O Costs incurred. As of June 30, 2024, the Advisor has continued to pay all O&O Costs on behalf of the Company.

Asset Management Fees. Asset management fees are due to the Advisor. Asset management fees payable to the Advisor consist of monthly fees equal to one-twelfth of 1.20% of the Company’s most recently disclosed NAV.

For the six months ended June 30, 2024, and June 30, 2023, the Company incurred asset management fees of $1,893,498 and $2,429,907, respectively, and for the three months ended June 30, 2024 and June 30, 2023, the Company incurred asset management fees of $927,708 and $1,210,575, respectively. The asset management fee related to the month of November and December 2023, and as of June 30, 2024, of $2,613,349 was unpaid as of June 30, 2024 and has been included within Due to related parties on the consolidated balance sheet. The amount of asset management fees incurred by the Company during the applicable period is included in the calculation of the limitation of operating expenses pursuant to the 2%/25% Guidelines (as defined and described below).

Other Operating Expenses. Effective April 1, 2018, the Advisory Agreement (i) includes limitations with regards to the incurrence of and additional limitations on reimbursements of operating expenses and (ii) clarifies the reimbursement and expense timing and procedures, including potential reimbursement of unreimbursed operating expenses.

Pursuant to the terms of the Advisory Agreement (which subsequently were incorporated into the Amended Advisory Agreement as defined above), the Company is obligated to reimburse the Advisor for certain operating expenses. Beginning October 1, 2018, the Company was subject to the limitation that it generally may not reimburse the Advisor for any amounts by which the total operating expenses at the end of the four preceding fiscal quarters exceeds the greater of (i) 2% of average invested assets (as defined in the Advisory Agreement) and (ii) 25% of net income other than any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of investments for that period (the “2%/25% Guidelines”). If the Company’s independent directors determine that all or a portion of such amounts in excess of the limitation are justified based on certain factors, the Company may reimburse amounts in excess of the limitation to the Advisor. In addition, beginning on October 1, 2018, the Company may request any operating expenses that were previously reimbursed to the Advisor in prior or future periods in excess of the limitation to be remitted back to the Company. As of June 30, 2024, the Company has reimbursed $6,305,141 of the operating expense reimbursement obligation to the Advisor and has accrued but not reimbursed $5,033,894 in operating expenses pursuant to the Advisory Agreement, which represents the current operating expense reimbursement obligation to the Advisor.

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

As of June 30, 2024, the total amount of unreimbursed operating expenses was $16,383,808. This includes operating expenses incurred by the Advisor on the Company’s behalf which have not been invoiced to the Company and also amounts invoiced to the Company by the Advisor but not yet reimbursed (“Unreimbursed Operating Expenses”). The amount of operating expenses incurred by the Advisor during the six months ended June 30, 2024 and June 30, 2023 which were not invoiced to the Company amounted to $1,724,600 and $1,984,445, respectively.

Property Management Fees. The Company may engage the Advisor or an affiliate to serve as a property manager with respect to a particular property. The Company will pay the Advisor property management fees for such services. For the six months ended June 30, 2024 and June 30, 2023, the Company incurred property management fees of $1,336,701 and $1,100,423, respectively, and for the three months ended June 30, 2024 and June 30, 2023, the Company incurred property management fees of $643,965 and $555,291, respectively. The property management fees incurred during the month of June 30, 2024 of $252,130 was unpaid as of June 30, 2024 and has been included within Due to related parties on the consolidated balance sheet.

Leasing Commissions. If the Advisor or an affiliate is the Company’s primary leasing agent, then the Company will pay customary leasing fees in amount that is usual and customary in that geographic area for that type of property. As of June 30, 2024 and December 31, 2023, no such amounts have been incurred by the Company.

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

As of June 30, 2024, the likelihood, probability and timing of each of the possible occurrences or events listed in the preceding sentences (i) and (ii) in the above paragraph are individually and collectively uncertain. Additionally, whether or not the Company will have fully invested the proceeds from Initial Offering and also whether the Company’s stockholders will have received, or are deemed to have received, in the aggregate, cumulative distributions equal to their invested capital plus a 6% cumulative, non-compound annual pre-tax return on such invested capital at the time of any such occurrence or event is also uncertain. As of both June 30, 2024 and December 31, 2023, CFI has paid Sponsor Support totaling $5,374,526, which will be subject to reimbursement by the Company to CFI in the event of these highly conditional circumstances.

The following summarizes the fees payable to the Dealer Manager:

Distribution Fees. Under the Dealer Manager Agreements, distribution fees are payable to the Dealer Manager with respect to the Company’s Class TX Shares, Class T Shares, Class S Shares and Class D Shares, all or a portion of which may be re-allowed by the Dealer Manager to participating broker-dealers. Under the Dealer Manager Agreement for the Initial Offering, the distribution fees for Class TX Shares accrue daily and are calculated on outstanding Class TX Shares issued in the Primary Offering in an amount equal to 1.0% per annum of (i) the gross offering price per Class TX Share in the Primary Offering, or (ii) if the Company is no longer offering Class TX Shares in a public offering, the most recently published per share NAV of Class TX Shares. Under the Dealer Manager Agreements for the Follow-On Offering and the Third Offering, the Company has agreed to pay the Dealer Manager (a) with respect to the Class T Shares and Class S Shares, a distribution fee in an annual amount equal to 0.85% of the aggregate NAV of the outstanding Class T Shares and Class S Shares, as applicable, and (b) with respect to the Class D Shares, a distribution fee in an annual amount equal to 0.25% of the aggregate NAV of the outstanding Class D Shares. The distribution fees are payable monthly in arrears and are paid on a continuous basis from year to year. During the six months ended June 30, 2024 and June 30, 2023, the Company paid distribution fees of $161,679 and $235,940, respectively. As of June 30, 2024 and December 31, 2023, the Company has incurred a liability of $25,384 and $34,208, respectively, which is included within Due to related parties on the consolidated balance sheets, $23,769 and $27,071, respectively, of which was due as of June 30, 2024 and December 31, 2023 and paid during July 2024 and January 2024, respectively.

Selling Commissions. Selling commissions payable to the Dealer Manager in the Initial Offering consisted of (i) up to 1% of gross offering proceeds paid by CFI for Class AX Shares and Class TX Shares and, (ii) up to 5% and 2% of gross offering proceeds from the sale of Class AX Shares and Class TX Shares, respectively. No selling commissions were payable with respect to Class IX Shares. Selling commissions in the Follow-On Offering and Third Offering consist of 3% and 3.5% of gross offering proceeds from the sale of Class T Shares and Class S Shares, respectively. All or a portion of such selling commissions may be re-allowed to participating broker-dealers. No selling commissions will be payable with respect to Class D and Class I shares. For the six months ended June 30, 2024 and the year ended December 31, 2023, the Company incurred $37,158 and $187,518 of selling commissions, respectively, which is included within Additional paid-in capital on the consolidated balance sheets. At both June 30, 2024 and December 31, 2023, $1,182,925 of Sponsor Support, has been recorded and has been reimbursed by CFI. No Sponsor Support payment was due at June 30, 2024, as Sponsor Support ended with the termination of the Primary Offering.

Dealer Manager Fees. Dealer manager fees payable to the Dealer Manager in the Initial Offering consisted of up to 3.0% of gross offering proceeds from the sale of Class AX Shares and Class TX Shares sold in the Primary Offering and up to 1.5% of gross offering proceeds from the sale of Class IX Shares sold in the Primary Offering, all of which were paid by CFI. A portion of such dealer manager fees may be re-allowed to participating broker-dealers as a marketing fee. Dealer Manager fees payable to the Dealer Manager in the Follow-On Offering and Third Offering consist of up to 0.5% of gross offering proceeds from the sale of Class T Shares sold in the primary portion of the Follow-On Offering and Third Offering. No dealer manager fees will be payable with respect to Class S Shares, Class D Shares and Class I Shares. For the six months ended June 30, 2024 and the year ended December 31, 2023, the Company recorded $8,644 and $32,387 of dealer manager fees, respectively, which is included within Additional paid-in capital on the consolidated balance sheets. As of both June 30, 2024 and December 31, 2023, all of the Sponsor Support related to dealer manager fees has been recorded and $4,191,601, has been reimbursed by CFI. No Sponsor Support payment was due at June 30, 2024, as Sponsor Support ended with the termination of the Primary Offering.

The following table summarizes the above mentioned fees and expenses incurred by the Company and amounts of investment funding due by the Company for the six months ended June 30, 2024:

		Due to related parties as of	Six months ended June 30, 2024		Due to related parties as of
Type of Fee or Reimbursement	Financial Statement Location	December 31, 2023	Incurred	Paid	June 30, 2024
Management Fees
Asset management fees	Management fees	$719,851	$1,893,498	$—	$2,613,349
Property management and oversight fees	Management fees	80,762	1,336,701	1,165,333	252,130
Organization, Offering and Operating Expense Reimbursements
Operating expenses(1)	General and administrative expenses	4,245,085	—	—	4,245,085
Expense reimbursement(2)	Cash and Cash Equivalents	393,887	2,577,115	—	2,971,002
Offering costs(3)	Additional paid-in capital	—	—	—	—
Commissions and Fees
Selling commissions and dealer manager fees, net	Additional paid-in capital	—	45,802	45,802	—
Distribution fees(4)	Additional paid-in capital	34,208	152,855	161,679	25,384
Investment Funding
Distribution due(5)	Additional paid-in capital	202,430	—	—	202,430
Application fee reimbursement(6)	Investment in real estate, net	100,000	—	—	100,000
Total		$5,776,223	$6,005,971	$1,372,814	$10,409,380

Note: (1) As of June 30, 2024, the Advisor has incurred, on behalf of the Company, a total of $16,383,808 in Unreimbursed Operating Expenses, including a total of $1,724,600 for the six months ended June 30, 2024 for which the Advisor has not invoiced the Company for reimbursement. The total amount of Unreimbursed Operating Expenses may, in future periods, be subject to reimbursement by the Company pursuant to the terms of the Advisory Agreement.

(2) Reflects amounts owed to CFI from the Company in relation to real estate tax payments for the West End Property, the Pearland Property, and the Palms Property and insurance payments for the Fisher Road Property.

(3) As of June 30, 2024, the Advisor has incurred, on behalf of the Company, a total of $14,294,557 of O&O Costs, of which the Company’s obligation is limited to $0, pursuant to the 1% Cap.

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

As of June 30, 2024, CFI has invested $6,650,001 in the Company through the purchase of 262,262 shares (8,180 Class AX Shares for an aggregate purchase price of $200,001, 183,157 Class IX Shares for an aggregate purchase price of $4,582,280, and 70,925 Class I Shares for an aggregate purchase price of $1,867,720). CFI purchased 125,157 of the Class IX Shares in the amount of $3,132,280 pursuant to the Distribution Support Agreement, which provides that in certain circumstances where the Company’s cash distributions exceed the Company’s modified funds from operations, CFI will purchase up to $5.0 million of Class IX Shares (including the $2.0 million of shares purchased in order to satisfy the Minimum Offering Requirement) at the then current offering price per Class IX Share net of dealer manager fees to provide additional cash to support distributions to the Company’s stockholders. On August 10, 2020, the Company and CFI entered into the Amended Distribution Support Agreement to ensure that the Company has a sufficient amount of funds to pay cash distributions to stockholders during the Follow-On Offering. CFI purchased 70,925 of the Class I Shares in the amount of $1,867,720 pursuant to the Amended Distribution Support Agreement, which provides that in the event that cash distributions exceed MFFO, CFI will purchase Class I Shares from the Company in the Follow-On Offering in an amount equal to the distribution shortfall, up to $5 million (less the $2.0 million of shares purchased by CFI in order to satisfy the Minimum Offering Requirement and any shares purchased by CFI pursuant to the Distribution Support Agreement in the Initial Offering). CFI has fulfilled its remaining obligation pursuant to the Amended Distribution Support Agreement in the second quarter of 2022 and CFI has no remaining obligation pursuant to the Amended Distribution Support Agreement.

Sponsor Support

The Company’s sponsor, CFI, is a Delaware limited liability company and an affiliate of CFLP. CFI has paid a portion of selling commissions and all of the dealer manager fees, up to a total of 4% of gross offering proceeds from the sale of Class AX Shares and Class TX Shares, as well as 1.5% of gross offering proceeds from the sale of Class IX Shares, incurred in connection with the Initial Offering. The Company will reimburse such expenses (i) immediately prior to or upon the occurrence of a liquidity event, including (A) the listing of the Company’s common stock on a national securities exchange or (B) a merger, consolidation or a sale of substantially all of the Company’s assets or any similar transaction or any transaction pursuant to which a majority of the Company’s board of directors then in office are replaced or removed, or (ii) upon the termination of the Amended Advisory Agreement by the Company or by the Advisor. In each such case, the Company only will reimburse CFI after the Company has fully invested the proceeds from the Initial Offering and the Company’s stockholders have received, or are deemed to have received, in the aggregate, cumulative distributions equal to their invested capital plus a 6% cumulative, non-compounded annual pre-tax return on such invested capital. As of June 30, 2024, CFI has paid Sponsor Support totaling $5,374,526.

Note 11 - Variable Interest Entities

As of June 30, 2024 and December 31, 2023, certain VIEs have been identified. In regard to the Company’s investment in the SF Property, the Keller Property, the Summerfield Property, the Valencia Property, the Kacey Property, the DST, the Industry Property, the Longmire Property, the ON3 Property, the West End Property, the Palms Property, and the Pearland Property, the Company has determined itself to be the primary beneficiary because the Company has a significant variable interest in and control over the SF Property, Keller Property, and a controlling interest in the Summerfield Property, the Valencia Property, the Kacey Property, the DST, the Industry Property, the Longmire Property, the ON3 Property, the West End Property, the Palms Property, and the Pearland Property. Therefore, the Company has consolidated the SF Property, the Keller Property, the Summerfield Property, the Valencia Property, the Kacey Property, the DST, the Industry Property, the Longmire Property, the ON3 Property, the West End Property, the Palms Property, and the Pearland Property. In regard to the Company’s investment in the Station DST, the Company has determined itself not to be the primary beneficiary, because the Company does not have a significant variable interest in and control over the Station DST. Therefore, the Company has not consolidated the Station DST. The Company’s maximum exposure to loss from its interest in an unconsolidated VIE as of June 30, 2024 is $5,764,758 related to its investment in a real estate-related asset, the Station DST. Refer to Note 6 - Investments in Real Estate-Related Assets for additional information.

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

For lessees, the lease accounting standard ASC 842, Leases requires the lessee to recognize the assets and liabilities that arise from the leases. A lessee can classify a lease as either a finance lease or operating lease based on meeting certain criteria under ASC 842. In connection with the accounting standard, the Company is required to determine the incremental borrowing rate that is used as the discount rate in calculating the present value of lease payments for the duration of the lease term to measure the lease asset, Right-of-Use Asset (“ROU”) and lease liability. Given the extended lease term, estimating the incremental borrowing rate requires significant judgment from the Company. The Company has determined that the two ground leases qualify as operating leases. As of June 30, 2024 and December 31, 2023, the Company has $16,252,911 and $16,297,074 of ROU, respectively, and $16,252,911 and $16,297,074 lease liability, respectively. Under the new guidance, for the six months ended June 30, 2024 and June 30, 2023, the Company has recognized lease expense of $387,389 and $354,523, respectively, and is included within the accompanying consolidated statements of operations. For the three months ended June 30, 2024 and June 30, 2023, the Company has recognized lease expense of $193,694 and $177,262, respectively, and is included within the accompanying consolidated statements of operations.

The following table reflects the base cash rental payments due from the Company as of June 30, 2024:

Year	Future Base Rent Payments
2024 (remaining)	326,599
2025	653,198
2026	653,198
2027	653,198
2028	653,198
Thereafter	34,593,956
Total	$37,533,347

Litigation and Regulatory Matters

As of June 30, 2024 and December 31, 2023, the Company was not subject to litigation nor was the Company aware of any litigation pending against it. The Company has entered into customary guaranty agreements (the “Guaranty Agreements”) in connection with the financing of certain specific investments, including the acquisition of the GR Property, the FM Property, the Buchanan Property, the CO Property, and the Summerfield Property, as further described in Note 8 — Loans Payable. Pursuant to the Guaranty Agreements, the Company has guaranteed any losses or liabilities that the lenders may incur as a result of the occurrence of certain enumerated bad acts as defined in the Guaranty Agreements. The Company has also guaranteed the repayment of obligations and indebtedness due to the lenders upon the occurrence of certain enumerated events as defined in the Guaranty Agreements. Additionally, in regard to the GR Property, the FM Property, the Buchanan Property, the CO Property, and the Summerfield Property, the Company has also agreed to indemnify the lenders against certain environmental liabilities.

As of June 30, 2024, the Company’s liability under these arrangements is not quantifiable and the potential for the Company to be required to make payments under the Guaranty Agreements is remote. Accordingly, no contingent liability is recorded in the Company’s unaudited consolidated balance sheet for these arrangements.

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

The following describes the methods the Company uses to estimate the fair value of the Company’s financial assets and liabilities:

Investment in real estate, net — The fair value is estimated by utilizing the income approach to value, using a direct capitalization analysis and discounted cash flow analysis, as well as a sales comparison approach where deemed applicable. As of June 30, 2024 and December 31, 2023, the estimated fair value of the Company’s Investment in real estate, net was $1,010,868,000 and $1,013,298,000, respectively. The Company has not elected the fair value option to account for its Investment in real estate, net.

Investments in real estate-related assets —The fair value of the Pennsylvania SPE and the Illinois SPE is estimated by discounting the expected cash flows based on the market interest and preferred return rates for similar loans and preferred equity investments to the Company’s investments. The fair value of the Company’s interest in the Station DST was based upon the Station DST Property appraisal, the fair market value of the mortgage loan encumbering the Station DST Property as of June 30, 2024, and the other tangible assets and liabilities of the Station DST such as cash and reserves, each reflecting the Company’s ownership interest in the Station DST (15%). As of June 30, 2024 and December 31, 2023, the estimated fair value of the Company’s Investments in real estate-related assets was $31,467,483 and $33,609,600, respectively. The Company has not elected the fair value option to account for its Investments in real estate-related assets.

Investment in debt securities, at fair value — The Company has measured its investment in debt securities at fair value. The fair value of the CMBS is estimated using third-party broker-dealer quotations, reported trades or valuation pricing estimates from their internal pricing models to determine the reported price. The pricing service providers' internal models for securities such as real estate debt generally consider the attributes applicable to a particular class of the security (e.g., credit rating, seniority), current market data, estimated cash flows for each security, and collateral performance, as applicable. As of June 30, 2024 and December 31, 2023, the estimated fair value of these debt securities was $0 and $9,219,200, respectively, and were classified within Level 2 of the fair value hierarchy.

Loans payable —The fair value is estimated by discounting the expected cash flows based on estimated borrowing rates available to the Company as of the measurement date. The current period liabilities’ carrying and fair values exclude net deferred financing costs. These financial instruments are valued using Level 2 inputs. As of June 30, 2024 and December 31, 2023, the estimated fair value of the Company’s loans payable was $482,943,567 and $470,173,327, respectively (excluding deferred financing costs). The Company has not elected the fair value option, and as such has accounted for its debt using the amortized cost method.

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

Additionally, in conjunction with the Keller Loan, the Company entered into an interest rate cap agreement for a notional amount of $31,277,000. See Note 8 – Loans Payable for further details. The fair value of this interest rate cap is $601,776 and is included with other assets on the consolidated balance sheet as of June 30, 2024.

The table below presents the fair value of the Company’s derivative financial instrument as well as its classification on the consolidated balance sheet as of June 30, 2024, and December 31, 2023:

	Balance Sheet Location	June 30, 2024	December 31, 2023
Derivatives designated as hedging instruments:
Interest rate “pay-fixed” swap	Derivative assets, at fair value	$8,738,825	$7,556,416

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

The changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive loss (“AOCI”) and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the six months ended June 30, 2024 and June 30, 2023, an amount of $1,110,624 and $895,957, respectively, was reclassified into earnings and has been recorded within Interest expense in the accompanying consolidated statement of operations. During the three months ended June 30, 2024 and June 30, 2023, an amount of $557,704 and $488,112, respectively, was reclassified into earnings and has been recorded within Interest expense in the accompanying consolidated statement of operations.

As of June 30, 2024 the Company had the following derivatives that were designated as cash flow hedges of interest rate risk:

	June 30, 2024
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

During the six months ended June 30, 2024 and June 30, 2023, the Company recorded a loss on derivatives not designated as hedges of $240,035 and a gain of $373,195, respectively, within Interest expense in the accompanying consolidated statement of operations. During the three months ended June 30, 2024 and June 30, 2023, the Company recorded a loss on derivatives not designated as hedges of $39,402 and a gain of $140,689, respectively, with Interest expense in the accompanying consolidated statement of operations.

The following table details the Company’s interest rate derivative not designated as a hedge:

	June 30, 2024
Interest Rate Derivative	Number of Instruments	Notional Amount
Interest Rate Cap	1	$31,277,000

Credit Risk-Related Contingent Features

The agreements the Company has with the Company’s derivative counterparties contain cross-default provisions that could trigger a declaration of default on the Company’s derivative obligations if the Company defaults, or is capable of being declared in default, on certain of the Company’s indebtedness. At June 30, 2024, the Company had not been declared in default on any of its derivative obligations. The estimated fair value of the Company’s derivatives in a net asset position was $9,340,601 at

June 30, 2024. The estimated fair value of the Company’s derivatives in a net asset position was $7,878,227 at December 31, 2023.

Note 16 – Subsequent Events

Extension of Credit Facility

On July 10, 2024, pursuant to the Credit Agreement, by and among the Company, the Operating Partnership, each of the entities identified as subsidiary guarantors, and Citizens, individually as the lender and as the administrative agent for itself and other lenders dated as of July 23, 2021, as further amended as of February 2, 2022, January 26, 2023 and September 29, 2023, the Company exercised its first extension option thereby extending the maturity date of the Company's credit facility to July 23, 2025.

Renewal and Extension of Amended Advisory Agreement

The Amended Advisory Agreement was renewed for an additional one-year term commencing on August 10, 2024, upon terms identical to those in effect, through August 10, 2025. Pursuant to the Amended Advisory Agreement, the Advisor will continue to manage the Company's day-to-day operations and its portfolio of income-producing commercial and multifamily real-estate and debt secured by commercial real estate, subject to the supervision of the Company's board of directors.

Keller Property Purchase of Additional Interest and Loan Refinance

Subsequent to June 30, 2024 and in connection with the restructuring of the Keller Property, on July 22, 2024, the Company, through the Operating Partnership, acquired the remaining interest in the Keller Property for $1,430,000. Additionally, on July 24, 2024 an indirect subsidiary of the Operating Partnership, CF Keller Multifamily DST, a Delaware Statutory Trust, entered into a new loan agreement with Insurance Strategy Funding Corp. LLC for $33,500,000 and repaid the Keller Loan. The new loan bears interest at 5.8% per annum and matures on August 1, 2031.

Common Stock Repurchases

Subsequent to June 30, 2024, the Company received and completed 336 eligible repurchase requests for a total of 276,919 shares in the amount of $5,942,201.

Status of the Offerings

As of August 8, 2024, the Company had 13,463,973 shares of its common stock outstanding (consisting of 3,818,975 Class AX Shares, 6,013 Class TX Shares, 1,158,163 Class IX Shares, 1,465,187 Class T Shares, 7,034 Class S Shares, 606,656 Class D Shares, and 6,401,945 Class I Shares) in the Offerings resulting in aggregate net proceeds of $340,652,773 to the Company as payment for such shares.

Distributions

As authorized by the board of directors of the Company, on July 5, 2024 the Company declared the following distributions for each class of the Company’s common stock as rounded to the nearest four decimal places ($1.55 on an annual basis):

June Gross Distribution
Class I Shares	0.1270
Class D Shares	0.1270
Class S Shares	0.1270
Class T Shares	0.1270
Class IX Shares	0.1270
Class AX Shares	0.1270
Class TX Shares	0.1270

The net distributions for each class of common stock (which represents the gross distributions described above less any distribution fee for the applicable class of common stock as described in the Company’s applicable prospectus) are payable to stockholders of record immediately following the close of business on June 30, 2024 and was paid on or about July 10, 2024. These distributions will be paid in cash or reinvested in shares of the Company’s common stock for stockholders participating in the Company’s distribution reinvestment plan. Some or all of the cash distributions may be paid from sources other than cash flow from operations.

As authorized by the board of directors of the Company, on August 8, 2024 the Company declared the following distributions for each class of the Company’s common stock as rounded to the nearest four decimal places ($1.55 on an annual basis):

July Gross Distribution
Class I Shares	0.1313
Class D Shares	0.1313
Class S Shares	0.1313
Class T Shares	0.1313
Class IX Shares	0.1313
Class AX Shares	0.1313
Class TX Shares	0.1313

The net distributions for each class of common stock (which represents the gross distributions described above less any distribution fee for the applicable class of common stock as described in the Company’s applicable prospectus) are payable to stockholders of record immediately prior to the close of business on July 31, 2024 and was paid on or about August 12, 2024. These distributions will be paid in cash or reinvested in shares of the Company’s common stock for stockholders participating in the Company’s distribution reinvestment plan. Some or all of the cash distributions may be paid from sources other than cash flow from operations.

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

As of August 8, 2024, the Company had sold 3,818,975 Class AX shares, 6,013 Class TX shares, 1,158,163 Class IX shares, 1,465,187 Class T shares, 606,656 Class D shares, 7,034 Class S shares, and 6,401,945 Class I shares of common stock in the Primary Offering and the primary portion of the Follow-on Offering, as well as 477,385 Class AX shares, 127,681 Class TX shares, 131,559 Class IX shares, 53,533 Class T shares, 28,121 Class D shares, 269 Class S shares, and 274,155 Class I shares in the DRP for aggregate net proceeds of $340,652,773 in the Initial Offering, the Follow-On Offering, and the Third Offering (collectively, the “Offerings”).

Prior to the commencement of the Follow-On Offering, the Company determined its net asset value as of the end of each quarter. Net Asset Value (“NAV”), as defined, is calculated consistent with the procedures set forth in the Company’s prospectus and excludes any organization and offering expenses paid by the Advisor on the Company’s behalf (other than selling commissions, dealer manager fees and distribution fees) (“O&O Costs”), with such costs to be reflected in the Company’s NAV to the extent the Company reimburses the Advisor for these costs. Upon commencement of the Follow-On Offering, the Company started determining its NAV on a monthly basis, beginning with the determination of NAV as of July 31, 2020. As of June 30, 2024, the Company’s NAV was $21.46 per Class AX share, Class IX share, and Class I share, $21.45 per Class D share, $21.43 per Class TX share, and $21.44 per Class T share and Class S share. For further discussion of the Company’s NAV calculation, please see “—Net Asset Value”.

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

As of June 30, 2024, the Company had made the following investments:

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

Operating Highlights

Second Quarter of 2024 Activity

•
Raised 162,859 shares of common stock in the Offerings for gross proceeds of approximately $4 million. Repurchased 711,762 shares of common stock in the Offerings for gross proceeds of approximately $16 million.
•
Sold the Company's investment in Class D BMO 2023-5C1 CMBS for $6,125,000, resulting in a realized gain of $923,276.

Portfolio Information

As of June 30, 2024, the Company owned interests in 19 real properties and a plot of land as described below:

Portfolio	Ownership Percentage	Location	Number of Properties	Square Feet/ Acre	Remaining Lease Term(1)	Annualized Rental Income(3)	Acquisition Date	Purchase Price(4)
Walgreens Grand Rapids ("GR Property")	100%	Grand Rapids, MI	1	14,552	13.1 years(2)	$500,000	July 2017	$7,936,508
Daimler Trucks North America Office Building ("FM Property")	100%	Fort Mill, SC	1	150,164	4.5 years	$2,670,638	February 2018	$40,000,000
Alliance Data Systems Office Building ("CO Property")	100%	Columbus, OH	1	241,493	8.2 years	$3,362,844	July 2018	$46,950,000
Hoya Optical Labs of America ("Lewisville Property")	100%	Lewisville, TX	1	89,473	4.0 years	$937,060	November 2018	$14,120,000
Williams Sonoma Office Building ("SF Property")	75%	San Francisco, CA	1	13,907	0.0 years(6)	$0	September 2019	$11,600,000
Martin Brower Industrial Buildings ("Buchanan Property")	100%	Phoenix, AZ	1	93,302	7.7 years	$1,083,444	November 2019	$17,300,000
Multifamily Residential Property ("Keller Property")	97%	Carrolton, TX	1	255,627	multiple(5)	$5,638,361	February 2021	$56,500,000
Multifamily Residential Property ("Summerfield Property")	25%	Landover, MD	1	452,876	multiple(5)	$10,595,447	March 2021	$115,500,000
Amazon Last Mile Cleveland ("Madison Ave Property")	100%	Cleveland, OH	1	168,750	6.8 years	$1,555,254	May 2021	$30,800,000
Valencia California ("Valencia Property")	10%	Santa Clarita, CA	1	180,415	11.5 years	$5,323,193	July 2021	$92,000,000
De Anza Plaza Office Buildings ("De Anza Property")	100%	Cupertino, CA	1	83,959	7.1 years	$4,206,056	July 2021	$63,750,000
Multifamily Residential Property ("Kacey Property")	10%	Kingwood, TX	1	296,991	multiple(5)	$5,341,050	November 2021	$67,000,000
Multifamily Residential Property ("Industry Property")	10%	Columbus, OH	1	187,678	multiple(5)	$4,772,799	December 2021	$81,000,000
Mars Petcare Dry/Cold Storage Facility ("Fisher Road Property")	100%	Columbus, OH	1	465,256	2.9 years	$2,984,877	March 2022	$58,000,000
Multifamily Residential Property ("Longmire Property")	96.46%	Conroe, TX	1	231,720	multiple(5)	$3,211,114	April 2022	$43,400,000
Office Tower ("ON3 Property")	10%	Nutley, NJ	1	332,818	14.5 years	$7,245,828	April 2022	$131,667,000
Multifamily Residential Property ("West End Property")	10%	Lenexa, KS	1	299,813	multiple(5)	$5,166,260	August 2022	$69,375,000
Multifamily Residential Property ("Palms Property")	10%	Houston, TX	1	222,672	multiple(5)	$4,010,775	August 2022	$48,000,000
Land ("Mount Comfort Land")	100%	Greenfield, IN	0	1 - acre	11.8 years	$53,140	October 2022	$445,000
Multifamily Residential Property ("Pearland Property")	5%	Pearland, TX	1	219,624	multiple(5)	$4,383,498	June 2023	$40,500,000
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
(6)
The lease with William Sonoma expired on December 31, 2021. As of June 30, 2024, the SF Property is vacant.

As of June 30, 2024, lease expirations related to the Company’s net lease portfolio of real estate assets, (excluding the SF Property), based on each asset’s fair value used in determining the Company's NAV, were as follows:

•
2024 – 0.0%
•
2025 – 0.0%
•
2026 – 0.0%
•
2027 – 18.9%
•
2028 – 17.5%

•
2029 – 0.0%
•
2030 – 0.0%
•
2031 – 30.6%
•
2032 – 23.4%
•
2033 – 0.0%
•
After 2034 – 9.6%

As of June 30, 2024, the industry concentration of the Company’s portfolio of real estate assets, based on each asset’s fair value used in determining the Company's NAV, was as follows:

•
Multifamily – 36.3%
•
Single Tenant Office – 30.5%
•
Single Tenant Industrial – 29.9%
•
Single Tenant Life Sciences – 1.7%
•
Single Tenant Necessity Retail – 1.6%

As of June 30, 2024, the geographic concentration of the Company’s portfolio of real estate assets, based on each asset’s fair value used in determining the Company's NAV, was as follows:

•
Texas – 31.2%
•
Ohio – 27.4%
•
California – 14.4%
•
South Carolina – 6.6%
•
Maryland – 5.9%
•
Arizona – 4.4%
•
Illinois – 2.5%
•
Pennsylvania – 2.3%
•
New Jersey – 2.1%
•
Michigan – 1.6%
•
Kansas – 1.4%
•
Indiana – 0.2%

As of June 30, 2024, the investment type concentration of the Company’s portfolio of real estate assets, based on each asset’s fair value used in determining the Company's NAV, was as follows:

•
Common Equity – 95.2%
•
Mezzanine Loan – 2.5%
•
Preferred Equity – 2.3%

As of June 30, 2024, the maturity concentration of debt secured by the Company's portfolio of real estate assets (including the Company's credit facility, which makes up all debt maturing in 2024 – 2025, and has two one-year extension options), based on principal balances and adjusted for ownership percentage, was as follows:

•
2024 – 34.3%
•
2025 – 0.0%
•
2026 – 0.0%
•
2027 – 2.0%
•
2028 – 9.4%

•
2029 – 0.0%
•
2030 – 4.0%
•
2031 – 26.5%
•
2032 – 23.3%
•
2033 – 0.5%
•
After 2034 – 0.0%

As of June 30, 2024, the weighted average lease term remaining of the Company’s portfolio of real estate assets (excluding multifamily, mezzanine and preferred equity investments), based on each asset’s fair value used in determining the Company's NAV, was 6.6 years.

As of June 30, 2024, the weighted average occupancy of the Company’s portfolio of real estate assets, based on each asset’s fair value used in determining the Company's NAV, was 96.5%. For the Company's industrial, retail and office investments, occupancy includes all leased square footage as of the date indicated. For the Company's multifamily investments, occupancy is defined as the percentage of units occupied on the date indicated.

As of June 30, 2024, the Company owned the preferred equity investment described below:

Portfolio	Original Investment Amount	Preferred Return	Number of Properties	Square Feet	Lease Expiration Date	Acquisition Date	Tenant Renewal Options
Denver, PA— Pref Equity Investment	$11,805,000	Ranging from 7.75% in 2019 to 8.74% in 2028	1	1,539,407	January 31, 2039	January 2019	9 extension options for 5 years each

As of June 30, 2024, the Company owned the mezzanine loan investment described below:

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

Results of Operations

Rental Revenues

For the three months ended June 30, 2024 and June 30, 2023, the Company earned rental revenues of $18,084,391 and $17,331,507, respectively. For the six months ended June 30, 2024 and June 30, 2023, the Company earned rental revenues of $36,115,483 and $34,350,474, respectively.

The Company’s rental revenues consist primarily of rental income from triple net leased commercial properties and multifamily properties. The increase in rental revenues of $752,884 and $1,765,009 for the three and six months ended June 30, 2024, as compared to the three and six months ended June 30, 2023, was primarily due to the acquisition of rental income-producing properties, namely the Pearland Property.

Preferred Return Income

For the three months ended June 30, 2024 and June 30, 2023, the Company earned preferred return income of $247,676 and $244,393, respectively. For the six months ended June 30, 2024 and June 30, 2023, the Company earned preferred return income of $495,351 and $486,100, respectively.

The Company’s preferred return income consists of preferred return accrued on the Company’s investment in the Pennsylvania SPE. The increase in preferred return income of $3,283 and $9,251 for the three and six months ended June 30, 2024, as compared to the three and six months ended June 30, 2023, was due to the increase of rate of return of the Pennsylvania SPE.

Income from mezzanine loan investment

For the three months ended June 30, 2024 and June 30, 2023, the Company earned income from mezzanine loan investment of $264,250 and $260,748, respectively. For the six months ended June 30, 2024 and June 30, 2023, the Company earned income from mezzanine loan investment of $528,308 and $518,438, respectively.

The Company’s income from mezzanine loan investment consists of interest income accrued on the Company’s investment in the Illinois SPE. The increase in income from mezzanine loan investment of $3,502 and $9,870, for the three and six months ended June 30, 2024, as compared to the three and six months ended June 30, 2023, was due to the increase of the interest rate of the Illinois SPE.

Other property operating revenues

For the three months ended June 30, 2024 and June 30, 2023, the Company earned other property operating revenues of $7,182,646 and $4,804,130, respectively. For the six months ended June 30, 2024 and June 30, 2023, the Company earned other property operating revenues of $11,785,762 and $8,557,339, respectively.

Other property operating revenues consists of amounts received by the Company from the tenants of its properties for utilities and other amenities and for reimbursable expenses paid by the Company on behalf of the tenants in accordance with the provisions of the respective property leases. The increase in other property operating revenues of $2,378,516 and $3,228,423 for the three and six months ended June 30, 2024, as compared to the three and six months ended June 30, 2023, was primarily due to the acquisition of the Pearland Property.

General and Administrative Expenses

For the three months ended June 30, 2024 and June 30, 2023, the Company incurred general and administrative expenses of $63,240 and $64,581, respectively. For the six months ended June 30, 2024 and June 30, 2023, the Company incurred general and administrative expenses of $130,551 and $4,959,092, respectively.

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

The decrease in general and administrative expenses of $1,341 and $4,828,541 during the three and six months ended June 30, 2024, as compared to the three and six months ended June 30, 2023, was mainly due to the Company reimbursing the Advisor for less operating expenses incurred pursuant to the 2%/25% Guidelines. As of June 30, 2024, the Advisor has incurred, on behalf of the Company, a total of $16,383,808 in Unreimbursed Operating Expenses, including a total of $1,724,600 for the six months ended June 30, 2024, compared to $1,984,445 for the six months ended June 30, 2023, for which the Advisor has not invoiced the Company for reimbursement.

Depreciation and Amortization

For the three months ended June 30, 2024 and June 30, 2023, the Company incurred depreciation and amortization of $8,503,347 and $8,472,369, respectively. For the six months ended June 30, 2024 and June 30, 2023, the Company incurred depreciation and amortization of $17,401,347 and $17,209,486, respectively.

The increase in depreciation and amortization expenses of $30,978 and $191,861, respectively, for the three and six months ended June 30, 2024, as compared to the three and six months ended June 30, 2023, was primarily due to the acquisition of the Pearland Property.

Management Fees

For the three months ended June 30, 2024 and June 30, 2023, the Company incurred management fees of $1,571,674 and $1,765,866, respectively. For the six months ended June 30, 2024 and June 30, 2023, the Company incurred management fees of $3,230,200 and $3,530,330, respectively.

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

The decrease in management fees of $194,192 and $300,130 for the three and six months ended June 30, 2024, as compared to the three and six months ended June 30, 2023, was due to a decrease in net fundraising in combination with a decrease in net valuation of the Company's investment portfolio.

Property Operating Expenses

For the three months ended June 30, 2024 and June 30, 2023, the Company incurred property operating expenses of $11,438,151 and $9,142,736, respectively. For the six months ended June 30, 2024 and June 30, 2023, the Company incurred property operating expenses of $20,420,767 and $16,811,429, respectively.

The property operating expenses consist of reimbursable expenses paid by the Company on behalf of its tenants in accordance with the provisions of the respective property leases and operating expenses incurred in maintaining and operating the multifamily properties. The increase in property operating expenses of $2,295,415 and $3,609,338 for the three and six months ended June 30, 2024, as compared to the three and six months ended June 30, 2023, was primarily due to the acquisition of the Pearland Property, and the increase of property operating expenses during such periods.

Income from Investments in Real Estate-Related Assets

Income from investments in real estate assets is earned on the Company's investment in the Station DST. For the three months ended June 30, 2024 and June 30, 2023, the Company earned income from investments in real estate-related assets of $43,281 and $41,134, respectively. For the six months ended June 30, 2024 and June 30, 2023. the Company earned income from investments in real estate-related assets of $80,557 and $49,482, respectively.

The increase in income from investments in real estate-related assets of $2,147 and $31,075 during the three and six months ended June 30, 2024, as compared to the three and six months ended June 30, 2023, was due to the Company's share of income earned at Station DST.

Interest Income

For the three months ended June 30, 2024 and June 30, 2023, the Company earned interest income of $269,368 and $303,984, respectively. For the six months ended June 30, 2024 and June 30, 2023, the Company earned interest income of $523,192 and $579,897, respectively.

Interest income is composed of interest earned on interest bearing cash deposit accounts with banking institutions.

The decrease in interest income of $34,616 and $56,705 during the three and six months ended June 30, 2024, as compared to the three and six months ended June 30, 2023, was primarily due to a decrease in the cash held by the Company in interest bearing deposit accounts.

Net gain/(loss) from investment in debt securities, at fair value

For the three and six months ended June 30, 2024, the Company incurred a net gain from investment in debt securities of $1,340,614 and a net loss of $74,687, respectively. For the three and six months ended June 30, 2023, the Company did not have any investment in debt securities.

The Company's net gain/(loss) from investment in debt securities consists of interest income, unrealized loss, and realized gain on the Company's investment in CMBS. The decrease in net loss from investment in debt securities of $74,687 and the increase in net gain of $1,340,614, for the three and six months ended June 30, 2024, as compared to the three and six months ended June 30, 2023, was due to the sale of the Company's investment in CMBS.

Interest Expense

For the three months ended June 30, 2024 and June 30, 2023, the Company incurred interest expense of $6,766,904 and $5,261,122, respectively. For the six months ended June 30, 2024 and June 30, 2023, the Company incurred interest expense of $13,310,636 and $10,401,545, respectively.

Interest expense is composed of interest paid and accrued on the Company’s outstanding loans payable, and also includes amortization of deferred financing costs and gains from the interest rate cap.

The increase in interest expense of $1,505,782 and $2,909,091 during the three and six months ended June 30, 2024, as compared to the three and six months ended June 30, 2023, was primarily due to the increased debt associated with the acquisition of the Pearland Property as well as the increase in SOFR rate on the advances on the Credit Facility netted against the gains from the interest rate cap.

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

The following table presents a reconciliation of FFO to net income (loss):

Six months ended June 30, 2024
Net income (loss)	$(3,624,234)
Net income (loss) attributable to non-controlling interest	1,587,178
Net income (loss) attributable to common stockholders	$(2,037,056)
Adjustments:
Real estate depreciation and amortization	17,401,347
Proportionate share of adjustments from non-controlling interests	(9,555,231)
Funds from Operations	$5,809,060

The following table presents a reconciliation of FFO to MFFO:

Six months ended June 30, 2024
Funds from Operations	$5,809,060
Adjustments:
Amortization of above-market lease intangibles	98,189
Amortization of below-market lease intangibles	(978,005)
Straight-line rent	(951,880)
Fair value adjustments on derivatives not deemed hedges	240,035
Fair value adjustments on investment in debt securities	454,123
Proportionate share of adjustments from non-controlling interests	337,991
Modified Funds from Operations	$5,009,513

Net Asset Value

On July 16, 2024, the Company’s board of directors approved an estimated NAV as of June 30, 2024 of $21.46 per Class AX, Class IX, and Class I shares, $21.45 for Class D shares, $21.43 for Class TX, and $21.44 per Class T and Class S shares. The calculation of the Company’s estimated NAV was performed by Robert A. Stanger & Co., Inc. (“Stanger”), its independent valuation firm, in accordance with the procedures described in the “Net Asset Value Calculation and Valuation Procedures” section of the Company’s prospectus and under the oversight of the Company’s board of directors. Although the independent valuation firm performs the calculation of the Company’s estimated NAV, the Company’s board of directors is solely responsible for the determination of the Company’s estimated NAV.

Estimated NAV

The determination of NAV involves a number of assumptions and judgments, including estimates of the Advisor’s interest in disposition proceeds (if any). These assumptions and judgments may prove to be inaccurate. There can be no assurance that a stockholder would realize the mostly recently determined NAV per share if the Company were to liquidate or engage in another type of liquidity event today. In particular, the Company’s June 30, 2024 NAV is based on appraisals of the fair market value of certain of the Company’s real estate property investments which precede June 30, 2024 and, while the Company believes no material change has occurred in the value of these real estate property investments between the appraised value dates and June 30, 2024, Stanger has assumed no material change in property value has occurred since the appraisal date for those Appraised Properties with an appraised value date that preceded June 30, 2024. Furthermore, the Company’s June 30, 2024 NAV does not consider fees or expenses that may be incurred in providing a liquidity event, including reimbursement of amounts to the Advisor for O&O Costs and any operating expenses that have not been invoiced by the Advisor in accordance with the terms of the Amended Advisory Agreement. Lastly, as discussed in “PART II — OTHER INFORMATION; Item 1A. – Risk Factors”, the full extent of the past and ongoing impact and effects of COVID-19 on the Company, as a whole, and on its tenants and its consolidated real estate, loan investments and long-term debt are uncertain at this time. Due to COVID-19, observable market transactions for both real estate assets and debt are generally more limited than before the pandemic. The Company believes the methodology of determining the Company’s NAV conforms to the Institute for Portfolio Alternative’s Practice Guideline for Valuations of Publicly Registered Non-Listed REITs (April 2013) and is prepared in accordance with the procedure described in the “Net Asset Value Calculation and Valuation Procedures” section of the Company’s prospectus. In addition, the Company’s board of directors periodically reviews the Company’s NAV policies and procedures.

The NAV for each class of shares is based on the value of the Company’s assets and the deduction of any liabilities, and any distribution fees applicable to such class of shares.

The following table provides a breakdown of the major components of the Company’s NAV pursuant to the Company’s valuation guidelines:

Components of NAV	June 30, 2024
Investment in real estate	$1,010,868,000
Investments in real estate-related assets	31,467,483
Investment in debt securities	—
Cash and cash equivalents and restricted cash	34,645,147
Other assets	11,055,737
Debt obligations (at Fair Market Value)	(482,943,567)
Due to related parties(1)	(10,383,996)
Accounts payable and other liabilities	(18,040,618)
Accrued performance participation allocation	—
Distribution fee payable the following month(2)	(26,020)
Non-controlling interests in subsidiaries	(283,821,074)
Sponsor Support repayment / special unit holder interest in liquidation	—
Net Asset Value	$292,821,092
Number of outstanding shares	13,649,035

Note: (1) Excluding the full distribution fee liability of $25,384. Distribution fee only relates to Class TX, Class T, Class D and Class S shares of common stock.

(2) The distribution fee that is payable as of June 30, 2024 related to Class TX, Class T, Class D and Class S shares (is shown in the table below).

Due to rounding, numbers presented throughout this section may not add up precisely to the totals provided and percentages may not precisely reflect the absolute figures.

NAV Per Share	Class AX, IX & I Shares	Class TX Shares	Class T Shares	Class D Shares	Class S Shares	Total
Total gross assets at Fair Value	$919,472,075	$2,141,231	$117,130,812	$48,733,923	$558,326	$1,088,036,367
Distribution fees due and payable	—	(737)	(22,433)	(2,743)	(107)	(26,020)
Debt obligations (at Fair Market Value)	(408,123,421)	(950,422)	(51,990,516)	(21,631,386)	(247,822)	(482,943,567)
Due to related parties	(8,775,253)	(20,435)	(1,117,872)	(465,107)	(5,329)	(10,383,996)
Accounts payable and other liabilities	(15,245,673)	(35,504)	(1,942,133)	(808,051)	(9,257)	(18,040,618)
Accrued performance participation allocation	—	—	—	—	—	—
Non-controlling interests in subsidiaries	(239,850,026)	(558,554)	(30,554,303)	(12,712,548)	(145,643)	(283,821,074)
Quarterly NAV	$247,477,702	$575,579	$31,503,555	$13,114,088	$150,168	$292,821,092
Number of outstanding shares	11,534,455	26,861	1,469,365	611,350	7,004	13,649,035
NAV per share	$21.46	$21.43	$21.44	$21.45	$21.44

The following table reconciles stockholders’ equity per the Company’s unaudited consolidated balance sheet to the Company’s NAV:

Reconciliation of Stockholders’ Equity to NAV	June 30, 2024
Stockholders’ equity under U.S. GAAP	$509,436,414
Adjustments:
Unrealized depreciation of real estate	(70,970,591)
Unrealized appreciation of real estate-related assets	1,302,725
Acquisition costs	(8,731,008)
Deferred financing costs, net	(4,133,382)
Accrued distribution fee(1)	(636)
Accumulated depreciation and amortization	108,150,715
Fair value adjustment of debt obligations	62,824,867
Deferred rent receivable	(12,498,113)
Derivative assets, at fair value	(8,738,825)
Non-controlling interests in subsidiaries	(283,821,074)
NAV	$292,821,092

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

The valuations of the Company's real properties as of June 30, 2024 were provided by Stanger or third-party appraisal firms in accordance with the Company's procedures. Certain key assumptions that were used by Stanger or third-party appraisal firms in the discounted cash flow analysis are set forth in the following table based on weighted-averages by property type at ownership interests.

June 30, 2024
	Single Tenant Office	Single Tenant Industrial	Multifamily	Single Tenant Life Sciences	Weighted-Average Basis
Exit Capitalization Rate	6.5%	6.1%	5.6%	6.0%	6.1%
Residual Discount Rate	7.2%	7.0%	6.8%	6.8%	7.0%
Average Holding Period (Yrs)	9.5	8.1	10.0	13.0	9.4

A change in the exit capitalization and discount rates used would impact the calculation of the value of the Company's real property. For example, assuming all other factors remain constant, the changes listed below would result in the following effects on the value of the Company's real properties.

	Hypothetical Change	Single Tenant Office	Single Tenant Industrial	Multifamily	Single Tenant Life Sciences	Weighted-Average Values
Exit Capitalization Rate	0.25% Increase	-2.4%	-2.8%	-2.6%	-2.0%	-2.6%
	0.25% Decrease	2.6%	3.1%	2.9%	2.2%	2.8%
Discount Rates	0.25% Increase	-1.7%	-1.6%	-1.9%	-2.2%	-1.7%
	0.25% Decrease	1.7%	1.6%	1.9%	2.2%	1.8%

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

If the Company is unable to raise substantial funds in its public offerings, it will make fewer investments resulting in less diversification in terms of the type, number and size of investments it makes and the value of an investment in the Company will fluctuate with the performance of the limited assets it acquires. Further, the Company will have certain fixed operating expenses, including certain expenses as a public company and a REIT, regardless of whether it is able to raise substantial funds in the offerings. The Company’s inability to raise substantial funds would increase its fixed operating expenses as a percentage of gross income, reducing its net income and limiting its ability to make distributions. As of June 30, 2024, the Company has raised gross proceeds of $477,108,820 in the Offerings.

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

As of June 30, 2024, the Company’s debt to tangible assets ratio was 53%. See Note 8 – Loans Payable of the Company’s outstanding debt arrangement as of June 30, 2024.

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

Cash Flows

The following table provides a breakdown of the net change in the Company’s cash and cash equivalents and restricted cash:

Six months ended June 30, 2024
Cash flows from operating activities	$14,009,127
Cash flows from investing activities	8,715,761
Cash flows from financing activities	(27,972,461)
Decrease in cash and cash equivalents and restricted cash	$(5,247,573)

Operating Activities

During the six months ended June 30, 2024, net cash provided by operating activities was $14,009,127, compared to $2,307,250 net cash provided by operating activities for the six months ended June 30, 2023. The change was primarily due to a decrease in reimbursement of expenses due to related parties (see “—Results of Operations”).

Investing Activities

During the six months ended June 30, 2024, net cash provided by investing activities was $8,715,761, compared to $412,545 net cash used in investing activities for the six months ended June 30, 2023. The change was primarily due to an increase of $1,684,236 in capital improvements to real estate, and an increase of $10,399,997 in proceeds from sale of investment in debt securities.

Financing Activities

During the six months ended June 30, 2024, net cash used in financing activities was $27,972,461, compared to $3,368,569 net cash provided by financing activities for the six months ended June 30, 2023. The change was primarily due to a net decrease in proceeds from borrowings under credit facility of $2,000,000, a decrease in proceeds from common stock issued of $26,395,095, a decrease in distributions of $5,163,848, an increase in payments from redemptions of common stock of $8,350,003, an increase in non-controlling interest distributions of $153,763, an increase in non-controlling interest contribution of $100,000 offset by a payment of $293,983 in deferred financing costs.

Distributions

The Company’s board of directors has authorized, and the Company has declared, distributions for the period September 1, 2020 through August 1, 2024 in an amount equal to $0.004234973 per day (or approximately $1.55 on an annual basis) per each share of common stock, less, for holders of certain classes of shares, the distribution fees that are payable with respect to such shares as further described in the applicable prospectus. The distributions are payable by the 5th business day following each month end to stockholders of record at the close of business each day during the prior month.

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

The following table summarizes the Company’s distributions declared during the three and six months ended June 30, 2024 and June 30, 2023:

	Three months ended June 30, 2024		Six months ended June 30, 2024
	Amount	Percent	Amount	Percent
Distributions
Paid in cash	$2,559,464	48%	$6,616,095	60%
Payable	1,726,933	32%	1,726,933	16%
Reinvested in shares	1,041,872	20%	2,570,631	24%
Total distributions	$5,328,269	100%	$10,913,659	100%
Sources of Distributions:
Operating cash flows	$5,328,269	100%	$10,913,659	100%
Indebtedness	—	0%	—	0%
Offering proceeds	—	0%	—	0%
Total sources of distributions	$5,328,269	100%	$10,913,659	100%

	Three months ended June 30, 2023		Six months ended June 30, 2023
	Amount	Percent	Amount	Percent
Distributions
Paid in cash	$2,855,349	48%	$6,917,382	59%
Payable	1,972,066	33%	1,972,066	17%
Reinvested in shares	1,121,383	19%	2,810,576	24%
Total distributions	$5,948,798	100%	$11,700,024	100%

Sources of Distributions:
Operating cash flows	$2,307,250	39%	$2,307,250	20%
Offering proceeds pursuant to Distribution Support Agreement(1)	—	0%	—	0%
Offering proceeds	3,641,548	61%	9,392,774	80%
Total sources of distributions	$5,948,798	100%	$11,700,024	100%

During the three and six months ended June 30, 2024 the Company declared $5,328,269 and $10,913,659, respectively, of distributions to its shareholders (including those reinvested in shares pursuant to the DRP), compared to the Company’s total aggregate MFFO of $2,275,908 and $5,009,513, respectively, for the three and six months ended June 30, 2024, and the Company’s total aggregate net loss of $2,326,391 and $3,624,234 for such periods, respectively.

During the three and six months ended June 30, 2023, the Company declared $5,948,798 and $11,700,024, respectively, of distributions to its shareholders (including those reinvested in shares pursuant to the DRP), compared to the Company’s total aggregate MFFO of $2,386,961 and $294,464, respectively, for the three and six months ended June 30, 2023, and the Company’s total aggregate net loss of $1,720,778 and $8,370,152 for such periods, respectively.

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

Reimbursement of Organization and Offering Costs

The Advisor has agreed to pay, on behalf of the Company, all O&O Costs through the first anniversary of the date on which the Company satisfied the Minimum Offering Requirement, which was May 18, 2018 (“Escrow Break Anniversary”). The Company was not required to reimburse the Advisor for payment of the O&O Costs prior to the Escrow Break Anniversary. After the Escrow Break Anniversary, the Advisor, in its sole discretion, may pay some or all of the additional O&O Costs incurred, but is not required to do so. To the extent the Advisor pays such additional O&O Costs, the Company is obligated to reimburse the Advisor subject to the 1% Cap. Following the Escrow Break Anniversary, the Company began reimbursing the Advisor for payment of the O&O Costs on a monthly basis, which will continue through the period ended May 18, 2021; provided, however, that the Company will not be obligated to pay any amounts that as a result of such payment would cause the aggregate payments for O&O Costs (less selling commissions, dealer manager fees and distribution fees) paid to the Advisor to exceed the 1% Cap as of such payment date. Any amounts not reimbursed in any period are included in determining any reimbursement for a subsequent period. As of June 30, 2024, the Advisor has continued to pay all O&O Costs on behalf of the Company.

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

The Company evaluates all of its investments in real estate-related assets to determine if they are VIEs utilizing judgments and estimates that are inherently subjective. If different judgments or estimates were used for these evaluations, it could result in differing conclusions as to whether or not an entity is a VIE and whether or not to consolidate such entity. As of June 30, 2024, the Company concluded that it had investments in VIEs, and because the Company was deemed the primary beneficiary it consolidated such entities, as described in “Note 11 — Variable Interest Entities” in its accompanying unaudited consolidated financial statements included in Item 1. “Financial Statements (Unaudited) and Supplementary Data.”

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

Contractual Obligations

The following table presents the future principal payment due under the Company’s GR Loan, FM Loan, CO Loan, DST Loan, Buchanan Loan, Keller Loan, Summerfield Loan, Valencia Loan, Kacey Loan, Industry Loan, ON3 Loan, West End Loan, Palms Loan, Pearland Loan, and Credit Facility agreements as of June 30, 2024, which represents the Company’s aggregate contractual obligations and commitments with payments due subsequent to June 30, 2024.

Year	Amount
2024 (remaining)	76,500,000
2025	—
2026	22,495,184
2027	4,500,000
2028	47,550,000
Thereafter	394,723,250
Total	$545,768,434

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

The market risk associated with financial instruments and derivative financial instruments is the risk of loss from adverse changes in market prices or interest rates. The Company’s interest rate risk management objectives are to limit the impact of interest rate changes in earnings and cash flows and to manage overall borrowing costs. To achieve these objectives, from time to time, the Company may enter into interest rate hedge contracts such as swaps, collars and treasury lock agreements in order to mitigate interest rate risk with respect to various debt instruments. The Company would not hold or issue these derivative contracts for trading or speculative purposes. As of June 30, 2024, there are no such hedging contracts outstanding. The Company does not have any foreign operations and thus is not exposed to foreign currency fluctuations.

Interest Rate Risk

As of June 30, 2024, the Company had $383 million fixed rate debt and $163 million of floating rate debt. The Company uses derivative financial instruments to limit the exposure to interest rate changes associated with its borrowings. The use of derivative financial instruments carries certain risks, including the risk that the counterparties to these contractual arrangements are not able to perform under the agreements. To mitigate this risk, the Company only enters into derivative financial instruments with counterparties with high credit ratings and with major financial institutions with which the Company and its related parties may also have other financial relationships. The Company does not anticipate that any of the counterparties will fail to meet their obligations. (For further detail refer to Note 8 – Loans Payable).

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

As of June 30, 2024, lease expirations related to the Company’s net lease portfolio of real estate assets (excluding the SF Property), based on each asset’s fair value used in determining the Company's NAV, were as follows:

•
2024 – 0.0%
•
2025 – 0.0%
•
2026 – 0.0%
•
2027 – 18.9%
•
2028 – 17.5%
•
2029 – 0.0%
•
2030 – 0.0%
•
2031 – 30.6%
•
2032 – 23.4%
•
2033 – 0.0%
•
After 2034 – 9.6%

As of June 30, 2024, the industry concentration of the Company’s portfolio of real estate assets, based on each asset’s fair value used in determining the Company's NAV, was as follows:

•
Multifamily – 36.3%
•
Single Tenant Office – 30.5%
•
Single Tenant Industrial – 29.9%
•
Single Tenant Life Sciences – 1.7%
•
Single Tenant Necessity Retail – 1.6%

As of June 30, 2024, the geographic concentration of the Company’s portfolio of real estate assets, based on each asset’s fair value used in determining the Company's NAV, was as follows:

•
Texas – 31.2%
•
Ohio – 27.4%
•
California – 14.4%
•
South Carolina – 6.6%
•
Maryland – 5.9%
•
Arizona – 4.4%
•
Illinois – 2.5%
•
Pennsylvania – 2.3%
•
New Jersey – 2.1%
•
Michigan – 1.6%
•
Kansas – 1.4%
•
Indiana – 0.2%

As of June 30, 2024, the investment type concentration of the Company’s portfolio of real estate assets, based on each asset’s fair value used in determining the Company's NAV, was as follows:

•
Common Equity – 95.2%
•
Mezzanine Loan – 2.5%
•
Preferred Equity – 2.3%

As of June 30, 2024, the maturity concentration of debt secured by the Company's portfolio of real estate assets (including the Company's credit facility, which makes up all debt maturing in 2023 – 2025, and has two one-year extension options), based on principal balances and adjusted for ownership percentage, was as follows:

•
2024 – 34.3%
•
2025 – 0.0%
•
2026 – 0.0%
•
2027 – 2.0%
•
2028 – 9.4%
•
2029 – 0.0%
•
2030 – 4.0%
•
2031 – 26.5%
•
2032 – 23.3%
•
2033 – 0.5%
•
After 2034 – 0.0%

As of June 30, 2024, the weighted average lease term remaining of the Company’s portfolio of real estate assets (excluding multifamily, mezzanine and preferred equity investments), based on each asset’s fair value used in determining the Company's NAV, was 6.6 years.

As of June 30, 2024, the weighted average occupancy of the Company’s portfolio of real estate assets, based on each asset’s fair value used in determining the Company's NAV, was 96.5%. For the Company's industrial, retail and office investments, occupancy includes all leased square footage as of the date indicated. For the Company's multifamily investments, occupancy is defined as the percentage of units occupied on the date indicated.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business. As of June 30, 2024, the Company was not involved in any material legal proceedings.

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

The more shares the Company sells in the Company’s Offerings, the greater the Company’s challenge will be to invest all of the proceeds. The large size of the Company's Offerings increases the risk of delays in investing the Company’s net proceeds promptly and on attractive terms. Pending investment, the net proceeds of the Offerings may be invested in permitted temporary investments, which include short-term United States government securities, bank certificates of deposit and other short-term liquid investments. The rate of return on these investments, which affects the amount of cash available to make distributions to stockholders, has fluctuated in recent years and most likely will be less than the return obtainable from the type of investments in the real estate industry the Company seeks to acquire or originate. Therefore, delays the Company encounters in the selection, due diligence and acquisition or origination of investments would likely limit the Company’s ability to pay distributions to the Company’s stockholders and lower their overall returns. In addition, cash and cash equivalents may potentially subject the Company to concentration of risk and at times, balances with any one financial institution may exceed the Federal Deposit Insurance Corporation insurance limits. As of June 30, 2024, the Company had approximately $25.5 million of unrestricted cash and cash equivalents.

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

Pursuant to the Distribution Support Agreement, in certain circumstances where the Company’s cash distributions exceed MFFO, CFI will purchase up to $5.0 million of shares in the Company’s public offerings (including the $2.0 million of shares purchased to satisfy the Minimum Offering). The sponsor has purchased Class IX shares in the Company’s Initial Offering and has purchased Class I shares in the Follow-On Offering. As of June 30, 2024, CFI has no remaining obligation pursuant to the Distribution Support Agreement. Subsequent to the expiration of the Distribution Support Agreement, the Company may not have sufficient cash available to pay distributions at the rate the Company had paid during preceding periods or at all. If the Company pays distributions from sources other than the Company’s cash flow from operations, the Company will have less cash available for investments, the Company may have to reduce the Company’s distribution rate, the Company’s net asset value may be negatively impacted and the Company’s stockholders overall return may be reduced. As of June 30, 2024, the Company has declared cumulative distributions of $85,126,928, of which 18% of the Company’s cash distributions were paid using sources other than the cash flow from operations, including borrowings and proceeds from the Offerings. For the six months ended June 30, 2024, 100% of the Company's cash distributions were paid using sources from the Company's cash flow from operations (see “—Distributions”).

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

The Company’s Amended Advisory Agreement provides that any operating expenses which have not been invoiced by the Advisor will not become the Company’s obligations. Without these provisions in the Company’s Amended Advisory Agreement, such operating expenses, if invoiced, would likely be recorded as liabilities of the Company, which, in turn, would likely have a negative effect on the Company’s NAV per share. The Company’s Amended Advisory Agreement provides that the Advisor will not invoice the Company for any reimbursement if the impact of such would result in the incurrence of an obligation in an amount that would result in the Company’s NAV per share for any class of shares to be less than $25.00. The Company may, however, incur and record an obligation to reimburse the Advisor, even if it would result in the Company’s NAV per share for any class of shares for such quarter to be less than $25.00, if the Company’s board of directors determines that the reasons for the decrease of the Company’s NAV per share below $25.00 were unrelated to the Company’s obligation to reimburse the Advisor for operating expenses. The Company’s Amended Advisory Agreement also provides that the Advisor may be reimbursed for previously unbilled operating expenses for prior periods in any subsequent quarter, subject to certain limitations, including the limitation related to the NAV per share of $25.00 referenced above and the 2%/25% Guidelines. The incurrence of previously unbilled operating expenses likely will have a negative effect on the Company’s NAV per share. As of June 30, 2024, the Advisor has incurred $16,383,808 of Unreimbursed Operating Expenses, including $1,724,600 of Unreimbursed Operating Expenses incurred during the three months ended June 30, 2024 that have not been invoiced to the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

During the six months ended June 30, 2024, the Company did not complete any sales of unregistered securities.

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

The table below summarizes the repurchase activity for the three months ended June 30, 2024:

For the Month Ended	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Redeemed as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Redeemed Under the Plans or Programs(1)(2)
April 30, 2024	283,968	21.99	283,968	—
May 31, 2024	279,385	21.92	279,385	—
June 30, 2024	148,418	21.85	148,418	—
Total	711,771	$21.93	711,771	—

Note: (1) The Company limits the number of shares that may be redeemed per calendar month and per calendar year under the program as described above.

(2) For the quarter ended June 30, 2024, the Company received repurchase requests that exceeded both its monthly 2% of NAV and quarterly 5% of NAV limits. In accordance with the Company's Amended SRP, the Company fulfilled 50% of requested repurchases in April 2024, 72% of requested repurchases in May 2024, and 43% of requested repurchases in June 2024.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the quarter ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

Item 6. Exhibits.

The exhibits listed below are included, or incorporated by reference, in this Quarterly Report on Form 10-Q.

EXHIBITS INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 (and are numbered in accordance with Item 601 of Regulation S-K).

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

The following materials from Cantor Fitzgerald Income Trust, Inc.’s Quarterly Report on Form 10-Q for the six months ended June 30, 2024 are formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Changes in Equity; (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

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

Dated: August 14, 2024