Form 10-Q
period 2024-09-30
Cantor Fitzgerald Income Trust, Inc.
filed 2024-11-14
CIK 1666244

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 8, 2024, the registrant had 3,652,312 Class AX Shares, 1,157,022 Class IX Shares, 6,050 Class TX Shares, 6,076,129 Class I Shares, 1,467,649 Class T Shares, 587,594 Class D Shares and 7,082 Class S Shares of $0.01 par value common stock outstanding.

CANTOR FITZGERALD INCOME TRUST, INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

CANTOR FITZGERALD INCOME TRUST, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2024	December 31, 2023
Assets
Investment in real estate, net of accumulated depreciation of $81,575,091 and $62,780,887, respectively	$961,010,632	$941,343,574
Cash and cash equivalents	27,936,902	30,386,460
Restricted cash	8,305,641	9,506,260
Investments in real estate-related assets	30,088,373	30,290,674
Investment in debt securities, at fair value	—	9,219,200
Intangible assets, net of accumulated amortization of $41,948,195 and $34,745,510 respectively	73,966,522	75,201,703
Operating lease right-of-use asset	16,230,541	16,297,074
Derivative assets, at fair value	6,285,304	7,556,416
Prepaid expenses and other assets	11,009,971	12,125,637
Deferred rent receivable	12,939,396	11,575,495
Total assets	$1,147,773,282	$1,143,502,493
Liabilities and Equity
Liabilities
Loans payable, net of deferred financing costs of $5,173,863 and $4,598,656, respectively	$580,453,265	$529,169,778
Intangible liabilities, net of accumulated amortization of $7,384,319 and $5,897,213, respectively	17,801,993	19,289,099
Operating lease liability	16,230,541	16,297,074
Distributions payable	1,770,382	1,931,977
Restricted reserves	10,520,659	10,716,532
Due to related parties	11,977,149	5,776,223
Deferred revenue	1,819,358	1,937,965
Accrued interest payable	1,857,622	1,932,231
Accounts payable and accrued expenses	2,044,506	4,945,235
Total liabilities	$644,475,475	$591,996,114
Commitments and contingencies (Note 13)
Stockholders' equity
Controlling interest
Preferred stock, $0.01 par value per share, 50,000,000 shares authorized, and 0 issued and outstanding at each September 30, 2024 and December 31, 2023	—	—
Class AX common stock, $0.01 par value per share, 10,000,000 shares authorized, and 3,703,539 and 3,848,941 issued and outstanding at September 30, 2024 and December 31, 2023, respectively	37,035	38,489
Class TX common stock, $0.01 par value per share, 5,000,000 shares authorized, and 6,030 and 178,873 issued and outstanding at September 30, 2024 and December 31, 2023, respectively	61	1,789
Class IX common stock, $0.01 par value per share, 5,000,000 shares authorized, and 1,154,625 and 1,178,536 issued and outstanding at September 30, 2024 and December 31, 2023, respectively	11,546	11,785
Class T common stock, $0.01 par value per share, 100,000,000 shares authorized, and 1,458,695 and 1,462,448 issued and outstanding at September 30, 2024 and December 31, 2023, respectively	14,587	14,626
Class S common stock, $0.01 par value per share, 20,000,000 shares authorized, and 7,050 issued and 7,086 outstanding at each September 30, 2024 and December 31, 2023, respectively	70	71
Class D common stock, $0.01 par value per share, 60,000,000 shares authorized, and 597,862 issued and 644,697 outstanding at each September 30, 2024 and December 31, 2023, respectively	5,979	6,447
Class I common stock, $0.01 par value per share, 200,000,000 shares authorized, and 6,193,952 and 7,313,276 issued and outstanding at September 30, 2024 and December 31, 2023, respectively	61,940	73,133
Additional paid-in capital	343,188,483	376,712,427
Retained earnings/accumulated deficit and cumulative distributions	(105,916,941)	(85,445,999)
Accumulated other comprehensive income/(loss)	601,045	755,642
Total controlling interest	238,003,805	292,168,410
Non-controlling interests in subsidiaries	265,294,002	259,337,969
Total stockholders' equity	503,297,807	551,506,379
Total liabilities and stockholders' equity	$1,147,773,282	$1,143,502,493

See accompanying notes to consolidated financial statements

CANTOR FITZGERALD INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2024	2023	2024	2023
Revenues:
Rental revenues	$18,285,026	$18,317,618	$54,400,509	$52,668,092
Preferred return income	250,397	247,079	745,748	733,179
Income from mezzanine loan investment	267,153	263,614	795,461	782,052
Other property operating revenues	4,640,016	5,368,341	16,425,778	13,925,680
Total revenues	23,442,592	24,196,652	72,367,496	68,109,003
Operating expenses:
General and administrative expenses	67,836	83,141	198,387	5,042,233
Depreciation and amortization	8,426,722	8,864,011	25,828,069	26,073,497
Management fees	1,478,762	1,785,342	4,708,962	5,315,672
Property operating expenses	8,979,967	9,402,718	29,400,734	26,214,147
Total operating expenses	18,953,287	20,135,212	60,136,152	62,645,549
Other income (expense):
Income from investments in real estate-related assets	26,852	98,888	107,409	148,370
Interest income	261,490	256,824	784,682	836,721
Net gain/(loss) from investment in debt securities, at fair value	—	(3,287)	1,340,614	(3,287)
Loss on extinguishment of debt	(533,904)	—	(533,904)	—
Other income	216,572	—	216,572	—
Interest expense	(7,326,613)	(5,966,346)	(20,637,249)	(16,367,891)
Total other income (expense)	(7,355,603)	(5,613,921)	(18,721,876)	(15,386,087)
Net income (loss)	$(2,866,298)	$(1,552,481)	$(6,490,532)	$(9,922,633)
Net income (loss) attributable to non-controlling interest	(536,179)	(1,349,572)	(2,123,357)	(3,553,591)
Net income (loss) attributable to common stockholders	$(2,330,119)	$(202,909)	$(4,367,175)	$(6,369,042)
Weighted average shares outstanding	13,468,991	15,601,208	14,003,957	15,702,959
Net income (loss) per common share - basic and diluted	$(0.17)	$(0.01)	$(0.31)	$(0.41)

See accompanying notes to consolidated financial statements

CANTOR FITZGERALD INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2024	2023	2024	2023
Net income (loss)	$(2,866,298)	$(1,552,481)	$(6,490,532)	$(9,922,633)
Other comprehensive income (loss)
Unrealized gain (loss) on derivative instruments	(2,453,521)	1,919,774	(1,271,112)	1,413,257
Comprehensive income (loss)	(5,319,819)	367,293	(7,761,644)	(8,509,376)
Amounts attributable to noncontrolling interests
Net income (loss)	(536,179)	(1,349,572)	(2,123,357)	(3,553,591)
Unrealized gain (loss) on derivative instruments	(2,180,684)	1,727,796	(1,116,515)	1,271,932
Comprehensive income (loss) attributable to noncontrolling interests	(2,716,863)	378,224	(3,239,872)	(2,281,659)
Comprehensive income (loss) attributable to common stockholders	$(2,602,956)	$(10,931)	$(4,521,772)	$(6,227,717)

See accompanying notes to consolidated financial statements

CANTOR FITZGERALD INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

	Controlling Interest
																Retained Earnings/
	Common Stock														Additional	Accumulated Deficit and	Accumulated Other	Non-	Total
	Class AX		Class TX		Class IX		Class I		Class T		Class D		Class S		Paid-In	Cumulative	Comprehensive	controlling	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Distributions	Income/(loss)	interest	Equity
Balance as of January 1, 2023	3,864,320	$38,643	719,803	$7,198	1,222,180	$12,222	7,582,500	$75,825	1,280,789	$12,809	531,864	$5,318	6,910	$69	$389,390,600	$(55,143,655)	$902,026	$260,028,582	$595,329,637
Common stock issued (transferred)	120,869	1,209	(120,959)	(1,209)	—	—	691,739	6,917	171,609	1,715	112,705	1,127	—	—	26,154,932	—	—	—	26,164,691
Common stock repurchased	(105,744)	(1,057)	(9,682)	(97)	(5,798)	(58)	(251,928)	(2,519)	(43,413)	(434)	(6,643)	(66)	—	—	(11,211,168)	—	—	—	(11,215,399)
Distribution reinvestment	20,019	200	3,112	31	6,136	61	27,502	275	4,291	43	2,313	23	20	—	1,695,335	—	—	—	1,695,968
Offering costs, commissions and fees	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(401,701)	—	—	—	(401,701)
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(5,374,841)	—	(1,274,533)	(6,649,374)
Distributions declared on common stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(5,802,997)	—	—	(5,802,997)
Designated derivatives, fair value adjustments	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(162,277)	(1,460,487)	(1,622,764)
Non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(3,425,858)	(3,425,858)
Balance as of March 31, 2023	3,899,464	$38,995	592,274	$5,923	1,222,518	$12,225	8,049,813	$80,498	1,413,276	$14,133	640,239	$6,402	6,930	$69	$405,627,998	$(66,321,493)	$739,749	$253,867,704	$594,072,203
Common stock issued (transferred)	113,548	1,135	(113,661)	(1,137)	—	—	178,724	1,787	72,838	728	43,822	439	938	10	7,785,979	—	—	—	7,788,941
Common stock repurchased	(185,899)	(1,859)	(8,551)	(86)	(11,399)	(114)	(414,620)	(4,146)	(42,710)	(427)	(14,545)	(145)	(880)	(9)	(17,307,376)	—	—	—	(17,314,162)
Distribution reinvestment	21,675	217	2,681	27	6,150	62	26,960	270	5,420	54	2,644	26	26	—	1,696,851	—	—	—	1,697,507
Offering costs, commissions and fees	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(143,679)	—	—	—	(143,679)
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(791,292)	—	(929,486)	(1,720,778)
Distributions declared on common stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(5,897,027)	—	—	(5,897,027)
Designated derivatives, fair value adjustments	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	111,625	1,004,622	1,116,247
Non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	15,632,761	15,632,761
Balance as of June 30, 2023	3,848,788	$38,488	472,743	$4,727	1,217,269	$12,173	7,840,877	$78,409	1,448,824	$14,488	672,160	$6,722	7,014	$70	$397,659,773	$(73,009,812)	$851,374	$269,575,601	$595,232,013
Common stock issued (transferred)	191,210	1,912	(191,456)	(1,914)	—	—	278,491	2,784	44,981	450	1,982	20	—	—	8,215,751	—	—	—	8,219,003
Common stock repurchased	(213,095)	(2,131)	(20,656)	(207)	(17,925)	(180)	(354,934)	(3,549)	(44,023)	(440)	(5,991)	(60)	—	—	(16,157,962)	—	—	—	(16,164,529)
Distribution reinvestment	22,782	228	2,118	21	6,399	64	28,560	286	6,024	60	2,928	29	35	—	1,722,929	—	—	—	1,723,617
Offering costs, commissions and fees	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(104,923)	—	—	—	(104,923)
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(202,909)	—	(1,349,572)	(1,552,481)
Distributions declared on common stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(5,917,998)	—	—	(5,917,998)
Designated derivatives, fair value adjustments	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	191,977	1,727,797	1,919,774

Non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(3,519,637)	(3,519,637)
Balance as of September 30, 2023	3,849,685	$38,497	262,749	$2,627	1,205,743	$12,057	7,792,994	$77,930	1,455,806	$14,558	671,079	$6,711	7,049	$70	$391,335,568	$(79,130,719)	$1,043,351	$266,434,189	$579,834,839

	Controlling Interest
																Retained Earnings/
	Common Stock														Additional	Accumulated Deficit and	Accumulated Other	Non-	Total
	Class AX		Class TX		Class IX		Class I		Class T		Class D		Class S		Paid-In	Cumulative	Comprehensive	controlling	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Distributions	Income/(loss)	interest	Equity
Balance as of January 1, 2024	3,848,941	$38,489	178,873	$1,789	1,178,536	$11,785	7,313,276	$73,133	1,462,448	$14,626	644,697	$6,447	7,086	$71	$376,712,427	$(85,445,999)	$755,642	$259,337,969	$551,506,379
Common stock issued (transferred)	65,246	653	(65,389)	(655)	—	—	152,915	1,529	72,462	724	679	6	—	—	5,046,200	—	—	—	5,048,457
Common stock repurchased	(89,081)	(891)	(1,045)	(10)	(14,057)	(140)	(547,033)	(5,470)	(48,716)	(488)	(30,936)	(309)	(166)	(1)	(16,136,480)	—	—	—	(16,143,789)
Distribution reinvestment	24,680	247	1,478	15	7,007	70	25,098	251	7,832	78	3,066	31	41	—	1,532,610	—	—	—	1,533,302
Offering costs, commissions and fees	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(118,597)	—	—	—	(118,597)
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(81,353)	—	(1,216,490)	(1,297,843)
Distributions declared on common stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(5,582,290)	—	—	(5,582,290)
Designated derivatives, fair value adjustments	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	106,446	958,022	1,064,468
Non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(3,409,447)	(3,409,447)
Balance as of March 31, 2024	3,849,786	38,498	113,917	1,139	1,171,486	11,715	6,944,256	69,443	1,494,026	14,940	617,506	6,175	6,961	70	$367,036,160	$(91,109,642)	$862,088	$255,670,054	$532,600,640
Common stock issued (transferred)	85,381	854	(85,459)	(854)	—	—	83,745	837	5,774	59	2,274	23	—	—	2,024,311	—	—	—	2,025,230
Common stock repurchased	(128,276)	(1,283)	(2,376)	(24)	(11,434)	(114)	(520,898)	(5,209)	(37,473)	(375)	(11,305)	(113)	—	—	(15,603,502)	—	—	—	(15,610,620)
Distribution reinvestment	25,449	254	779	8	7,133	71	27,827	278	7,038	70	2,875	29	43	—	1,564,981	—	—	—	1,565,691
Offering costs, commissions and fees	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(80,060)	—	—	—	(80,060)
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,955,703)	—	(370,688)	(2,326,391)
Distributions declared on common stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(5,331,371)	—	—	(5,331,371)
Designated derivatives, fair value adjustments	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	11,795	106,146	117,941
Acquired ownership interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	107,225	—	—	—	107,225
Non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(3,631,871)	(3,631,871)
Balance as of June 30, 2024	3,832,340	38,323	26,861	269	1,167,185	11,672	6,534,930	65,349	1,469,365	14,694	611,350	6,114	7,004	70	355,049,115	(98,396,716)	873,883	251,773,641	509,436,414
Common stock issued (transferred)	20,871	209	(20,891)	(209)	—	—	89,158	892	15,573	156	—	—	—	—	2,209,051	—	—	—	2,210,099
Common stock repurchased	(175,860)	(1,759)	—	—	(19,977)	(200)	(459,346)	(4,593)	(33,357)	(334)	(16,292)	(163)	—	—	(14,634,004)	—	—	—	(14,641,053)
Distribution reinvestment	26,188	262	60	1	7,417	74	29,210	292	7,114	71	2,804	28	46	—	1,544,641	—	—	—	1,545,369
Offering costs, commissions and fees	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(77,136)	—	—	—	(77,136)
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,330,119)	—	(536,179)	(2,866,298)
Distributions declared on common stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(5,190,106)	—	—	(5,190,106)
Designated derivatives, fair value adjustments	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(272,838)	(2,180,683)	(2,453,521)
Acquired ownership interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(903,184)	—	—	—	(903,184)
Non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	16,237,223	16,237,223

Balance as of September 30, 2024	3,703,539	37,035	6,030	61	1,154,625	11,546	6,193,952	61,940	1,458,695	14,587	597,862	5,979	7,050	70	$343,188,483	$(105,916,941)	$601,045	$265,294,002	$503,297,807

See accompanying notes to consolidated financial statements

CANTOR FITZGERALD INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months
	Ended September 30,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$(6,490,532)	$(9,922,633)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	26,684,249	26,764,578
(Gain) from investments in real estate-related assets	(107,409)	(148,370)
(Realized gain) from sale of investment in debt securities	(1,634,920)	—
Amortization of above-market lease intangibles	148,722	147,284
Amortization of below-market lease intangibles	(1,467,008)	(1,467,008)
Loss on extinguishment of debt	533,904	—
Unrealized loss from investment in debt securities	454,123	40,787
Changes in assets and liabilities:
Proceeds from investments in real estate-related assets	309,710	378,535
(Increase) in deferred rent receivable	(1,363,901)	(1,773,066)
Decrease/(increase) in prepaid expenses and other assets	1,115,666	(2,929,837)
Increase in due to related parties	6,200,926	59,528
(Decrease)/increase in deferred revenue	(118,607)	826,741
(Decrease)/increase in restricted reserves	(195,873)	2,303,823
(Decrease) in accounts payable and accrued expenses	(2,900,729)	(2,735,125)
(Decrease)/increase in accrued interest payable	(74,609)	174,859
Net cash provided by operating activities	21,093,712	11,720,096
Cash flows from investing activities:
Acquisition of real estate	(871,810)	(1,101,684)
Capital improvements to real estate	(2,248,860)	—
Purchase of investment in debt securities	—	(5,201,725)
Proceeds from sale/repayment of investment in debt securities	10,399,997	—
Net cash provided by/(used in) investing activities	7,279,327	(6,303,409)
Cash flows from financing activities:
Borrowings under credit facility	23,000,000	21,000,000
Proceeds from refinancing of mortgage loan	33,500,000	—
Repayment of mortgage loan	(31,590,594)	—
Proceeds from issuance of common stock, net	9,007,993	41,347,210
Distributions	(11,717,808)	(17,390,494)
Payments for redemptions of common stock	(46,395,462)	(37,666,299)
Non-controlling interest distributions	(10,262,288)	(10,399,966)
Non-controlling interest contribution	4,086,641	—
Payment of deferred financing costs	(1,651,698)	(673,010)
Net cash (used in) financing activities	(32,023,216)	(3,782,559)
Net (decrease)/increase in cash and cash equivalents and restricted cash	(3,650,177)	1,634,128
Cash and cash equivalents and restricted cash, at beginning of period	39,892,720	38,533,421
Cash and cash equivalents and restricted cash, at end of period	$36,242,543	$40,167,549
Reconciliation of cash and cash equivalents and restricted cash
Cash and cash equivalents	$27,936,902	$30,816,300
Restricted cash	8,305,641	9,351,249
Total cash and cash equivalents and restricted cash	$36,242,543	$40,167,549
Supplemental disclosure of cash flow information:
Cash paid for interest	$20,347,980	$15,781,284
Non-cash investing and financing activities:
Distribution reinvestment	$3,077,943	$5,117,092
Distributions payable	$1,664,045	$1,949,984
Acquisition of real estate	$(42,179,905)	$—
Assumption of loans payable in conjunction with acquisition of real estate	$26,635,694	$22,500,000
Issuance of OP Units for acquired real estate interests	$15,544,211	$—
Acquired non-controlling interests	$172,659	$19,087,232

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

On February 2, 2016, the Company was capitalized with a $200,001 investment by the Company’s sponsor, Cantor Fitzgerald Investors, LLC (“CFI”) through the purchase of 8,180 Class A shares. In addition, a wholly owned subsidiary of CFI, Cantor Fitzgerald Income Trust OP Holdings, LLC, (the “Special Unit Holder”), has invested $1,000 in the Operating Partnership and has been issued a special class of limited partnership units (“Special Units”), which is recorded as a non-controlling interest on the consolidated balance sheet as of September 30, 2024. The Company registered with the Securities and Exchange Commission (“SEC”) an offering of up to $1.25 billion in shares of common stock, consisting of up to $1.0 billion in shares in the Company’s primary offering (the “Primary Offering”) and up to $250 million in shares pursuant to its distribution reinvestment plan (the “DRP”, and together with the Primary Offering, the “Initial Offering”). On May 18, 2017, the Company satisfied the minimum offering requirement as a result of CFI’s purchase of $2.0 million in Class I shares (the “Minimum Offering Requirement”). On March 20, 2020, the Company filed a registration statement on Form S-11 with the SEC for a proposed second public offering (the “Follow-On Offering”). Subsequently, on July 31, 2020, the Company terminated the Primary Offering but is continuing to offer up to $50.0 million of common stock pursuant to the DRP. On August 10, 2020, the SEC declared the Follow-On Offering effective. In the Follow-On Offering, the Company was offering up to $1 billion in shares of common stock in a primary offering on a best efforts basis and $250 million in shares of common stock to be issued pursuant to the DRP. On July 30, 2020, the Company, amended its charter (as amended, the “Charter”) to redesignate its currently issued and outstanding Class A shares of common stock, Class T shares of common stock and Class I shares of common stock as “Class AX Shares,” “Class TX Shares” and “Class IX Shares,” respectively. In addition, on July 30, 2020, as set forth in the Charter, the Company has reclassified the authorized but unissued portion of its common stock into four additional classes of common stock: Class T Shares, Class S Shares, Class D Shares, and Class I Shares. The Class AX shares, Class TX shares and Class IX shares generally have the same rights, including voting rights, as the Class T shares, Class S shares, Class D shares and Class I shares that the Company is offering pursuant to the Follow-On Offering. On August 9, 2023, the Company filed a registration statement on Form S-11 with the SEC for a proposed third public offering (the "Third Offering"), which was declared effective on February 7, 2024. In the Third Offering, the Company is offering up to $1 billion in shares of common stock in a primary offering on a best efforts basis and $250 million in shares of common stock to be issued pursued to a distribution reinvestment plan (Refer to Note 9 – Stockholders’ Equity).

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

As of September 30, 2024, the Company owned the following investments:

•
A retail property located in Grand Rapids, Michigan (the “GR Property”).
•
An office property located in Fort Mill, South Carolina (the “FM Property”).
•
An office property located in Columbus, Ohio (the “CO Property”).
•
A flex industrial property located in Lewisville, TX (the “Lewisville Property”).

•
A controlling interest in a Delaware Statutory Trust, CF Net Lease Portfolio IV DST (the "Net Lease DST"), which owns seven properties (individually, a "Net Lease DST Property" and collectively the "Net Lease DST Properties").
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
•
A controlling interest of (78.78%) in a Delaware Statutory Trust, CF Keller Springs Multifamily DST (the "Keller DST") located in Carrolton, Texas (the “Keller Property”).
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
•
A controlling interest in a Delaware Statutory Trust, CF WAG Portfolio DST (the "WAG Portfolio DST"), which owns eight properties (individually, a "WAG Portfolio Property" and collectively the "WAG Portfolio Properties").

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

The Company evaluates all of its investments in real estate-related assets to determine if they are VIEs utilizing judgments and estimates that are inherently subjective. If different judgments or estimates were used for these evaluations, it could result in differing conclusions as to whether or not an entity is a VIE and whether or not to consolidate such entity. As of September 30, 2024 and December 31, 2023, the Company concluded that it had investments in VIEs. Refer to Note 11 — Variable Interest Entities for additional information.

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

Deferred Rent Receivable

Deferred rent receivable represents rent earned in excess of rent received as a result of straight-lining rents over the terms of the leases in accordance with ASC Topic 842, Leases. As of September 30, 2024 and December 31, 2023, Deferred rent receivable was $12,939,396 and $11,575,495, respectively.

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

The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate assets may not be recoverable. Impairment indicators that the Company considers include, but are not limited to, bankruptcy or other credit concerns of a property’s major tenant, such as a history of late payments, rental concessions and other factors, a significant decrease in a property’s revenues due to lease terminations, vacancies, co-tenancy clauses, reduced lease rates or other circumstances. When indicators of potential impairment are present, the Company assesses the recoverability of the assets by determining whether the carrying amount of the assets will be recovered through the undiscounted future cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying amount, the Company will adjust the real estate assets to their respective fair values and recognize an impairment loss. Generally, fair value is determined using a discounted cash flow analysis and recent comparable sales transactions. As of September 30, 2024 and December 31, 2023, no impairment losses have been identified.

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

Income recognition is suspended for a mezzanine loan investment at the earlier of the date at which payments become 90-days past due or when, in the opinion of management, a full recovery of income and principal becomes doubtful. When the ultimate collectability of the principal of an impaired mezzanine loan investment is in doubt, all payments are applied to principal under the cost recovery method. When the ultimate collectability of the principal of an impaired mezzanine loan investment is not in doubt, contractual income from mezzanine loan is recorded as income from mezzanine loan when received, under the cash basis method until an accrual is resumed when the mezzanine loan investment becomes contractually current and performance is demonstrated to be resumed. A mezzanine loan investment is written off when it is no longer realizable and/or legally discharged. Pursuant to the adoption of the CECL accounting standards, the Company has made an accounting policy election not to measure an allowance for credit losses on accrued interest receivable amounts as the Company writes-off the uncollectible accrued interest receivable balance in a timely manner. As of September 30, 2024 and December 31, 2023, no credit impairment losses have been identified.

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

Income recognition is suspended for a preferred equity investment at the earlier of the date at which payments become 90-days past due or when, in the opinion of management, a full recovery of income and principal becomes doubtful. When the ultimate collectability of the principal of an impaired preferred equity investment is in doubt, all payments are applied to principal under the cost recovery method. When the ultimate collectability of the principal of an impaired preferred equity investment is not in doubt, contractual preferred return income is recorded as preferred return income when received, under the cash basis method until an accrual is resumed when the preferred return investment becomes contractually current and performance is demonstrated to be resumed. A preferred return investment is written off when it is no longer realizable and/or legally discharged. Pursuant to the adoption of the CECL accounting standards, the Company has made an accounting policy election not to measure an allowance for credit losses on accrued interest receivable amounts as the Company writes-off the uncollectible accrued interest receivable balance in a timely manner. As of September 30, 2024 and December 31, 2023, no credit impairment losses have been identified.

Unconsolidated Equity Method Investments

The Company performs consolidation analysis in accordance with ASC Topic 810, Consolidation, as described in the “Variable Interest Entities” section of this Note 2. The Company has determined, as a result of its analysis, that it is not the primary beneficiary of its investment in the Station DST, and therefore has not consolidated the entity. The Company has accounted for its investment in the Station DST, which is controlled and managed by CFI, under the equity method of accounting, and included within Investments in real estate-related assets on the Company’s consolidated balance sheet. In accordance with ASC Topic 323, Investments-Equity Method and Joint Ventures, the Company is able to exercise significant influence over this investee. Under the equity method, the investment is adjusted each period for capital contributions and distributions and its share of the entity’s net income (loss). Capital contributions, distributions and net income (loss) of such entity is recorded in accordance with the terms of the governing documents. An allocation of net income (loss) may differ from the stated ownership percentage interest in such entity as a result of preferred returns and allocation formulas, if any, as described in such governing documents. Investments in real estate-related assets are periodically reviewed for impairment based on projected cash flows from the underlying investment. If an impairment is identified, the carrying value of the investment will be reduced to the anticipated recoverable amount. As of September 30, 2024 and December 31, 2023, no impairment has been identified.

Investments in Debt Securities, at Fair Value

Commercial Mortgage-Backed Securities

As of September 30, 2024, the Company had no investment in debt securities. As of December 31, 2023, the Company's investment in debt securities consisted of commercial mortgage-backed securities ("CMBS"), which are securities backed by one or more mortgage loans secured by real estate assets, corporate bonds, term loans, mezzanine loans, and other debt issued by real estate-related companies or secured by real estate assets. These financial instruments are reported at fair value. CMBS debt securities are presented at fair value in the Company’s consolidated balance sheets. Interest income and changes in fair value of these debt securities are recognized as net gains (losses) from investment in debt securities in the Company’s consolidated statements of operations. The Company generally determines the fair value of its investments in debt securities by utilizing third-party pricing service providers whenever available.

In determining the fair value of a particular investment, pricing service providers may use broker-dealer quotations, reported trades or valuation estimates from their internal pricing model to determine the reported price. The pricing service providers' internal models for securities such as real estate debt generally consider the attributes applicable to a particular class of the security (e.g., credit rating, seniority), current market data, and estimated cash flows for each security, and collateral performance, as applicable. During the nine months ended September 30, 2024, the Company had a realized gain of $1,634,921 from the sale of its investments in debt securities. For further details on the realized gain on the investments in debt securities refer to Note 7 – Investment in Debt Securities, at fair value and Note 14 – Fair Value Measurement for additional information.

Deferred Financing Costs

Costs incurred in connection with obtaining financing are capitalized and amortized over the term of the related loan on a straight-line basis, which approximates the effective interest method. The carrying value of the deferred financing costs at September 30, 2024 and December 31, 2023 was $5,173,863 and $4,598,656, respectively, which is net of accumulated amortization of $3,038,620 and $2,295,932, respectively, and recorded as an offset to the related debt. For the nine months ended September 30, 2024 and September 30, 2023, amortization of deferred financing costs was $856,181 and $691,081, respectively, and for the three months ended September 30, 2024 and September 30, 2023, amortization of deferred financing costs was $242,100 and $241,024, respectively, and is included in Interest expense on the accompanying consolidated statements of operations.

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

Other Property Operating Revenues

Other property operating revenues include tenant reimbursement income and revenues received from tenants to cover utilities and other amenities. The tenant reimbursement income is derived from certain property operating expenses, including real estate taxes and insurance, among others, which are paid by the Company and are reimbursed by the tenants of the Company’s properties pursuant to the terms of the respective leases. These reimbursements and other revenues received from tenants are reflected as Other property operating revenues in the accompanying consolidated statements of operations, which, for the nine months ended September 30, 2024 and September 30, 2023 was $16,425,778 and $13,925,680, respectively, and for the three months ended September 30, 2024 and September 30, 2023 was $4,640,016 and $5,368,341, respectively.

Property Operating Expenses

Certain property operating expenses, including real estate taxes and insurance, among others, are paid by the Company and may be reimbursed by the tenants of the Company’s properties pursuant to the terms of the respective leases. These expenses incurred are reflected as Property operating expenses in the accompanying consolidated statements of operations, which for the nine months ended September 30, 2024 and September 30, 2023 was $29,400,734 and $26,214,147, respectively, and for the three months ended September 30, 2024 and September 30, 2023 was $8,979,967 and $9,402,718, respectively.

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

Deferred Revenue

Deferred revenue represents unearned rent received in advance from tenants at certain of the Company’s properties, which at September 30, 2024 and December 31, 2023 were $1,819,358 and $1,937,965, respectively.

Distribution Payable

Distribution payable is comprised of amounts of distributions declared by the Company but not yet paid and accrued distributions relating to the Performance Participation Allocation (as defined below in Note 9 – Stockholder’s Equity).

Also included within distribution payable is $9,530 due to certain specific affiliates, including the Sponsor, who are entitled to distributions based on their indirect equity interest in the Summerfield DST (as further described in Note 10 – Related Party Transactions). As of September 30, 2024, return of capital distributions were and are derived from net escrow break proceeds from the syndication of the Summerfield DST beneficial interest offering, with the related proceeds held and reported in cash and cash equivalents on the accompanying consolidated balance sheet.

As of September 30, 2024 and December 31, 2023 the aggregate total amount of distribution payable reported by the Company were $1,770,382 and $1,931,977, respectively.

Restricted Reserves

Restricted reserves are comprised of amounts received from tenants at certain of the Company’s properties for recoverable property operating expenses to be paid by the Company on behalf of the tenants, pursuant to the terms of the respective lease arrangements, which at September 30, 2024 and December 31, 2023 were $10,520,659 and $10,716,532, respectively.

Due to Related Parties

Due to related parties is comprised of amounts contractually owed by the Company for various services provided to the Company from related parties, which at September 30, 2024 and December 31, 2023 were $11,977,149 and $5,776,223, respectively (See Note 10 – Related Party Transactions).

Organization and Offering Costs

The Advisor has agreed to pay, on behalf of the Company, all organizational and offering costs (including legal, accounting, and other costs attributable to the Company’s organization and offering, but excluding upfront selling commissions, dealer manager fees and distribution fees) (“O&O Costs”) through the first anniversary of the date on which the Company satisfied the Minimum Offering Requirement, which was May 18, 2018 (the “Escrow Break Anniversary”). After the Escrow Break Anniversary, the Advisor, in its sole discretion, may pay some or all of the additional O&O Costs incurred, but is not required to do so. To the extent the Advisor pays such additional O&O Costs, the Company is obligated to reimburse the Advisor subject to the 1% Cap (as defined below). Following the Escrow Break Anniversary, the Company began reimbursing the Advisor for payment of O&O Costs on a monthly basis, which continued through the period ended May 18, 2021; provided, however, that the Company was not obligated to pay any amounts that as a result of such payment would cause the aggregate payments for O&O Costs (less selling commissions, dealer manager fees and distribution fees) paid to the Advisor to exceed 1% of gross proceeds from all the Company’s public offerings (the “1% Cap”), as of such payment date. Any amounts not reimbursed in any period are included in determining any reimbursement liability for a subsequent period. As of September 30, 2024, the Advisor has continued to pay all O&O Costs on behalf of the Company.

As of September 30, 2024 and December 31, 2023, the Advisor has incurred O&O Costs on the Company’s behalf of $14,517,321 and $13,747,936, respectively. As of September 30, 2024 and December 31, 2023, the Company satisfied its obligation to reimburse the Advisor for O&O Costs. As of both September 30, 2024 and December 31, 2023, organizational costs of $90,675 were expensed and offering costs of $3,978,102 were charged to stockholders’ equity. As of both September 30, 2024 and December 31, 2023, the Company has made reimbursement payments of $4,068,777 to the Advisor for O&O Costs incurred.

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

Earnings Per Share

Basic net income (loss) per share of common stock is determined by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is determined by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period, including common stock equivalents. As of September 30, 2024 and December 31, 2023, there were no material common stock equivalents that would have a dilutive effect on net income (loss) per share for common stockholders. All classes of common stock are allocated net income (loss) at the same rate per share.

For the three and nine months ended September 30, 2024, basic and diluted net loss per share was $(0.17) and $(0.31), respectively. For the three and nine months ended September 30, 2023, basic and diluted net loss per share was $(0.01) and $(0.41), respectively.

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

Note 3 – Investment in Real Estate

Investment in real estate, net consisted of the following at September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
Building and building improvements	$923,805,331	$895,144,029
Land	118,780,392	108,980,432
Total	1,042,585,723	1,004,124,461
Accumulated depreciation	(81,575,091)	(62,780,887)
Investment in real estate, net	$961,010,632	$941,343,574

As of September 30, 2024, the Company owned interests in 34 real properties and a plot of land as described below:

Portfolio	Ownership Percentage	Location	Number of Properties	Square Feet/ Acre	Remaining Lease Term(1)	Annualized Rental Income(3)	Acquisition Date	Purchase Price(4)
Walgreens Grand Rapids ("GR Property")	100%	Grand Rapids, MI	1	14,552	12.8 years(2)	$500,000	July 2017	$7,936,508
CF Net Lease Portfolio IV DST ("Net Lease DST Properties")	0%	Various	7	103,537	12.2 years(2)	$2,465,853	September 2017	$35,706,642
Daimler Trucks North America Office Building ("FM Property")	100%	Fort Mill, SC	1	150,164	4.3 years	$2,670,638	February 2018	$40,000,000
Alliance Data Systems Office Building ("CO Property")	100%	Columbus, OH	1	241,493	8.0 years	$3,362,844	July 2018	$46,950,000
Hoya Optical Labs of America ("Lewisville Property")	100%	Lewisville, TX	1	89,473	3.8 years	$937,060	November 2018	$14,120,000
Williams Sonoma Office Building ("SF Property")	75%	San Francisco, CA	1	13,907	0.0 years(6)	$0	September 2019	$11,600,000
Martin Brower Industrial Buildings ("Buchanan Property")	100%	Phoenix, AZ	1	93,302	7.5 years	$1,083,444	November 2019	$17,300,000
Multifamily Residential Property ("Keller Property")	78.78%	Carrolton, TX	1	255,627	multiple(5)	$5,638,361	February 2021	$56,500,000
Multifamily Residential Property ("Summerfield Property")	25%	Landover, MD	1	452,876	multiple(5)	$10,595,447	March 2021	$115,500,000
Amazon Last Mile Cleveland ("Madison Ave Property")	100%	Cleveland, OH	1	168,750	6.5 years	$1,555,254	May 2021	$30,800,000
Valencia California ("Valencia Property")	10%	Santa Clarita, CA	1	180,415	11.3 years	$5,323,193	July 2021	$92,000,000
De Anza Plaza Office Buildings ("De Anza Property")	100%	Cupertino, CA	1	83,959	6.8 years	$4,206,056	July 2021	$63,750,000
Multifamily Residential Property ("Kacey Property")	10%	Kingwood, TX	1	296,991	multiple(5)	$5,341,050	November 2021	$67,000,000
Multifamily Residential Property ("Industry Property")	10%	Columbus, OH	1	187,678	multiple(5)	$4,772,799	December 2021	$81,000,000
Mars Petcare Dry/Cold Storage Facility ("Fisher Road Property")	100%	Columbus, OH	1	465,256	2.7 years	$2,984,877	March 2022	$58,000,000
Multifamily Residential Property ("Longmire Property")	96.46%	Conroe, TX	1	231,720	multiple(5)	$3,211,114	April 2022	$43,400,000
Office Tower ("ON3 Property")	10%	Nutley, NJ	1	332,818	14.3 years	$7,245,828	April 2022	$131,667,000
Multifamily Residential Property ("West End Property")	10%	Lenexa, KS	1	299,813	multiple(5)	$5,166,260	August 2022	$69,375,000
Multifamily Residential Property ("Palms Property")	10%	Houston, TX	1	222,672	multiple(5)	$4,010,775	August 2022	$48,000,000
Land ("Mount Comfort Land")	100%	Greenfield, IN	0	1 - acre	11.5 years	$53,140	October 2022	$445,000
Multifamily Residential Property ("Pearland Property")	5%	Pearland, TX	1	219,624	multiple(5)	$4,383,498	June 2023	$40,500,000
CF WAG Portfolio DST ("WAG Portfolio Properties")	100%	Various	8	118,339	12.2 years	$2,900,097	September 2024	$42,000,000

(1)
Reflects number of years remaining until the tenant’s first termination option.
(2)
On March 9, 2021 the tenant (Walgreens) of the Net Lease DST waived the lease termination option and extended the first-term maturity by five years to November 30, 2036. On March 14, 2022 the tenant (Walgreens) of the GR Property SPE waived the lease termination option and extended the non-cancelable term of the lease by five years to July 31, 2037.
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
(6)
The lease with William Sonoma expired on December 31, 2021. As of November 14, 2024, the SF Property is vacant.

Note 4 - Intangibles

The amortization of acquired above-market and/or below-market leases is recorded as an adjustment to Rental revenue on the consolidated statements of operations. For both the nine months ended September 30, 2024 and September 30, 2023, the net amount of such amortization was included as an increase to rental income of $1,318,286. For the three months ended September 30, 2024 and September 30, 2023, the net amortization was included as an increase to rental income of $438,470 and $439,909, respectively.

The amortization of in-place leases is recorded as an adjustment to Depreciation and amortization expense on the consolidated statements of operations. For the nine months ended September 30, 2024 and September 30, 2023, the net amount of such amortization was $6,269,677 and $7,280,892, respectively. For the three months ended September 30, 2024 and September 30, 2023, the amount of such amortization was $1,857,987 and $2,410,482, respectively.

The amortization of tax abatement on property improvements is recorded as an adjustment to Depreciation and amortization expense on the consolidated statements of operations. For both the nine months ended September 30, 2024 and September 30, 2023, the net amount of such amortization was $784,286. For both the three months ended September 30, 2024 and September 30, 2023, the net amount of such amortization was $261,429.

As of September 30, 2024 and December 31, 2023, the gross carrying amount and accumulated amortization of the Company’s intangible assets consisted of the following:

	September 30, 2024	December 31, 2023
Intangible assets:
In-place lease intangibles	$98,951,471	$93,194,479
Above-market lease intangibles	2,323,246	2,112,734
Tax abatement on property improvements intangibles	14,640,000	14,640,000
Total intangible assets	115,914,717	109,947,213
Accumulated amortization:
In-place lease amortization	(38,204,991)	(31,935,314)
Above-market lease amortization	(780,346)	(631,624)
Tax abatement on property improvements amortization	(2,962,858)	(2,178,572)
Total accumulated amortization	(41,948,195)	(34,745,510)
Intangible assets, net	$73,966,522	$75,201,703

The estimated future amortization on the Company’s intangible assets for each of the next five years and thereafter as of September 30, 2024 is as follows:

Year	In-place Lease Intangibles	Above-market Lease Intangibles	Tax Abatement on Property Improvements	Total
2024 (remaining)	1,936,635	53,408	261,429	2,251,472
2025	7,746,538	213,633	1,045,714	9,005,885
2026	6,998,661	213,633	1,045,714	8,258,008
2027	5,752,359	213,633	1,045,714	7,011,706
2028	5,313,351	213,633	1,045,714	6,572,698
Thereafter	32,998,936	634,960	7,232,857	40,866,753
	$60,746,480	$1,542,900	$11,677,142	$73,966,522

As of September 30, 2024 and December 31, 2023, the gross carrying amount and accumulated amortization of the Company’s Intangible liabilities consisted of the following:

	September 30, 2024	December 31, 2023
Intangible liabilities:
Below-market lease intangibles	$25,186,312	$25,186,312

Accumulated amortization:
Below-market lease amortization	(7,384,319)	(5,897,213)
Intangible liabilities, net	$17,801,993	$19,289,099

The estimated future amortization on the Company’s intangible liabilities for each of the next five years and thereafter as of September 30, 2024 is as follows:

Year	Below-market Lease Intangibles
2024 (remaining)	495,702
2025	1,982,809
2026	1,891,681
2027	1,556,636
2028	1,380,785
Thereafter	10,494,380
$17,801,993

Note 5 - Five Year Minimum Rental Payments

The estimated future minimum rents the Company expects to receive for the GR Property, FM Property, CO Property, Lewisville Property, the Net Lease DST Properties, Buchanan Property, Madison Ave Property, Valencia Property, De Anza Property, Fisher Road Property, ON3 Property, Mount Comfort Land, and the WAG Portfolio Properties for each of the next five years and thereafter through the end of the primary term as of September 30, 2024 is as follows:

Year	GR Property	FM Property	CO Property	Lewisville Property	Net Lease DST Properties	Buchanan Property	Madison Ave Property	Valencia Property	DeAnza Property	Fisher Road Property	ON3 Property	Mount Comfort Land	WAG Portfolio Properties	Total
2024 (remaining)	125,000	679,117	836,210	235,853	576,439	269,787	373,961	1,164,910	1,012,245	747,899	1,595,694	12,337	593,064	8,222,516
2025	500,000	2,770,526	3,356,771	971,713	2,320,167	1,079,150	1,533,241	4,799,430	4,067,880	3,026,878	6,510,433	49,564	2,372,256	33,358,009
2026	500,000	2,826,087	3,392,689	971,713	2,421,044	1,079,150	1,571,572	4,943,413	4,179,206	3,087,361	6,640,642	50,432	2,382,140	34,045,449
2027	500,000	2,883,149	3,428,990	971,713	2,421,044	1,079,150	1,610,862	5,091,716	4,304,583	1,296,901	6,773,455	51,314	2,490,869	32,903,746
2028	500,000	2,940,211	3,465,681	500,432	2,421,044	1,121,781	1,651,133	5,244,468	4,433,720	—	6,908,924	52,212	2,490,869	31,730,475
Thereafter	4,291,667	—	13,284,994	—	20,490,731	3,658,385	3,871,655	41,391,101	12,061,734	—	77,163,802	391,985	20,342,094	196,948,148
Total	$6,416,667	$12,099,090	$27,765,335	$3,651,424	$30,650,469	$8,287,403	$10,612,424	$62,635,038	$30,059,368	$8,159,039	$105,592,950	$607,844	$30,671,292	$337,208,343

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

On October 29, 2020, the Station DST acquired the fee simple interest in a 444-unit apartment community located in Irving, Texas (the “Station DST Property”), for a total purchase price of $106 million. The purchase price was comprised of $47.1 million in equity and $58.9 million in proceeds from a mortgage loan. At September 30, 2024, the Station DST Property is 92.79% occupied.

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

The results of operations for the Company’s investments in real estate-related assets for the three and nine months ended September 30, 2024 and September 30, 2023 are summarized below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Station DST	2024	2023	2024	2023
Revenues	$1,991,097	$2,247,953	$6,147,648	$5,861,949
Operating expenses	$(1,394,020)	(1,170,666)	$(4,186,623)	(3,632,383)
Other expenses, net	$(418,064)	(418,034)	$(1,244,963)	(1,240,432)
Net income	$179,013	$659,253	$716,062	$989,134
Net income attributable to the Company(1)	$26,852	$98,888	$107,409	$148,370

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

As of September 30, 2024, the Company had no investment in debt securities.

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

The following table details the interest income, unrealized loss from changes in fair value and realized gain from dispositions recognized for the Company's investment in debt securities at fair value:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Interest income	$—	$37,500	$159,817	$37,500
Unrealized loss	—	(40,787)	(454,124)	(40,787)
Realized gain	—	—	1,634,921	—
Net gain (loss) from investment in debt securities	$—	$(3,287)	$1,340,614	$(3,287)

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

On November 15, 2016, in connection with the purchase of the Net Lease DST Properties, the Net Lease DST entered into a loan agreement (the “DST Loan”) with Citigroup Global Markets Realty Corp. with an outstanding principal amount of $22,495,184. The DST Loan provides for monthly interest payments and bears interest at an initial fixed rate of 4.59% per annum through anticipated repayment date, December 1, 2026 (the “DST Anticipated Repayment Date”), and thereafter at an increased rate of 3.00% per annum plus the greater of the initial interest rate or the 10 year swap yield as of the first business day after the DST Anticipated Repayment Date.

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

On February 25, 2021, in connection with the purchase of the Keller Property, an indirect subsidiary of the Operating Partnership, 3221 Keller Springs Road Owner, LLC (the “Keller SPE”), entered into a loan agreement (the “Keller Loan”) with CBRE Multifamily Capital, Inc. (the “Keller Lender”) with an outstanding principal amount of $31,277,000. Prior to the funding of the Keller Loan, the Company entered into a rate capitalization agreement (the "Rate Capitalization Agreement") with SMBC Capital Markets, Inc., (the “Cap Seller”), in which the Cap Seller agrees to make payments to the Company commencing on February 25, 2021 until March 1, 2024. On January 10, 2024, the Company entered into a new rate capitalization agreement (the "New Rate Capitalization Agreement") with the Cap Seller, in which the Cap Seller agrees to make payments to the Company commencing on March 1, 2024 until March 1, 2026. Under the terms of the New Rate Capitalization Agreement, the Cap Seller is obligated to make payments to the Company in the event that 30-Day Average SOFR exceeds the Cap Rate, of 3.74%. On July 24, 2024, an indirect subsidiary of the Operating Partnership, the Keller DST, entered into a new loan agreement with Insurance Strategy Funding Corp. LLC for $33,500,000 and repaid the Keller Loan. The new loan bears interest at 5.63% per annum and matures on August 1, 2031.

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

On September 3, 2024, in connection with the assignment and assumption of the WAG Portfolio Property, the Company consolidated a loan with an outstanding principal amount of $26,635,694 under a loan agreement entered into on November 15, 2016 (the "WAG Portfolio Loan") between WAG Portfolio DST and Cantor Commercial Real Estate Lending, L.P. (the "WAG Portfolio Lender"). The WAG portfolio Loan provides monthly interest payments and bears an initial fixed interest rate of 4.59% per annum through the anticipated repayment date, December 1, 2026 (the "WAG Portfolio DST Anticipated Repayment Date"), and thereafter at an increased rate of 3.00% per annum plus the greater of the initial interest rate or the 10 year swap yield as of the first business day after the WAG Portfolio DST Anticipated Repayment Date. The carrying value of the WAG Portfolio Loan approximates its fair value.

Credit Facility – Citizens Bank

On July 23, 2021, the Company and the Operating Partnership secured a $100 million senior secured revolving credit facility (the “Citizens Facility”) with Citizens Bank, N.A. (the “Facility Lender”). Under the credit facility agreement (as amended the “Credit Facility Agreement”), the total commitment can increase to $200 million, subject to lender approvals and conditions. The facility matures on July 23, 2024, with two one-year extension options, contingent on compliance with financial covenants and payment an extension fee. The Credit Facility Agreement calls for an interest rate based on either term SOFR plus a margin of 1.75%-2.25% or an alternative base rate plus 0.75%-1.25%, depending on the loan-to-value ratio. On September 29, 2023, the facility’s borrowing capacity increased to $125 million and certain geographic concentration limits were adjusted. The First Extension Option was exercised on July 10, 2024, extending the maturity to July 23, 2025. As of September 30, 2024, properties including the Lewisville, Madison Ave, De Anza, Longmire, and Fisher Road Properties were pledged as collateral.

As of September 30, 2024, the amounts outstanding under the Citizens Facility were approximately $87.5 million.

As of September 30, 2024 and December 31, 2023, the Company’s Loans payable balance was $580,453,265 and $529,169,778, net of deferred financing costs, respectively. As of September 30, 2024 and December 31, 2023, deferred financing costs were $5,173,863 and $4,598,656, net of accumulated amortization of $3,038,620 and $2,295,932, respectively, which has been accounted for within Interest expense on the consolidated statements of operations.

Information on the Company’s Loans payable as of September 30, 2024 and December 31, 2023 is as follows:

Description	September 30, 2024
	GR Property	FM Property	CO Property	Net Lease DST Property	Buchanan Property	Keller Springs Property	Summerfield Property	Valencia Property	Credit Facility	Kacey Property	Industry Property	ON3 Property	West End Property	Palms Property	Pearland Property	WAG Portfolio Property	Total
Principal amount of loans	$4,500,000	$21,000,000	$26,550,000	$22,495,184	$9,600,000	$33,500,000	$76,575,000	$55,200,000	$87,500,000	$40,640,000	$43,200,000	$66,731,250	$29,000,000	$20,000,000	$22,500,000	$26,635,694	$585,627,128
Less: Deferred financing costs, net of accumulated amortization of $3,038,620	(22,751)	(78,819)	(138,462)	(181,888)	(55,018)	(1,462,462)	(142,716)	(604,249)	(120,676)	(270,772)	(326,357)	(729,284)	(352,206)	(308,629)	(379,574)	-	(5,173,863)
Loans payable, net of deferred financing costs and amortization	$4,477,249	$20,921,181	$26,411,538	$22,313,296	$9,544,982	$32,037,538	$76,432,284	$54,595,751	$87,379,324	$40,369,228	$42,873,643	$66,001,966	$28,647,794	$19,691,371	$22,120,426	$26,635,694	$580,453,265

Description	December 31, 2023
	GR Property	FM Property	CO Property	Net Lease DST Property	Buchanan Property	Keller Springs Property	Summerfield Property	Valencia Property	Credit Facility	Kacey Property	Industry Property	ON3 Property	West End Property	Palms Property	Pearland Property	Total
Principal amount of loans	$4,500,000	$21,000,000	$26,550,000	$22,495,184	$9,600,000	$31,277,000	$76,575,000	$55,200,000	$64,500,000	$40,640,000	$43,200,000	$66,731,250	$29,000,000	$20,000,000	$22,500,000	$533,768,434
Less: Deferred financing costs, net of accumulated amortization of $2,295,932	(28,898)	(92,725)	(151,528)	(201,034)	(60,340)	(239,043)	(159,192)	(671,248)	(398,392)	(299,125)	(360,127)	(801,445)	(385,575)	(337,867)	(412,117)	(4,598,656)
Loans payable, net of deferred financing costs and amortization	$4,471,102	$20,907,275	$26,398,472	$22,294,150	$9,539,660	$31,037,957	$76,415,808	$54,528,752	$64,101,608	$40,340,875	$42,839,873	$65,929,805	$28,614,425	$19,662,133	$22,087,883	$529,169,778

For the nine months ended September 30, 2024 and September 30, 2023, the Company incurred $20,562,703 and $17,044,375, respectively, of interest expense, and for the three months ended September 30, 2024 and September 30, 2023 the Company incurred $7,105,148 and $6,149,303, respectively, of interest expense, which is included within Interest expense on the consolidated statements of operations. As of September 30, 2024 and December 31, 2023, $1,857,622 and $1,932,231, respectively, was unpaid and is recorded as accrued interest payable on the Company’s consolidated balance sheets. All of the unpaid interest expense accrued as of September 30, 2024 and December 31, 2023 was paid during October 2024 and January 2024, respectively.

Also included within Interest expense on the consolidated statements of operations is amortization of deferred financing costs, which, for the nine months ended September 30, 2024 and September 30, 2023, was $856,181 and $691,081, respectively. For the three months ended September 30, 2024 and September 30, 2023, was $242,100 and $241,024, respectively.

The following table presents the future principal payments due under the Company’s loan agreements as of September 30, 2024:

Year	Amount
2024 (remaining)	—
2025	87,500,000
2026	49,130,878
2027	4,500,000
2028	47,550,000
Thereafter	396,946,250
Total	$585,627,128

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

As of September 30, 2024, the Company’s total number of authorized shares was 400,000,000, consisting of 10,000,000 of Class AX authorized common shares, 5,000,000 of Class TX authorized common shares, 5,000,000 of Class IX authorized common shares, 100,000,000 of Class T authorized common shares, 20,000,000 of Class S authorized common shares, 60,000,000 of Class D authorized common shares, and 200,000,000 of Class I authorized common shares. The Class AX Shares, Class D Shares, Class I Shares, Class IX Shares, Class S Shares, Class T Shares and Class TX Shares have the same voting rights and rights upon liquidation, although distributions are expected to differ due to the distribution fees payable with respect to Class D Shares, Class S Shares, Class T Shares and Class TX Shares, which will reduce distributions to the holders of such classes of shares.

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

As of September 30, 2024, the Company had 13,113,573 shares of its common stock outstanding (consisting of 3,695,359 Class AX Shares, 6,030 Class TX Shares, 1,154,625 Class IX Shares, 6,193,952 Class I Shares, 1,458,695 Class T Shares, 597,862 Class D shares, and 7,050 Class S shares) in the Offerings.

As of December 31, 2023, the Company had 14,625,677 shares of its common stock outstanding (consisting of 3,840,761 Class AX Shares, 178,873 Class TX Shares, 1,178,536 Class IX Shares, 7,313,276 Class I Shares, 1,462,448 Class T Shares, 644,697 Class D Shares and 7,086 Class S Shares) in the Offerings.

As of September 30, 2024, the Company had aggregate net proceeds of $333,488,760 in the Offerings. As of December 31, 2023, the Company had aggregate net proceeds of $366,242,849 in the Offerings. The aggregate net proceeds consists of gross proceeds less distribution fees, O&O Cost, and redemptions.

Distributions

The Company’s board of directors has authorized, and the Company has declared, distributions for the period September 1, 2020 through August 1, 2024 in an amount equal to $0.004234973 per day (or approximately $1.55 on an annual basis) per each share of common stock and OP unit, less, for holders of certain classes of shares, the distribution fees that are payable with respect to such classes of shares as further described in the applicable prospectus. The distributions are payable by the 5th business day following each month end to stockholders of record at the close of business each day during the prior month.

As of September 30, 2024 and December 31, 2023, the Company has declared cumulative distributions of $90,317,034 and $74,213,269, respectively, of which $1,664,045 and $1,922,448, respectively, was unpaid as of the respective reporting dates and has been recorded as distributions payable on the accompanying consolidated balance sheets. All of the unpaid distributions as of September 30, 2024 and December 31, 2023, were paid during October 2024 and January 2024, respectively. As of September 30, 2024 and December 31, 2023, distributions reinvested pursuant to the Company’s DRP were $27,461,733 and $22,817,372, respectively.

Redemptions

Stockholders are eligible to have their shares repurchased by the Company pursuant to the Amended SRP (as defined below).

In connection with the Follow-On Offering, the Company’s board of directors approved the second amendment and restatement of the Company’s share repurchase program (the “Amended SRP”) on July 27, 2020 and effective August 31, 2020. Repurchases of shares under the Amended SRP are made on a monthly basis. Subject to the limitations of and restrictions provided for in the Amended SRP, and subject to funds being available, shares repurchased under the Amended SRP are repurchased at the transaction price in effect on the date of repurchase, which, generally will be a price equal to the NAV per share applicable to the class of shares being repurchased and most recently disclosed by the Company in a public filing with the SEC. Under the Amended SRP, the Company may repurchase during any calendar month shares of its common stock whose aggregate value (based on the repurchase price per share in effect when the repurchase is effected) is 2% of the aggregate NAV as of the last calendar day of the previous month and during any calendar quarter whose aggregate value (based on the repurchase price per share in effect when the repurchase is effected) is up to 5% of the Company’s aggregate NAV as of the last calendar day of the prior calendar quarter. During the nine months ended September 30, 2024, the Company received repurchase requests that exceeded the 2% monthly limit and 5% quarterly limit under the Company's Amended SRP. Therefore, as a result of the aforementioned monthly and quarterly limits, the Company repurchased less than the full amount of shares requested during the nine months ended September 30, 2024.

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

During the three and nine months ended September 30, 2024, the Company repurchased 704,832 and 2,147,630 shares, in the amount of $14,641,053 and $46,395,463, $3,223,281 of which were outstanding at September 30, 2024. The amount outstanding at September 30, 2024 were paid during October 2024.

During the three and nine months ended September 30, 2023, the Company repurchased 656,624 and 1,758,437 shares, in the amount of $16,164,529 and $44,694,090, $7,027,791 of which were outstanding at September 30, 2023. The amount outstanding at September 30, 2023 were paid during October 2023 while $22,783 remained outstanding.

Non-controlling Interest

Special Unit Holder

The Special Unit Holder has invested $1,000 in the Operating Partnership and has been issued a special class of limited partnership units as part of the overall consideration for the services to be provided by the Advisor. In addition, the Special Unit Holder is entitled to receive a performance participation distribution from the Operating Partnership, subject to certain terms and calculations as defined within the amended Operating Partnership agreement. Such allocation (the “Performance Participation Allocation”) is paid in cash annually and accrued monthly. The Special Unit Holder is entitled to $9,553,541, pursuant to the Performance Participation Allocation, which has been paid in full by the Company as of the first quarter of 2023. The Special Unit Holder investment in the Operating Partnership, including the Performance Participation Allocation, have been recorded as components of Non-controlling interests in subsidiaries on the consolidated balance sheets as of September 30, 2024 and December 31, 2023, respectively.

Non-controlling interest in the SF Property SPE

Based on the Company’s consolidation analysis, which was performed in accordance with ASC 810 as described in the “Variable Interest Entities” section of Note 2 — Summary of Significant Accounting Policies, management has determined that the Company is the primary beneficiary of the SF Property SPE. Accordingly, the Company has consolidated the SF Property SPE. As of September 30, 2024, the Company’s ownership interest in the SF Property SPE was 75%, and Graham Street Realty ("GSR") interest was 25%. GSR’s total ownership interest of $2,733,130 has been recorded as a component of Non-controlling interests in subsidiaries on the Company’s consolidated balance sheet as of September 30, 2024.

Non-controlling interest in the Keller DST

Based on the Company’s consolidation analysis, which was performed in accordance with ASC 810 as described in the “Variable Interest Entities” section of Note 2 — Summary of Significant Accounting Policies, management has determined that the Company is the primary beneficiary of the Keller Property. Accordingly, the Company has consolidated the Keller DST. On July 22, 2024, the Company, through a wholly owned subsidiary, CF Keller TRS, LLC purchased CAF's remaining interest in the Keller Property. In addition, on July 24, 2024, as part of a larger restructuring plan, the Keller Property was transferred into the Keller DST, which was entered into between the Operating Partnership, 3221 Keller Springs, LLC (Depositor) (the "Keller Depositor") and the trustees as outlined in the Keller DST trust agreement.

On August 16, 2024, the Company, through the Operating Partnership, and the Keller DST entered into a managing broker-dealer agreement (the "Keller DST Dealer Manager Agreement"), with the Dealer Manager, pursuant to which the Dealer Manager agreed to conduct a private placement offering (the "Keller DST Offering") of up to $38,650,000 of the Keller DST's beneficial interest representing 95% of the interests to third part investors on a "best efforts" basis. As of September 30, 2024, the Keller DST has received gross proceeds of $4,608,547 from the Keller DST Offering. As of September 30, 2024, the Company's ownership interest in the Keller Property was 78.78%, and other parties' was 21.22%. The other parties’ total ownership interest of $4,597,744 has been recorded as a component of Non-controlling interests in subsidiaries on the Company’s consolidated balance sheet as of September 30, 2024.

Non-controlling interest in Summerfield DST

Based on the Company’s consolidation analysis, which was performed in accordance with ASC 810 as described in the “Variable Interest Entities” section of Note 2 — Summary of Significant Accounting Policies, management has determined that the Company is the primary beneficiary of the Summerfield DST. Accordingly, the Company has consolidated the Summerfield DST. As of September 30, 2024, the Company’s ownership interest in the Summerfield DST was 25%, and other parties’ interest was 75%. The other parties’ total ownership interest of $23,957,621 has been recorded as a component of Non-controlling interests in subsidiaries on the Company’s unaudited consolidated balance sheet as of September 30, 2024.

In connection with the acquisition of the Summerfield Property, a wholly owned subsidiary of the Operating Partnership entered a joint venture (the “Summerfield MT JV”) between the wholly owned subsidiary of the Operating Partnership and affiliates of Hamilton Zanze (“HZ”). As of September 30, 2024, the Company’s ownership interest in the Summerfield MT JV was 100%, and HZ no longer has interest in the Summerfield MT JV.

Non-controlling interest in Valencia DST

Based on the Company’s consolidation analysis, which was performed in accordance with ASC 810 as described in the “Variable Interest Entities” section of Note 2 — Summary of Significant Accounting Policies, management has determined that the Company is the primary beneficiary of the Valencia DST. Accordingly, the Company has consolidated the Valencia DST. As of September 30, 2024, the Company’s ownership interest in the Valencia DST was 10% and other parties’ interest was 90%. The other parties’ total ownership interest of $36,128,277 has been recorded as a component of Non-controlling interests in subsidiaries on the Company’s consolidated balance sheet as of September 30, 2024.

Non-controlling interest in Kacey DST

Based on the Company’s consolidation analysis, which was performed in accordance with ASC 810 as described in the “Variable Interest Entities” section of Note 2 – Summary of Significant Accounting Policies, management has determined that the Company is the primary beneficiary of the Kacey DST. Accordingly, the Company has consolidated the Kacey DST. As of September 30, 2024, the Company’s ownership interest in the Kacey DST was 10% and other parties’ interest was 90%. The other parties’ total ownership interest of $19,187,799 has been recorded as a component of Non-controlling interests in subsidiaries on the Company’s consolidated balance sheet as of September 30, 2024.

In connection with the acquisition of the Kacey Property, a wholly owned subsidiary of the Operating Partnership entered a joint venture (the “Kacey MT JV”) between the wholly owned subsidiary of the Operating Partnership and affiliates of CAF, an unrelated third party. As of September 30, 2024, the Company’s ownership interest in the Kacey MT JV was 100%, and CAF no longer has interest in the Kacey MT JV.

Non-controlling interest in Industry DST

Based on the Company’s consolidation analysis, which was performed in accordance with ASC 810 as described in the “Variable Interest Entities” section of Note 2 – Summary of Significant Accounting Policies, management has determined that the Company is the primary beneficiary of the Industry DST. Accordingly, the Company has consolidated the Industry DST. As of September 30, 2024, the Company’s ownership interest in the Industry DST was 10% and other parties’ interest was 90%. The other parties’ total ownership interest of $27,189,477 has been recorded as a component of non-controlling interests in subsidiaries on the Company’s consolidated balance sheet as of September 30, 2024.

In connection with the acquisition of the Industry Property, a wholly owned subsidiary of the Operating Partnership entered a joint venture (the “Industry MT JV”) between the wholly owned subsidiary of the Operating Partnership and affiliates of BH Equities, LLC (“BH”). As of September 30, 2024, the Company’s ownership interest in the Industry MT JV was 100% and BH no longer has interest in the Industry MT JV.

Non-controlling interest in the Net Lease DST

On November 23, 2021, the Company, through the Operating Partnership and the Net Lease DST entered into a managing broker-dealer agreement, (the “DST Dealer Manager Agreement”), with the Dealer Manager, pursuant to which the Dealer Manager agreed to conduct a private placement offering, (the “DST Offering”), of up to $21,620,000 of the DST’s beneficial interest representing 100% of the interests to third party investors on a “best efforts” basis. As of September 30, 2024, the Net Lease DST has received gross proceeds of $21,620,000 from the DST Offering.

Based on the Company’s consolidation analysis, which was performed in accordance with ASC 810 as described in the “Variable Interest Entities” section of Note 2 – Summary of Significant Accounting Policies, management has determined that the Company is the primary beneficiary of the Net Lease DST. Accordingly, the Company has consolidated the Net Lease DST. As of September 30, 2024, the other parties’ interest was 100%. The other parties’ total ownership interest of $11,009,246 has been recorded as a component of Non-controlling interests in subsidiaries on the Company’s consolidated balance sheet as of September 30, 2024.

Non-controlling interest in the Longmire Property SPE

Based on the Company’s consolidation analysis, which was performed in accordance with ASC 810 as described in the “Variable Interest Entities” section of Note 2 – Summary of Significant Accounting Policies, management has determined that the Company is the primary beneficiary of the Longmire Property SPE. Accordingly, the Company has consolidated the Longmire Property SPE. As of September 30, 2024, the Company’s ownership interest in the Longmire Property SPE was 96.46% and CAF’s interest was 3.54%. CAF’s total ownership interest of $768,237 has been recorded as a component of Non-controlling interests in subsidiaries on the Company’s consolidated balance sheet as of September 30, 2024.

Non-controlling interest in ON3 DST

Based on the Company’s consolidation analysis, which was performed in accordance with ASC 810 as described in the “Variable Interest Entities” section of Note 2 – Summary of Significant Accounting Policies, management has determined that the Company is the primary beneficiary of the ON3 DST. Accordingly, the Company has consolidated the ON3 DST. As of September 30, 2024, the Company’s ownership interest in the ON3 DST was 10% and other parties’ interest was 90%. The other parties’ total ownership interest of $55,415,150 has been recorded as a component of Non-controlling interests in subsidiaries on the Company’s consolidated balance sheet as of September 30, 2024.

Non-controlling interest in West End DST

Based on the Company’s consolidation analysis, which was performed in accordance with ASC 810 as described in the “Variable Interest Entities” section of Note 2 – Summary of Significant Accounting Policies, management has determined that the Company is the primary beneficiary of the West End DST. Accordingly, the Company has consolidated the West End DST. As of September 30, 2024, the Company's ownership interest in the West End DST was 10% and other parties' interest was 90%. The other parties' total ownership interest of $35,771,102 has been recorded as a component of Non-controlling interests in subsidiaries on the Company's consolidated balance sheet as of September 30, 2024.

In connection with the acquisition of the West End Property, a wholly owned subsidiary of the Operating Partnership entered a joint venture (the “West End MT JV”) between the wholly owned subsidiary of the Operating Partnership and affiliates of BH. As of September 30, 2024, the Company’s ownership interest in the West End MT JV was 90% and BH’s interest was 10%. BH’s total ownership interest of $35,775 has been recorded as a component of Non-controlling interests in subsidiaries on the Company’s consolidated balance sheet as of September 30, 2024.

Non-controlling interest in Palms DST

Based on the Company’s consolidation analysis, which was performed in accordance with ASC 810 as described in the “Variable Interest Entities” section of Note 2 – Summary of Significant Accounting Policies, management has determined that the Company is the primary beneficiary of the Palms DST. Accordingly, the Company has consolidated the Palms DST. As of September 30, 2024, the Company's ownership interest in the Palms DST was 10% and other parties' interest was 90%. The other parties' total ownership interest of $25,755,866 has been recorded as a component of Non-controlling interests in subsidiaries on the Company's consolidated balance sheet as of September 30, 2024.

In connection with the acquisition of the Palms Property, a wholly owned subsidiary of the Operating Partnership entered a joint venture (the “Palms MT JV”) between the wholly owned subsidiary of the Operating Partnership and affiliates of CAF. As of September 30, 2024, the Company's ownership interest in the Palms MT JV was 100% and CAF no longer has interest in the Palms MT JV.

Non-controlling interest in Pearland DST

Based on the Company's consolidation analysis, which was performed in accordance with ASC 810 as described in the "Variable Interest Entities" section of Note 2 – Summary of Significant Accounting Policies, management has determined that the Company is the primary beneficiary of the Pearland DST. Accordingly, the Company has consolidated the Pearland DST. As of September 30, 2024, the Company's ownership interest in the Pearland DST was 5% and other parties' interest was 95%. The other parties' total ownership interest of $16,834,752 has been recorded as a component of Non-controlling interests in subsidiaries on the Company's consolidated balance sheet as of September 30, 2024.

In connection with the acquisition of the Pearland Property, a wholly owned subsidiary of the Operating Partnership entered a joint venture (the "Pearland MT JV") between the wholly owned subsidiary of the Operating Partnership and affiliates of CAF. As of September 30, 2024, the Company's ownership interest in the Pearland MT JV was 100% and CAF no longer has interest in the Pearland MT JV.

Operating Partnership Units non-controlling interest

On September 3, 2024, the Operating Partnership issued Class I Operating Partnership Units ("OP Units") to third party investors in exchange for a controlling interest of 100% in the WAG Portfolio DST.

The following table summarizes the number of Class I OP Units issued and outstanding to third-party investors:

	For the Nine Months Ended September 30,
	2024	2023
Balance at the beginning of the year	—	—
Issuance of Class I OP Units	761,971	—
Balance at the end of period	761,971	—

Note 10 – Related Party Transactions

Jointly Owned Investments

As of September 30, 2024 and December 31, 2023, the Company owned interests in ten jointly owned investments with some or all of the remaining interest held by affiliates of the Advisor. Subsequently after each acquisition, the interests held by the affiliates of the Advisor have been sold back to the Company or/and syndicated to third party investors through a private placement offering, The Company consolidates nine of these joint ventures as the primary beneficiary and accounts for the one remaining investment under the equity method of accounting. Refer to the “Variable Interest Entities” section of Note 2 – Summary of Significant Accounting Policies for further information on the Company’s VIE policy.

Keller Springs Restructuring

On July 24, 2024, the Company completed a series of transactions to transfer the Keller Property into the Keller DST, with the ability to syndicate out 95% of its interests to third-party investors. As of September 30, 2024, the Keller DST has syndicated out 21.22% of its interests to third-party investors.

CF WAG Portfolio DST

On September 3, 2024, the Operating Partnership issued 761,971 Class I OP Units in exchange for 100% of the equity interests of the CF WAG Portfolio DST. This acquisition included the transfer of management responsibilities for the portfolio from CFI to the Operating Partnership.

Fees and Expenses

The Company and the Advisor entered into an amended and restated advisory agreement, dated as of June 29, 2018, as amended by amendment no. 1 (“Amendment No. 1”) to amended and restated advisory agreement, dated and effective as of September 28, 2019 (the “Advisory Agreement”). On June 26, 2019, the Company’s board of directors approved the renewal of the Advisory Agreement upon terms identical to those in effect for an additional one-year term commencing on June 29, 2019 through June 29, 2020. The purpose of Amendment No. 1 was to amend the monthly asset management fee from one-twelfth of 1.25% of the cost of the Company’s investments at the end of the month to one-twelfth of 1.20% of the Company’s most recently disclosed NAV. On August 10, 2020, the Company entered into the Second Amended and Restated Advisory Agreement (the “Amended Advisory Agreement”) with the Advisor and the Operating Partnership. Under the Amended Advisory Agreement, acquisition and disposition fees, including specified property management and oversight fees and refinancing coordination fees, previously payable to the Advisor under the prior advisory agreement were eliminated, although the Advisor continues to be entitled to reimbursement for acquisition and disposition expenses. Under the Amended Advisory Agreement, the Advisor is paid a fixed asset management fee equal to 1.20% of NAV per annum payable monthly. Further, under the Amended Advisory Agreement, the 1% Cap for reimbursement is calculated based on 1% of gross offering proceeds from all of the Company’s public offerings (including the Initial Offering) as of such payment date. On each of August 10, 2024, 2023, 2022, and 2021, the Amended Advisory Agreement was renewed for an additional one-year term, upon terms identical to those in effect. Pursuant to the Amended Advisory Agreement, and subject to certain restrictions and limitations, the Advisor is responsible for managing the Company's affairs on a day-to-day basis and for identifying, originating, acquiring and managing investments on behalf of the Company. For providing such services, the Advisor receives the following fees and reimbursements from the Company.

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

As of September 30, 2024 and December 31, 2023, the Advisor had incurred $14,517,321 and $13,747,936, respectively, of O&O Costs (other than upfront selling commissions, dealer manager fees and distribution fees) on behalf of the Company. The amount of the Company’s obligation is limited to the 1% Cap less any reimbursement payments made by the Company to the Advisor for O&O Costs incurred. As of both September 30, 2024 and December 31, 2023, organizational costs of $90,675, were expensed and offering costs of $3,978,102, were charged to stockholders’ equity. As of both September 30, 2024 and December 31, 2023, the Company has made reimbursement payments of $4,068,777, to the Advisor for O&O Costs incurred. As of September 30, 2024, the Advisor has continued to pay all O&O Costs on behalf of the Company.

Asset Management Fees. Asset management fees are due to the Advisor. Asset management fees payable to the Advisor consist of monthly fees equal to one-twelfth of 1.20% of the Company’s most recently disclosed NAV.

For the nine months ended September 30, 2024, and September 30, 2023, the Company incurred asset management fees of $2,746,620 and $3,590,045, respectively, and for the three months ended September 30, 2024 and September 30, 2023, the Company incurred asset management fees of $853,122 and $1,160,138, respectively. The asset management fee related to the month of November and December 2023, and as of September 30, 2024, of $3,466,471 was unpaid as of September 30, 2024 and has been included within Due to related parties on the consolidated balance sheet. The amount of asset management fees incurred by the Company during the applicable period is included in the calculation of the limitation of operating expenses pursuant to the 2%/25% Guidelines (as defined and described below).

Other Operating Expenses. Effective April 1, 2018, the Advisory Agreement (i) includes limitations with regards to the incurrence of and additional limitations on reimbursements of operating expenses and (ii) clarifies the reimbursement and expense timing and procedures, including potential reimbursement of unreimbursed operating expenses.

Pursuant to the terms of the Advisory Agreement (which subsequently were incorporated into the Amended Advisory Agreement as defined above), the Company is obligated to reimburse the Advisor for certain operating expenses. Beginning October 1, 2018, the Company was subject to the limitation that it generally may not reimburse the Advisor for any amounts by which the total operating expenses at the end of the four preceding fiscal quarters exceeds the greater of (i) 2% of average invested assets (as defined in the Advisory Agreement) and (ii) 25% of net income other than any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of investments for that period (the “2%/25% Guidelines”). If the Company’s independent directors determine that all or a portion of such amounts in excess of the limitation are justified based on certain factors, the Company may reimburse amounts in excess of the limitation to the Advisor. In addition, beginning on October 1, 2018, the Company may request any operating expenses that were previously reimbursed to the Advisor in prior or future periods in excess of the limitation to be remitted back to the Company. As of September 30, 2024, the Company has reimbursed $6,305,141 of the operating expense reimbursement obligation to the Advisor and has accrued but not reimbursed $5,033,894 in operating expenses pursuant to the Advisory Agreement, which represents the current operating expense reimbursement obligation to the Advisor.

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

As of September 30, 2024, the total amount of unreimbursed operating expenses was $17,035,903. This includes operating expenses incurred by the Advisor on the Company’s behalf which have not been invoiced to the Company and also amounts invoiced to the Company by the Advisor but not yet reimbursed (“Unreimbursed Operating Expenses”). The amount of operating expenses incurred by the Advisor during the nine months ended September 30, 2024 and September 30, 2023 which were not invoiced to the Company amounted to $2,376,696 and $2,758,860, respectively.

Property Management Fees. The Company may engage the Advisor or an affiliate to serve as a property manager with respect to a particular property. The Company will pay the Advisor property management fees for such services. For the nine months ended September 30, 2024 and September 30, 2023, the Company incurred property management fees of $1,962,343 and $1,725,628, respectively, and for the three months ended September 30, 2024 and September 30, 2023, the Company incurred property management fees of $625,642 and $625,205, respectively. The property management fees incurred during the month of September 30, 2024 of $380,981 was unpaid as of September 30, 2024 and has been included within Due to related parties on the consolidated balance sheet.

Leasing Commissions. If the Advisor or an affiliate is the Company’s primary leasing agent, then the Company will pay customary leasing fees in amount that is usual and customary in that geographic area for that type of property. As of September 30, 2024 and December 31, 2023, no such amounts have been incurred by the Company.

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

As of September 30, 2024, the likelihood, probability and timing of each of the possible occurrences or events listed in the preceding sentences (i) and (ii) in the above paragraph are individually and collectively uncertain. Additionally, whether or not the Company will have fully invested the proceeds from Initial Offering and also whether the Company’s stockholders will have received, or are deemed to have received, in the aggregate, cumulative distributions equal to their invested capital plus a 6% cumulative, non-compound annual pre-tax return on such invested capital at the time of any such occurrence or event is also uncertain. As of both September 30, 2024 and December 31, 2023, CFI has paid Sponsor Support totaling $5,374,526, which will be subject to reimbursement by the Company to CFI in the event of these highly conditional circumstances.

The following summarizes the fees payable to the Dealer Manager:

Distribution Fees. Under the Dealer Manager Agreements, distribution fees are payable to the Dealer Manager with respect to the Company’s Class TX Shares, Class T Shares, Class S Shares and Class D Shares, all or a portion of which may be re-allowed by the Dealer Manager to participating broker-dealers. Under the Dealer Manager Agreement for the Initial Offering, the distribution fees for Class TX Shares accrue daily and are calculated on outstanding Class TX Shares issued in the Primary Offering in an amount equal to 1.0% per annum of (i) the gross offering price per Class TX Share in the Primary Offering, or (ii) if the Company is no longer offering Class TX Shares in a public offering, the most recently published per share NAV of Class TX Shares. Under the Dealer Manager Agreements for the Follow-On Offering and the Third Offering, the Company has agreed to pay the Dealer Manager (a) with respect to the Class T Shares and Class S Shares, a distribution fee in an annual amount equal to 0.85% of the aggregate NAV of the outstanding Class T Shares and Class S Shares, as applicable, and (b) with respect to the Class D Shares, a distribution fee in an annual amount equal to 0.25% of the aggregate NAV of the outstanding Class D Shares. The distribution fees are payable monthly in arrears and are paid on a continuous basis from year to year. During the nine months ended September 30, 2024 and September 30, 2023, the Company paid distribution fees of $231,986 and $338,998, respectively. As of September 30, 2024 and December 31, 2023, the Company has incurred a liability of $23,226 and $34,208, respectively, which is included within Due to related parties on the consolidated balance sheets, $21,686 and $27,071, respectively, of which was due as of September 30, 2024 and December 31, 2023 and paid during October 2024 and January 2024, respectively.

Selling Commissions. Selling commissions payable to the Dealer Manager in the Initial Offering consisted of (i) up to 1% of gross offering proceeds paid by CFI for Class AX Shares and Class TX Shares and, (ii) up to 5% and 2% of gross offering proceeds from the sale of Class AX Shares and Class TX Shares, respectively. No selling commissions were payable with respect to Class IX Shares. Selling commissions in the Follow-On Offering and Third Offering consist of 3% and 3.5% of gross offering proceeds from the sale of Class T Shares and Class S Shares, respectively. All or a portion of such selling commissions may be re-allowed to participating broker-dealers. No selling commissions will be payable with respect to Class D and Class I shares. For the nine months ended September 30, 2024 and the year ended December 31, 2023, the Company incurred $44,739 and $187,518 of selling commissions, respectively, which is included within Additional paid-in capital on the consolidated balance sheets. At both September 30, 2024 and December 31, 2023, $1,182,925 of Sponsor Support, has been recorded and has been reimbursed by CFI. No Sponsor Support payment was due at September 30, 2024, as Sponsor Support ended with the termination of the Primary Offering.

Dealer Manager Fees. Dealer manager fees payable to the Dealer Manager in the Initial Offering consisted of up to 3.0% of gross offering proceeds from the sale of Class AX Shares and Class TX Shares sold in the Primary Offering and up to 1.5% of gross offering proceeds from the sale of Class IX Shares sold in the Primary Offering, all of which were paid by CFI. A portion of such dealer manager fees may be re-allowed to participating broker-dealers as a marketing fee. Dealer Manager fees payable to the Dealer Manager in the Follow-On Offering and Third Offering consist of up to 0.5% of gross offering proceeds from the sale of Class T Shares sold in the primary portion of the Follow-On Offering and Third Offering. No dealer manager fees will be payable with respect to Class S Shares, Class D Shares and Class I Shares. For the nine months ended September 30, 2024 and the year ended December 31, 2023, the Company recorded $10,049 and $32,387 of dealer manager fees, respectively, which is included within Additional paid-in capital on the consolidated balance sheets. As of both September 30, 2024 and December 31, 2023, all of the Sponsor Support related to dealer manager fees has been recorded and $4,191,601, has been reimbursed by CFI. No Sponsor Support payment was due at September 30, 2024, as Sponsor Support ended with the termination of the Primary Offering.

The following table summarizes the above mentioned fees and expenses incurred by the Company and amounts of investment funding due by the Company for the nine months ended September 30, 2024:

		Due to related parties as of	Nine months ended September 30, 2024		Due to related parties as of
Type of Fee or Reimbursement	Financial Statement Location	December 31, 2023	Incurred	Paid	September 30, 2024
Management Fees
Asset management fees	Management fees	$719,851	$2,746,620	$—	$3,466,471
Property management and oversight fees	Management fees	80,762	1,962,343	1,662,124	380,981
Organization, Offering and Operating Expense Reimbursements
Operating expenses(1)	General and administrative expenses	4,245,085	—	—	4,245,085
Expense reimbursement(2)	Cash and Cash Equivalents	393,887	2,578,115	—	2,972,002
Offering costs(3)	Additional paid-in capital	—	—	—	—
Commissions and Fees
Selling commissions and dealer manager fees, net	Additional paid-in capital	—	54,789	54,789	—
Distribution fees(4)	Additional paid-in capital	34,208	221,004	231,986	23,226
Investment Funding
Distribution due	Additional paid-in capital	202,430	—	202,430	—
Application fee reimbursement(5)	Investment in real estate, net	100,000	—	—	100,000
Good faith deposit reimbursement(6)	Investment in real estate, net	—	670,000	—	670,000
Membership interest purchase reimbursement(7)	Additional paid-in capital	—	119,384		119,384
Total		$5,776,223	$8,352,255	$2,151,329	$11,977,149

Note: (1) As of September 30, 2024, the Advisor has incurred, on behalf of the Company, a total of $17,035,903 in Unreimbursed Operating Expenses, including a total of $2,376,696 for the nine months ended September 30, 2024 for which the Advisor has not invoiced the Company for reimbursement. The total amount of Unreimbursed Operating Expenses may, in future periods, be subject to reimbursement by the Company pursuant to the terms of the Advisory Agreement.

(2) Reflects amounts owed to CFI from the Company in relation to real estate tax payments for the West End Property, the Pearland Property, and the Palms Property and insurance payments for the Fisher Road Property.

(3) As of September 30, 2024, the Advisor has incurred, on behalf of the Company, a total of $14,517,321 of O&O Costs, of which the Company’s obligation is limited to $0, pursuant to the 1% Cap.

(4) The incurred amount reflects the change in accrual.

(5) Reflects amounts owed to CFI from the Company in relation to the loan application deposit for the ON3 Property.

(6) Reflects a good faith deposit owed to CFI in connection with the Keller Property loan refinance.

(7) Reflects amounts owed to CFI in connection with the Summerfield MT JV remaining interest purchase on behalf of CFIT.

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

As of September 30, 2024, CFI has invested $6,650,001 in the Company through the purchase of 262,262 shares (8,180 Class AX Shares for an aggregate purchase price of $200,001, 183,157 Class IX Shares for an aggregate purchase price of $4,582,280, and 70,925 Class I Shares for an aggregate purchase price of $1,867,720). CFI purchased 125,157 of the Class IX Shares in the amount of $3,132,280 pursuant to the Distribution Support Agreement, which provided that in certain circumstances where the Company’s cash distributions exceed the Company’s modified funds from operations, CFI will purchase up to $5.0 million of Class IX Shares (including the $2.0 million of shares purchased in order to satisfy the Minimum Offering Requirement) at the then current offering price per Class IX Share net of dealer manager fees to provide additional cash to support distributions to the Company’s stockholders. On August 10, 2020, the Company and CFI entered into the Amended Distribution Support Agreement to ensure that the Company has a sufficient amount of funds to pay cash distributions to stockholders during the Follow-On Offering. CFI purchased 70,925 of the Class I Shares in the amount of $1,867,720 pursuant to the Amended Distribution Support Agreement, which provides that in the event that cash distributions exceed MFFO, CFI will purchase Class I Shares from the Company in the Follow-On Offering in an amount equal to the distribution shortfall, up to $5 million (less the $2.0 million of shares purchased by CFI in order to satisfy the Minimum Offering Requirement and any shares purchased by CFI pursuant to the Distribution Support Agreement in the Initial Offering). CFI has fulfilled its remaining obligation pursuant to the Amended Distribution Support Agreement in the second quarter of 2022 and CFI has no remaining obligation pursuant to the Amended Distribution Support Agreement.

Sponsor Support

The Company’s sponsor, CFI, is a Delaware limited liability company and an affiliate of CFLP. CFI has paid a portion of selling commissions and all of the dealer manager fees, up to a total of 4% of gross offering proceeds from the sale of Class AX Shares and Class TX Shares, as well as 1.5% of gross offering proceeds from the sale of Class IX Shares, incurred in connection with the Initial Offering. The Company will reimburse such expenses (i) immediately prior to or upon the occurrence of a liquidity event, including (A) the listing of the Company’s common stock on a national securities exchange or (B) a merger, consolidation or a sale of substantially all of the Company’s assets or any similar transaction or any transaction pursuant to which a majority of the Company’s board of directors then in office are replaced or removed, or (ii) upon the termination of the Amended Advisory Agreement by the Company or by the Advisor. In each such case, the Company only will reimburse CFI after the Company has fully invested the proceeds from the Initial Offering and the Company’s stockholders have received, or are deemed to have received, in the aggregate, cumulative distributions equal to their invested capital plus a 6% cumulative, non-compounded annual pre-tax return on such invested capital. As of September 30, 2024, CFI has paid Sponsor Support totaling $5,374,526.

Note 11 - Variable Interest Entities

As of September 30, 2024 and December 31, 2023, certain VIEs have been identified. In regard to the Company’s investment in the SF Property, the Keller Property, the Summerfield Property, the Valencia Property, the Kacey Property, the Net Lease DST, the Industry Property, the Longmire Property, the ON3 Property, the West End Property, the Palms Property, and the Pearland Property, the Company has determined itself to be the primary beneficiary because the Company has a significant variable interest in and control over the SF Property, Keller Property, and a controlling interest in the Summerfield Property, the Valencia Property, the Kacey Property, the Net Lease DST, the Industry Property, the Longmire Property, the ON3 Property, the West End Property, the Palms Property, and the Pearland Property. Therefore, the Company has consolidated the SF Property, the Keller Property, the Summerfield Property, the Valencia Property, the Kacey Property, the Net Lease DST, the Industry Property, the Longmire Property, the ON3 Property, the West End Property, the Palms Property, and the Pearland Property. In regard to the Company’s investment in the Station DST, the Company has determined itself not to be the primary beneficiary, because the Company does not have a significant variable interest in and control over the Station DST. Therefore, the Company has not consolidated the Station DST. The Company’s maximum exposure to loss from its interest in an unconsolidated VIE as of September 30, 2024 is $5,688,373 related to its investment in a real estate-related asset, the Station DST. Refer to Note 6 - Investments in Real Estate-Related Assets for additional information.

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

For lessees, the lease accounting standard ASC 842, Leases requires the lessee to recognize the assets and liabilities that arise from the leases. A lessee can classify a lease as either a finance lease or operating lease based on meeting certain criteria under ASC 842. In connection with the accounting standard, the Company is required to determine the incremental borrowing rate that is used as the discount rate in calculating the present value of lease payments for the duration of the lease term to measure the lease asset, Right-of-Use Asset (“ROU”) and lease liability. Given the extended lease term, estimating the incremental borrowing rate requires significant judgment from the Company. The Company has determined that the two ground leases qualify as operating leases. As of September 30, 2024 and December 31, 2023, the Company has $16,230,541 and $16,297,074 of ROU, respectively, and $16,230,541 and $16,297,074 lease liability, respectively. Under this guidance, for the nine months ended September 30, 2024 and September 30, 2023, the Company has recognized lease expense of $581,084 and $542,740, respectively, and is included within the accompanying consolidated statements of operations. For the three months ended September 30, 2024 and September 30, 2023, the Company has recognized lease expense of $193,695 and $188,217, respectively, and is included within the accompanying consolidated statements of operations.

The following table reflects the base cash rental payments due from the Company as of September 30, 2024:

Year	Future Base Rent Payments
2024 (remaining)	163,300
2025	653,198
2026	653,198
2027	653,198
2028	653,198
Thereafter	34,593,956
Total	$37,370,048

Litigation and Regulatory Matters

As of September 30, 2024 and December 31, 2023, the Company was not subject to litigation nor was the Company aware of any litigation pending against it. The Company has entered into customary guaranty agreements (the “Guaranty Agreements”) in connection with the financing of certain specific investments, including the acquisition of the GR Property, the FM Property, the Buchanan Property, the CO Property, and the Summerfield Property, as further described in Note 8 — Loans Payable. Pursuant to the Guaranty Agreements, the Company has guaranteed any losses or liabilities that the lenders may incur as a result of the occurrence of certain enumerated bad acts as defined in the Guaranty Agreements. The Company has also guaranteed the repayment of obligations and indebtedness due to the lenders upon the occurrence of certain enumerated events as defined in the Guaranty Agreements. Additionally, in regard to the GR Property, the FM Property, the Buchanan Property, the CO Property, and the Summerfield Property, the Company has also agreed to indemnify the lenders against certain environmental liabilities.

As of September 30, 2024, the Company’s liability under these arrangements is not quantifiable and the potential for the Company to be required to make payments under the Guaranty Agreements is remote. Accordingly, no contingent liability is recorded in the Company’s unaudited consolidated balance sheet for these arrangements.

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

The following describes the methods the Company uses to estimate the fair value of the Company’s financial assets and liabilities:

Investment in real estate, net — The fair value is estimated by utilizing the income approach to value, using a direct capitalization analysis and discounted cash flow analysis, as well as a sales comparison approach where deemed applicable. As of September 30, 2024 and December 31, 2023, the estimated fair value of the Company’s Investment in real estate, net was $1,040,980,000 and $1,013,298,000, respectively.

In connection with the acquisition of CF WAG Portfolio DST, the fair value was estimated by utilizing the income approach to value, using a direct capitalization analysis and discounted cash flow analysis, as well as a sales comparison approach where deemed applicable. As of September 30, 2024, the estimated fair value of the Company's investment in CF WAG Portfolio DST was $42,179,905.

Investments in real estate-related assets —The fair value of the Pennsylvania SPE and the Illinois SPE is estimated by discounting the expected cash flows based on the market interest and preferred return rates for similar loans and preferred equity investments to the Company’s investments. The fair value of the Company’s interest in the Station DST was based upon the Station DST Property appraisal, the fair market value of the mortgage loan encumbering the Station DST Property as of September 30, 2024, and the other tangible assets and liabilities of the Station DST such as cash and reserves, each reflecting the Company’s ownership interest in the Station DST (15%). As of September 30, 2024 and December 31, 2023, the estimated fair value of the Company’s Investments in real estate-related assets was $31,047,523 and $33,609,600, respectively. The Company has not elected the fair value option to account for its Investments in real estate-related assets.

Investment in debt securities, at fair value — The Company has measured its investment in debt securities at fair value. The fair value of the CMBS is estimated using third-party broker-dealer quotations, reported trades or valuation pricing estimates from their internal pricing models to determine the reported price. The pricing service providers' internal models for securities such as real estate debt generally consider the attributes applicable to a particular class of the security (e.g., credit rating, seniority), current market data, estimated cash flows for each security, and collateral performance, as applicable. As of September 30, 2024 and December 31, 2023, the estimated fair value of these debt securities was $0 and $9,219,200, respectively, and were classified within Level 2 of the fair value hierarchy.

Loans payable —The fair value is estimated by discounting the expected cash flows based on estimated borrowing rates available to the Company as of the measurement date. The current period liabilities’ carrying and fair values exclude net deferred financing costs. These financial instruments are valued using Level 2 inputs. As of September 30, 2024 and December 31, 2023, the estimated fair value of the Company’s loans payable was $542,017,734 and $470,173,327, respectively (excluding deferred financing costs). The Company has not elected the fair value option, and as such has accounted for its debt using the amortized cost method.

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

Additionally, in conjunction with the Keller Loan, the Company entered into an interest rate cap agreement for a notional amount of $31,277,000. See Note 8 – Loans Payable for further details. The fair value of this interest rate cap is $227,600 and is included with other assets on the consolidated balance sheet as of September 30, 2024.

The table below presents the fair value of the Company’s derivative financial instrument as well as its classification on the consolidated balance sheet as of September 30, 2024, and December 31, 2023:

	Balance Sheet Location	September 30, 2024	December 31, 2023
Derivatives designated as hedging instruments:
Interest rate “pay-fixed” swap	Derivative assets, at fair value	$6,285,304	$7,556,416

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

The changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive loss (“AOCI”) and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the nine months ended September 30, 2024 and September 30, 2023, an amount of $1,671,226 and $1,430,876, respectively, was reclassified into earnings and has been recorded within Interest expense in the accompanying consolidated statement of operations. During the three months ended September 30, 2024 and September 30, 2023, an amount of $560,602 and $534,919, respectively, was reclassified into earnings and has been recorded within Interest expense in the accompanying consolidated statement of operations.

As of September 30, 2024 the Company had the following derivatives that were designated as cash flow hedges of interest rate risk:

	September 30, 2024
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

During the nine months ended September 30, 2024 and September 30, 2023, the Company recorded a loss on derivatives not designated as hedges of $551,543 and $667,574, respectively, within Interest expense in the accompanying consolidated statement of operations. During the three months ended September 30, 2024 and September 30, 2023, the Company recorded a loss on derivatives not designated as hedges of $311,508 and $294,380, respectively, with Interest expense in the accompanying consolidated statement of operations.

The following table details the Company’s interest rate derivative not designated as a hedge:

	September 30, 2024
Interest Rate Derivative	Number of Instruments	Notional Amount
Interest Rate Cap	1	$31,277,000

Credit Risk-Related Contingent Features

The agreements the Company has with the Company’s derivative counterparties contain cross-default provisions that could trigger a declaration of default on the Company’s derivative obligations if the Company defaults, or is capable of being declared in default, on certain of the Company’s indebtedness. At September 30, 2024, the Company had not been declared in default on any of its derivative obligations. The estimated fair value of the Company’s derivatives in a net asset position was $6,512,904 at September 30, 2024. The estimated fair value of the Company’s derivatives in a net asset position was $7,878,227 at December 31, 2023.

Note 16 – Subsequent Events

Keller DST Syndication

Subsequent to September 30, 2024, the Keller DST has syndicated out 95% of its interests to third-party investors.

Dispositions

On October 25, 2024, the Company disposed of its investments in the PA Property and IL Property at their most recent valuations resulting in net proceeds of approximately $21.3 million.

Citizens Facility Paydown

On October 29, 2024, the Company reduced its Citizens Facility balance by $31 million. The amounts outstanding are approximately $61.2 million.

Common Stock Repurchases

Subsequent to September 30, 2024, the Company received and completed 228 eligible repurchase requests for a total of 277,629 shares in the amount of $5,593,438.

Status of the Offerings

As of November 8, 2024, the Company had 12,945,658 shares of its common stock outstanding (consisting of 3,644,132 Class AX Shares, 6,050 Class TX Shares, 1,157,022 Class IX Shares, 1,467,649 Class T Shares, 7,082 Class S Shares, 587,594 Class D Shares, and 6,076,129 Class I Shares) in the Offerings resulting in aggregate net proceeds of $330,064,794 to the Company as payment for such shares.

Distributions

As authorized by the board of directors of the Company, on October 4, 2024 the Company declared the following distributions for each class of the Company’s common stock as rounded to the nearest four decimal places ($1.55 on an annual basis):

September Gross Distribution
Class I Shares	0.1270
Class D Shares	0.1270
Class S Shares	0.1270
Class T Shares	0.1270
Class IX Shares	0.1270
Class AX Shares	0.1270
Class TX Shares	0.1270
Class I Operating Partnership Units	0.1270

The net distributions for each class of common stock (which represents the gross distributions described above less any distribution fee for the applicable class of common stock as described in the Company’s applicable prospectus) and Class I operating partnership units are payable to stockholders of record immediately following the close of business on September 30, 2024 and was paid on or about October 7, 2024. These distributions will be paid in cash or reinvested in shares of the Company’s common stock for stockholders participating in the Company’s distribution reinvestment plan. Some or all of the cash distributions may be paid from sources other than cash flow from operations.

As authorized by the board of directors of the Company, on November 8, 2024 the Company declared the following distributions for each class of the Company’s common stock as rounded to the nearest four decimal places ($1.55 on an annual basis):

October Gross Distribution
Class I Shares	0.1313
Class D Shares	0.1313
Class S Shares	0.1313
Class T Shares	0.1313
Class IX Shares	0.1313
Class AX Shares	0.1313
Class TX Shares	0.1313
Class I Operating Partnership Units	0.1313

The net distributions for each class of common stock (which represents the gross distributions described above less any distribution fee for the applicable class of common stock as described in the Company’s applicable prospectus) and Class I operating partnership units are payable to stockholders of record immediately prior to the close of business on October 31, 2024 and was paid on or about November 8, 2024. These distributions will be paid in cash or reinvested in shares of the Company’s common stock for stockholders participating in the Company’s distribution reinvestment plan. Some or all of the cash distributions may be paid from sources other than cash flow from operations.

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

Forward-Looking Statements

This Form 10-Q contains "forward-looking statements," as that term is defined under the Private Securities Litigation Reform Act of 1995 ("PSLRA"), Section 27A of the Securities Act of 1933, as amended, and section 21E of the Exchange Act. Forward-looking statements include statements about the Company’s business, including, in particular, statements about the Company’s plans, strategies and objectives. You can generally identify forward-looking statements by the Company’s use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue” or other similar words. These statements include the Company’s plans and objectives for future operations, including plans and objectives relating to future growth and availability of funds, and are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to these statements involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to accurately predict and many of which are beyond the Company’s control. Although the Company believes the assumptions underlying the forward-looking statements, and the forward-looking statements themselves, are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that these forward-looking statements will prove to be accurate and the Company’s actual results, performance and achievements may be materially different from that expressed or implied by these forward-looking statements. The Company intends that all forward-looking statements be subject to the safe-harbor provisions of the PSLRA. In light of the significant uncertainties inherent in these forward-looking statements, the inclusion of this information should not be regarded as a representation by the Company or any other person that the Company’s objectives and plans, which the Company considers to be reasonable, will be achieved.

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

As of November 8, 2024, the Company had sold 3,644,132 Class AX shares, 6,050 Class TX shares, 1,157,022 Class IX shares, 1,467,649 Class T shares, 587,594 Class D shares, 7,082 Class S shares, and 6,076,129 Class I shares of common stock in the Primary Offering and the primary portion of the Follow-on Offering, as well as 503,514 Class AX shares, 127,718 Class TX shares, 139,293 Class IX shares, 61,066 Class T shares, 31,036 Class D shares, 318 Class S shares, and 303,840 Class I shares in the DRP for aggregate net proceeds of $330,064,794 in the Initial Offering, the Follow-On Offering, and the Third Offering (collectively, the “Offerings”).

Prior to the commencement of the Follow-On Offering, the Company determined its net asset value as of the end of each quarter. Net Asset Value (“NAV”), as defined, is calculated consistent with the procedures set forth in the Company’s prospectus and excludes any organization and offering expenses paid by the Advisor on the Company’s behalf (other than selling commissions, dealer manager fees and distribution fees) (“O&O Costs”), with such costs to be reflected in the Company’s NAV to the extent the Company reimburses the Advisor for these costs. Upon commencement of the Follow-On Offering, the Company started determining its NAV on a monthly basis, beginning with the determination of NAV as of July 31, 2020. As of September 30, 2024, the Company’s NAV was $20.15 per Class AX share, Class IX share and Class I share, $20.14 per Class D share, $20.13 per Class TX share, Class T share and Class S share, and $20.15 per Class I OP units. For further discussion of the Company’s NAV calculation, please see “—Net Asset Value”.

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

As of September 30, 2024, the Company had made the following investments:

•
A retail property located in Grand Rapids, Michigan (the “GR Property”).
•
An office property located in Fort Mill, South Carolina (the “FM Property”).
•
An office property located in Columbus, Ohio (the “CO Property”).
•
A flex industrial property located in Lewisville, TX (the “Lewisville Property”).
•
A controlling interest in a Delaware Statutory Trust, CF Net Lease Portfolio IV DST (the "Net Lease DST"), which owns seven properties (individually, a "Net Lease DST Property" and collectively the "Net Lease DST Properties").
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
•
A controlling interest of (78.78%) in a Delaware Statutory Trust, CF Keller Springs Multifamily DST (the "Keller DST"), located in Carrolton, Texas (the “Keller Property”).
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
•
A controlling interest in a Delaware Statutory Trust, CF WAG Portfolio DST (the "WAG Portfolio DST"), which owns eight properties (individually, a "WAG Portfolio Property" and collectively the "WAG Portfolio Properties").

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

Operating Highlights

Third Quarter of 2024 Activity

•
Raised 177,550 shares of common stock in the Offerings for gross proceeds of approximately $4 million. Repurchased 704,832 shares of common stock in the Offerings for gross proceeds of approximately $15 million.
•
On September 3, 2024, the Operating Partnership issued Class I OP Units in exchange for a controlling interest of 100% in the WAG Portfolio Property.
•
On July 22, 2024, the Company, through the Operating Partnership, acquired the remaining interest in the Keller Property for $1,430,000. Additionally, on July 24, 2024 the Keller Property was transferred into the Keller DST as a part of larger restructuring. To refinance the existing loan, the Keller DST entered into a new loan agreement with Insurance Strategy Funding Corp. LLC for $33,500,000 with the proceeds used to pay off the original loan on the Keller Property.

Portfolio Information

As of September 30, 2024, the Company owned interests in 34 real properties and a plot of land as described below:

Portfolio	Ownership Percentage	Location	Number of Properties	Square Feet/ Acre	Remaining Lease Term(1)	Annualized Rental Income(3)	Acquisition Date	Purchase Price(4)
Walgreens Grand Rapids ("GR Property")	100%	Grand Rapids, MI	1	14,552	12.8 years(2)	$500,000	July 2017	$7,936,508
CF Net Lease Portfolio IV DST ("Net Lease DST Properties")	0%	Various	7	103,537	12.2 years(2)	$2,465,853	September 2017	$35,706,642
Daimler Trucks North America Office Building ("FM Property")	100%	Fort Mill, SC	1	150,164	4.3 years	$2,670,638	February 2018	$40,000,000
Alliance Data Systems Office Building ("CO Property")	100%	Columbus, OH	1	241,493	8.0 years	$3,362,844	July 2018	$46,950,000
Hoya Optical Labs of America ("Lewisville Property")	100%	Lewisville, TX	1	89,473	3.8 years	$937,060	November 2018	$14,120,000
Williams Sonoma Office Building ("SF Property")	75%	San Francisco, CA	1	13,907	0.0 years(6)	$0	September 2019	$11,600,000
Martin Brower Industrial Buildings ("Buchanan Property")	100%	Phoenix, AZ	1	93,302	7.5 years	$1,083,444	November 2019	$17,300,000
Multifamily Residential Property ("Keller Property")	78.78%	Carrolton, TX	1	255,627	multiple(5)	$5,638,361	February 2021	$56,500,000
Multifamily Residential Property ("Summerfield Property")	25%	Landover, MD	1	452,876	multiple(5)	$10,595,447	March 2021	$115,500,000
Amazon Last Mile Cleveland ("Madison Ave Property")	100%	Cleveland, OH	1	168,750	6.5 years	$1,555,254	May 2021	$30,800,000
Valencia California ("Valencia Property")	10%	Santa Clarita, CA	1	180,415	11.3 years	$5,323,193	July 2021	$92,000,000
De Anza Plaza Office Buildings ("De Anza Property")	100%	Cupertino, CA	1	83,959	6.8 years	$4,206,056	July 2021	$63,750,000
Multifamily Residential Property ("Kacey Property")	10%	Kingwood, TX	1	296,991	multiple(5)	$5,341,050	November 2021	$67,000,000
Multifamily Residential Property ("Industry Property")	10%	Columbus, OH	1	187,678	multiple(5)	$4,772,799	December 2021	$81,000,000
Mars Petcare Dry/Cold Storage Facility ("Fisher Road Property")	100%	Columbus, OH	1	465,256	2.7 years	$2,984,877	March 2022	$58,000,000
Multifamily Residential Property ("Longmire Property")	96.46%	Conroe, TX	1	231,720	multiple(5)	$3,211,114	April 2022	$43,400,000
Office Tower ("ON3 Property")	10%	Nutley, NJ	1	332,818	14.3 years	$7,245,828	April 2022	$131,667,000
Multifamily Residential Property ("West End Property")	10%	Lenexa, KS	1	299,813	multiple(5)	$5,166,260	August 2022	$69,375,000
Multifamily Residential Property ("Palms Property")	10%	Houston, TX	1	222,672	multiple(5)	$4,010,775	August 2022	$48,000,000
Land ("Mount Comfort Land")	100%	Greenfield, IN	0	1 - acre	11.5 years	$53,140	October 2022	$445,000
Multifamily Residential Property ("Pearland Property")	5%	Pearland, TX	1	219,624	multiple(5)	$4,383,498	June 2023	$40,500,000
CF WAG Portfolio DST ("WAG Portfolio Properties")	100%	Various	8	118,339	12.2 years	$2,900,097	September 2024	$42,000,000
(1)
Reflects number of years remaining until the tenant’s first termination option.
(2)
On March 9, 2021 the tenant (Walgreens) of the Net Lease DST waived the lease termination option and extended the first-term maturity by five years to November 30, 2036. On March 14, 2022 the tenant (Walgreens) of the GR Property SPE waived the lease termination option and extended the non-cancelable term of the lease by five years to July 31, 2037.
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
(6)
The lease with William Sonoma expired on December 31, 2021. As of September 30, 2024, the SF Property is vacant.

As of September 30, 2024, lease expirations related to the Company’s net lease portfolio of real estate assets, (excluding the SF Property), based on each asset’s fair value used in determining the Company's NAV, were as follows:

•
2024 – 0.0%
•
2025 – 0.0%

•
2026 – 0.0%
•
2027 – 16.5%
•
2028 – 15.3%
•
2029 – 0.0%
•
2030 – 0.0%
•
2031 – 26.7%
•
2032 – 20.4%
•
2033 – 0.0%
•
After 2034 – 21.1%

As of September 30, 2024, the industry concentration of the Company’s portfolio of real estate assets, based on each asset’s fair value used in determining the Company's NAV, was as follows:

•
Multifamily – 31.2%
•
Single Tenant Office – 29.1%
•
Single Tenant Industrial – 28.5%
•
Single Tenant Life Sciences – 1.6%
•
Single Tenant Necessity Retail – 9.6%

As of September 30, 2024, the geographic concentration of the Company’s portfolio of real estate assets, based on each asset’s fair value used in determining the Company's NAV, was as follows:

•
Texas – 26.4%
•
Ohio – 26.1%
•
California – 13.7%
•
South Carolina – 6.3%
•
Wisconsin – 6.1%
•
Maryland – 5.6%
•
Arizona – 5.2%
•
Other – 10.6%

As of September 30, 2024, the investment type concentration of the Company’s portfolio of real estate assets, based on each asset’s fair value used in determining the Company's NAV, was as follows:

•
Common Equity – 95.4%
•
Mezzanine Loan – 2.4%
•
Preferred Equity – 2.2%

As of September 30, 2024, the maturity concentration of debt secured by the Company's portfolio of real estate assets (including the Company's credit facility, which makes up all debt maturing in 2024 – 2025, and has a one-year extension option), based on principal balances and adjusted for ownership percentage, was as follows:

•
2024 – 0.0%
•
2025 – 33.7%
•
2026 – 10.3%
•
2027 – 1.7%
•
2028 – 8.1%
•
2029 – 0.0%

•
2030 – 3.4%
•
2031 – 22.3%
•
2032 – 20.1%
•
2033 – 0.4%
•
After 2034 – 0.0%

As of September 30, 2024, the weighted average lease term remaining of the Company’s portfolio of real estate assets (excluding multifamily, mezzanine and preferred equity investments), based on each asset’s fair value used in determining the Company's NAV, was 7.1 years.

As of September 30, 2024, the weighted average occupancy of the Company’s portfolio of real estate assets, based on each asset’s fair value used in determining the Company's NAV, was 96.5%. For the Company's industrial, retail and office investments, occupancy includes all leased square footage as of the date indicated. For the Company's multifamily investments, occupancy is defined as the percentage of units occupied on the date indicated.

As of September 30, 2024, the Company owned the preferred equity investment described below:

Portfolio	Original Investment Amount	Preferred Return	Number of Properties	Square Feet	Lease Expiration Date	Acquisition Date	Tenant Renewal Options
Denver, PA— Pref Equity Investment	$11,805,000	Ranging from 7.75% in 2019 to 8.74% in 2028	1	1,539,407	January 31, 2039	January 2019	9 extension options for 5 years each

As of September 30, 2024, the Company owned the mezzanine loan investment described below:

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

Results of Operations

Rental Revenues

For the three months ended September 30, 2024 and September 30, 2023, the Company earned rental revenues of $18,285,026 and $18,317,618, respectively. For the nine months ended September 30, 2024 and September 30, 2023, the Company earned rental revenues of $54,400,509 and $52,668,092, respectively.

The Company’s rental revenues consist primarily of rental income from triple net leased commercial properties and multifamily properties. The decrease in rental revenues of $32,592 and increase of $1,732,417 for the three and nine months ended September 30, 2024, respectively, as compared to the three and nine months ended September 30, 2023, was primarily due to an increase in rent expense in connection with the DeAnza Property ground lease for the three months ended September 30, 2024 and an increase in rent from rental income-producing properties for the nine months ended September 30, 2024.

Preferred Return Income

For the three months ended September 30, 2024 and September 30, 2023, the Company earned preferred return income of $250,397 and $247,079, respectively. For the nine months ended September 30, 2024 and September 30, 2023, the Company earned preferred return income of $745,748 and $733,179, respectively.

The Company’s preferred return income consists of preferred return accrued on the Company’s investment in the Pennsylvania SPE. The increase in preferred return income of $3,318 and $12,569 for the three and nine months ended September 30, 2024, as compared to the three and nine months ended September 30, 2023, was due to the increase of rate of return of the Pennsylvania SPE.

Income from mezzanine loan investment

For the three months ended September 30, 2024 and September 30, 2023, the Company earned income from mezzanine loan investment of $267,153 and $263,614, respectively. For the nine months ended September 30, 2024 and September 30, 2023, the Company earned income from mezzanine loan investment of $795,461 and $782,052, respectively.

The Company’s income from mezzanine loan investment consists of interest income accrued on the Company’s investment in the Illinois SPE. The increase in income from mezzanine loan investment of $3,539 and $13,409, for the three and nine months ended September 30, 2024, as compared to the three and nine months ended September 30, 2023, was due to the increase of the interest rate of the Illinois SPE.

Other property operating revenues

For the three months ended September 30, 2024 and September 30, 2023, the Company earned other property operating revenues of $4,640,016 and $5,368,341, respectively. For the nine months ended September 30, 2024 and September 30, 2023, the Company earned other property operating revenues of $16,425,778 and $13,925,680, respectively.

Other property operating revenues consists of amounts received by the Company from the tenants of its properties for utilities and other amenities and for reimbursable expenses paid by the Company on behalf of the tenants in accordance with the provisions of the respective property leases. The decrease in other property operating revenues of $728,325 and increase of $2,500,098 for the three and nine months ended September 30, 2024, as compared to the three and nine months ended September 30, 2023, was primarily due to the periods decrease and increase in revenues from the income producing properties.

General and Administrative Expenses

For the three months ended September 30, 2024 and September 30, 2023, the Company incurred general and administrative expenses of $67,836 and $83,141, respectively. For the nine months ended September 30, 2024 and September 30, 2023, the Company incurred general and administrative expenses of $198,387 and $5,042,233, respectively.

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

The decrease in general and administrative expenses of $15,305 and $4,843,846 during the three and nine months ended September 30, 2024, as compared to the three and nine months ended September 30, 2023, was mainly due to the Company reimbursing the Advisor for less operating expenses incurred pursuant to the 2%/25% Guidelines. As of September 30, 2024, the Advisor has incurred, on behalf of the Company, a total of $17,035,903 in Unreimbursed Operating Expenses, including a total of $2,376,696 for the nine months ended September 30, 2024, compared to $2,758,860 for the nine months ended September 30, 2023, for which the Advisor has not invoiced the Company for reimbursement.

Depreciation and Amortization

For the three months ended September 30, 2024 and September 30, 2023, the Company incurred depreciation and amortization of $8,426,722 and $8,864,011, respectively. For the nine months ended September 30, 2024 and September 30, 2023, the Company incurred depreciation and amortization of $25,828,069 and $26,073,497, respectively.

The decrease in depreciation and amortization expenses of $437,289 and $245,428, respectively, for the three and nine months ended September 30, 2024, as compared to the three and nine months ended September 30, 2023, was primarily due to end of the useful life of the in place lease intangible asset associated with the West End Property.

Management Fees

For the three months ended September 30, 2024 and September 30, 2023, the Company incurred management fees of $1,478,762 and $1,785,342, respectively. For the nine months ended September 30, 2024 and September 30, 2023, the Company incurred management fees of $4,708,962 and $5,315,672, respectively.

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

The decrease in management fees of $306,580 and $606,710 for the three and nine months ended September 30, 2024, as compared to the three and nine months ended September 30, 2023, was due to a decrease in net fundraising in combination with a decrease in net valuation of the Company's investment portfolio.

Property Operating Expenses

For the three months ended September 30, 2024 and September 30, 2023, the Company incurred property operating expenses of $8,979,967 and $9,402,718, respectively. For the nine months ended September 30, 2024 and September 30, 2023, the Company incurred property operating expenses of $29,400,734 and $26,214,147, respectively.

The property operating expenses consist of reimbursable expenses paid by the Company on behalf of its tenants in accordance with the provisions of the respective property leases and operating expenses incurred in maintaining and operating the multifamily properties. The decrease in property operating expenses of $422,751 and increase of $3,186,587 for the three and nine months ended September 30, 2024, as compared to the three and nine months ended September 30, 2023, was primarily due to the increase of property operating expenses during such periods and the acquisition of the WAG Portfolio Property.

Income from Investments in Real Estate-Related Assets

Income from investments in real estate assets is earned on the Company's investment in the Station DST. For the three months ended September 30, 2024 and September 30, 2023, the Company earned income from investments in real estate-related assets of $26,852 and $98,888, respectively. For the nine months ended September 30, 2024 and September 30, 2023. the Company earned income from investments in real estate-related assets of $107,409 and $148,370, respectively.

The decrease in income from investments in real estate-related assets of $72,036 and $40,961 during the three and nine months ended September 30, 2024, as compared to the three and nine months ended September 30, 2023, was due to the Company's share of income earned at Station DST.

Interest Income

For the three months ended September 30, 2024 and September 30, 2023, the Company earned interest income of $261,490 and $256,824, respectively. For the nine months ended September 30, 2024 and September 30, 2023, the Company earned interest income of $784,682 and $836,721, respectively.

Interest income is composed of interest earned on interest bearing cash deposit accounts with banking institutions.

The increase in interest income of $4,666 and decrease of $52,039 during the three and nine months ended September 30, 2024, as compared to the three and nine months ended September 30, 2023, was primarily due to an increase and decrease in the cash held by the Company in interest bearing deposit accounts.

Net Gain/(Loss) from Investment in Debt Securities, at Fair Value

For the three months ended September 30, 2024, the Company incurred no gain or loss from investment in debt securities. For the nine months ended September 30, 2024, the Company incurred a net gain from investment in debt securities of $1,340,614. For the three and nine months ended September 30, 2023, the Company incurred a net loss of $3,287 from investment in debt securities.

The Company's net gain/(loss) from investment in debt securities consists of interest income, unrealized loss, and realized gain on the Company's investment in CMBS. The decrease in net loss from investment in debt securities of $3,287 and the increase in net gain of $1,340,614, for the three and nine months ended September 30, 2024, as compared to the three and nine months ended September 30, 2023, was primarily due to the sale of the Company's investment in CMBS.

Loss on Extinguishment of Debt

For both the three and nine months ended September 30, 2024, the Company incurred a loss on extinguishment of debt of $533,904. For the three and nine months ended September 30, 2023, the Company did not incur any loss or gain on extinguishment of debt.

The Company's loss on extinguishment of debt was due to the refinancing of the Keller Property loan. The loss on extinguishment of debt consists of unamortized debt issuance costs, prepayment fees and miscellaneous fees paid to the original lender.

Other Income

For both the three and nine months ended September 30, 2024, the Company earned other income of $216,572. For the three and nine months ended September 30, 2023, the Company did not earned any other income.

The Company's increase in other income was primarily due to the restructuring of the Keller Property and the acquisition of the WAG Portfolio Property.

Interest Expense

For the three months ended September 30, 2024 and September 30, 2023, the Company incurred interest expense of $7,326,613 and $5,966,346, respectively. For the nine months ended September 30, 2024 and September 30, 2023, the Company incurred interest expense of $20,637,249 and $16,367,891, respectively.

Interest expense is composed of interest paid and accrued on the Company’s outstanding loans payable, and also includes amortization of deferred financing costs and gains from the interest rate cap.

The increase in interest expense of $1,360,267 and $4,269,358 during the three and nine months ended September 30, 2024, as compared to the three and nine months ended September 30, 2023, was due to the increase of the advances on the Credit Facility and increase SOFR rate, as well as the increased debt associated with the acquisition of WAG Portfolio Property, netted against the gains from the interest rate cap.

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

The following table presents a reconciliation of FFO to net income (loss):

Nine months ended September 30, 2024
Net income (loss)	$(6,490,532)
Net income (loss) attributable to non-controlling interest	2,123,357
Net income (loss) attributable to common stockholders	$(4,367,175)
Adjustments:
Real estate depreciation and amortization	25,828,069
Proportionate share of adjustments from non-controlling interests	(14,054,117)
Funds from Operations	$7,406,777

The following table presents a reconciliation of FFO to MFFO:

Nine months ended September 30, 2024
Funds from Operations	$7,406,777
Adjustments:
Amortization of above-market lease intangibles	148,722
Amortization of below-market lease intangibles	(1,467,008)
Straight-line rent	(1,407,793)
Fair value adjustments on derivatives not deemed hedges	551,543
Fair value adjustments on investment in debt securities	454,123
Loss on extinguishment of debt	517,886
Proportionate share of adjustments from non-controlling interests	472,346
Modified Funds from Operations	$6,676,596

Net Asset Value

On October 18, 2024, the Company’s board of directors approved an estimated NAV as of September 30, 2024 of $20.15 per Class AX, Class IX, and Class I shares, $20.14 for Class D shares, $20.13 for Class TX, Class T and Class S shares, and $20.15 for Class I OP units. The calculation of the Company’s estimated NAV was performed by Robert A. Stanger & Co., Inc. (“Stanger”), its independent valuation firm, in accordance with the procedures described in the “Net Asset Value Calculation and Valuation Procedures” section of the Company’s prospectus and under the oversight of the Company’s board of directors. Although the independent valuation firm performs the calculation of the Company’s estimated NAV, the Company’s board of directors is solely responsible for the determination of the Company’s estimated NAV.

Estimated NAV

The determination of NAV involves a number of assumptions and judgments, including estimates of the Advisor’s interest in disposition proceeds (if any). These assumptions and judgments may prove to be inaccurate. There can be no assurance that a stockholder would realize the mostly recently determined NAV per share if the Company were to liquidate or engage in another type of liquidity event today. In particular, the Company’s September 30, 2024 NAV is based on appraisals of the fair market value of certain of the Company’s real estate property investments which precede September 30, 2024 and, while the Company believes no material change has occurred in the value of these real estate property investments between the appraised value dates and September 30, 2024, Stanger has assumed no material change in property value has occurred since the appraisal date for those Appraised Properties with an appraised value date that preceded September 30, 2024. Furthermore, the Company’s September 30, 2024 NAV does not consider fees or expenses that may be incurred in providing a liquidity event, including reimbursement of amounts to the Advisor for O&O Costs and any operating expenses that have not been invoiced by the Advisor in accordance with the terms of the Amended Advisory Agreement. Lastly, as discussed in “PART II — OTHER INFORMATION; Item 1A. – Risk Factors”, the full extent of the past and ongoing impact and effects of COVID-19 on the Company, as a whole, and on its tenants and its consolidated real estate, loan investments and long-term debt are uncertain at this time. Due to COVID-19, observable market transactions for both real estate assets and debt are generally more limited than before the pandemic. The Company believes the methodology of determining the Company’s NAV conforms to the Institute for Portfolio Alternative’s Practice Guideline for Valuations of Publicly Registered Non-Listed REITs (April 2013) and is prepared in accordance with the procedure described in the “Net Asset Value Calculation and Valuation Procedures” section of the Company’s prospectus. In addition, the Company’s board of directors periodically reviews the Company’s NAV policies and procedures.

The NAV for each class of shares is based on the value of the Company’s assets and the deduction of any liabilities, and any distribution fees applicable to such class of shares.

The following table provides a breakdown of the major components of the Company’s NAV pursuant to the Company’s valuation guidelines:

Components of NAV	September 30, 2024
Investment in real estate	$1,040,980,000
Investments in real estate-related assets	31,047,523
Investment in debt securities	—
Cash and cash equivalents and restricted cash	36,242,543
Other assets	11,009,971
Debt obligations (at Fair Market Value)	(542,017,734)
Due to related parties(1)	(11,953,923)
Accounts payable and other liabilities	(18,012,527)
Accrued performance participation allocation	—
Distribution fee payable the following month(2)	(23,326)
Non-controlling interests in subsidiaries	(267,600,543)
Sponsor Support repayment / special unit holder interest in liquidation	—
Net Asset Value	$279,671,984
Number of outstanding shares and OP units(3)	13,883,724

Note: (1) Excluding the full distribution fee liability of $23,226. Distribution fee only relates to Class TX, Class T, Class D and Class S shares of common stock.

(2) The distribution fee that is payable as of September 30, 2024 related to Class TX, Class T, Class D and Class S shares (is shown in the table below).

(3) Includes Class AX, Class TX, Class IX, Class T, Class I, Class S shares of common stock and Class I OP units issued in connection with the exercise of fair market value option of the WAG Portfolio Property.

Due to rounding, numbers presented throughout this section may not add up precisely to the totals provided and percentages may not precisely reflect the absolute figures.

NAV Per Share	Class AX, IX & I Shares	Class TX Shares	Class T Shares	Class D Shares	Class S Shares	Class I OP Units	Total
Total gross assets at Fair Value	$891,001,051	$486,128	$117,597,279	$48,198,523	$568,359	$61,428,697	$1,119,280,037
Distribution fees due and payable	—	(100)	(20,619)	(2,508)	(99)	—	(23,326)
Debt obligations (at Fair Market Value)	(431,472,336)	(235,410)	(56,947,152)	(23,340,409)	(275,231)	(29,747,196)	(542,017,734)
Due to related parties	(9,515,901)	(5,192)	(1,255,940)	(514,761)	(6,070)	(656,059)	(11,953,923)
Accounts payable and other liabilities	(14,338,845)	(7,823)	(1,892,487)	(775,656)	(9,146)	(988,570)	(18,012,527)
Accrued performance participation allocation	—	—	—	—	—	—	—
Non-controlling interests in subsidiaries	(213,022,977)	(116,225)	(28,115,480)	(11,523,435)	(135,885)	(14,686,541)	(267,600,543)
Quarterly NAV	$222,650,992	$121,378	$29,365,601	$12,041,754	$141,928	$15,350,331	$279,671,984
Number of outstanding shares/units	11,052,116	6,030	1,458,695	597,862	7,050	761,971	13,883,724
NAV per share/unit	$20.15	$20.13	$20.13	$20.14	$20.13	$20.15

The following table reconciles stockholders’ equity per the Company’s unaudited consolidated balance sheet to the Company’s NAV:

Reconciliation of Stockholders’ Equity to NAV	September 30, 2024
Stockholders’ equity under U.S. GAAP	$503,297,807
Adjustments:
Unrealized depreciation of real estate	(83,603,121)
Unrealized appreciation of real estate-related assets	959,150
Acquisition costs	(8,731,008)
Deferred financing costs, net	(5,173,863)
Accrued distribution fee(1)	(100)
Accumulated depreciation and amortization	116,138,968
Fair value adjustment of debt obligations	43,609,394
Deferred rent receivable	(12,939,396)
Derivative assets, at fair value	(6,285,304)
Non-controlling interests in subsidiaries	(267,600,543)
NAV	$279,671,984

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

The valuations of the Company's real properties as of September 30, 2024 were provided by Stanger or third-party appraisal firms in accordance with the Company's procedures. Certain key assumptions that were used by Stanger or third-party appraisal firms in the discounted cash flow analysis are set forth in the following table based on weighted-averages by property type at ownership interests.

September 30, 2024
	Single Tenant Office	Single Tenant Industrial	Multifamily	Single Tenant Life Sciences	Weighted-Average Basis
Exit Capitalization Rate	6.5%	6.1%	5.7%	6.0%	6.2%
Residual Discount Rate	7.2%	7.0%	6.9%	6.8%	7.1%
Average Holding Period (Yrs)	8.9	8.2	10.0	13.0	9.1

A change in the exit capitalization and discount rates used would impact the calculation of the value of the Company's real property. For example, assuming all other factors remain constant, the changes listed below would result in the following effects on the value of the Company's real properties.

	Hypothetical Change	Single Tenant Office	Single Tenant Industrial	Multifamily	Single Tenant Life Sciences	Weighted-Average Values
Exit Capitalization Rate	0.25% Increase	-2.5%	-2.8%	-2.5%	-2.0%	-2.6%
	0.25% Decrease	2.7%	3.1%	2.8%	2.2%	2.8%
Discount Rates	0.25% Increase	-1.6%	-1.6%	-1.9%	-2.2%	-1.7%
	0.25% Decrease	1.7%	1.6%	1.9%	2.2%	1.7%

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

If the Company is unable to raise substantial funds in its public offerings, it will make fewer investments resulting in less diversification in terms of the type, number and size of investments it makes and the value of an investment in the Company will fluctuate with the performance of the limited assets it acquires. Further, the Company will have certain fixed operating expenses, including certain expenses as a public company and a REIT, regardless of whether it is able to raise substantial funds in the offerings. The Company’s inability to raise substantial funds would increase its fixed operating expenses as a percentage of gross income, reducing its net income and limiting its ability to make distributions. As of September 30, 2024, the Company has raised gross proceeds of $480,864,288 in the Offerings.

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

As of September 30, 2024, the Company’s debt to tangible assets ratio was 55%. See Note 8 – Loans Payable of the Company’s outstanding debt arrangement as of September 30, 2024.

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

Cash Flows

The following table provides a breakdown of the net change in the Company’s cash and cash equivalents and restricted cash:

Nine months ended September 30, 2024
Cash flows from operating activities	$21,093,712
Cash flows from investing activities	7,279,327
Cash flows from financing activities	(32,023,216)
Decrease in cash and cash equivalents and restricted cash	$(3,650,177)

Operating Activities

During the nine months ended September 30, 2024, net cash provided by operating activities was $21,093,712, compared to $11,720,096 net cash provided by operating activities for the nine months ended September 30, 2023. The change was primarily due to a decrease in reimbursement of expenses due to related parties (see “—Results of Operations”).

Investing Activities

During the nine months ended September 30, 2024, net cash provided by investing activities was $7,279,327, compared to $6,303,409 net cash used in investing activities for the nine months ended September 30, 2023. The change was primarily due to an increase of $2,248,860 in capital improvements to real estate, an increase of $10,399,997 in proceeds from sale of investment in debt securities, and a decrease of $5,201,725 in purchase of investment in debt securities.

Financing Activities

During the nine months ended September 30, 2024, net cash used in financing activities was $32,023,216, compared to $3,782,559 net cash used in financing activities for the nine months ended September 30, 2023. The change was primarily due to a net increase in proceeds from borrowings under credit facility of $2,000,000, a decrease in proceeds from common stock issued of $32,339,217, a decrease in distributions of $5,672,686, an increase in payments from redemptions of common stock of $8,729,163, a decrease in non-controlling interest distributions of $137,678, an increase in non-controlling interest contribution of $4,086,641 offset by an increase of $978,688 in deferred financing costs.

Distributions

The Company’s board of directors has authorized, and the Company has declared, distributions for the period September 1, 2020 through November 1, 2024 in an amount equal to $0.004234973 per day (or approximately $1.55 on an annual basis) per each share of common stock and OP unit, less, for holders of certain classes of shares, the distribution fees that are payable with respect to such shares as further described in the applicable prospectus. The distributions are payable by the 5th business day following each month end to stockholders of record at the close of business each day during the prior month.

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

The following table summarizes the Company’s distributions declared during the three and nine months ended September 30, 2024 and September 30, 2023:

	Three months ended September 30, 2024		Nine months ended September 30, 2024
	Amount	Percent	Amount	Percent
Distributions
Paid in cash	$2,483,237	48%	$10,323,723	64%
Payable	1,664,045	32%	1,664,045	10%
Reinvested in shares	1,037,920	20%	4,115,999	26%
Total distributions	$5,185,202	100%	$16,103,767	100%
Sources of Distributions:
Operating cash flows	$5,185,202	100%	$16,103,767	100%
Indebtedness	—	0%	—	0%
Offering proceeds	—	0%	—	0%
Total sources of distributions	$5,185,202	100%	$16,103,767	100%

	Three months ended September 30, 2023		Nine months ended September 30, 2023
	Amount	Percent	Amount	Percent
Distributions
Paid in cash	$2,835,086	47%	$11,133,846	63%
Payable	1,949,984	33%	1,949,984	11%
Reinvested in shares	1,166,253	20%	4,534,192	26%
Total distributions	$5,951,323	100%	$17,618,022	100%

Sources of Distributions:
Operating cash flows	$5,951,323	100%	$11,720,096	67%
Offering proceeds	—	0%	5,897,926	33%
Total sources of distributions	$5,951,323	100%	$17,618,022	100%

During the three and nine months ended September 30, 2024 the Company declared $5,185,202 and $16,103,767, respectively, of distributions to its shareholders (including those reinvested in shares pursuant to the DRP), compared to the Company’s total aggregate MFFO of $1,667,082 and $6,676,596 for the three and nine months ended September 30, 2024, respectively, and the Company’s total aggregate net loss of $2,866,298 and $6,490,532 for such periods, respectively.

During the three and nine months ended September 30, 2023, the Company declared $5,951,323 and $17,618,022, respectively, of distributions to its shareholders (including those reinvested in shares pursuant to the DRP), compared to the Company’s total aggregate MFFO of $3,210,098 and $3,504,562 for the three and nine months ended September 30, 2023, respectively, and the Company’s total aggregate net loss of $1,552,481 and $9,922,633 for such periods, respectively.

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

Reimbursement of Organization and Offering Costs

The Advisor has agreed to pay, on behalf of the Company, all O&O Costs through the first anniversary of the date on which the Company satisfied the Minimum Offering Requirement, which was May 18, 2018 (“Escrow Break Anniversary”). The Company was not required to reimburse the Advisor for payment of the O&O Costs prior to the Escrow Break Anniversary. After the Escrow Break Anniversary, the Advisor, in its sole discretion, may pay some or all of the additional O&O Costs incurred, but is not required to do so. To the extent the Advisor pays such additional O&O Costs, the Company is obligated to reimburse the Advisor subject to the 1% Cap. Following the Escrow Break Anniversary, the Company began reimbursing the Advisor for payment of the O&O Costs on a monthly basis, which will continue through the period ended May 18, 2021; provided, however, that the Company will not be obligated to pay any amounts that as a result of such payment would cause the aggregate payments for O&O Costs (less selling commissions, dealer manager fees and distribution fees) paid to the Advisor to exceed the 1% Cap as of such payment date. Any amounts not reimbursed in any period are included in determining any reimbursement for a subsequent period. As of September 30, 2024, the Advisor has continued to pay all O&O Costs on behalf of the Company.

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

The Company evaluates all of its investments in real estate-related assets to determine if they are VIEs utilizing judgments and estimates that are inherently subjective. If different judgments or estimates were used for these evaluations, it could result in differing conclusions as to whether or not an entity is a VIE and whether or not to consolidate such entity. As of September 30, 2024, the Company concluded that it had investments in VIEs, and because the Company was deemed the primary beneficiary it consolidated such entities, as described in “Note 11 — Variable Interest Entities” in its accompanying unaudited consolidated financial statements included in Item 1. “Financial Statements (Unaudited) and Supplementary Data.”

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

Contractual Obligations

The following table presents the future principal payment due under the Company’s GR Loan, FM Loan, CO Loan, DST Loan, Buchanan Loan, Keller Loan, Summerfield Loan, Valencia Loan, Kacey Loan, Industry Loan, ON3 Loan, West End Loan, Palms Loan, Pearland Loan, WAG Portfolio Loan, and Credit Facility agreements as of September 30, 2024, which represents the Company’s aggregate contractual obligations and commitments with payments due subsequent to September 30, 2024.

Year	Amount
2024 (remaining)	—
2025	87,500,000
2026	49,130,878
2027	4,500,000
2028	47,550,000
Thereafter	396,946,250
Total	$585,627,128

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

The market risk associated with financial instruments and derivative financial instruments is the risk of loss from adverse changes in market prices or interest rates. The Company’s interest rate risk management objectives are to limit the impact of interest rate changes in earnings and cash flows and to manage overall borrowing costs. To achieve these objectives, from time to time, the Company may enter into interest rate hedge contracts such as swaps, collars and treasury lock agreements in order to mitigate interest rate risk with respect to various debt instruments. The Company would not hold or issue these derivative contracts for trading or speculative purposes. As of September 30, 2024, there are no such hedging contracts outstanding. The Company does not have any foreign operations and thus is not exposed to foreign currency fluctuations.

Interest Rate Risk

As of September 30, 2024, the Company had $443 million fixed rate debt and $143 million of floating rate debt. The Company uses derivative financial instruments to limit the exposure to interest rate changes associated with its borrowings. The use of derivative financial instruments carries certain risks, including the risk that the counterparties to these contractual arrangements are not able to perform under the agreements. To mitigate this risk, the Company only enters into derivative financial instruments with counterparties with high credit ratings and with major financial institutions with which the Company and its related parties may also have other financial relationships. The Company does not anticipate that any of the counterparties will fail to meet their obligations. (For further detail refer to Note 8 – Loans Payable).

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

As of September 30, 2024, lease expirations related to the Company’s net lease portfolio of real estate assets (excluding the SF Property), based on each asset’s fair value used in determining the Company's NAV, were as follows:

•
2024 – 0.0%
•
2025 – 0.0%
•
2026 – 0.0%
•
2027 – 16.5%
•
2028 – 15.3%
•
2029 – 0.0%
•
2030 – 0.0%
•
2031 – 26.7%
•
2032 – 20.4%
•
2033 – 0.0%
•
After 2034 – 21.1%

As of September 30, 2024, the industry concentration of the Company’s portfolio of real estate assets, based on each asset’s fair value used in determining the Company's NAV, was as follows:

•
Multifamily – 31.2%
•
Single Tenant Office – 29.1%
•
Single Tenant Industrial – 28.5%
•
Single Tenant Life Sciences – 1.6%
•
Single Tenant Necessity Retail – 9.6%

As of September 30, 2024, the geographic concentration of the Company’s portfolio of real estate assets, based on each asset’s fair value used in determining the Company's NAV, was as follows:

•
Texas – 26.4%
•
Ohio – 26.1%
•
California – 13.7%
•
South Carolina – 6.3%
•
Wisconsin – 6.1%
•
Maryland – 5.6%
•
Arizona – 5.2%
•
Other – 10.6%

As of September 30, 2024, the investment type concentration of the Company’s portfolio of real estate assets, based on each asset’s fair value used in determining the Company's NAV, was as follows:

•
Common Equity – 95.4%
•
Mezzanine Loan – 2.4%
•
Preferred Equity – 2.2%

As of September 30, 2024, the maturity concentration of debt secured by the Company's portfolio of real estate assets (including the Company's credit facility, which makes up all debt maturing in 2023 – 2025, and has a one-year extension option), based on principal balances and adjusted for ownership percentage, was as follows:

•
2024 – 0.0%
•
2025 – 33.7%
•
2026 – 10.3%
•
2027 – 1.7%
•
2028 – 8.1%
•
2029 – 0.0%
•
2030 – 3.4%
•
2031 – 22.3%
•
2032 – 20.1%
•
2033 – 0.4%
•
After 2034 – 0.0%

As of September 30, 2024, the weighted average lease term remaining of the Company’s portfolio of real estate assets (excluding multifamily, mezzanine and preferred equity investments), based on each asset’s fair value used in determining the Company's NAV, was 7.1 years.

As of September 30, 2024, the weighted average occupancy of the Company’s portfolio of real estate assets, based on each asset’s fair value used in determining the Company's NAV, was 96.5%. For the Company's industrial, retail and office investments, occupancy includes all leased square footage as of the date indicated. For the Company's multifamily investments, occupancy is defined as the percentage of units occupied on the date indicated.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q was made under the supervision and with the participation of the Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based upon this evaluation, the CEO and CFO have concluded that the disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by SEC rules and forms and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is accumulated and communicated to the Company’s management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2024, the Company was not involved in any material legal proceedings.

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

The more shares the Company sells in the Company’s Offerings, the greater the Company’s challenge will be to invest all of the proceeds. The large size of the Company's Offerings increases the risk of delays in investing the Company’s net proceeds promptly and on attractive terms. Pending investment, the net proceeds of the Offerings may be invested in permitted temporary investments, which include short-term United States government securities, bank certificates of deposit and other short-term liquid investments. The rate of return on these investments, which affects the amount of cash available to make distributions to stockholders, has fluctuated in recent years and most likely will be less than the return obtainable from the type of investments in the real estate industry the Company seeks to acquire or originate. Therefore, delays the Company encounters in the selection, due diligence and acquisition or origination of investments would likely limit the Company’s ability to pay distributions to the Company’s stockholders and lower their overall returns. In addition, cash and cash equivalents may potentially subject the Company to concentration of risk and at times, balances with any one financial institution may exceed the Federal Deposit Insurance Corporation insurance limits. As of September 30, 2024, the Company had approximately $27.9 million of unrestricted cash and cash equivalents.

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

If the Company pays distributions from sources other than the Company’s cash flow from operations, the Company will have less cash available for investments, the Company may have to reduce the Company’s distribution rate, the Company’s net asset value may be negatively impacted and the Company’s stockholders overall return may be reduced. As of September 30, 2024, the Company has declared cumulative distributions of $90,317,034, of which 17% of the Company’s cash distributions were paid using sources other than the cash flow from operations, including borrowings and proceeds from the Offerings. For the nine months ended September 30, 2024, 100% of the Company's cash distributions were paid using sources from the Company's cash flow from operations (see “—Distributions”).

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

The Company’s Amended Advisory Agreement provides that any operating expenses which have not been invoiced by the Advisor will not become the Company’s obligations. Without these provisions in the Company’s Amended Advisory Agreement, such operating expenses, if invoiced, would likely be recorded as liabilities of the Company, which, in turn, would likely have a negative effect on the Company’s NAV per share. The Company’s Amended Advisory Agreement provides that the Advisor will not invoice the Company for any reimbursement if the impact of such would result in the incurrence of an obligation in an amount that would result in the Company’s NAV per share for any class of shares to be less than $25.00. The Company may, however, incur and record an obligation to reimburse the Advisor, even if it would result in the Company’s NAV per share for any class of shares for such quarter to be less than $25.00, if the Company’s board of directors determines that the reasons for the decrease of the Company’s NAV per share below $25.00 were unrelated to the Company’s obligation to reimburse the Advisor for operating expenses. The Company’s Amended Advisory Agreement also provides that the Advisor may be reimbursed for previously unbilled operating expenses for prior periods in any subsequent quarter, subject to certain limitations, including the limitation related to the NAV per share of $25.00 referenced above and the 2%/25% Guidelines. The incurrence of previously unbilled operating expenses likely will have a negative effect on the Company’s NAV per share. As of September 30, 2024, the Advisor has incurred $17,035,903 of Unreimbursed Operating Expenses, including $2,376,696 of Unreimbursed Operating Expenses incurred during the three months ended September 30, 2024 that have not been invoiced to the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

During the nine months ended September 30, 2024, the Company did not complete any sales of unregistered securities.

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

The table below summarizes the repurchase activity for the three months ended September 30, 2024:

For the Month Ended	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Redeemed as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Redeemed Under the Plans or Programs(1)(2)
July 31, 2024	276,919	21.46	276,919	—
August 31, 2024	268,413	20.40	268,413	—
September 30, 2024	159,500	20.21	159,500	—
Total	704,832	$20.77	704,832	—

Note: (1) The Company limits the number of shares that may be redeemed per calendar month and per calendar year under the program as described above.

(2) For the quarter ended September 30, 2024, the Company received repurchase requests that exceeded both its monthly 2% of NAV and quarterly 5% of NAV limits. In accordance with the Company's Amended SRP, the Company fulfilled 59% of requested repurchases in August 2024, and 64% of requested repurchases in September 2024.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the quarter ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

Item 6. Exhibits.

The exhibits listed below are included, or incorporated by reference, in this Quarterly Report on Form 10-Q.

EXHIBITS INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 (and are numbered in accordance with Item 601 of Regulation S-K).

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

The following materials from Cantor Fitzgerald Income Trust, Inc.’s Quarterly Report on Form 10-Q for the nine months ended September 30, 2024 are formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Changes in Equity; (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

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

Dated: November 14, 2024