Form 10-K
period 2024-12-31
Cantor Fitzgerald Income Trust, Inc.
filed 2025-03-31
CIK 1666244

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the common stock held by non-affiliates of the Registrant: No established market exists for the Registrant’s common stock. As of March 25, 2025, the registrant had 3,467,219 Class AX shares, 1,131,324 Class IX shares, 6,117 Class TX shares, 5,932,496 Class I shares, 565,022 Class D shares, 1,432,180 Class T shares and 5,379 Class S shares of $0.01 par value common stock outstanding.

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

The Company plans to own substantially all of its assets and conduct its operations through Cantor Fitzgerald Income Trust Operating Partnership, L.P., (the “Operating Partnership”). The Company is the sole general partner and a limited partner of the Operating Partnership and CFI’s wholly owned subsidiary, Cantor Fitzgerald Income Trust OP Holdings, LLC, (the “Special Unit Holder”), is the sole special unit holder of the Operating Partnership.

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

On August 9, 2023, the Company filed a registration statement on Form S-11 with the SEC for a proposed third public offering (the "Third Offering"), which was declared effective February 7, 2024. In the Third Offering, the Company is offering up to $1 billion in shares of common stock in a primary offering on a best efforts basis and $250 million in shares of common stock to be issued pursued to the DRP.

As of March 25, 2025, the Company had 3,459,039 Class AX shares, 6,117 Class TX shares, 1,131,324 Class IX shares, 1,432,180 Class T shares, 565,022 Class D shares, 5,379 Class S shares, and 5,932,496 Class I shares of common stock in the Primary Offering and the primary portion of the Follow-On Offering, as well as 534,195 Class AX shares, 127,784 Class TX shares, 149,345 Class IX shares, 70,790 Class T shares, 34,494 Class D shares, 373 Class S shares, and 342,248 Class I shares in the DRP for aggregate net proceeds of $321,543,635 in the Initial Offering, the Follow-On Offering and the Third Offering (collectively, the “Offerings”).

Prior to the commencement of the Follow-On Offering, the Company determined its net asset value as of the end of each quarter. Net Asset Value (“NAV”), as defined, is calculated consistent with the procedures set forth in the Company’s prospectus and excludes any organization and offering expenses paid by the Advisor on the Company’s behalf (other than selling commissions, dealer manager fees and distribution fees) (“O&O Costs”), with such costs to be reflected in the Company’s NAV to the extent the Company reimburses the Advisor for these costs. Upon commencement of the Follow-On Offering, the Company started determining its NAV on a monthly basis, beginning with the determination of NAV as of July 31, 2020. As of December 31, 2024, the Company’s NAV was $20.70 per Class AX share, Class IX share, Class I share, and Class D share, $20.69 per Class TX share, Class T share and Class S share, $20.70 per Class I OP units, and $20.69 per Class T OP units. For further discussion of the Company’s NAV calculation, please see “—Net Asset Value”.

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

As of December 31, 2024, the Company owned the following investments:

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

•
A majority interest of 75% in a joint venture with an unrelated third party (the “Battery Street SF JV”) that owns an office property located in San Francisco, California (the “SF Property”).

•
An industrial property located in Phoenix, Arizona (the “Buchanan Property”).

•
Interests (15%) in a Delaware Statutory Trust, CF Station Multifamily DST (the “Station DST”), which owns a multifamily residential property located in Irving, Texas (the “Station Property”).

•
A controlling interest of 5% in a Delaware Statutory Trust, CF Keller Springs Multifamily DST (the "Keller DST"), located in Carrolton, Texas (the "Keller Property").

•
A controlling interest in a Delaware Statutory Trust, CF Summerfield Multifamily DST (the “Summerfield DST”), which owns a multifamily residential property located in Landover, MD (the “Summerfield Property”).

•
An industrial property located in Cleveland, OH (the “Madison Ave Property”).

•
A controlling interest of 10% in a Delaware Statutory Trust, (the “Valencia DST”), which owns a life sciences laboratory and research office property located in Valencia, CA (the “Valencia Property”).

•
An office property located in Cupertino, CA (the “De Anza Property”).

•
A controlling interest of 10% in a Delaware Statutory Trust, CF Kacey Multifamily DST (the “Kacey DST”), which owns a multifamily residential property located in Kingwood, TX (the “Kacey Property”).

•
A controlling interest of 10% in a Delaware Statutory Trust, CF Industry Multifamily DST (the “Industry DST”), which owns a multifamily residential property located in Columbus, OH (the “Industry Property”).
•
An industrial dry/cold storage facility located in Columbus, OH (the "Fisher Road Property").
•
A controlling interest of 96.46% in a multifamily property located in Conroe, TX (the "Longmire Property") through a joint venture (the "Longmire JV") with an unrelated third party.
•
A controlling interest of 10% in a Delaware Statutory Trust, (the "ON3 DST"), which owns an office tower located in Nutley, NJ (the "ON3 Property").
•
A controlling interest of 10% in a Delaware Statutory Trust, CF West End Multifamily DST (the "West End DST"), which owns a multifamily residential property located in Lenexa, KS (the "West End Property").
•
A controlling interest of 10% in a Delaware Statutory Trust, CF Palms Multifamily DST (the "Palms DST"), which owns a multifamily residential property located in Houston, TX (the "Palms Property").
•
An acre of land located in Greenfield, IN (the "Mount Comfort Land").
•
A controlling interest of 5% in a Delaware Statutory Trust, CF Pearland Multifamily DST (the "Pearland DST"), which owns a multifamily residential property located in Pearland, TX (the "Pearland Property").
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
•
The investments in the Company’s portfolio are illiquid, the Company's share repurchase program is subject to limitations and the Company may suspend or terminate the share repurchase program at any time.
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

The Company intends to invest in a diversified portfolio of income-producing commercial and multifamily real estate, debt secured by commercial real estate and other real estate-related assets. Each of these investments will be subject to the risks typically associated with real estate. The value of real estate may be adversely affected by a number of risks, including:

•
natural disasters such as hurricanes, earthquakes, floods, and fires;
•
changes in global, national, regional, and local economic, demographic or capital market conditions;
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

President Trump's victory in the U.S. presidential election, as well as the Republican Party's gaining control of both the U.S. House of Representatives and Senate in the congressional election, may create regulatory uncertainty with respect to climate change policy. During the election campaign, President Trump made comments suggesting that he was not supportive of various clean energy programs and initiatives, including the United Nations ("U.N.") Framework Convention on Climate Change, designed to curtail global warming. On January 20, 2025, President Trump signed an executive order to withdraw the U.S. from the Paris Agreement, marking a significant shift in U.S. climate policy. It remains unclear what further actions President Trump may take with respect to domestic and international programs and initiatives, and what support the Trump administration would have for any potential changes to such legislative programs and initiatives in the U.N. or the U.S. Congress.

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

Additionally, there has been increasing public focus by investors, environmental activists, the media and governmental and nongovernmental organizations on a variety of environmental, social and other sustainability matters. Although the Company views its sustainable investing approach as a tool for value creation and value protection, different stakeholder groups have divergent views on the merits of integrating sustainability considerations into the investment process. The Company may make commitments relating to sustainability matters that affect us, including the design and implementation of specific risk mitigation strategic initiatives relating to sustainability. If the Company is not effective in addressing environmental, social and other sustainability matters affecting its business, or setting and meeting relevant sustainability goals, its reputation may suffer. Further, significant physical effects of climate change including extreme weather events such as hurricanes, floods or droughts leading to fires, can also have an adverse impact on certain of the Company’s properties, including costs of insurance. As the effects of climate change increase, the Company expects the frequency and impact of weather and climate related events and conditions to increase as well. While the geographic distribution of the Company’s portfolio somewhat limits physical climate risk, some physical risk is inherent in the properties of the Company, particularly in certain properties’ locations and in the unknown potential for extreme weather or other events that could occur related to climate change.

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

A property may incur vacancies either by the continued default of tenants under their leases or the expiration of tenant leases. If vacancies continue for a long period of time, the Company may suffer reduced revenues resulting in less cash to be distributed to stockholders. In addition, because properties’ market values depend principally upon the value of the properties’ leases, the resale value of properties with prolonged vacancies could suffer, which could further reduce the Company’s stockholders’ return. The lease on SF Property expired on December 31, 2021 and the tenant did not renew the lease, and as of March 31, 2025, the SF Property is vacant.

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

The Company’s business may be adversely affected by market, economic and real estate conditions in the U.S. and global economies and/or the local economies in the markets in which the Company’s properties are located. Unfavorable market, economic and real estate conditions may be due to, among other things, rising or sustained high interest rates and high inflation, labor market challenges, supply chain disruptions, volatility in the public equity and debt markets, pandemics, geopolitical instability (such as the ongoing conflicts in Israel and Ukraine), and other conditions beyond the Company’s control. Because economic conditions in the United States may affect the demand for real estate, real estate values, occupancy levels and property income, current and future economic conditions in the United States, including slower growth or a recession and capital market volatility or disruptions, could have a material adverse impact on the Company’s earnings and financial condition. Economic conditions may be affected by numerous factors, including, but not limited to, the pace of economic growth and/or recessionary concerns, inflation, increases in the levels of unemployment, energy prices, uncertainty about government fiscal and tax policy, geopolitical events, the regulatory environment, the availability of credit and interest rates. Current conditions, or similar conditions existing in the future, may have a material adverse effect on the Company’s results of operations, financial condition and ability to pay distributions to the Company’s shareholders.

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

The Company cannot assure the Company’s stockholders that leases will be renewed or that properties will be re-leased at rental rates equal to or above existing rental rates or that substantial rent abatements, tenant improvements, early termination rights or tenant-favorable renewal options will not be offered to attract new tenants or retain existing tenants. If the rental rates at properties decrease, existing tenants do not renew their leases or do not re-lease a significant portion of available space and space for which leases will expire, the Company’s financial condition, results of operations, cash flow, cash flow available to pay debt service and the Company’s ability to make distributions to the Company’s stockholders and to satisfy the Company’s principal and interest obligations would be adversely affected. Moreover, the resale value of properties could be diminished because the market value of properties depends upon the value of the leases associated with the properties. As of March 31, 2025, the Company has one vacant space from the expiration of the SF Property lease on December 31, 2021.

Changing circumstances and market conditions, some of which may be beyond the Company's control, could impair the Company's ability to access the Company's existing cash and cash equivalents and investments.

Changing circumstances and market conditions, some of which may be beyond the Company's control, could impair its ability to access its existing cash and cash equivalents and investments. For example, on March 10, 2023, Silicon Valley Bank ("SVB") was placed into receivership with the Federal Deposit Insurance Corporation ("FDIC"), which resulted in all funds held at SVB being temporarily inaccessible by SVB’s customers. Although the Company does not have any funds at SVB, if other banks and financial institutions with whom the Company has banking relationships enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, the Company may be unable to access, and the Company may lose, some or all of its existing cash and cash equivalents to the extent those funds are not insured or otherwise protected by the FDIC. In addition, in such circumstances the Company might not be able to timely pay key vendors and others. The Company regularly maintain cash balances that are not insured or are in excess of the FDIC’s insurance limit. Any delay in the Company's ability to access its cash and cash equivalents (or the loss of some or all of such funds) may have a material adverse effect on the Company's operations.

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

As of December 31, 2024, 25.5% of the Company’s investments were concentrated in Ohio, 22% in Maryland, 15.8% in Texas, 13.5% in California, 6.2% in South Carolina, 6% in Wisconsin, 5.2% in Arizona, and 5.8% in other. In addition, the Company’s portfolio of real estate assets had the following industry concentration: 37% multifamily, 28.5% single tenant office, 23.6% single tenant industrial, 1.6% single tenant life sciences and 9.3% single tenant necessity retail.

The Company may be adversely affected by trends in office real estate, including work from home trends.

As of December 31, 2024, approximately 28.5% of the Company's portfolio was comprised of single tenant office properties. Work from home, flexible or hybrid work schedules, open workplaces, videoconferencing, and teleconferencing are becoming more common. Changes in tenant space utilization, including increased acceptance of work from home and flexible work arrangement policies, may cause office tenants to reassess their long-term physical space needs, which could have an adverse effect on the Company's business.

The Company has no established investment criteria limiting the size of each investment the Company makes. If the Company has an investment that represents a material percentage of the Company’s assets and that investment experiences a loss, the value of the Company’s stockholders’ investment in the Company could be significantly diminished.

The Company is not limited in the size of any single investment the Company may make and certain of the Company’s investments may represent a significant percentage of the Company’s assets. The Company may be unable to raise significant capital and invest in a diverse portfolio of assets which would increase the Company’s asset concentration risk. Any such investment may carry the risk associated with a significant asset concentration. Should any investment representing a material percentage of the Company’s assets, experience a loss on all or a portion of the investment, the Company could experience a material adverse effect, which would result in the value of the Company’s stockholders’ investment in the Company being diminished. As of December 31, 2024, the Company has made thirty four investments, eight of which, represent more than 10% of the NAV.

Industry concentration of the Company’s tenants or the Company’s investments may make us particularly susceptible to adverse economic developments in these industries.

In the event the Company has a concentration of tenants the in a particular industry, the Company’s operating results and ability to make distributions may be adversely affected by adverse developments in those industries and the Company will be subject to a greater risk to the extent that the Company’s tenants are not diversified by industry. As of December 31, 2024, Eisai Corporation of North America is the only tenant occupying more than ten percent of the total square footage of the real property the Company owns interest in. Eisai Corporation of North America is the United States based, wholly owned subsidiary of AA- rated (R&I) Eisai Co. Ltd., a Japanese pharmaceutical company, publicly traded on the Tokyo Stock Exchange.

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

In raising funds for investment, the Company faces competition from other funds with similar investment objectives that seek to raise funds from investors through publicly registered, non-traded funds, publicly-traded funds and private funds. This competition, as well as any change in the attractiveness to investors of an investment in the types of assets to be held by the Company, relative to other types of investments, could adversely affect the Company’s ability to raise funds for future investments. The Company faces competition for the acquisition of commercial real estate properties and real estate-related assets from insurance companies, credit companies, pension funds, private individuals, investment companies and other REITs. The Company also faces competition from institutions that provide or arrange for other types of commercial financing through private or public offerings of equity or debt or traditional bank financings. These institutions may accept greater risk or lower returns, allowing them to offer more attractive terms to prospective tenants. In addition, the Advisor’s evaluation of the acceptability of rates of return on the Company’s behalf will be affected by the Company’s relative cost of capital. Thus, to the extent the Company’s fee structure and cost of fundraising is higher than the Company’s competitors, the Company may be limited in the amount of new acquisitions the Company is able to make.

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

The use of, or inability to use, artificial intelligence by the Company, the Company’s tenants, and the Company’s investors presents risks and challenges that may adversely impact the Company’s business and operating results or the business and operating results of the Company’s tenants and vendors or may adversely impact the requirements and demand for properties.

The Company may use generative artificial intelligence and/or machine learning (collectively, "AI") tools in the Company’s operations. If the Company’s peers use AI tools to optimize operations and the Company fails to utilize AI tools in a comparable manner, the Company may be competitively disadvantaged. However, while AI tools may facilitate optimization and operational efficiencies, they also have the potential for inaccuracy, bias, infringement or misappropriation of intellectual property, and risks related to data privacy and cybersecurity. The use of AI tools may introduce errors or inadequacies that are not easily detectable, including deficiencies, inaccuracies, or biases in the data used for AI training, or in the content, analyses, or recommendations generated by AI applications. The results of such errors or inadequacies may adversely affect the Company’s business, financial condition, and results of operations. The legal requirements relating to AI continue to evolve and remain uncertain, including how legal developments could impact the Company’s business and ability to enforce the Company’s proprietary rights or protect against infringement of those rights.

Cybersecurity threat actors may utilize AI tools to automate and enhance cybersecurity attacks against the Company. The Company utilize software and platforms designed to detect such cybersecurity threats, including AI-based tools, but these threats could become more sophisticated and harder to detect and counteract, which may pose significant risks to the Company’s data security and systems. Such cybersecurity attacks, if successful, could lead to data breaches, loss of confidential or sensitive information, and financial or reputational harm.

The Company’s tenants may use AI tools in their products or services without the Company’s knowledge, and the providers of these tools may not meet the evolving regulatory or industry standards for privacy and data protection. Consequently, this may inhibit the Company’s or the Company’s tenants’ ability to uphold an appropriate level of service and data privacy. If the Company, the Company’s tenants, or other third parties with which the Company conduct business experience an actual or perceived breach of privacy or security incident due to the use of AI, the Company may be adversely impacted, lose valuable intellectual property or confidential information, and incur harm to the Company’s reputation and the public perception of the effectiveness of the Company’s security measures.

In addition, investors, analysts, and other market participants may use AI tools to process, summarize or interpret the Company’s financial information or other data about the Company. The use of AI tools in financial and market analysis may introduce risks similar to those described above, including an inaccurate interpretation of the Company’s financial or operational performance or market trends or conditions, which in turn could result in inaccurate conclusions or investment recommendations.

Risks Related to The Company’s Commercial Real Estate Debt and Securities Investments

The commercial real estate debt the Company may originate and invest in and the commercial real estate loans underlying the commercial real estate securities the Company invests in could be subject to delinquency, foreclosure and loss, which could result in losses to the Company.

Commercial real estate loans are secured directly and indirectly, by commercial real estate and are subject to risks of delinquency, foreclosure, loss and bankruptcy of the borrower, all of which are and will continue to be prevalent if the overall economic environment does not continue to improve. The ability of a borrower to repay a loan secured by commercial real estate is typically dependent primarily upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced or is not increased, depending on the borrower’s business plan, the borrower’s ability to repay the loan may be impaired. Net operating income of a property can be affected by, each of the following factors, among other things:

•
macroeconomic and local economic conditions;
•
tenant mix and tenant bankruptcies;
•
success of tenant businesses;
•
property management decisions, including with respect to capital improvements, particularly in older building structures;
•
renovations or repositioning during which operations may be limited or halted completely;
•
property location and condition, including without limitations, any need to address climate-related risks;
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

The Company may provide transitional mortgage loans secured by mortgages on properties to borrowers who are typically seeking short-term capital to be used in an acquisition, development or refinancing of real estate. The borrower may have identified an undervalued asset that has been undermanaged or is located in a recovering market. If the market in which the asset is located fails to recover according to the borrower’s projections, or if the borrower fails to improve the quality of the asset’s management or the value of the asset, the borrower may not receive a sufficient return on the asset to satisfy the transitional mortgage loan, and the Company may not recover some or all of the Company’s investment. During periods in which there are decreases in demand for certain properties as a result of macroeconomic factors, reductions in the financial resources of tenants, and defaults by borrowers or tenants, borrowers face additional challenges in transitioning properties. Market downturns or other adverse macroeconomic factors may affect transitional loans in the Company’s portfolio more adversely than loans secured by more stabilized assets.

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

The Company’s primary interest rate exposures will relate to the yield on the Company’s investments and the financing cost of the Company’s debt, as well as the Company’s interest rate swaps that the Company utilizes for hedging purposes. In 2022 and 2023, market interest rates rose markedly and rapidly primarily as a result of the Federal Reserve's actions to curb rapidly rising inflation, which has led to a significant slowdown in real estate transactions and less capital available in the marketplace to finance real estate projects. Notwithstanding the current period of relatively high interest rates, the U.S. Federal Reserve began decreasing rates in 2024 and has indicated that it may further decrease interest rates in 2025. Changes in interest rates will affect the Company’s net interest income, which is the difference between the interest income the Company earns on the Company’s interest-earning investments and the interest expense the Company incurs in financing these investments. Interest rate fluctuations resulting in the Company’s interest expense exceeding interest income would result in operating losses for the Company. Changes in the level of interest rates also may affect the Company’s ability to invest in investments, the value of the Company’s investments and the Company’s ability to realize gains from the disposition of investments. Changes in interest rates may also affect borrower default rates.

To the extent that the Company’s financing costs will be determined by reference to floating rates, such as LIBOR or a Treasury index, plus a margin, the amount of such costs will depend on a variety of factors, including, without limitation, (a) for collateralized debt, the value and liquidity of the collateral, and for non-collateralized debt, the Company’s credit, (b) the level and movement of interest rates, and (c) general market conditions and liquidity. In a period of rising interest rates, the Company’s interest expense on floating rate debt would increase, while any additional interest income the Company earns on the Company’s floating rate investments may not compensate for such increase in interest expense. At the same time, the interest income the Company earns on the Company’s fixed-rate investments would not change, the duration and weighted average life of the Company’s fixed-rate investments would increase and the market value of the Company’s fixed-rate investments would decrease. Similarly, in a period of declining interest rates, the Company’s interest income on floating-rate investments would decrease, while any decrease in the interest the Company is charged on the Company’s floating-rate debt may not compensate for such decrease in interest income and interest the Company is charged on the Company’s fixed-rate debt would not change. Any such scenario could materially and adversely affect the Company. As of December 31, 2024, the Company is primarily exposed to rising interest rates through the floating rates on one loan and a revolving credit facility. The Company has mitigated this risk using hedging instruments on the one loan and by paying down the revolving credit facility.

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

Similarly, changes in federal policy that affect the geopolitical landscape could give rise to circumstances outside the Company’s control that could have negative impacts on the Company’s business operations. During the prior Trump administration, increased tariffs were implemented on goods imported into the U.S., particularly from China, Canada, and Mexico. As China was and is a major global exporter of steel, solar panels, and aluminum, the tariffs on these specific imports led to a trade war between not only the U.S. and China, but also between the U.S. and the international community. Other countries, including China, Canada, and the EU, implemented retaliatory tariffs in response to these policies on U.S. goods. During the 2024 presidential campaign, President Trump pledged to impose an additional 25% tariff on certain exports from Canada and Mexico, and up to an additional 60% tariff on certain exports from China. These and similar types of trade policies could lead to issues with global supply chains on a macroeconomic scale, including steel, pharmaceuticals, and construction equipment, all of which are critical to the Company and the Company's tenant's businesses. For example, some of the Company's tenants are in the pharmaceutical industry. As China is a global leader in the market for active pharmaceutical ingredients, the imposition of tariffs, especially at such unprecedented rates, could potentially raise the cost of generic drugs in the U.S., which would in turn have direct consequences on our tenants in the pharmaceutical industry. Such tariffs and changes to U.S. trade policy previously had, and in the future could, lead to further adverse effects on the U.S. domestic economy and the Company or the Company's tenant's businesses.

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

If there is a shortfall between the revenues from the Company’s real estate investments and the cash flow needed to service the Company’s borrowings, then the amount available for distributions to stockholders may be reduced. In addition, incurring mortgage debt increases the risk of loss since defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. In that case, the Company could lose the investment securing the Company’s borrowings that is in default, thus reducing the value of the Company’s stockholders’ investment. The Company may give full or partial guarantees to lenders of the Company’s borrowings to the entities that own the Company’s investments. When the Company provides a guaranty on behalf of an entity that owns one of the Company’s investments, the Company will be responsible to the lender for satisfaction of the debt if it is not paid by such entity. If any mortgages contain cross-collateralization or cross-default provisions, a default on a single investment could affect multiple investments. If any of the Company’s investments are foreclosed upon due to a default, the Company’s ability to pay cash distributions to the

Company’s stockholders will be adversely affected, which could result in the Company’s losing the Company’s REIT status and would result in a decrease in the value of the Company’s stockholders’ investment. As of December 31, 2024, the Company’s debt to tangible assets ratio was 52.9%.

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

Economic events affecting the U.S. economy, such as the general negative performance of the real estate sector or market volatility could cause the Company’s stockholders to seek to sell their shares to the Company pursuant to the Company’s share repurchase plan at a time when such events are adversely affecting the performance of the Company’s assets. Even if the Company decides to satisfy all resulting repurchase requests, the Company’s cash flow could be materially adversely affected. In addition, if the Company determines to sell assets to satisfy repurchase requests, the Company may not be able to realize the return on such assets that the Company may have been able to achieve had the Company sold at a more favorable time, and the Company’s results of operations and financial condition, including, without limitation, breadth of the Company’s portfolio by property type and location, could be materially adversely affected.

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
•
acquisitions of investments and originations of loans, which entitle the Advisor to asset management fees regardless of the quality or performance of the investment or loan and, in the case of acquisitions of investments from other Cantor Companies or affiliates, might entitle affiliates of the Advisor to disposition fees and other fees in connection with its services for the seller;
•
borrowings to acquire investments and to originate loans, which borrowings will increase the asset management fees payable to the Advisor;
•
whether and when the Company seeks to list the Company's common stock on a national securities exchange, which listing could entitle an affiliate of the Company's advisor to have their special units redeemed; and
•
whether and when the Company seeks to sell the Company or its assets, which sale could entitle CFI to reimbursement of the selling commissions and all of the dealer manager fees ("Sponsor Support"), relating to the payment of certain initial public offering expenses.

The fees the Advisor receives in connection with transactions involving the acquisition or origination of an asset are based on the cost of the investment, and not based on the quality of the investment or the quality of the services rendered to the Company. This may influence the Advisor to recommend riskier transactions to the Company.

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

If approved by a majority of the Company’s independent directors, the Company may enter into joint venture agreements with other Cantor Companies or affiliated entities for the acquisition, development or improvement of properties or other investments. The Advisor and its affiliates, the advisors to the other Cantor Companies and the investment advisers to institutional investors in real estate and real estate-related assets, have some of the same executive officers, directors and other key real estate professionals, and these persons will face conflicts of interest in determining which program or investor should enter into any particular joint venture agreement. These persons may also face a conflict in structuring the terms of the relationship between the Company’s interests and the interests of the Cantor-affiliated co-venturer and in managing the joint venture. Any joint venture agreement or transaction between the Company and a Cantor-affiliated co-venturer will not have the benefit of arm’s-length negotiation of the type normally conducted between unrelated co-venturers. The Cantor-affiliated co-venturer may have economic or business interests or goals that are or may become inconsistent with the Company’s business interests or goals. As a result, these co-venturers may benefit to the Company’s and the Company’s stockholders’ detriment. As of December 31, 2024, a majority of the Company’s investments have been initially structured as joint ventures with Cantor Companies and their affiliates.

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

If the Company pays distributions from sources other than the Company’s cash flow from operations, the Company will have less cash available for investments, the Company may have to reduce the Company’s distribution rate, the Company’s net asset value may be negatively impacted and the Company’s stockholders overall return may be reduced. As of December 31, 2024, the Company has declared cumulative distributions of $95,295,921, of which 16% of the Company's cash distributions were paid using sources other than the cash flow from operations, including borrowings and proceeds from the Offerings. For the year ended December 31, 2024, 100% of the Company's cash distributions were paid using sources from the Company's cash flow from operations.

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

If the Company raises substantial proceeds from the Offerings in a short period of time, the Company may not be able to invest all of the Company's Follow-On Offering proceeds promptly, which may cause the Company’s distributions and the Company’s stockholders’ investment returns to be lower than they otherwise would be.

The more shares the Company sells in the Company’s Offerings, the greater the Company’s challenge will be to invest all of the proceeds. The large size of the Company's Offerings increases the risk of delays in investing the Company’s net proceeds promptly and on attractive terms. Pending investment, the net proceeds of the Offerings may be invested in permitted temporary investments, which include short-term United States government securities, bank certificates of deposit and other short-term liquid investments. The rate of return on these investments, which affects the amount of cash available to make distributions to stockholders, has fluctuated in recent years and most likely will be less than the return obtainable from the type of investments in the real estate industry the Company seeks to acquire or originate. Therefore, delays the Company encounters in the selection, due diligence and acquisition or origination of investments would likely limit the Company’s ability to pay distributions to the Company’s stockholders and lower their overall returns. In addition, cash and cash equivalents may potentially subject the Company to concentration of risk and at times, balances with any one financial institution may exceed the Federal Deposit Insurance Corporation insurance limits. As of December 31, 2024, the Company had approximately $36.1 million of unrestricted cash and cash equivalents.

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

The valuation methodologies used to value the Company’s properties and certain real estate-related assets involve subjective judgments regarding such factors as comparable sales, rental revenue and operating expense data, the capitalization or discount rate, and projections of future rent and expenses based on appropriate analysis. In addition, the Company generally does not undertake to mark to market the Company’s debt investments or real estate-related liabilities, but rather these assets and liabilities are usually included in the Company’s determination of NAV at an amount determined in accordance with GAAP. As a result, valuations and appraisals of the Company’s properties, real estate-related assets and real estate-related liabilities are only estimates of current market value. Ultimate realization of the value of an asset or liability depends to a great extent on economic and other conditions beyond the Company’s control and the control of the Independent Valuation Firm (as defined below) and other parties involved in the valuation of the Company’s assets and liabilities. Further, these valuations may not necessarily represent the price at which an asset or liability would sell, because market prices of assets and liabilities can only be determined by negotiation between a willing buyer and seller. Valuations used for determining the Company’s NAV also are generally made without consideration of the expenses that would be incurred in connection with disposing of assets and liabilities. Therefore, the valuations of the Company’s properties, the Company’s investments in real estate-related assets and the Company’s liabilities may not correspond to the timely realizable value upon a sale of those assets and liabilities. The Company’s NAV does not currently represent enterprise value and may not accurately reflect the actual prices at which the Company’s assets could be liquidated on any given day, the value a third party would pay for all or substantially all of the Company’s shares, or the price that the Company’s shares would trade at on a national stock exchange. There will be no retroactive adjustment in the valuation of such assets or liabilities, the price of the Company’s shares of common stock, or the price the Company paid to repurchase shares of the Company’s common stock to the extent such valuations prove to not accurately reflect the true estimate of value and are not a precise measure of realizable value. Because the price stockholders will pay for the Company’s shares, and the price at which the stockholders’ shares may be repurchased by the Company pursuant to the Company’s share repurchase program, will be based on the Company’s NAV per share, the stockholder may pay more than realizable value or receive less than realizable value for the stockholder’s investment.

In order to disclose a monthly NAV, the Company is reliant on the parties that the Company engages for that purpose, in particular Robert A. Stanger & Co. (the “Independent Valuation Firm”) and the appraisers that the Company will hire to value and appraise the Company’s real estate portfolio.

In order to disclose a monthly NAV, the Company’s board of directors, including a majority of the Company’s independent directors, has adopted valuation procedures and has engaged independent third parties, such as the Independent Valuation Firm to value the Company’s investment assets and liabilities and to calculate the Company’s NAV on a monthly basis, and independent appraisal firms, to provide periodic appraisals with respect to the Company's properties. The Company may also engage other independent third parties to assist in the valuation of the Company’s investment assets and liabilities. The Company’s board of directors, including a majority of the Company’s independent directors, may replace the Independent Valuation Firm with another third party or retain another third-party firm to calculate the NAV for each of the Company’s share classes, if it is deemed appropriate to do so. Although the Company’s board of directors, with the assistance of the Advisor, oversees all of these parties and the reasonableness of their work product, the Company will not independently verify the Company’s NAV or the components thereof, such as the appraised values of the Company’s properties. The Company’s management’s assessment of the market values of the Company’s properties may also differ from the appraised values of the Company’s properties as determined by the Independent Valuation Firm. If the parties engaged by the Company to determine the Company’s monthly NAV are unable or unwilling to perform their obligations to the Company, the Company’s NAV could be inaccurate or unavailable, and the Company could decide to suspend the Offerings and the Company’s share repurchase program.

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

The Company's Amended Advisory Agreement provides that any operating expenses which have not been invoiced by the Advisor will not become the Company’s obligations. Without these provisions in the Company's Amended Advisory Agreement, such operating expenses, if invoiced, would likely be recorded as liabilities of the Company, which, in turn, would likely have a negative effect on the Company’s NAV per share. The Company's Amended Advisory Agreement provides that the Advisor will not invoice the Company for any reimbursement if the impact of such would result in the incurrence of an obligation in an amount that would result in the Company’s NAV per share for any class of shares to be less than $25.00. The Company may, however, incur and record an obligation to reimburse the Advisor, even if it would result in the Company’s NAV per share for any class of shares for such quarter to be less than $25.00, if the Company’s board of directors determines that the reasons for the decrease of the Company’s NAV per share below $25.00 were unrelated to the Company’s obligation to reimburse the Advisor for operating expenses. The Company's Amended Advisory Agreement also provides that the Advisor may be reimbursed for previously unbilled operating expenses for prior periods in any subsequent quarter, subject to certain limitations, including the limitation related to the NAV per share of $25.00 referenced above and the 2%/25% Guidelines. The incurrence of previously unbilled operating expenses likely will have a negative effect on the Company’s NAV per share. As of December 31, 2024, the Advisor has incurred $18,253,132 of Unreimbursed Operating Expenses (as defined below), including $3,593,924 of operating expenses incurred by the Advisor on the Company's behalf which have not been invoiced to the Company and also amounts invoiced to the Company by the Advisor but not yet reimbursed ("Unreimbursed Operating Expenses").

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

The Advisor and the special unit holder may choose to receive the Company’s common shares or operating partnership units in lieu of certain fees or distributions. In addition, the Company has issued in the past (and may issue in the future) shares of operating partnership units in exchange for certain real estate equity interests. The holders of all operating partnership units will be entitled to receive cash from operations pro rata with the distributions being paid to the Company and such distributions to the holders of operating partnership units will reduce the cash available for distribution to the Company and to the Company’s stockholders. Repurchases of any of the Company’s shares or operating partnership units that were received by the Advisor in lieu of a cash asset management fee are not subject to the monthly and quarterly volume limitations or the 5% holding discount under the Company’s share repurchase program, and such sales receive priority over other shares being put for repurchase during such period. Repurchases of any of the Company’s shares or operating partnership units that were received by the special unit holder in lieu of a cash distribution with respect to its performance participation allocation are not subject to the 5% holding discount under the Company’s share repurchase program, but, in the case of shares, such repurchases are subject to the monthly and quarterly volume limitations and do not receive priority over other shares being put for repurchase during such period. Notwithstanding the foregoing, the Company has adopted a policy in which the approval of a majority of independent directors is required for any repurchase requests submitted by the Advisor that when combined with any stockholder repurchase requests would cause the Company to exceed the 2% monthly or 5% quarterly limitations on repurchases. As part of such approval, a majority of independent directors must determine that the repurchase will not impair the Company's capital or operations and be consistent with the fiduciary duties of the Company's directors.

The Company’s ability to implement the Company’s investment strategy is dependent, in part, upon the ability of the Company’s Dealer Manager to successfully conduct the Offerings, which makes an investment in the Company more speculative.

The Company has retained Cantor Fitzgerald & Co., an affiliate of CFI and the Advisor, to conduct the Offerings as the Company’s Dealer Manager. The success of the Offerings, and the Company’s ability to implement the Company’s business strategy, is dependent upon the ability of the Dealer Manager to build and maintain a network of broker-dealers to sell the Company’s shares to their clients. If the Dealer Manager is not successful in establishing, operating and managing this network of broker-dealers, the Company’s ability to raise proceeds through the Offerings will be limited and the Company may not have adequate capital to implement the Company’s investment strategy. In addition, if the Dealer Manager has difficulties selling the Company’s shares of common stock, the amount of proceeds the Company raises in the Offerings may be substantially less than the amount the Company would need to create a diversified portfolio of investments, which could result in less diversification in terms of the type, number and size of investments that the Company makes. If the Company is unsuccessful in implementing the Company’s investment strategy, stockholders could lose all or a part of their investment. As of December 31, 2024, the Company had outstanding gross proceeds of $335,832,758 in the Offerings.

The loss of or the inability to obtain key real estate professionals at the Advisor could delay or hinder implementation of the Company’s investment strategies, which could limit the Company’s ability to make distributions and decrease the value of the Company’s stockholders’ investment.

The Company’s success depends upon the contributions of Messrs. Lutnick, Milner and Pion. The Advisor does not have an employment agreement with any of these key personnel and the Company cannot guarantee that all, or any particular one, will remain affiliated with the Company and/or the Advisor. On February 18, 2025, Howard W. Lutnick was confirmed by the United States Senate as the 41st Secretary of Commerce. Following his confirmation, on February 18, 2025, Mr. Howard Lutnick stepped down as Chairman of the Board and Chief Executive Officer of the Company. On March 5, 2025, the Company appointed Brandon Lutnick, son of Mr. Howard Lutnick, to serve as a member of the Board. On March 5, 2025, the Company appointed William Ferri as Chief Executive Officer of the Company. If any of these persons were to cease their association with the Company, whether because they are internalized into other Cantor sponsored programs, or otherwise, the Company’s operating results could suffer. The Company does not intend to maintain key person life insurance on any person. The Company believes that the Company’s future success depends, in large part, upon the Advisor’s and its affiliates’ ability to attract and retain highly skilled managerial, operational and marketing professionals. There is competition for such professionals, and the Advisor and its affiliates may be unsuccessful in attracting and retaining such skilled individuals. If the Company loses or are unable to obtain the services of highly skilled professionals the Company’s ability to implement the Company’s investment strategies could be delayed or hindered, and the value of the Company’s stockholders’ investment may decline.

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

Maryland law provides that a director has no liability in that capacity if he performs his duties in good faith, in a manner he reasonably believes to be in the Company’s best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. The Company’s charter provides that no independent director shall be liable to the Company or the Company’s stockholders for monetary damages and that the Company will generally indemnify them for losses unless they are grossly negligent or engage in willful misconduct. As a result, the Company’s stockholders and the Company may have more limited rights against the Company’s independent directors than might otherwise exist under common law, which could reduce the Company’s stockholders and the Company’s recovery from these persons if they act in a negligent manner. In addition, the Company may be obligated to fund the defense costs incurred by the Company’s independent directors (as well as by the Company’s other directors, officers, employees (if the Company ever has employees and agents) in some cases, which would decrease the cash otherwise available for distribution.

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

The Company’s share repurchase program contains significant restrictions and limitations. For example, only stockholders who purchase their shares directly from the Company or who received their shares through a non-cash transaction, not in the secondary market, are eligible to participate and if holders of shares do not hold their shares for a minimum of one year, then they will only be eligible for repurchase at 95% of the transaction price that would otherwise apply. The Company may choose to redeem fewer shares than have been requested in any particular month to be repurchased under the Company’s share repurchase program, or none at all, in the

Company’s discretion at any time. The Company may repurchase fewer shares than have been requested to be repurchased due to lack of readily available funds because of adverse market conditions beyond the Company’s control, the need to maintain liquidity for the Company’s operations or because the Company has determined that investing in real property or other illiquid investments is a better use of the Company’s capital than the repurchase of the Company’s shares. In addition, the total amount of shares that may be repurchased under the Company’s share repurchase program is limited, in any calendar month, to shares whose aggregate value (based on the transaction price per share on the date on the repurchase) is 2% of the Company’s aggregate NAV as of the last calendar day of the previous month and during any calendar quarter whose aggregate value (based on the transaction price per share in effect when the repurchase is effected) is up to 5% of the Company’s aggregate NAV as of the last calendar day of the prior calendar quarter. For the quarter ended December 31, 2024, the Company repurchased 654,890 shares of the Company's common stock, of which the company fulfilled 72% of requested repurchases in October 2024, and 93% of requested repurchases in December 2024.

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

Economic events may cause stockholders to request that the Company repurchase their shares, which may materially adversely affect the Company’s cash flow, results of operations and financial condition.

Economic events affecting the U.S. economy, such as the general negative performance of the real estate sector or market volatility (including as a result of the ongoing conflicts in Israel and Ukraine), could cause the Company’s stockholders to seek to sell their shares to the Company pursuant to the share repurchase plan at a time when such events are adversely affecting the performance of the Company’s assets. Even if the Company decides to satisfy all resulting repurchase requests, the Company’s cash flow could be materially adversely affected. In addition, if the Company determines to sell assets to satisfy repurchase requests, the Company may not be able to realize the return on such assets that the Company may have been able to achieve had the Company sold at a more favorable time, and the Company’s results of operations and financial condition, including, without limitation, breadth of our portfolio by property type and location, could be materially adversely affected.

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

If the Company determines that the Company would be negatively impacted by this rule and provided that the Company qualifies as a “real property trade or business,” an election could be made to permit the Company to deduct 100% of the interest expense. If such an election is made, the electing “real property trade or business” is thereafter required to use the less favorable alternative depreciation system to depreciate real property used in its trade or business. Under the TCJA, the alternative depreciation system lives are as follows: 30 years for residential real property (previously 40 years), 40 years for non-residential property (no change), and 20 years for qualified improvement property (previously 40 years). For this purpose, a “real estate trade or business” is any real property development, redevelopment, construction, reconstruction, acquisition, conversion, rental, operation, management, leasing, or brokerage trade or business. The Company believes that the Company would qualify as a “real property trade or business”, however, the Company will not seek a tax opinion or guidance from the IRS with respect to this determination. There is no statutory provision or other authority grandfathering existing debt from this limitation.

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

Non-U.S. stockholders may be subject to U.S. federal income and withholding tax on dividends and other distributions received from the Company and upon the disposition of shares of the Company's stock.

Subject to certain exceptions, amounts paid to non-U.S. stockholders will be treated as dividends for U.S. federal income tax purposes to the extent of the Company’s current or accumulated earnings and profits. Such dividends ordinarily will be subject to U.S. withholding tax at a flat 30% rate, or such lower rate as may be specified by an applicable income tax treaty, unless the dividends are treated as “effectively connected” with the conduct by the non-U.S. stockholder of a U.S. trade or business (“effectively connected income”, or “ECI”).

Distributions paid to non-U.S. stockholders, to the extent attributable to gains from the Company’s sale of U.S. real property interests (“USRPIs”), will generally be treated as ECI that is subject to U.S. federal income tax at capital gain rates (currently up to 20% for non-corporate stockholders and 21% for stockholders that are corporations); such income tax is collectible through withholding from the distribution at a 21% rate; the ECI will require the filing of a U.S. tax return by such non-U.S. stockholder; and the ECI may be subject to an additional branch profits tax at a 30% rate in the case of a non-U.S. stockholder that is a corporation.

Gain recognized by a non-U.S. stockholder upon the sale or exchange of shares of the Company's stock generally will not be subject to U.S. federal income taxation unless such stock constitutes a USRPI. The Company’s stock will not be a USRPI if, as expected, the Company is and continues to be a “domestically-controlled qualified investment entity.”

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

Losses from disaster-type occurrences (such as wars, terrorist activities, floods, earthquakes, or fires) may be either uninsurable or not insurable on economically viable terms. Should an uninsured loss or a loss in excess of the limits of the Company’s insurance occur, the Company could lose the Company’s capital investment and/or anticipated profits and cash flow from one or more investments, which in turn could cause the value of the shares and distributions to the Company’s stockholders to be reduced.

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

Item 3. Legal Proceedings.

From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business. As of December 31, 2024, the Company was not involved in any material legal proceedings.

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

Prior to the commencement of the Follow-On Offering, the Company determined its NAV as of the end of each quarter. Upon commencement of the Follow-On Offering, the Company started determining its NAV on a monthly basis, beginning with determination of NAV as of July 31, 2020. As of December 31, 2024, the Company’s NAV was $20.70 per Class AX share, Class IX share, Class I share, and Class D share, $20.69 per Class TX share, Class T share and Class S share, $20.70 per Class I OP unit, and $20.69 per Class T OP unit. The Company is offering shares related to the Follow-On Offering and the Third Offering at the “transaction price,” plus applicable upfront selling commissions and dealer manager fees. The “transaction price” generally will be equal to the most recently determined NAV per share as of the end of the prior month. However, the Company may offer shares at a price that we believe reflects the NAV per share of such stock more appropriately than the prior month’s NAV per share, including by updating a previously disclosed transaction price, in cases where the Company believes there has been a material change (positive or negative) to the Company’s NAV per share since the end of the prior month. Subsequent to December 31, 2024, the Company has determined NAVs per share as of January 31, 2025 and February 29, 2025. As of January 31, 2025, the Company reported NAV of $20.60 per Class AX share, Class IX share, Class I share, Class D share and Class I OP unit, $20.59 per Class TX share, Class T share, Class S share and Class T OP unit. As of February 28, 2025, the Company reported NAV of $20.32 per Class AX share, Class IX share, Class I share, Class D share, and Class I OP unit, $20.30 per Class TX share, and Class S share, and $20.31 per Class T share, and Class T OP unit. These NAVs per share as of January 31, 2025 and February 28, 2025 were determined in accordance with the Company’s valuation policy and procedures set forth in the Company’s prospectus for the then current offering. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Net Asset Value” for additional information regarding the Company’s NAV methodology.

The Company’s shares of common stock consist of Class AX shares, Class TX shares, Class IX shares, Class D shares, Class T shares, Class S shares and Class I shares, all of which are collectively referred to herein as shares of common stock. As of December 31, 2024, the Company’s total number of authorized common shares was 400,000,000, consisting of 10,000,000 of Class AX authorized common shares, 5,000,000 of Class TX authorized common shares, 5,000,000 of Class IX authorized common shares, 100,000,000 of Class T authorized common shares, 20,000,000 of Class S authorized common shares, 60,000,000 of Class D authorized common shares, and 200,000,000 of Class I authorized common shares. The Class AX Shares, Class IX Shares, Class I Shares, Class D Shares, Class S Shares, Class T Shares and Class TX Shares have the same voting rights and rights upon liquidation, although distributions are expected to differ due to the distribution fees payable with respect to Class D Shares, Class S Shares, Class T Shares and Class TX Shares, which will reduce distributions to the holders of such classes of shares.

Stockholders

As of March 25, 2025, the Company had an aggregate of 12,531,557 shares of its common stock (consisting of 3,459,039 Class AX shares, 6,117 Class TX shares, 1,131,324 Class IX shares, 5,932,496 Class I shares, 1,432,180 Class T shares, 565,022 Class D shares, 5,379 Class S shares) in the Offerings held by 5,520 stockholders of record.

Distributions

The Company’s board of directors has authorized, and the Company has declared, distributions through August 31, 2020 in an amount equal to $0.004253787, and for the period September 1, 2020 through April 1, 2025 in an amount equal to $0.004234973 per day (or approximately $1.55 on an annual basis) per each share of common stock, less, for holders of certain classes of shares, the distribution fees that are payable with respect to such classes of shares as further described in the applicable prospectus. The distributions were payable by the 5th business day following each month end to stockholders of record at the close of business each day during the prior month.

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

For the years ended December 31, 2024 and December 31, 2023, the Company has declared distributions of $21,082,652 and $23,412,471, respectively, of which $1,645,729 and $1,922,448, respectively, was unpaid as of the respective reporting dates and has been recorded as Distributions payable on the accompanying consolidated balance sheets. All of the unpaid distributions as of December 31, 2024 and December 31, 2023 were paid during January 2025 and January 2024, respectively. For the years ended December 31, 2024, and December 31, 2023, distributions reinvested pursuant to the Company’s DRP were $5,575,253 and $6,197,874 respectively.

The following table provides information regarding distributions declared by the Company for the years ended December 31, 2024 and December 31, 2023.

	Year Ended December 31, 2024	Year Ended December 31, 2023
Distributions
Paid in cash	$13,861,670	$15,292,149
Payable	1,645,729	1,922,448
Reinvested in shares	5,575,253	6,197,874
Total distributions	$21,082,652	$23,412,471

Distribution Reinvestment Plan

The Company is offering up to $250 million in shares pursuant to the Company’s DRP at the then current NAV per share amount. The Company reserves the right to reallocate the shares the Company is offering among the Company’s classes of common stock and between the primary offering and the Company’s DRP. The Company will not pay any selling commissions, dealer manager fees or distribution fees on shares sold pursuant to the Company’s DRP. The amount available for distributions on all Class TX Shares, Class D shares, Class T shares and Class S shares will be reduced by the amount of distribution fees payable with respect to the Class TX shares, Class D shares, Class T shares and Class S shares issued in the Offerings. All Class TX shares, Class D shares, Class T shares and Class S shares will receive the same per share distributions. The Company may amend or terminate the DRP for any reason at any time upon 10 days’ notice to the participants. The Company may provide notice by including such information (a) in a Current Report on Form 8-K or in the Company’s annual or quarterly reports, all publicly filed with the SEC or (b) in a separate mailing to the participants. As of December 31, 2024, cumulative distributions reinvested pursuant to the Company’s DRP were $28,920,988.

Sales of Unregistered Securities

During the years ended December 31, 2024, 2023 and 2022 the Company did not complete any sales of unregistered securities.

Amended and Restated Share Repurchase Program

Stockholders eligible to have their shares repurchased by the Company pursuant to the Fourth Amended and Restated Share Repurchase Program (“Amended SRP”).

The Amended SRP included numerous restrictions that limit stockholders’ ability to have their shares repurchased. If repurchase requests, in the business judgment of the Company’s board of directors, place an undue burden on the Company’s liquidity, adversely affect its operations or risk having an adverse impact on stockholders whose shares are not repurchased, then the Company’s board of directors may terminate, suspend or amend the share repurchase program at any time without stockholder approval, if it deems such action to be in the best interest of the stockholders; provided that the board of directors cannot terminate the share repurchase program absent a liquidity event which results in the Company’s stockholders receiving cash or securities listed on a national securities exchange or where otherwise required by law (including in the event that the Company’s shares ever become listed on a national securities exchange or in the event a secondary market for shares of the Company’s common stock develops). Upon suspension of the share repurchase program, the board of directors is required to consider at least quarterly whether the continued suspension of the program is in the best interest of the Company and its stockholders; however, the board of directors is not required to authorize the re-commencement of the share redemption program within any specified period of time. In addition, the Company’s board of directors may determine to suspend the share repurchase program due to regulatory changes, changes in law or if the Company's board of directors becomes aware of undisclosed material information that it believes should be publicly disclosed before shares are repurchased. Material modifications, including any reduction to the monthly or quarterly limitations on repurchases, and suspensions of the program will be promptly disclosed to stockholders in a prospectus supplement (or post-effective amendment if required by the Securities Act) or current report on Form 8-K filed with the SEC. Any material modifications will also be disclosed on the Company's website. Further, the Amended SRP will be terminated in the event that the Company’s shares ever become listed on a national securities exchange or in the event a secondary market for the Company’s common stock develops.

Repurchases of shares under the Amended SRP are made on a monthly basis. Subject to the limitations of and restrictions provided for in the Amended SRP, and subject to funds being available, shares repurchased under the Amended SRP are repurchased at the transaction price in effect on the date of repurchase, which, generally will be a price equal to the NAV per share applicable to the class of shares being repurchased and most recently disclosed by the Company in a public filing with the SEC. Under the Amended SRP, the Company may repurchase during any calendar month shares of its common stock whose aggregate value (based on the repurchase price per share in effect when the repurchase is effected) is 2% of the aggregate NAV as of the last calendar day of the previous month and during any calendar quarter whose aggregate value (based on the repurchase price per share in effect when the repurchase is effected) is up to 5% of the Company’s aggregate NAV as of the last calendar day of the prior calendar quarter. In the fourth quarter of 2024, the Company received repurchase requests that exceeded the 2% monthly limit and 5% quarterly limit under the Company's Amended SRP. Therefore, as a result of the aforementioned monthly and quarterly limits, the Company repurchased less than the full amount of shares requested during the fourth quarter of 2024.

The table below summarizes the redemption activity for the quarter ended December 31, 2024:

For the Month Ended	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Redeemed as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Redeemed Under the Plans or Programs(1)(2)
October 31, 2024	277,629	$20.15	277,629	—
November 30, 2024	273,957	$20.24	273,957	—
December 31, 2024	103,306	$20.12	103,306	—
Total	654,892	$20.18	654,892	—

Note: (1) The Company limits the number of shares that may be redeemed under the program as described above.

(2) For the quarter ended December 31, 2024, the Company received repurchase requests that exceeded both its monthly 2% of NAV and quarterly 5% of NAV limits. In accordance with the Company's Amended SRP, the Company fulfilled 72% of requested repurchases in October 2024, and 93% of requested repurchases in December 2024.

During the years ended December 31, 2024 and December 31, 2023, the Company repurchased 2,802,520 and 2,536,552 shares, respectively, in the amount of $59,611,544 and $63,283,512, respectively.

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

Results of Operations” and the consolidated financial statements and the related notes thereto that appear on pages F-1 to F-46 of this report.

	As of and for the year ended
	December 31, 2024	December 31, 2023
Operating Data:
Total revenues	$95,537,590	$90,630,435
Total operating expenses	(78,811,836)	(81,015,481)
Total other income (expense)	(28,472,753)	(20,963,493)
Net income (loss)	$(11,746,999)	$(11,348,539)

Per Share Data:
Net income (loss) per share of common stock	$(0.66)	$(0.44)
Distributions declared per share of common stock	$0.004247516	$0.004247516

Balance Sheet Data:
Total assets	$1,126,048,172	$1,143,502,493
Total liabilities	$616,254,273	$591,996,114
Total equity	$509,793,899	$551,506,379

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

As of March 25, 2025, the Company had 3,459,039 Class AX shares, 6,117 Class TX shares, 1,131,324 Class IX shares, 1,432,180 Class T shares, 565,022 Class D shares, 5,379 Class S shares, and 5,932,496 Class I shares of common stock in the Offerings, as well as 534,195 Class AX shares, 127,784 Class TX shares, 149,345 Class IX shares, 70,790 Class T shares, 34,494 Class D shares, 373 Class S shares, and 342,248 Class I shares in the DRP for aggregate net proceeds of $321,543,635 in the Offerings.

Prior to the commencement of the Follow-On Offering, the Company determined its NAV as of the end of each quarter. NAV, as defined, is calculated consistent with the procedures set forth in the Company’s prospectus and excludes any O&O Costs, with such costs to be reflected in the Company’s NAV to the extent the Company reimburses the Advisor for these costs. Upon commencement of the Follow-On Offering, the Company started determining its NAV on a monthly basis, beginning with the determination of NAV as of July 31, 2020. As of December 31, 2024, the Company’s NAV was $20.70 per Class AX share, Class IX share, Class I share, and Class D share, $20.69 per Class TX share, Class T share and Class S share, $22.70 per Class I OP units, and $20.69 per Class T OP units. For further discussion of the Company’s NAV calculation, please see “—Net Asset Value”.

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

As of December 31, 2024, the Company had made the following investments:

•
the GR Property
•
the FM Property
•
the CO Property
•
the Lewisville Property
•
controlling interest in the Net Lease DST
•
majority interest in a joint venture that owns the SF Property
•
the Buchanan Property
•
interest in the Station DST
•
majority interest in the Keller DST
•
controlling interest in the Summerfield DST
•
the Madison Ave Property
•
controlling interest in the Valencia DST
•
the De Anza Property
•
controlling interest in the Kacey DST
•
controlling interest in the Industry DST
•
the Fisher Road Property
•
controlling interest in the Longmire Property
•
controlling interest in the ON3 DST
•
controlling interest in the West End DST
•
controlling interest in the Palms DST
•
the Mount Comfort Land
•
controlling interest in the Pearland DST
•
controlling interest in the WAG Portfolio DST

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

Operating Highlights

2024 Activity

•
Raised 781,414 shares of common stock in the Offerings for gross proceeds of approximately $17 million. Repurchased 2,802,519 shares of common stock in the Offerings for gross proceeds of approximately $60 million.
•
Sold the Company's investment in Class D BMO 2023-5C2 CMBS for $4,274,997, resulting in a realized gain of $711,645.

•
Sold the Company's investment in Class D BMO 2023-5C1 CMBS for $6,125,000, resulting in a realized gain of $923,276.
•
On September 1, 2024, the Operating Partnership issued 761,971 Class I OP units in exchange for a controlling interest of 100% in the WAG Portfolio Property.
•
On July 22, 2024, the Company, through the Operating Partnership, acquired the remaining interest in the Keller Property for $1,430,000. Additionally, on July 24, 2024 the Keller Property was transferred into the Keller DST as part of a larger restructuring. To refinance the existing loan, the Keller DST entered into a new loan agreement with Insurance Strategy Funding Corp. LLC for $33,500,000 with the proceeds used to pay off the original loan on the Keller Property.
•
On October 25, 2024, the Company disposed of its investments in the PA Property and IL Property for approximately $21.3 million, resulting in a loss of $3,385,131.
•
On October 29, 2024, the Company reduced its Citizens Facility balance by $31 million.
•
On December 2, 2024, the Operating Partnership issued 810,454 Class I OP units, 562,333 Class T OP units, and $2.1 million in cash in exchange for 75% of the outstanding equity interests in the Summerfield DST.

Portfolio Information

As of December 31, 2024, the Company owned interests in 34 real properties and a plot of land as described below:

Portfolio	Ownership Percentage	Location	Number of Properties	Square Feet/ Acre	Remaining Lease Term(1)	Acquisition Date	Purchase Price(3)
Walgreens Grand Rapids ("GR Property")	100%	Grand Rapids, MI	1	14,552	12.6 years(2)	July 2017	$7,936,508
CF Net Lease Portfolio IV DST ("Net Lease DST Properties")	0%	Various	7	103,537	11.9 years	September 2017	$35,706,642
Daimler Trucks North America Office Building ("FM Property")	100%	Fort Mill, SC	1	150,164	4.0 years	February 2018	$40,000,000
Alliance Data Systems Office Building ("CO Property")	100%	Columbus, OH	1	241,493	7.7 years	July 2018	$46,950,000
Hoya Optical Labs of America ("Lewisville Property")	100%	Lewisville, TX	1	89,473	3.5 years	November 2018	$14,120,000
Williams Sonoma Office Building ("SF Property")	75%	San Francisco, CA	1	13,907	0.0 years(5)	September 2019	$11,600,000
Martin Brower Industrial Buildings ("Buchanan Property")	100%	Phoenix, AZ	1	93,302	7.2 years	November 2019	$17,300,000
Multifamily Residential Property ("Keller Property")	5%	Carrolton, TX	1	255,627	multiple(4)	February 2021	$56,500,000
Multifamily Residential Property ("Summerfield Property")	100%	Landover, MD	1	452,876	multiple(4)	March 2021	$115,500,000
Amazon Last Mile Cleveland ("Madison Ave Property")	100%	Cleveland, OH	1	168,750	6.2 years	May 2021	$30,800,000
Valencia California ("Valencia Property")	10%	Santa Clarita, CA	1	180,415	11.0 years	July 2021	$92,000,000
De Anza Plaza Office Buildings ("De Anza Property")	100%	Cupertino, CA	1	83,959	6.6 years	July 2021	$63,750,000
Multifamily Residential Property ("Kacey Property")	10%	Kingwood, TX	1	296,991	multiple(4)	November 2021	$67,000,000
Multifamily Residential Property ("Industry Property")	10%	Columbus, OH	1	187,678	multiple(4)	December 2021	$81,000,000
Mars Petcare Dry/Cold Storage Facility ("Fisher Road Property")	100%	Columbus, OH	1	465,256	2.4 years	March 2022	$58,000,000
Multifamily Residential Property ("Longmire Property")	96.46%	Conroe, TX	1	231,720	multiple(4)	April 2022	$43,400,000
Office Tower ("ON3 Property")	10%	Nutley, NJ	1	332,818	14.0 years	April 2022	$131,667,000
Multifamily Residential Property ("West End Property")	10%	Lenexa, KS	1	299,813	multiple(4)	August 2022	$69,375,000
Multifamily Residential Property ("Palms Property")	10%	Houston, TX	1	222,672	multiple(4)	August 2022	$48,000,000
Land ("Mount Comfort Land")	100%	Greenfield, IN	0	1 - acre	11.3 years	October 2022	$445,000
Multifamily Residential Property ("Pearland Property")	5%	Pearland, TX	1	219,624	multiple(4)	June 2023	$40,500,000
CF WAG Portfolio DST ("WAG Portfolio Properties")	100%	Various	8	118,339	11.9 years	September 2024	$42,000,000
(1)
Reflects number of years remaining until the tenant’s first termination option.
(2)
On March 9, 2021, the tenant (Walgreens) of the Net Lease DST waived the lease termination option and extended the first-term maturity by five years to November 30, 2036. On March 14, 2022 the tenant (Walgreens) of the GR Property SPE waived the lease termination option and extended the non-cancelable term of the lease by five years to July 31, 2037.
(3)
Reflects the contract purchase price at 100% ownership as opposed to adjusted for current ownership percentage as applicable.
(4)
Indicates individual tenant leases (with 1-year average lease term) for the multifamily residential properties.
(5)
The lease with William Sonoma expired on December 31, 2021. As of March 31, 2025, the SF Property is vacant.

As of December 31, 2024, lease expirations related to the Company’s net lease portfolio of real estate assets, (excluding the SF Property), based on each asset’s fair value used in determining the Company's NAV, were as follows:

•
2024 – 0.0%
•
2025 – 0.0%
•
2026 – 0.0%
•
2027 – 16.6%
•
2028 – 15.3%
•
2029 – 0.0%
•
2030 – 0.0%
•
2031 – 26.7%
•
2032 – 20.4%
•
2033 – 0.0%
•
After 2034 – 21.0%

As of December 31, 2024, the industry concentration of the Company’s portfolio of real estate assets, based on each asset’s fair value used in determining the Company's NAV, was as follows:

•
Multifamily – 37.0%
•
Single Tenant Office – 28.5%
•
Single Tenant Industrial – 23.6%
•
Single Tenant Life Sciences – 1.6%
•
Single Tenant Necessity Retail – 9.3%

As of December 31, 2024, the geographic concentration of the Company’s portfolio of real estate assets, based on each asset’s fair value used in determining the Company's NAV, was as follows:

•
Ohio – 25.5%
•
Maryland – 22.0%
•
Texas – 15.8%
•
California – 13.5%
•
South Carolina – 6.2%
•
Wisconsin – 6.0%
•
Arizona – 5.2%
•
Other – 5.8%

As of December 31, 2024, the investment type concentration of the Company’s portfolio of real estate assets, based on each asset’s fair value used in determining the Company's NAV, was as follows:

•
Common Equity – 100%

As of December 31, 2024, the maturity concentration of debt secured by the Company's portfolio of real estate assets (including the Company's credit facility, which makes up all debt maturing in 2024 – 2025, and has a one-year extension option), based on principal balances and adjusted for ownership percentage, was as follows:

•
2024 – 0.0%
•
2025 – 22.6%
•
2026 – 10.3%

•
2027 – 1.0%
•
2028 – 8.1%
•
2029 – 0.0%
•
2030 – 3.4%
•
2031 – 34.2%
•
2032 – 20.1%
•
2033 – 0.4%
•
After 2034 – 0.0%

As of December 31, 2024, the weighted average lease term remaining of the Company’s portfolio of real estate assets (excluding multifamily investments), based on each asset’s fair value used in determining the Company's NAV, was 6.8 years.

As of December 31, 2024, the weighted average occupancy of the Company’s portfolio of real estate assets, based on each asset’s fair value used in determining the Company's NAV, was 95.7%. For the Company's industrial, retail and office investments, occupancy includes all leased square footage as of the date indicated. For the Company's multifamily investments, occupancy is defined as the percentage of units occupied on the date indicated.

Recently Disposed Investments

During the year ended December 31, 2024, the Company sold the preferred equity investment described below:

Portfolio	Original Investment Amount	Preferred Return	Number of Properties	Square Feet	Lease Expiration Date	Acquisition Date	Tenant Renewal Options	Disposition Date	Disposition Price
Denver, PA— Pref Equity Investment	$11,805,000	Ranging from 7.75% in 2019 to 8.74% in 2028	1	1,539,407	January 31, 2039	January 2019	9 extension options for 5 years each	October 2024	$10,232,782

During the year ended December 31, 2024, the Company sold the mezzanine loan investment described below:

Portfolio	Original Loan Amount	Annual Interest Rate Prior to Anticipated Repayment	Number of Properties	Square Feet	Acquisition Date	Initial Maturity Date	Amortization	Disposition Date	Disposition Price
Melrose Park, IL—Mezz B Loan	$12,595,000	Ranging from 7.75% in 2019 to 8.74% in 2028	1	1,561,613	January 2019	January 6, 2034(1)	Interest only	October 2024	$10,782,087

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

Results of Operations

Rental Revenues

For the years ended December 31, 2024 and December 31, 2023, the Company earned rental revenues of $73,128,546 and $70,847,944, respectively.

The Company’s rental revenues consist primarily of rental income from triple net leased commercial properties and multifamily properties. The increase in rental revenues of $2,280,602 for the year ended December 31, 2024, as compared to the year ended December 31, 2023, was primarily due to the acquisition of rental income-producing property, the WAG Portfolio Property, and an increase in rent from existing rental income-producing properties.

Preferred Return Income

For the years ended December 31, 2024 and December 31, 2023, the Company earned preferred return income of $811,069 and $980,258, respectively.

The Company’s preferred return income consists of preferred return accrued on the Company’s investment in the Pennsylvania SPE. The decrease in preferred return income of $169,189 for the year ended December 31, 2024, as compared to the year ended December 31, 2023, was due to the disposition of the Pennsylvania SPE.

Income from mezzanine loan investment

For the years ended December 31, 2024 and December 31, 2023, the Company earned income from mezzanine loan investment of $865,154 and $1,045,665, respectively.

The Company’s income from mezzanine loan investment consists of interest income accrued on the Company’s investment in the Illinois SPE. The decrease in income from mezzanine loan investment of $180,511 for the year ended December 31, 2024, as compared to the year ended December 31, 2023, was due to the disposition of the Illinois SPE.

Other property operating revenues

For the years ended December 31, 2024 and December 31, 2023, the Company earned other property operating revenues of $20,732,821 and $17,756,568, respectively.

Other property operating revenues consists of amounts received by the Company from the tenants of its properties for utilities and other amenities and for reimbursable expenses paid by the Company on behalf of the tenants in accordance with the provisions of the respective property leases. The increase in other property operating revenues of $2,976,253 for the year ended December 31, 2024, as compared to the year ended December 31, 2023, was due to the increase in revenues from income producing properties.

General and Administrative Expenses

For the years ended December 31, 2024 and December 31, 2023, the Company incurred general and administrative expenses of $307,206 and $5,149,295, respectively.

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

The decrease in general and administrative expenses of $4,842,089 during the year ended December 31, 2024, as compared to the year ended December 31, 2023, was mainly due to the Company reimbursing the Advisor for less operating expenses incurred pursuant to the 2%/25% Guidelines. As of December 31, 2024, the Advisor has incurred, on behalf of the Company, a total of $18,253,132 in Unreimbursed Operating Expenses, including a total of $3,593,924 during the year ended December 31, 2024 for which the Advisor has not invoiced the Company for reimbursement.

Depreciation and Amortization

For the years ended December 31, 2024 and December 31, 2023, the Company incurred depreciation and amortization of $34,456,767 and $34,950,212, respectively.

The decrease in depreciation and amortization expenses of $493,445 for the year ended December 31, 2024, as compared to the year ended December 31, 2023, was primarily due to the end of the useful life of the in place lease intangible asset associated with the West End Property.

Management Fees

For the years ended December 31, 2024 and December 31, 2023, the Company incurred management fees of $6,083,506 and $7,100,896, respectively.

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

The decrease in management fees of $1,017,390 for the year ended December 31, 2024, as compared to the year ended December 31, 2023, was due to a decrease in net fundraising in combination with a decrease in net valuation of the Company's investment portfolio.

Property Operating Expenses

For the years ended December 31, 2024 and December 31, 2023, the Company incurred property operating expenses of $37,964,357 and $33,815,078, respectively.

The property operating expenses consist of reimbursable expenses paid by the Company on behalf of its tenants in accordance with the provisions of the respective property leases and operating expenses incurred in maintaining and operating the multifamily properties. The increase in property operating expenses of $4,149,279 for the year ended December 31, 2024, as compared to the year ended December 31, 2023, was primarily due to the acquisition of the WAG Portfolio Property and the increase of property operating expenses during such periods.

Income from Investments in Real Estate-Related Assets

Income from investments in real estate-related assets is earned on the Company’s investment in the Station DST. For the years ended December 31, 2024 and December 31, 2023, the Company earned income from investments in real estate-related assets of $136,667 and $149,976, respectively.

The decrease in income from investments in real estate-related assets of $13,309 during the year ended December 31, 2024, as compared to the year ended December 31, 2023, was due to the Company’s share of income earned at Station DST.

Interest Income

For the years ended December 31, 2024 and December 31, 2023, the Company earned interest income of $1,080,927 and $1,062,009, respectively.

Interest income is composed of interest earned on interest bearing cash deposit accounts with banking institutions.

The increase in interest income of $18,918 during the year ended December 31, 2024, as compared to the year ended December 31, 2023, was primarily due to an increase in the cash held by the Company in interest bearing deposit accounts.

Net gain from Investment in Debt Securities, at Fair Value

For the years ended December 31, 2024 and December 31, 2023, the Company earned a net gain from investment in debt securities of $1,340,613 and $603,169.

The Company's net gain from investment in debt securities consists of interest income, unrealized loss, and realized gain on the Company's investment in CMBS. The increase in net gain from investment in debt securities of $737,444, during the year ended December 31, 2024, as compared to the year ended December 31, 2023, was primarily due to the sale of the Company's investment in CMBS.

Loss from Sale of Investments in Real Estate-Related Assets

For the year ended December 31, 2024, the Company incurred a loss from sale of investments in real estate-related assets of $3,385,131 which was due to the dispositions of the PA Property and IL Property. There was no such loss incurred for the year ended December 31, 2023.

Loss on Extinguishment of Debt

For the year ended December 31, 2024, the Company incurred a loss on extinguishment of debt of $619,284. For the year end December 31, 2023, the Company did not incur any loss on extinguishment of debt.

The Company's loss on extinguishment of debt was due to the refinancing of the Keller Property and the GR Property. The loss on extinguishment of debt consists of unamortized debt issuance costs, prepayment fees, and miscellaneous fees paid to the original lender.

Other Income

For the year ended December 31, 2024, the Company earned other income of $226,516. For the year ended December 31, 2023, the Company did not earn any other income.

The Company's increase in other income was primarily due to the restructuring of the Keller Property and the acquisition of the WAG Portfolio Property.

Interest Expense

For the year ended December 31, 2024 and December 31, 2023, the Company incurred interest expense of $27,253,061 and $22,778,647, respectively.

Interest expense is composed of interest paid and accrued on the Company’s outstanding loans payable, and also includes amortization of deferred financing costs and gains from the interest rate cap.

The increase in interest expense of $4,474,414 during the year ended December 31, 2024, as compared to the year ended December 31, 2023, was primarily due to the increased debt associated with the acquisition of the WAG Portfolio Property as well as an increase of advances on the Credit Facility and increase in SOFR rate, netted against the gains from the interest rate cap.

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

The following table presents a reconciliation of FFO to net income (loss):

Year Ended December 31, 2024
Net income (loss)	$(11,746,999)
Net income (loss) attributable to non-controlling interest	$2,615,346
Net income (loss) attributable to common stockholders	$(9,131,653)
Adjustments:
Real estate depreciation and amortization	$34,456,767
Loss from sale of investments in real estate-related assets	$3,385,131
Proportionate share of adjustments from non-controlling interests	(18,882,000)
Funds from Operations	$9,828,245

The following table presents a reconciliation of FFO to MFFO:

Year Ended December 31, 2024
Funds from Operations	$9,828,245
Adjustments:
Amortization of above-market lease intangibles	202,130
Amortization of below-market lease intangibles	(1,956,010)
Straight-line rent	(1,876,187)
Fair value adjustments on derivatives not deemed hedges	568,150
Fair value adjustments on investment in debt securities	454,123
Loss on extinguishment of debt	599,513
Proportionate share of adjustments from non-controlling interests	590,140
Modified Funds from Operations	$8,410,103

Net Asset Value

On January 17, 2025, the Company’s board of directors approved an estimated NAV as of December 31, 2024 of $20.70 for Class AX, Class IX, Class I shares, and Class D shares, $20.69 for Class TX, Class T and Class S shares, $20.70 for Class I OP units, and $20.69 for Class T OP units. The calculation of the Company’s estimated NAV was performed by Robert A. Stanger & Co., Inc. (“Stanger”), its independent valuation firm, in accordance with the procedures described in the “Net Asset Value Calculation and Valuation Procedures” section of the Company’s prospectus and under the oversight of the Company’s board of directors. Although the independent valuation firm performs the calculation of the Company’s estimated NAV, the Company’s board of directors is solely responsible for the determination of the Company’s estimated NAV.

Estimated NAV

The determination of NAV involves a number of assumptions and judgments, including estimates of the Advisor’s interest in disposition proceeds (if any). These assumptions and judgments may prove to be inaccurate. There can be no assurance that a stockholder would realize the mostly recently determined NAV per share if the Company were to liquidate or engage in another type of liquidity event today. In particular, the Company’s December 31, 2024 NAV is based on appraisals of the fair market value of certain of the Company’s real estate property investments which precede December 31, 2024 and, while the Company believes no material change has occurred in the value of these real estate property investments between the appraised value dates and December 31, 2024, Stanger has assumed no material change in property value has occurred since the appraisal date for those Appraised Properties with an appraised value date that preceded December 31, 2024. Furthermore, the Company’s December 31, 2024 NAV does not consider fees or expenses that may be incurred in providing a liquidity event, including reimbursement of amounts to the Advisor for O&O Costs and any operating expenses that have not been invoiced by the Advisor in accordance with the terms of the Amended Advisory Agreement. The Company believes the methodology of determining the Company’s NAV conforms to the Institute for Portfolio Alternative’s Practice Guideline for Valuations of Publicly Registered Non-Listed REITs (April 2013) and is prepared in accordance with the procedure described in the “Net Asset Value Calculation and Valuation Procedures” section of the Company’s prospectus. In addition, the Company’s board of directors periodically reviews the Company’s NAV policies and procedures.

The NAV for each class of shares is based on the value of the Company’s assets and the deduction of any liabilities, and any distribution fees applicable to such class of shares.

The following table provides a breakdown of the major components of the Company’s NAV pursuant to the Company’s valuation guidelines:

Components of NAV	December 31, 2024
Investment in real estate	$1,040,005,000
Investments in real estate-related assets	9,816,141
Cash and cash equivalents and restricted cash	44,665,423
Other assets	10,895,573
Debt obligations (at Fair Market Value)	(496,227,999)
Due to related parties(1)	(12,840,875)
Accounts payable and other liabilities	(20,094,817)
Accrued performance participation allocation	—
Distribution fee payable the following month(2)	(23,689)
Non-controlling interests in subsidiaries	(270,889,073)
Sponsor Support repayment / special unit holder interest in liquidation	—
Net Asset Value	$305,305,684
Number of outstanding shares and OP units(3)	14,747,510

Note: (1) Excluding the full distribution fee liability of $23,586. Distribution fee only relates to Class TX, Class T, Class D and Class S shares of common stock.

(2) The distribution fee that is payable as of December 31, 2024 related to Class TX, Class T, Class D and Class S shares is shown in the table below.

(3) Includes Class AX, Class TX, Class IX, Class T, Class I, Class S shares of common stock, and Class I OP and Class T OP units issued in connection with the exercise of fair market value option of the WAG Portfolio Property and Summerfield Property.

Due to rounding, numbers presented throughout this section may not add up precisely to the totals provided and percentages may not precisely reflect the absolute figures.

NAV Per Share	Class AX, IX & I Shares	Class TX Shares	Class T Shares	Class D Shares	Class S Shares	I OP Units	T OP Units	Total
Total Gross Assets at Fair Value	$794,485,780	$454,744	$107,733,067	$42,168,192	$532,098	$117,859,253	$42,149,003	$1,105,382,137
Distribution fees due and payable	—	(103)	(15,085)	(2,496)	(103)	—	(5,902)	(23,689)
Debt obligations (at Fair Market Value)	(356,660,448)	(204,144)	(48,363,514)	(18,930,139)	(238,869)	(52,909,360)	(18,921,525)	(496,227,999)
Due to related parties	(9,229,289)	(5,283)	(1,251,501)	(489,855)	(6,181)	(1,369,134)	(489,632)	(12,840,875)
Accounts payable and other liabilities	(14,443,011)	(8,267)	(1,958,487)	(766,578)	(9,673)	(2,142,571)	(766,230)	(20,094,817)
Accrued performance participation allocation	—	—	—	—	—	—	—	—
Non-controlling interests in subsidiaries	(194,699,651)	(111,441)	(26,401,468)	(10,333,895)	(130,398)	(28,883,028)	(10,329,192)	(270,889,073)
Quarterly NAV	219,453,381	125,506	29,743,012	11,645,229	146,874	32,555,160	11,636,522	305,305,684
Number of outstanding shares/units	10,599,671	6,067	1,437,326	562,589	7,099	1,572,425	562,333	14,747,510
NAV per share/unit	$20.70	$20.69	$20.69	$20.70	$20.69	$20.70	$20.69

The following table reconciles stockholders’ equity per the Company’s consolidated balance sheet to the Company’s NAV:

Reconciliation of Stockholders’ Equity to NAV	December 31, 2024
Stockholders’ equity under U.S. GAAP	$509,793,899
Adjustments:
Unrealized depreciation of real estate	(84,908,939)
Unrealized appreciation of real estate-related assets	4,201,747
Acquisition costs	(8,910,913)
Deferred financing costs, net	(5,001,576)
Accrued distribution fee(1)	(103)
Accumulated depreciation and amortization	124,332,071
Fair value adjustment of debt obligations	58,554,305
Deferred rent receivable	(13,393,162)
Derivative assets, at fair value	(8,472,572)
Non-controlling interests in subsidiaries	(270,889,073)
NAV	$305,305,684

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

Accumulated depreciation and amortization

The Company depreciates its investments in real estate and amortizes certain other assets and liabilities in accordance with U.S. GAAP. Such depreciation and amortization are not considered for purposes of determining NAV.

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

The valuations of the Company's real properties as of December 31, 2024 were provided by Stanger or third-party appraisal firms in accordance with the Company's procedures. Certain key assumptions that were used by Stanger or third-party appraisal firms in the discounted cash flow analysis are set forth in the following table based on weighted-averages by property type at ownership interest.

December 31, 2024
	Single Tenant Office	Single Tenant Industrial	Multifamily	Single Tenant Life Sciences	Weighted Average Basis
Exit Capitalization Rate	6.5%	6.1%	5.7%	6.0%	6.2%
Residual Discount Rate	7.6%	7.0%	7.0%	6.8%	7.3%
Average Holding Period (Yrs)	8.6	8.2	10.0	12.0	8.8

A change in the exit capitalization and discount rates used would impact the calculation of the value of the Company's real property. For example, assuming all other factors remain constant, the changes listed below would result in the following effects on the value of the Company's real properties.

	Hypothetical Change	Single Tenant Office	Single Tenant Industrial	Multifamily	Single Tenant Life Sciences	Weighted Average Values
Exit Capitalization Rate	0.25% Increase	-2.5%	-2.8%	-2.5%	-2.1%	-2.6%
	0.25% Decrease	2.7%	3.1%	2.8%	2.3%	2.8%
Discount Rates	0.25% Increase	-1.6%	-1.6%	-1.9%	-2.0%	-1.6%
	0.25% Decrease	1.6%	1.6%	1.9%	2.1%	1.7%

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

If the Company is unable to raise substantial funds in its public offerings, it will make fewer investments resulting in less diversification in terms of the type, number and size of investments it makes and the value of an investment in the Company will fluctuate with the performance of the limited assets it acquires. Further, the Company will have certain fixed operating expenses, including certain expenses as a public company and a REIT, regardless of whether it is able to raise substantial funds in the offerings. The Company’s inability to raise substantial funds would increase its fixed operating expenses as a percentage of gross income, reducing its net income and limiting its ability to make distributions. As of December 31, 2024, the Company has raised gross proceeds of $483,839,501 in the Offerings.

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

As of December 31, 2024, the Company’s debt to tangible assets ratio was 52.9%. See Note 8 — Loans Payable of the Company’s outstanding debt arrangement as of December 31, 2024.

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

Cash Flows

The following table provides a breakdown of the net change in the Company’s cash and cash equivalents and restricted cash:

Year Ended December 31, 2024
Cash flows from operating activities	$30,277,915
Cash flows from investing activities	24,665,322
Cash flows from financing activities	(50,170,534)
Increase in cash and cash equivalents and restricted cash	$4,772,703

Operating Activities

During the year ended December 31, 2024, net cash provided by operating activities was $30,277,915, compared to $20,862,219 for the year ended December 31, 2023. The change was primarily due to a decrease in reimbursement of expenses due to related parties (see “—Results of Operations”).

Investing Activities

Cash provided by investing activities was $24,665,322 for the year ended December 31, 2024, compared to $11,272,177 net cash used in investing activities for the year ended December 31, 2023. The change was primarily due to an increase of $10,399,997 in proceeds from sale of investment in debt securities, and an increase of $21,014,869 in proceeds from sale of investments in real estate-related assets, an increase of $2,759,584 in capital improvements to real estate, offset by a decrease of $8,765,076 in purchase of investment in debt securities.

Financing Activities

During the year ended December 31, 2024, net cash used in financing activities was $50,170,534, compared to $8,230,743 for the year ended December 31, 2023. The change was primarily due to a net decrease in borrowing and paydowns under credit facility of $47,844,824, a decrease in proceeds from common stock issued of $32,483,072, a decrease in distributions of $6,293,044, an increase in payments from redemptions of common stock of $192,973, a decrease in non-controlling interest distributions of $507,476, an increase of $35,400,911 in the DST Offering proceeds received for the DST interests sold, offset by an increase of $1,066,446 in deferred financing costs.

Distributions

The Company’s board of directors has authorized, and the Company has declared, distributions for the period September 1, 2020 through April 1, 2025 in an amount equal to $0.004234973 per day (or approximately $1.55 on an annual basis) per each share of common stock and OP unit, less, for holders of certain classes of shares, the distribution fees that are payable with respect to such shares as further described in the applicable prospectus. The distributions are payable by the 5th business day following each month end to stockholders of record at the close of business each day during the prior month.

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

The following table summarizes the Company’s distributions declared during the years ended December 31, 2024 and December 31, 2023:

	Year Ended December 31, 2024		Year Ended December 31, 2023
	Amount	Percent	Amount	Percent
Distributions
Paid in cash	$13,861,670	66%	$15,292,149	66%
Payable	1,645,729	8%	1,922,448	8%
Reinvested in shares	5,575,253	26%	6,197,874	26%
Total distributions	$21,082,652	100%	$23,412,471	100%
Sources of Distributions:
Operating cash flows	$21,082,652	100%	$20,862,219	89%
Indebtedness	—	0%	—	0%
Offering proceeds	—	0%	2,550,252	11%
Total sources of distributions	$21,082,652	100%	$23,412,471	100%

During the year ended December 31, 2024, the Company declared $21,082,652 of distributions to its shareholders (including those reinvested in shares pursuant to the DRP), compared to the Company’s total aggregate MFFO of $8,410,103 and the Company’s total aggregate net loss of $9,131,653 for that period.

During the year ended December 31, 2023, the Company declared $23,412,471 of distributions to its shareholders (including those reinvested in shares pursuant to the DRP), compared to the Company’s total aggregate MFFO of $5,902,463 and the Company’s total aggregate net loss of $6,889,873 for that period.

During the year ended December 31, 2024, the Company generated $30,277,915 of cash flows from operations compared to the Company's declared distributions to its shareholders (including those reinvested in shares pursuant to the DRP) of $21,082,652 for that period.

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

Reimbursement of Organization and Offering Costs

The Advisor has agreed to pay, on behalf of the Company, all O&O Costs through the first anniversary of the date on which the Company satisfied the Minimum Offering Requirement, which was May 18, 2018 (“Escrow Break Anniversary”). The Company was not required to reimburse the Advisor for payment of the O&O Costs prior to the Escrow Break Anniversary. After the Escrow Break Anniversary, the Advisor, in its sole discretion, may pay some or all of the additional O&O Costs incurred, but is not required to do so. To the extent the Advisor pays such additional O&O Costs, the Company is obligated to reimburse the Advisor subject to the 1% Cap. Following the Escrow Break Anniversary, the Company began reimbursing the Advisor for payment of the O&O Costs on a monthly basis, which will continue through the period ended May 18, 2021; provided, however, that the Company will not be obligated to pay any amounts that as a result of such payment would cause the aggregate payments for O&O Costs (less selling commissions, dealer manager fees and distribution fees) paid to the Advisor to exceed the 1% Cap as of such payment date. Any amounts not reimbursed in any period are included in determining any reimbursement for a subsequent period. As of December 31, 2024, the Advisor has continued to pay all O&O Costs on behalf of the Company.

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

The Company evaluates all of its investments in real estate-related assets to determine if they are VIEs utilizing judgments and estimates that are inherently subjective. If different judgments or estimates were used for these evaluations, it could result in differing conclusions as to whether or not an entity is a VIE and whether or not to consolidate such entity. As of December 31, 2024, the Company concluded that it had investments in VIEs, and because the Company was deemed the primary beneficiary it consolidated such entities, as described in “Note 11—Variable Interest Entities” in its accompanying consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data.”

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

Accounting for Investments

Operating Real Estate

Operating real estate is carried at historical cost less accumulated depreciation. The Company follows the purchase method for an acquisition of operating real estate, where the purchase price is allocated to tangible assets such as land, building, tenant and land improvements and other identified intangibles. Major replacements and betterments which improve or extend the life of the asset are capitalized and depreciated over their useful life. Ordinary repairs and maintenance are expensed as incurred. Operating real estate is depreciated using the straight-line method over the estimated useful lives of the assets.

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

Contractual Obligations

The following table presents the future principal payment due under the Company’s GR Loan, FM Loan, CO Loan, DST Loan, Buchanan Loan, Keller Loan, Summerfield Loan, Valencia Loan, Kacey Loan, Industry Loan, ON3 Loan, West End Loan, Palms Loan, Pearland Loan, WAG Portfolio Loan, and Credit Facility agreements as of December 31, 2024, which represents the Company’s aggregate contractual obligations and commitments with payments due subsequent to December 31, 2024.

Year	Amount
2025	61,155,176
2026	49,130,878
2027	—
2028	47,550,000
2029	9,600,000
Thereafter	387,346,250
Total	$554,782,304

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

The market risk associated with financial instruments and derivative financial instruments is the risk of loss from adverse changes in market prices or interest rates. The Company’s interest rate risk management objectives are to limit the impact of interest rate changes in earnings and cash flows and to manage overall borrowing costs. To achieve these objectives, from time to time, the Company may enter into interest rate hedge contracts such as swaps, collars and treasury lock agreements in order to mitigate interest rate risk with respect to various debt instruments. The Company would not hold or issue these derivative contracts for trading or speculative purposes. As of December 31, 2024, there are no such hedging contracts outstanding. The Company does not have any foreign operations and thus is not exposed to foreign currency fluctuations.

Interest Rate Risk

As of December 31, 2024, the Company had $438 million fixed rate debt and $116 million of floating rate debt. The Company uses derivative financial instruments to limit the exposure to interest rate changes associated with its borrowings. The use of derivative financial instruments carries certain risks, including the risk that the counterparties to these contractual arrangements are not able to perform under the agreements. To mitigate this risk, the Company only enters into derivative financial instruments with counterparties with high credit ratings and with major financial institutions with which the Company and its related parties may also have other financial relationships. The Company does not anticipate that any of the counterparties will fail to meet their obligations. (For further detail refer to Note 8 – Loans Payable).

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

As of December 31, 2024, lease expirations related to the Company’s net lease portfolio of real estate assets (excluding the SF Property), based on each asset’s fair value used in determining the Company's NAV, were as follows:

•
2024 – 0.0%
•
2025 – 0.0%
•
2026 – 0.0%

•
2027 – 16.6%
•
2028 – 15.3%
•
2029 – 0.0%
•
2030 – 0.0%
•
2031 – 26.7%
•
2032 – 20.4%
•
2033 – 0.0%
•
After 2034 – 21.0%

As of December 31, 2024, the industry concentration of the Company’s portfolio of real estate assets, based on each asset’s fair value used in determining the Company's NAV, was as follows:

•
Multifamily – 37.0%
•
Single Tenant Office – 28.5%
•
Single Tenant Industrial – 23.6%
•
Single Tenant Life Sciences – 1.6%
•
Single Tenant Necessity Retail – 9.3%

As of December 31, 2024, the geographic concentration of the Company’s portfolio of real estate assets, based on each asset’s fair value used in determining the Company's NAV, was as follows:

•
Ohio – 25.5%
•
Maryland – 22.0%
•
Texas – 15.8%
•
California – 13.5%
•
South Carolina – 6.2%
•
Wisconsin – 6.0%
•
Arizona – 5.2%
•
Other – 5.8%

As of December 31, 2024, the investment type concentration of the Company’s portfolio of real estate assets, based on each asset’s fair value used in determining the Company's NAV, was as follows:

•
Common Equity – 100%

As of December 31, 2024, the maturity concentration of debt secured by the Company's portfolio of real estate assets (including the Company's credit facility, which makes up all debt maturing in 2024 – 2025, and has a one-year extension option), based on principal balances and adjusted for ownership percentage, was as follows:

•
2024 – 0.0%
•
2025 – 22.6%
•
2026 – 10.3%
•
2027 – 1.0%
•
2028 – 8.1%
•
2029 – 0.0%
•
2030 – 3.4%
•
2031 – 34.2%

•
2032 – 20.1%
•
2033 – 0.4%
•
After 2034 – 0.0%

As of December 31, 2024, the weighted average lease term remaining of the Company’s portfolio of real estate assets (excluding multifamily investments), based on each asset’s fair value used in determining the Company's NAV, was 6.8 years.

As of December 31, 2024, the weighted average occupancy of the Company’s portfolio of real estate assets, based on each asset’s fair value used in determining the Company's NAV, was 95.7%. For the Company's industrial, retail and office investments, occupancy includes all leased square footage as of the date indicated. For the Company's multifamily investments, occupancy is defined as the percentage of units occupied on the date indicated.

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

Item 8. Financial Statements and Supplementary Data.

The financial statements required by this item and the reports of the independent accountants thereon required by Item 14(a)(2) appear on pages F-2 to F-46. See accompanying Index to the Consolidated Financial Statements on page F-1.

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

Under the supervision and with the participation of management, including the CEO and CFO, the Company carried out an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2024 based on the “Internal Control-Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2024.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our directors and executive officers are set forth below.

	Age	Positions
Brandon Lutnick	27	Chairman of the Board of Directors
William Ferri	58	Chief Executive Officer
Paul M. Pion	57	Director, Chief Financial Officer and Treasurer
Christopher A. Milner	57	President
Arthur F. Backal	62	Independent Director
John M. Matteson	59	Independent Director
Dean Palin	55	Independent Director

Brandon Lutnick. Mr. Brandon Lutnick has served as our Chairman since March 2025. Mr. Brandon Lutnick has served as Chairman of our sponsor, and Chief Executive Officer of CF Group Management, Inc., the managing general partner of our sponsor since February 2025. Mr. Brandon Lutnick joined Cantor in April 2022 in equity sales and trading and most recently has worked in the Office of the Chairman, managing strategy and overseeing other special projects relating to Cantor and its affiliates since April 2024. Since April 2024, Mr. Brandon Lutnick has also served as the Chairman and Chief Executive Officer of Cantor’s special purpose acquisition companies, commonly referred to as SPACs, including Cantor Equity Partners, Inc. and Cantor Equity Partners I, Inc. Prior to his positions at Cantor, Mr. Brandon Lutnick began his career as a Credit Analyst at Oak Hill Advisors, L.P in June 2021. In May 2021, Mr. Brandon Lutnick graduated from Stanford University with a bachelor’s degree in Symbolic Systems.

William Ferri. Mr. Ferri has served as our Chief Executive Officer since March 2025. Mr. Ferri has served as the Global Head of Cantor Fitzgerald Asset Management since January 2022 after a 25+ year career at UBS. Since 2017, Mr. Ferri was Head of Americas for UBS Asset Management, during which time his business achieved record asset growth and profitability. From 2007 until December 2021, Mr. Ferri was Group Managing Director, and the longest tenured leader on the UBS Asset Management Executive Board, a tenure during which the business grew to over $1 trillion in assets under management and attained its highest historical profitability. Mr. Ferri was a key founder of the UBS O’Connor and Hedge Fund Solutions businesses in 2000, which remain leading global hedge fund industry businesses. Mr. Ferri started his career in 1991 practicing corporate law at Seward & Kissel. He holds a Bachelor of Science in Industrial & Labor Relations from Cornell University and a Juris Doctor from the University of North Carolina at Chapel Hill School of Law.

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

Compensation Committee Interlocks and Insider Participation

We currently do not have a compensation committee of our board of directors because we do not plan to pay any compensation to our officers. The Company did not adopt any insider trading policies and procedures because there is no public market for the Company's securities. There are no interlocks or insider participation as to compensation decisions required to be discussed pursuant to SEC regulations.

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

The following table sets forth the compensation earned by our directors for the fiscal year ended December 31, 2024:

Name	Fees Earned or Paid in Cash	Total
Arthur F. Backal	$28,000	$28,000
John M. Matteson	28,000	28,000
Dean Palin	33,000	33,000

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Stock Ownership

The following table shows, as of March 31, 2025, the amount of our common stock beneficially owned (unless otherwise indicated) by (1) any person who is known by us to be the beneficial owner of more than 5% of the outstanding shares of our common stock, (2) our directors, (3) our executive officers, and (4) all of our directors and executive officers as a group.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage
Brandon Lutnick	—	—
William Ferri	—	—
Christopher A. Milner	111	*
Paul M. Pion	—	—
Arthur F. Backal	—	—
John M. Matteson	—	—
Dean Palin	—	—
All directors and executive officers as a group	111	*

Note: * Less than 1.0%

Long-Term Incentive Plan Information

The following table summarizes information, as of December 31, 2024, relating to our long-term incentive plan pursuant to which grants of securities may be made from time-to-time.

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

Securities Authorized for Issuance Under Long-Term Incentive Plan

Our long-term incentive plan authorizes the granting of stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock units, performance awards, dividend equivalents, limited partnership interests in the operating partnership, or any other right relating to our common stock or cash; provided that our long-term incentive plan prohibits the issuance of stock appreciation rights and dividend equivalent rights unless and until our shares of common stock are listed on a national securities exchange. As required by the NASAA REIT guidelines, the maximum number of shares of our common stock that may be issued upon the exercise or grant of an award under our long-term incentive plan will not exceed in the aggregate, an amount equal to 5% of the outstanding shares of our common stock on the date of grant of any such awards. Any stock options or stock appreciation rights granted under our long-term incentive plan will have an exercise price or base price that is not less than the fair market value of our common stock on the date of grant. The exercise price or base price may not be reduced, directly or indirectly, or indirectly by cancellation and regrant, without the prior approval of our stockholders. As of December 31, 2024, we have not granted any securities under our long-term incentive plan.

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

Certain Relationships and Related Transactions

See Note 10 — Related Party Transactions in the Notes to consolidated financial statements contained elsewhere in this Annual Report on Form 10-K for additional information concerning the Company's related party transactions and agreements.

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

Item 14. Principal Accounting Fees and Services

Independent Auditors

During the year ended December 31, 2024, Ernst & Young LLP served as our independent auditor.

Audit and Non-Audit Fees

Aggregate fees that we were billed for the fiscal years ended December 31, 2024 and December 31, 2023 by our independent registered public accounting firm, Ernst & Young LLP, were as follows:

	Fiscal Year Ended December 31, 2024	Fiscal Year Ended December 31, 2023
Audit fees	$368,500	$379,500
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total	$368,500	$379,500

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

21.1*	Subsidiaries of the Company
24	Power of Attorney (incorporated herein on the signature page)
31.1*	Certification by the Chief Executive Officer pursuant to 17 CFR 240.13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification by the Chief Financial Officer pursuant to 17 CFR 240.13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*

Written statements of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*

The following materials from Cantor Fitzgerald Income Trust, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2024 are formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Changes in Equity; (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

CANTOR FITZGERALD INCOME TRUST, INC.

Date: March 31, 2025	By:	/s/ William Ferri
William Ferri
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Brandon Lutnick
Brandon Lutnick
Chairman of the Board of Directors

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints William Ferri and Paul M. Pion, and each of them severally, his true and lawful attorney-in-fact with power of substitution and re-substitution to sign in his name, place and stead, in any and all capacities, to do any and all things and execute any and all instruments that such attorney may deem necessary or advisable under the Securities Exchange Act of 1934 and any rules, regulations and requirements of the U.S. Securities and Exchange Commission in connection with this Annual Report on Form 10-K and any and all amendments hereto, as fully for all intents and purposes as he might or could do in person, and hereby ratifies and confirms all said attorneys-in-fact and agents, each acting alone, and his substitute or substitutes, may lawfully do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ William Ferri	Chief Executive Officer	March 31, 2025
William Ferri	(Principal Executive Officer)

/s/ Brandon Lutnick	Chairman of the Board of Directors	March 31, 2025
Brandon Lutnick

/s/ Paul M. Pion	Chief Financial Officer	March 31, 2025
Paul M. Pion	(Principal Financial Officer and Principal Accounting Officer)

/s/ Arthur F. Backal	Director	March 31, 2025
Arthur F. Backal

/s/ John M. Matteson	Director	March 31, 2025
John M. Matteson

/s/ Dean Palin	Director	March 31, 2025
Dean Palin

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 31, 2024 and December 31, 2023	F-4

Consolidated Statements of Operations for the Years Ended December 31, 2024 and December 31, 2023	F-5

Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2024 and December 31, 2023	F-6

Consolidated Statements of Changes in Equity for the Years Ended December 31, 2024 and December 31, 2023	F-7

Consolidated Statements of Cash Flows for the Years Ended December 31, 2024 and December 31, 2023	F-8

Notes to Consolidated Financial Statements	F-9
Financial Statement Schedule:
Schedule III - Real Estate and Accumulated Depreciation as of December 31, 2024	F-48
Financial statement schedules other than those listed are omitted as they are not applicable or the required or equivalent has been included in the consolidated financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Cantor Fitzgerald Income Trust, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cantor Fitzgerald Income Trust, Inc. (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for each of the two years in the period ended December 31, 2024, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

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

Impairment of Real Estate Investments
Description of the Matter

At December 31, 2024, the Company’s investments in real estate, net of accumulated depreciation totaled approximately $955 million. As described in Note 2 to the consolidated financial statements, the Company continually monitors events that could indicate that the carrying amounts of its real estate assets may not be recoverable. If the undiscounted future cash flows expected from the use of the real estate investment and its eventual disposition is less than the carrying value of the real estate investment, the Company will adjust the real estate asset to its fair value and recognize an impairment loss.

Auditing the Company’s impairment assessment for real estate investments was complex and involved significant judgement as a result of the subjectivity of the assumptions and estimates inherent in the determination of estimated future cash flows expected to result from the property’s use and eventual disposition. In particular, management’s assumptions and estimates included projected rental rates and property capitalization rates, which were sensitive to expectations about future operating income.

How We Addressed the Matter in Our Audit

To test the Company's impairment assessment for real estate investments, we performed audit procedures with the assistance of our valuation specialists. These procedures were performed on a sample basis and included, among others, testing the determination of rental rates and capitalization rates and developing independent calculations using external market sources and comparing these results to those of management.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2016.

New York, New York

March 31, 2025

CANTOR FITZGERALD INCOME TRUST, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2024	December 31, 2023
Assets
Investment in real estate, net of accumulated depreciation of $88,012,426 and $62,780,887, respectively	$955,084,021	$941,343,574
Cash and cash equivalents	36,133,516	30,386,460
Restricted cash	8,531,907	9,506,260
Investments in real estate-related assets	5,614,394	30,290,674
Investment in debt securities, at fair value	—	9,219,200
Intangible assets, net of accumulated amortization of $44,199,666 and $34,745,510, respectively	71,715,051	75,201,703
Operating lease right-of-use asset	16,207,976	16,297,074
Derivative assets, at fair value	8,472,572	7,556,416
Prepaid expenses and other assets	10,895,573	12,125,637
Deferred rent receivable	13,393,162	11,575,495
Total assets	$1,126,048,172	$1,143,502,493
Liabilities and Equity
Liabilities
Loans payable, net of deferred financing costs of $5,001,576 and $4,598,656, respectively	$549,780,728	$529,169,778
Intangible liabilities, net of accumulated amortization of $7,880,021 and $5,897,213, respectively	17,306,291	19,289,099
Operating lease liability	16,207,976	16,297,074
Distributions payable	1,935,518	1,931,977
Restricted reserves	11,808,310	10,716,532
Due to related parties	12,864,461	5,776,223
Deferred revenue	2,007,940	1,937,965
Accrued interest payable	1,868,146	1,932,231
Accounts payable and accrued expenses	2,474,903	4,945,235
Total liabilities	616,254,273	591,996,114
Commitments and contingencies (Note 13)
Stockholders' equity
Controlling interest
Preferred stock, $0.01 par value per share, 50,000,000 shares authorized, and 0 issued and outstanding at each December 31, 2024 and December 31, 2023	—	—
Class AX common stock, $0.01 par value per share, 10,000,000 shares authorized, and 3,534,113 and 3,848,941 issued and outstanding at December 31, 2024 and December 31, 2023, respectively	35,341	38,489
Class TX common stock, $0.01 par value per share, 5,000,000 shares authorized, and 6,067 and 178,873 issued and outstanding at December 31, 2024 and December 31, 2023, respectively	61	1,789
Class IX common stock, $0.01 par value per share, 5,000,000 shares authorized, and 1,129,756 and 1,178,536 issued and outstanding at December 31, 2024 and December 31, 2023, respectively	11,297	11,785
Class T common stock, $0.01 par value per share, 100,000,000 shares authorized, and 1,437,326 and 1,462,448 issued and outstanding at December 31, 2024 and December 31, 2023, respectively	14,373	14,626
Class S common stock, $0.01 par value per share, 20,000,000 shares authorized, and 7,099 and 7,086 issued and outstanding at December 31, 2024 and December 31, 2023, respectively	71	71
Class D common stock, $0.01 par value per share, 60,000,000 shares authorized, and 562,589 and 644,697 issued and outstanding at December 31, 2024 and December 31, 2023, respectively	5,626	6,447
Class I common stock, $0.01 par value per share, 200,000,000 shares authorized, and 5,935,802 and 7,313,276 issued and outstanding at December 31, 2024 and December 31, 2023, respectively	59,358	73,133
Additional paid-in capital	341,284,670	376,712,427
Retained earnings/accumulated deficit and cumulative distributions	(115,660,304)	(85,445,999)
Accumulated other comprehensive income/(loss)	748,843	755,642
Total controlling interest	226,499,336	292,168,410
Non-controlling interests in subsidiaries	283,294,563	259,337,969
Total stockholders' equity	509,793,899	551,506,379
Total liabilities and stockholders' equity	$1,126,048,172	$1,143,502,493

The accompanying notes are an integral part of these consolidated financial statements

CANTOR FITZGERALD INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the	For the
	Year Ended	Year Ended
	December 31, 2024	December 31, 2023
Revenues:
Rental revenues	$73,128,546	$70,847,944
Preferred return income	811,069	980,258
Income from mezzanine loan investment	865,154	1,045,665
Other property operating revenues	20,732,821	17,756,568
Total revenues	95,537,590	90,630,435
Operating expenses (income):
General and administrative expenses	307,206	5,149,295
Depreciation and amortization	34,456,767	34,950,212
Management fees	6,083,506	7,100,896
Property operating expenses	37,964,357	33,815,078
Total operating expenses	78,811,836	81,015,481
Other income (expense):
Income from investments in real estate-related assets	136,667	149,976
Interest income	1,080,927	1,062,009
Net gain from investment in debt securities, at fair value	1,340,613	603,169
Loss from sale of investments in real estate-related assets	(3,385,131)	—
Loss on extinguishment of debt	(619,284)	—
Other income	226,516	—
Interest expense	(27,253,061)	(22,778,647)
Total other income (expense)	(28,472,753)	(20,963,493)
Net income (loss)	(11,746,999)	(11,348,539)
Net income (loss) attributable to non-controlling interest	(2,615,346)	(4,458,666)
Net income (loss) attributable to common stockholders	$(9,131,653)	$(6,889,873)
Weighted average shares outstanding	13,735,252	15,541,234
Net income (loss) per common share - basic and diluted	$(0.66)	$(0.44)

The accompanying notes are an integral part of these consolidated financial statements.

CANTOR FITZGERALD INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the	For the
	Year Ended	Year Ended
	December 31, 2024	December 31, 2023
Net income (loss)	$(11,746,999)	$(11,348,539)
Other comprehensive income (loss)
Unrealized gain (loss) on derivative instruments	916,156	(1,463,840)
Comprehensive income (loss)	(10,830,843)	(12,812,379)
Amounts attributable to noncontrolling interests
Net income (loss)	(2,615,346)	(4,458,666)
Unrealized gain (loss) on derivative instruments	922,954	(1,317,456)
Comprehensive income (loss) attributable to noncontrolling interests	(1,692,392)	(5,776,122)
Comprehensive income (loss) attributable to common stockholders	$(9,138,451)	$(7,036,257)

The accompanying notes are an integral part of these consolidated financial statements.

CANTOR FITZGERALD INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Controlling Interest
																Retained Earnings/
	Common Stock														Additional	Accumulated Deficit and	Accumulated Other	Non-	Total
	Class AX		Class TX		Class IX		Class I		Class T		Class D		Class S		Paid-In	Cumulative	Comprehensive	controlling	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Distributions	Income/(loss)	interest	Equity
Balance as of January 1, 2023	3,864,320	$38,643	719,803	$7,198	1,222,180	$12,222	7,582,500	$75,825	1,280,789	$12,809	531,864	$5,318	6,910	$69	$389,390,600	$(55,143,655)	$902,026	$260,028,582	$595,329,637
Common stock issued (transferred)	510,829	5,108	(511,466)	(5,114)	—	—	1,226,608	12,267	310,652	3,107	158,509	1,586	939	10	44,594,172	—	—	—	44,611,136
Common stock repurchased	(613,665)	(6,137)	(39,008)	(390)	(68,785)	(688)	(1,606,569)	(16,066)	(151,122)	(1,511)	(56,523)	(565)	(880)	(9)	(63,258,146)	—	—	—	(63,283,512)
Distribution reinvestment	87,457	875	9,544	95	25,141	251	110,737	1,107	22,129	221	10,847	108	117	1	6,778,114	—	—	—	6,780,772
Offering costs, commissions and fees	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(792,313)	—	—	—	(792,313)
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(6,889,873)	—	(4,458,666)	(11,348,539)
Distributions declared on common stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(23,412,471)	—	—	(23,412,471)
Designated derivatives, fair value adjustments	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(146,384)	(1,317,456)	(1,463,840)
Non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	5,085,509	5,085,509
Balance as of December 31, 2023	3,848,941	$38,489	178,873	$1,789	1,178,536	$11,785	7,313,276	$73,133	1,462,448	$14,626	644,697	$6,447	7,086	$71	$376,712,427	$(85,445,999)	$755,642	$259,337,969	$551,506,379

	Controlling Interest
																Retained Earnings/
	Common Stock														Additional	Accumulated Deficit and	Accumulated Other	Non-	Total
	Class AX		Class TX		Class IX		Class I		Class T		Class D		Class S		Paid-In	Cumulative	Comprehensive	controlling	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Distributions	Income/(loss)	interest	Equity
Balance as of January 1, 2024	3,848,941	$38,489	178,873	$1,789	1,178,536	$11,785	7,313,276	$73,133	1,462,448	$14,626	644,697	$6,447	7,086	$71	$376,712,427	$(85,445,999)	755,642	$259,337,969	$551,506,379
Common stock issued (transferred)	171,499	1,715	(171,739)	(1,718)	—	—	356,174	3,562	135,365	1,352	4,682	47	—	—	10,794,788	—	—	—	10,799,746
Common stock repurchased	(587,604)	(5,876)	(3,421)	(34)	(78,008)	(780)	(1,844,983)	(18,450)	(189,954)	(1,900)	(98,383)	(984)	(166)	(2)	(59,583,518)	—	—	—	(59,611,544)
Distribution reinvestment	101,277	1,013	2,354	24	29,228	292	111,335	1,113	29,467	295	11,593	116	179	2	6,100,761	—	—	—	6,103,616
Offering costs, commissions and fees	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(371,458)	—	—	—	(371,458)
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(9,131,653)	—	(2,615,346)	(11,746,999)
Distributions declared on common stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(21,082,652)	—	—	(21,082,652)
Designated derivatives, fair value adjustments	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(6,799)	922,955	916,156
Acquired or syndicated ownership interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	7,631,670	—	—	—	7,631,670
Non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	25,648,985	25,648,985
Balance as of December 31, 2024	3,534,113	$35,341	6,067	$61	1,129,756	$11,297	5,935,802	$59,358	1,437,326	$14,373	562,589	$5,626	7,099	$71	$341,284,670	$(115,660,304)	$748,843	$283,294,563	$509,793,899
The accompanying notes are an integral part of these consolidated financial statements.

CANTOR FITZGERALD INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the	For the
	Year Ended	Year Ended
	December 31,	December 31,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$(11,746,999)	$(11,348,539)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	35,550,925	35,951,614
(Gain)/loss from investments in real estate-related assets	(136,667)	(149,976)
(Realized gain) from sale of investment in debt securities	(1,634,920)	—
Loss from sale of investments in real estate-related assets	3,385,131	—
Amortization of above-market lease intangibles	202,130	196,378
Amortization of below-market lease intangibles	(1,956,010)	(1,956,010)
Loss on extinguishment of debt	619,284	—
Unrealized gain from investment in debt securities	454,123	(454,124)
Changes in assets and liabilities:
Proceeds from investments in real estate-related assets	412,947	481,772
(Increase) in deferred rent receivable	(1,817,667)	(2,324,330)
Decrease/(increase) in prepaid expenses and other assets	1,230,064	(2,199,905)
Increase/(decrease) in due to related parties	7,088,238	(955)
Increase in deferred revenue	69,975	704,177
Increase in restricted reserves	1,091,778	2,866,227
(Decrease) in accounts payable and accrued expenses	(2,470,332)	(1,186,876)
(Decrease)/increase in accrued interest payable	(64,085)	282,766
Net cash provided by operating activities	30,277,915	20,862,219
Cash flows from investing activities:
Acquisition of real estate	(3,989,960)	(2,507,101)
Capital improvements to real estate	(2,759,584)	—
Purchase of investment in debt securities	—	(8,765,076)
Proceeds from sale/repayment of investment in debt securities	10,399,997	—
Proceeds from sale of investments in real estate-related assets	21,014,869	—
Cash provided by/ (used in) investing activities	24,665,322	(11,272,177)
Cash flows from financing activities:
Borrowings and paydowns under credit facility	(3,344,824)	44,500,000
Proceeds from refinancing of mortgage loan	33,500,000	—
Repayment of mortgage loan	(36,153,907)	—
Proceeds from issuance of common stock, net	10,428,288	42,911,360
Distributions	(15,255,754)	(21,548,798)
Payments for redemptions of common stock	(59,611,544)	(59,418,571)
Non-controlling interest distributions	(13,494,248)	(14,001,724)
Non-controlling interest contribution	100,000	—
Syndicated ownership interest	35,400,911	—
Payment of deferred financing costs	(1,739,456)	(673,010)
Net cash used in financing activities	(50,170,534)	(8,230,743)
Net increase in cash and cash equivalents and restricted cash	4,772,703	1,359,299
Cash and cash equivalents and restricted cash, at beginning of period	$39,892,720	$38,533,421
Cash and cash equivalents and restricted cash, at end of period	$44,665,423	$39,892,720
Reconciliation of cash and cash equivalents and restricted cash
Cash and cash equivalents	$36,133,516	$30,386,460
Restricted cash	8,531,907	9,506,260
Total cash and cash equivalents and restricted cash	$44,665,423	$39,892,720
Supplemental disclosure of cash flow information:
Cash paid for interest	$26,576,194	$20,482,999
Non-cash investing and financing activities:
Distribution reinvestment	$6,103,616	$6,780,772
Distributions payable	$1,645,729	$1,922,447
Acquisition of real estate	$(42,179,905)	$—
Assumption of loans payable in conjunction with acquisitions of real estate	$26,635,694	$22,500,000
Issuance of OP Units for acquired real estate interests	$43,323,803	$—
Acquired non-controlling interests	$(24,292,760)	$19,087,232

The accompanying notes are an integral part of these consolidated financial statements.

CANTOR FITZGERALD INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Organization and Business Purpose

Cantor Fitzgerald Income Trust, Inc., formerly known as Rodin Global Property Trust, Inc. (the “Company”) was formed on February 2, 2016 as a Maryland corporation that has elected and qualified to be taxed as a real estate investment trust (“REIT”) for United States (“U.S.”) federal income tax purposes beginning with the taxable year ending December 31, 2017. The Company’s consolidated financial statements include Cantor Fitzgerald Income Trust Operating Partnership, L.P., (the “Operating Partnership”) and its operating subsidiaries. Substantially all of the Company’s business is conducted through the Operating Partnership, a Delaware limited partnership formed on February 11, 2016. The Company is the sole general and a limited partner of the Operating Partnership. Unless the context otherwise requires, the “Company” refers to the Company and the Operating Partnership. The Company currently operates its business in one reportable segment, which focuses on investing in and managing income-producing commercial properties and multifamily properties, as well as other real estate-related assets.

On February 2, 2016, the Company was capitalized with a $200,001 investment by the Company’s sponsor, Cantor Fitzgerald Investors, LLC (“CFI”) through the purchase of 8,180 Class A shares. In addition, a wholly owned subsidiary of CFI, Cantor Fitzgerald Income Trust OP Holdings, LLC, (the “Special Unit Holder”), has invested $1,000 in the Operating Partnership and has been issued a special class of limited partnership units (“Special Units”), which is recorded as a non-controlling interest on the consolidated balance sheet as of December 31, 2024. The Company registered with the Securities and Exchange Commission (“SEC”) an offering of up to $1.25 billion in shares of common stock, consisting of up to $1.0 billion in shares in the Company’s primary offering (the “Primary Offering”) and up to $250 million in shares pursuant to its distribution reinvestment plan (the “DRP”, and together with the Primary Offering, the “Initial Offering”). On May 18, 2017, the Company satisfied the minimum offering requirement as a result of CFI’s purchase of $2.0 million in Class I shares (the “Minimum Offering Requirement”). On March 20, 2020, the Company filed a registration statement on Form S-11 with the SEC for a proposed second public offering (the “Follow-On Offering”). Subsequently, on July 31, 2020, the Company terminated the Primary Offering but is continuing to offer up to $50.0 million of common stock pursuant to the DRP. On August 10, 2020, the SEC declared the Follow-On Offering effective. In the Follow-On Offering, the Company was offering up to $1 billion in shares of common stock in a primary offering on a best efforts basis and $250 million in shares of common stock to be issued pursuant to the DRP. On July 30, 2020, the Company, amended its charter (as amended, the “Charter”) to redesignate its currently issued and outstanding Class A shares of common stock, Class T shares of common stock and Class I shares of common stock as “Class AX Shares,” “Class TX Shares” and “Class IX Shares,” respectively. In addition, on July 30, 2020, as set forth in the Charter, the Company has reclassified the authorized but unissued portion of its common stock into four additional classes of common stock: Class T Shares, Class S Shares, Class D Shares, and Class I Shares. The Class AX shares, Class TX shares and Class IX shares generally have the same rights, including voting rights, as the Class T shares, Class S shares, Class D shares and Class I shares that the Company is offering pursuant to the Follow-On Offering. On August 9, 2023, the Company filed a registration statement on Form S-11 with the SEC for a proposed third public offering (the "Third Offering"), which was declared effective on February 7, 2024. In the Third Offering, the Company is offering up to $1 billion in shares of common stock in a primary offering on a best efforts basis and $250 million in shares of common stock to be issued pursued to a distribution reinvestment plan (Refer to Note 9 – Stockholders’ Equity).

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

As of December 31, 2024, the Company owned the following investments:

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
•
A majority interest of 75% in a joint venture (the “Battery Street SF JV”) that owns an office property located in San Francisco, California (the “SF Property”) with an unrelated third party.
•
An industrial property located in Phoenix, Arizona (the “Buchanan Property”).

CANTOR FITZGERALD INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•
Interests (15%) in a Delaware Statutory Trust, CF Station Multifamily DST (the “Station DST”), which owns a multifamily residential property located in Irving, Texas (the “Station Property”).
•
A controlling interest of 5% in a Delaware Statutory Trust, CF Keller Springs Multifamily DST (the "Keller DST") located in Carrolton, Texas (the “Keller Property”).
•
A controlling interest in a Delaware Statutory Trust, CF Summerfield Multifamily DST (the “Summerfield DST”), which owns a multifamily residential property located in Landover, MD (the “Summerfield Property”).
•
An industrial property located in Cleveland, OH (the “Madison Ave Property”).
•
A controlling interest of 10% in a Delaware Statutory Trust, (the “Valencia DST”), which owns a life sciences laboratory and research office property located in Valencia, California (the “Valencia Property”).
•
An office property located in Cupertino, CA (the “De Anza Property”).
•
A controlling interest of 10% in a Delaware Statutory Trust, CF Kacey Multifamily DST (the “Kacey DST”), which owns a multifamily residential property located in Kingwood, Texas (the “Kacey Property”).
•
A controlling interest of 10% in a Delaware Statutory Trust, CF Industry Multifamily DST (the “Industry DST”), which owns a multifamily residential property located in Columbus, OH (the “Industry Property”).
•
An industrial dry/cold storage facility located in Columbus, OH (the "Fisher Road Property").
•
A controlling interest of 96.46% in a multifamily property located in Conroe, TX (the "Longmire Property") through a joint venture (the "Longmire JV") with an unrelated third party.
•
A controlling interest of 10% in a Delaware Statutory Trust, (the "ON3 DST), which owns an office located in Nutley, NJ (the "ON3 Property").
•
A controlling interest of 10% in a Delaware Statutory Trust, CF West End Multifamily DST (the "West End DST"), which owns a multifamily residential property located in Lenexa, KS (the "West End Property").
•
A controlling interest of 10% in a Delaware Statutory Trust, CF Palms Multifamily DST (the "Palms DST"), which owns a multifamily residential property located in Houston, TX (the "Palms Property").
•
An acre of land located in Greenfield, IN (the "Mount Comfort Land").
•
A controlling interest of 5% in a Delaware Statutory Trust, CF Pearland Multifamily DST (the "Pearland DST"), which owns a multifamily residential property located in Pearland, TX (the "Pearland Property").
•
A 100% interest in a Delaware Statutory Trust, CF WAG Portfolio DST (the "WAG Portfolio DST"), which owns eight properties (individually, a "WAG Portfolio Property" and collectively the "WAG Portfolio Properties").

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

The Company evaluates all of its investments in real estate-related assets to determine if they are VIEs utilizing judgments and estimates that are inherently subjective. If different judgments or estimates were used for these evaluations, it could result in differing conclusions as to whether or not an entity is a VIE and whether or not to consolidate such entity. As of December 31, 2024, and December 31, 2023, the Company concluded that it had investments in VIEs. Refer to Note 11 – Variable Interest Entities for additional information.

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

CANTOR FITZGERALD INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred Rent Receivable

Deferred rent receivable represents rent earned in excess of rent received as a result of straight-lining rents over the terms of the leases in accordance with ASC Topic 842, Leases. As of December 31, 2024 and December 31, 2023, Deferred rent receivable was $13,393,162 and $11,575,495, respectively.

Prepaid Expenses and Other Assets

Prepaid expenses and other assets consist primarily of prepaid operating expenses, other receivable and reimbursements due from tenants.

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

The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate assets may not be recoverable. Impairment indicators that the Company considers include, but are not limited to, bankruptcy or other credit concerns of a property’s major tenant, such as a history of late payments, rental concessions and other factors, a significant decrease in a property’s revenues due to lease terminations, vacancies, co-tenancy clauses, reduced lease rates or other circumstances. When indicators of potential impairment are present, the Company assesses the recoverability of the assets by determining whether the carrying amount of the assets will be recovered through the undiscounted future cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying amount, the Company will adjust the real estate assets to their respective fair values and recognize an impairment loss. Generally, fair value is determined using a discounted cash flow analysis and recent comparable sales transactions. As of December 31, 2024 and December 31, 2023, no impairment losses have been identified.

Investments in Real Estate-Related Assets

Mezzanine Loan Investment

As of December 31, 2024, the Company did not have a mezzanine loan investment. As of December 31, 2023, the Company had a mezzanine loan investment in the Illinois SPE. The mezzanine loan investment was sold during the year ended December 31, 2024. Mezzanine loan investments are generally intended to be held for investment and, accordingly, are carried at cost, net of unamortized fees, premiums, discounts and unfunded commitments. Mezzanine loan investments that are deemed to be impaired are carried at amortized cost less a loss reserve, if deemed appropriate. Mezzanine loan investments for which the Company does not have the intent

CANTOR FITZGERALD INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

to hold the investment for the foreseeable future or until its expected payoff are classified as held for sale and recorded at the lower of cost or estimated value.

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

Income recognition is suspended for a mezzanine loan investment at the earlier of the date at which payments become 90-days past due or when, in the opinion of management, a full recovery of income and principal becomes doubtful. When the ultimate collectability of the principal of an impaired mezzanine loan investment is in doubt, all payments are applied to principal under the cost recovery method. When the ultimate collectability of the principal of an impaired mezzanine loan investment is not in doubt, contractual income from mezzanine loan is recorded as income from mezzanine loan when received, under the cash basis method until an accrual is resumed when the mezzanine loan investment becomes contractually current and performance is demonstrated to be resumed. A mezzanine loan investment is written off when it is no longer realizable and/or legally discharged. Pursuant to the adoption of the CECL accounting standards, the Company has made an accounting policy election not to measure an allowance for credit losses on accrued interest receivable amounts as the Company writes-off the uncollectible accrued interest receivable balance in a timely manner. As of December 31, 2024 and December 31, 2023, no credit impairment losses have been identified.

Preferred Equity Investment

As of December 31, 2024, the Company did not have a preferred equity investment. As of December 31, 2023, the Company had a preferred equity investment in the Pennsylvania SPE, an entity that holds commercial real estate. The preferred equity investment was sold during the year ended December 31, 2024. Preferred equity investments are generally intended to be held to maturity and, accordingly, are carried at cost, net of unamortized fees, premium, discount and unfunded commitments. Preferred Equity investments that are deemed to be credit impaired are carried at amortized cost less a loss reserve, if deemed appropriate. Preferred equity investments where the Company does not have the intent to hold the investment for the foreseeable future or until its expected payoff are classified as held for sale and recorded at the lower of cost or estimated value.

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

CANTOR FITZGERALD INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income recognition is suspended for a preferred equity investment at the earlier of the date at which payments become 90-days past due or when, in the opinion of management, a full recovery of income and principal becomes doubtful. When the ultimate collectability of the principal of an impaired preferred equity investment is in doubt, all payments are applied to principal under the cost recovery method. When the ultimate collectability of the principal of an impaired preferred equity investment is not in doubt, contractual preferred return income is recorded as preferred return income when received, under the cash basis method until an accrual is resumed when the preferred return investment becomes contractually current and performance is demonstrated to be resumed. A preferred return investment is written off when it is no longer realizable and/or legally discharged. Pursuant to the adoption of the CECL accounting standards, the Company has made an accounting policy election not to measure an allowance for credit losses on accrued interest receivable amounts as the Company writes-off the uncollectible accrued interest receivable balance in a timely manner. As of December 31, 2024 and December 31, 2023, no credit impairment losses have been identified.

Unconsolidated Equity Method Investments

The Company performs consolidation analysis in accordance with ASC Topic 810, Consolidation, as described in the “Variable Interest Entities” section of this Note 2. The Company has determined, as a result of its analysis, that it is not the primary beneficiary of its investment in the Station DST, and therefore has not consolidated the entity. The Company has accounted for its investment in the Station DST, which is controlled and managed by CFI, under the equity method of accounting, and included within Investments in real estate-related assets on the Company’s consolidated balance sheet. In accordance with ASC Topic 323, Investments-Equity Method and Joint Ventures, the Company is able to exercise significant influence over this investee. Under the equity method, the investment is adjusted each period for capital contributions and distributions and its share of the entity’s net income (loss). Capital contributions, distributions and net income (loss) of such entity is recorded in accordance with the terms of the governing documents. An allocation of net income (loss) may differ from the stated ownership percentage interest in such entity as a result of preferred returns and allocation formulas, if any, as described in such governing documents. Investments in real estate-related assets are periodically reviewed for impairment based on projected cash flows from the underlying investment. If an impairment is identified, the carrying value of the investment will be reduced to the anticipated recoverable amount. As of December 31, 2024 and December 31, 2023, no impairment has been identified.

Investments in Debt Securities, at Fair Value

Commercial Mortgage-Backed Securities

As of December 31, 2024, the Company had no investment in debt securities. As of December 31, 2023, the Company's investment in debt securities consisted of commercial mortgage-backed securities ("CMBS"), which are securities backed by one or more mortgage loans secured by real estate assets, corporate bonds, term loans, mezzanine loans, and other debt issued by real estate-related companies or secured by real estate assets. These financial instruments are reported at fair value. CMBS debt securities are presented at fair value in the Company’s consolidated balance sheets. Interest income and changes in fair value of these debt securities are recognized as net gains (losses) from investment in debt securities in the Company’s consolidated statements of operations. The Company generally determines the fair value of its investments in debt securities by utilizing third-party pricing service providers whenever available.

In determining the fair value of a particular investment, pricing service providers may use broker-dealer quotations, reported trades or valuation estimates from their internal pricing model to determine the reported price. The pricing service providers' internal models for securities such as real estate debt generally consider the attributes applicable to a particular class of the security (e.g., credit rating, seniority), current market data, and estimated cash flows for each security, and collateral performance, as applicable. During the year ended December 31, 2024, the Company had a realized gain of $1,634,920 from the sale of its investments in debt securities. During the year ended December 31, 2023, the Company had no realized gain or loss. For further details on the realized gain on the investments in debt securities refer to Note 7 – Investment in Debt Securities, at fair value and Note 14 – Fair Value Measurement for additional information.

Deferred Financing Costs

Costs incurred in connection with obtaining financing are capitalized and amortized over the term of the related loan on a straight-line basis, which approximates the effective interest method. The carrying value of the deferred financing costs as of December 31, 2024 and December 31, 2023 was $5,001,576 and $4,598,656, respectively, which is net of accumulated amortization of $3,216,728 and $2,295,932, respectively, and recorded as an offset to the related debt. For the years ended December 31, 2024 and December 31, 2023, amortization of deferred financing costs was $1,094,157 and $1,001,402, respectively, and is included in Interest expense on the accompanying consolidated statements of operations.

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

Other Property Operating Revenues

Other property operating revenues include tenant reimbursement income and revenues received from tenants to cover utilities and other amenities. The tenant reimbursement income is derived from certain property operating expenses, including real estate taxes and insurance, among others, which are paid by the Company and are reimbursed by the tenants of the Company’s properties pursuant to the terms of the respective leases. These reimbursements and other revenues received from tenants are reflected as Other property operating revenues in the accompanying consolidated statements of operations, which, for the year ended December 31, 2024 and December 31, 2023 was $20,732,821 and $17,756,568, respectively.

Property Operating Expenses

Certain property operating expenses, including real estate taxes and insurance, among others, are paid by the Company and may be reimbursed by the tenants of the Company’s properties pursuant to the terms of the respective leases. These expenses incurred are reflected as Property operating expenses in the accompanying consolidated statements of operations, which for the year ended December 31, 2024 and December 31, 2023 was $37,964,357 and $33,815,078, respectively.

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

Deferred Revenue

Deferred revenue represents unearned rent received in advance from tenants at certain of the Company’s properties, which at December 31, 2024 and December 31, 2023 were $2,007,940 and $1,937,965, respectively.

CANTOR FITZGERALD INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Distribution Payable

Distribution payable is comprised of amounts of distributions declared by the Company but not yet paid and accrued distributions relating to the Performance Participation Allocation (as defined below in Note 9 – Stockholder’s Equity).

Also included within distribution payable is $9,530 due to certain specific affiliates, including the Sponsor, who are entitled to distributions based on their indirect equity interest in the Summerfield DST (as further described in Note 10 – Related Party Transactions). As of December 31, 2024, return of capital distributions were and are derived from net escrow break proceeds from the syndication of the Summerfield DST beneficial interest offering, with the related proceeds held and reported in cash and cash equivalents on the accompanying consolidated balance sheet.

As of December 31, 2024 and December 31, 2023 the aggregate total amount of distribution payable reported by the Company were $1,935,518 and $1,931,977, respectively.

Restricted Reserves

Restricted reserves are comprised of amounts received from tenants at certain of the Company’s properties for recoverable property operating expenses to be paid by the Company on behalf of the tenants, pursuant to the terms of the respective lease arrangements, which at December 31, 2024 and December 31, 2023 was $11,808,310 and $10,716,532, respectively.

Due to Related Parties

Due to related parties is comprised of amounts contractually owed by the Company for various services provided to the Company from related parties, which at December 31, 2024 and December 31, 2023 were $12,864,461 and $5,776,223, respectively (See Note 10 – Related Party Transactions).

Organization and Offering Costs

The Advisor has agreed to pay, on behalf of the Company, all organizational and offering costs (including legal, accounting, and other costs attributable to the Company’s organization and offering, but excluding upfront selling commissions, dealer manager fees and distribution fees) (“O&O Costs”) through the first anniversary of the date on which the Company satisfied the Minimum Offering Requirement, which was May 18, 2018 (the “Escrow Break Anniversary”). After the Escrow Break Anniversary, the Advisor, in its sole discretion, may pay some or all of the additional O&O Costs incurred, but is not required to do so. To the extent the Advisor pays such additional O&O Costs, the Company is obligated to reimburse the Advisor subject to the 1% Cap (as defined below). Following the Escrow Break Anniversary, the Company began reimbursing the Advisor for payment of O&O Costs on a monthly basis, which continued through the period ended May 18, 2021; provided, however, that the Company was not obligated to pay any amounts that as a result of such payment would cause the aggregate payments for O&O Costs (less selling commissions, dealer manager fees and distribution fees) paid to the Advisor to exceed 1% of gross proceeds from all the Company’s public offerings (the “1% Cap”), as of such payment date. Any amounts not reimbursed in any period are included in determining any reimbursement liability for a subsequent period. As of December 31, 2024, the Advisor has continued to pay all O&O Costs on behalf of the Company.

As of December 31, 2024 and December 31, 2023, the Advisor has incurred O&O Costs on the Company’s behalf of $14,747,673 and $13,747,936, respectively. As of both December 31, 2024 and December 31, 2023, the Company satisfied its obligation to reimburse the Advisor for O&O Costs. As of both December 31, 2024 and December 31, 2023, organizational costs of $90,675 were expensed, and offering costs of $3,978,102 were charged to stockholders’ equity. As of both December 31, 2024 and December 31, 2023, the Company has made reimbursement payments of $4,068,777 to the Advisor for O&O Costs incurred.

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

CANTOR FITZGERALD INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Earnings Per Share

Basic net income (loss) per share of common stock is determined by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is determined by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period, including common stock equivalents. As of December 31, 2024 and December 31, 2023, there were no material common stock equivalents that would have a dilutive effect on net income (loss) per share for common stockholders. All classes of common stock are allocated net income (loss) at the same rate per share.

For the years ended December 31, 2024 and December 31, 2023, basic and diluted net loss per share was $(0.66) and $(0.44), respectively.

Recently Adopted Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires financial assets that are measured at amortized cost to be presented, net of an allowance for credit losses, at the amount expected to be collected over their estimated life. Expected credit losses for newly recognized financial assets, as well as changes to credit losses during the period, are recognized in earnings. For certain purchased financial assets with deterioration in credit quality since origination (“PCD assets”), the initial allowance for expected credit losses will be recorded as an increase to the purchase price. Expected credit losses, including losses on off-balance-sheet exposures such as lending commitments, will be measured based on historical experience, current conditions and reasonable and supportable forecasts that affect the collectability of the reported amount. In November 2018, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, to clarify that operating lease receivables accounted for under ASC 842, Leases, are not in the scope of the new credit losses guidance, and, instead, impairment of receivables arising from operating leases should be accounted for in accordance with ASC 842, Leases. In April 2019, the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. The ASU makes changes to the guidance introduced or amended by ASU No. 2016-13 to clarify the scope of the credit losses standard and address guidance related to accrued interest receivable balances, recoveries, variable interest rates and prepayments, among other issues. The ASU also amends guidance in ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, and ASU No. 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. With respect to amendments to ASU No. 2017-12, the guidance addresses partial-term fair value hedges, fair value hedge basis adjustments, and certain transition requirements, along with other issues. In addition, in May 2019, the FASB issued ASU No. 2019-05, Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief. The amendments in this ASU allow entities, upon adoption of ASU No. 2016-13, to irrevocably elect the fair value option for financial instruments that were previously carried at amortized cost and are eligible for the fair value option under ASC 825-10, Financial Instruments: Overall. In November 2019, the FASB issued ASU No. 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842) Effective Dates. Pursuant to this ASU, the effective date of the new credit losses standard was deferred, and the new credit impairment guidance became effective for the Company on January 1, 2023. In addition, in November 2019, the FASB issued ASU No. 2019-11, Codification Improvements to Topic 326, Financial Instruments—Credit Losses. The amendments in this ASU require entities to include certain expected recoveries of the amortized cost basis previously written off, or expected to be written off, in the allowance for credit losses for PCD assets; provide transition relief related to troubled debt restructurings; allow entities to exclude accrued interest amounts from certain required disclosures; and clarify the requirements for applying the collateral maintenance practical expedient. The amendments in ASUs No. 2018-19, 2019-04, 2019-05, 2019-10 and 2019-11 are required to be adopted concurrently with the guidance in ASU No. 2016-13. The Company adopted the standards on their required effective date beginning January 1, 2023. The adoption of this guidance did not have an impact on the Company's consolidated financial statements.

CANTOR FITZGERALD INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In March 2020, the FASB issued ASU No. 2020-03, Codification Improvements to Financial Instruments. This ASU makes narrow-scope amendments related to various aspects pertaining to financial instruments and related disclosures by clarifying or improving the Codification. Certain guidance became effective for the Company for annual periods beginning January 1, 2020, and the adoption of this guidance did not have a material impact on the Company’s consolidated financial statements. The Company adopted the guidance related to credit losses on the required effective date beginning January 1, 2023. The adoption of the credit losses guidance did not have an impact on the Company's consolidated financial statements.

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

In December 2022, the FASB issued ASU No. 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848. ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting provided optional guidance to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The ASU was effective upon issuance and generally could be applied through December 31, 2022. Because the relief in ASC 848, Reference Rate Reform may not cover a period of time during which a significant number of modifications may take place, the amendments in ASU No. 2022-06 deferred the sunset date from December 31, 2022 to December 31, 2024, after which entities will no

CANTOR FITZGERALD INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

longer be permitted to apply the relief in ASC 848. The ASU was effective upon issuance. The adoption of this guidance did not have an impact on the Company’s consolidated financial statements.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The guidance was issued in response to requests from investors for companies to disclose more information about their financial performance at the segment level. The ASU does not change how a public entity identifies its operating segments, aggregates them or applies the quantitative thresholds to determine its reportable segments. The standard requires a public entity to disclose significant segment expenses and other segment items on an annual and interim basis, and to provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that were previously required annually. Public entities with a single reportable segment are required to provide the new disclosures and all the disclosures previously required under ASC 280. The Company adopted the standard on the required effective date for the Company’s financial statements issued for the annual reporting periods beginning on January 1, 2024 and will apply the guidance for the interim periods beginning on January 1, 2025. Refer to Note 16 — Segment Information. The adoption of the new guidance did not have an impact on the Company’s consolidated financial statements.

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

In March 2024, the FASB issued ASU No. 2024-02, Codification Improvements—Amendments to Remove References to the Concepts Statements. The Conceptual Framework establishes concepts that the Board considers in developing standards. The ASU was issued to remove references to the Conceptual Framework in the Codification. The FASB noted that references to the Concepts Statements in the Codification could have implied that the Concepts Statements are authoritative. Also, some of the references removed were to Concepts Statements that are superseded. The new guidance became effective for the Company beginning on January 1, 2025, and will be applied prospectively to all new transactions recognized on or after the adoption date. The adoption of the new guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The standard improves financial reporting and responds to investor input that additional expense detail is fundamental to understanding the performance of an entity, assessing its prospects for future cash flows, and comparing its performance over time and with that of other companies. The new guidance requires public business entities to disclose in the notes to financial statements specified information about certain costs and expenses at each interim and annual reporting period, including the amounts of employee compensation, depreciation, and intangible asset amortization for each income statement line item that contains those expenses. Specified expenses, gains or losses that are already disclosed under existing U.S. GAAP will be required by the ASU to be included in the disaggregated income statement expense line item disclosures, and any remaining amounts will need to be described qualitatively. Separate disclosures of total selling expenses and an entity’s definition of those expenses will also be required. The new guidance will become effective for the Company’s financial statements issued for annual reporting periods beginning on January 1, 2027 and interim reporting periods beginning on January 1, 2028, will require either prospective or retrospective presentation, and early adoption is permitted. Management is currently evaluating the impact of the new standard on the Company’s consolidated financial statements.

On March 6, 2024 the SEC recently adopted the final rules, The Enhancement and Standardization of Climate-Related Disclosures for Investors, that would require registrants to provide climate-related disclosures in a note to the audited financial statements. The disclosures would include certain effects of severe weather events and other natural conditions, including the aggregate amounts and where in the financial statements they are presented. If carbon offsets or renewable energy credits or certificates ("RECs") are deemed a material component of the registrant’s plans to achieve its disclosed climate-related targets, registrants would be required to disclose information about the offsets and RECs. Registrants would also be required to disclose whether and how (1) exposures to risks and uncertainties associated with, or known impacts from, severe weather events and other natural conditions and (2) any disclosed climate-related targets or transition plans materially impacted the estimates and assumptions used in preparing the financial statements. Finally, registrants would be required to disclose additional contextual information about the above disclosures, including how each financial statement effect was derived and the accounting policy decisions made to calculate the effects, for the most recently completed fiscal

CANTOR FITZGERALD INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

year and, if previously disclosed or required to be disclosed, for the historical fiscal year for which audited consolidated financial statements are included in the filing. Subsequent to the issuance, the SEC has released an order staying the final rules pending judicial review of all of the petitions challenging the rules. Absent the stay, the rules would have been effective for the Company on May 28, 2024 and phased in starting in 2027. Management is currently monitoring the developments pertaining to the rules and any resulting potential impacts on the Company’s consolidated financial statements.

Note 3 – Investment in Real Estate

Investment in real estate, net consisted of the following at December 31, 2024 and December 31, 2023:

	December 31, 2024	December 31, 2023
Building and building improvements	$924,316,055	$895,144,029
Land	118,780,392	108,980,432
Total	1,043,096,447	1,004,124,461
Accumulated depreciation	(88,012,426)	(62,780,887)
Investment in real estate, net	$955,084,021	$941,343,574

As of December 31, 2024, the Company owned interests in 34 real properties and a plot of land as described below:

Portfolio	Ownership Percentage	Location	Number of Properties	Square Feet/ Acre	Remaining Lease Term(1)	Acquisition Date	Purchase Price(3)
Walgreens Grand Rapids ("GR Property")	100%	Grand Rapids, MI	1	14,552	12.6 years(2)	July 2017	$7,936,508
CF Net Lease Portfolio IV DST ("Net Lease DST Properties")	0%	Various	7	103,537	11.9 years	September 2017	$35,706,642
Daimler Trucks North America Office Building ("FM Property")	100%	Fort Mill, SC	1	150,164	4.0 years	February 2018	$40,000,000
Alliance Data Systems Office Building ("CO Property")	100%	Columbus, OH	1	241,493	7.7 years	July 2018	$46,950,000
Hoya Optical Labs of America ("Lewisville Property")	100%	Lewisville, TX	1	89,473	3.5 years	November 2018	$14,120,000
Williams Sonoma Office Building ("SF Property")	75%	San Francisco, CA	1	13,907	0.0 years(5)	September 2019	$11,600,000
Martin Brower Industrial Buildings ("Buchanan Property")	100%	Phoenix, AZ	1	93,302	7.2 years	November 2019	$17,300,000
Multifamily Residential Property ("Keller Property")	5%	Carrolton, TX	1	255,627	multiple(4)	February 2021	$56,500,000
Multifamily Residential Property ("Summerfield Property")	100%	Landover, MD	1	452,876	multiple(4)	March 2021	$115,500,000
Amazon Last Mile Cleveland ("Madison Ave Property")	100%	Cleveland, OH	1	168,750	6.2 years	May 2021	$30,800,000
Valencia California ("Valencia Property")	10%	Santa Clarita, CA	1	180,415	11.0 years	July 2021	$92,000,000
De Anza Plaza Office Buildings ("De Anza Property")	100%	Cupertino, CA	1	83,959	6.6 years	July 2021	$63,750,000
Multifamily Residential Property ("Kacey Property")	10%	Kingwood, TX	1	296,991	multiple(4)	November 2021	$67,000,000
Multifamily Residential Property ("Industry Property")	10%	Columbus, OH	1	187,678	multiple(4)	December 2021	$81,000,000
Mars Petcare Dry/Cold Storage Facility ("Fisher Road Property")	100%	Columbus, OH	1	465,256	2.4 years	March 2022	$58,000,000
Multifamily Residential Property ("Longmire Property")	96.46%	Conroe, TX	1	231,720	multiple(4)	April 2022	$43,400,000
Office Tower ("ON3 Property")	10%	Nutley, NJ	1	332,818	14.0 years	April 2022	$131,667,000
Multifamily Residential Property ("West End Property")	10%	Lenexa, KS	1	299,813	multiple(4)	August 2022	$69,375,000
Multifamily Residential Property ("Palms Property")	10%	Houston, TX	1	222,672	multiple(4)	August 2022	$48,000,000
Land ("Mount Comfort Land")	100%	Greenfield, IN	0	1 - acre	11.3 years	October 2022	$445,000
Multifamily Residential Property ("Pearland Property")	5%	Pearland, TX	1	219,624	multiple(4)	June 2023	$40,500,000
CF WAG Portfolio DST ("WAG Portfolio Properties")	100%	Various	8	118,339	11.9 years	September 2024	$42,000,000
(1)
Reflects number of years remaining until the tenant’s first termination option.
(2)
On March 9, 2021, the tenant (Walgreens) of the Net Lease DST waived the lease termination option and extended the first-term maturity by five years to November 30, 2036. On March 14, 2022, the tenant (Walgreens) of the GR Property SPE waived the lease termination option and extended the non-cancelable term of the lease by five years to July 31, 2037.
(3)
Reflects the contract purchase price at 100% ownership as opposed to adjusted for current ownership percentage as applicable.
(4)
Indicates individual tenant leases (with a 1-year average lease term) for the multifamily residential properties.
(5)
The lease with William Sonoma expired on December 31, 2021. As of March 31, 2025, the SF Property is vacant.

CANTOR FITZGERALD INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Intangibles

The amortization of acquired above-market and/or below-market leases is recorded as an adjustment to Rental revenue on the consolidated statements of operations. For the years ended December 31, 2024 and December 31, 2023, the net amount of such amortization was included as an increase to rental income of $1,753,880 and $1,759,632, respectively.

The amortization of in-place leases is recorded as an adjustment to Depreciation and amortization expense on the consolidated statements of operations. For the year ended December 31, 2024 and December 31, 2023, the net amount of such amortization was $8,206,312 and $9,691,373, respectively.

The amortization of tax abatement on property improvements is recorded as an adjustment to Depreciation and amortization expense on the consolidated statements of operations. For both the year ended December 31, 2024 and December 31, 2023, the net amount of such amortization was $1,045,714.

As of December 31, 2024 and December 31, 2023, the gross carrying amount and accumulated amortization of the Company’s intangible assets consisted of the following:

	December 31, 2024	December 31, 2023
Intangible assets:
In-place lease intangibles	$98,951,471	$93,194,479
Above-market lease intangibles	2,323,246	2,112,734
Tax abatement on property improvements intangibles	14,640,000	14,640,000
Total intangible assets	115,914,717	109,947,213
Accumulated amortization:
In-place lease amortization	(40,141,626)	(31,935,314)
Above-market lease amortization	(833,754)	(631,624)
Tax abatement on property improvements amortization	(3,224,286)	(2,178,572)
Total accumulated amortization	(44,199,666)	(34,745,510)
Intangible assets, net	$71,715,051	$75,201,703

The estimated future amortization on the Company’s intangible assets for each of the next five years and thereafter as of December 31, 2024 is as follows:

Year	In-place Lease Intangibles	Above-market Lease Intangibles	Tax Abatement on Property Improvements	Total
2025	7,746,538	213,633	1,045,714	9,005,885
2026	6,998,661	213,633	1,045,714	8,258,008
2027	5,752,359	213,633	1,045,714	7,011,706
2028	5,313,351	213,633	1,045,714	6,572,698
2029	4,773,861	213,633	1,045,714	6,033,208
Thereafter	28,225,075	421,327	6,187,144	34,833,546
	$58,809,845	$1,489,492	$11,415,714	$71,715,051

As of December 31, 2024 and December 31, 2023, the gross carrying amount and accumulated amortization of the Company’s Intangible liabilities consisted of the following:

	December 31, 2024	December 31, 2023
Intangible liabilities:
Below-market lease intangibles	$25,186,312	$25,186,312
Accumulated amortization:
Below-market lease amortization	(7,880,021)	(5,897,213)
Intangible liabilities, net	$17,306,291	$19,289,099

CANTOR FITZGERALD INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The estimated future amortization on the Company’s intangible liabilities for each of the next five years and thereafter as of December 31, 2024 is as follows:

Year	Below-market Lease Intangibles
2025	$1,982,809
2026	$1,891,681
2027	$1,556,636
2028	$1,380,785
2029	$1,358,346
Thereafter	$9,136,034
$17,306,291

Note 5 - Five Year Minimum Rental Payments

The estimated future minimum rents the Company expects to receive for the GR Property, FM Property, CO Property, Lewisville Property, the Net Lease DST Properties, Buchanan Property, Madison Ave Property, Valencia Property, De Anza Property, Fisher Road Property, ON3 Property, Mount Comfort Land, and WAG Portfolio Properties for each of the next five years and thereafter through the end of the primary term as of December 31, 2024 is as follows:

Year	GR Property	FM Property	CO Property	Lewisville Property	Net Lease DST Properties	Buchanan Property	Madison Ave Property	Valencia Property	DeAnza Property	Fisher Road Property	ON3 Property	Mount Comfort Land	WAG Portfolio Properties	Total
2025	500,000	2,770,526	3,356,771	971,713	2,320,167	1,079,150	1,533,241	4,799,430	4,067,880	3,026,878	6,510,433	49,564	2,372,256	33,358,009
2026	500,000	2,826,087	3,392,689	971,713	2,421,044	1,079,150	1,571,572	4,943,413	4,179,206	3,087,361	6,640,642	50,432	2,382,140	34,045,449
2027	500,000	2,883,149	3,428,990	971,713	2,421,044	1,079,150	1,610,862	5,091,716	4,304,583	1,296,901	6,773,455	51,314	2,490,869	32,903,746
2028	500,000	2,940,211	3,465,681	500,432	2,421,044	1,121,781	1,651,133	5,244,468	4,433,720	—	6,908,924	52,212	2,490,869	31,730,475
2029	500,000	—	3,502,763	—	2,521,288	1,125,657	1,692,411	5,401,802	4,566,732	—	7,047,102	53,126	2,490,869	28,901,750
Thereafter	3,791,667	—	9,782,231	—	17,969,443	2,532,728	2,179,244	35,989,299	7,495,003	—	70,116,700	338,859	17,851,225	168,046,399
Total	$6,291,667	$11,419,973	$26,929,125	$3,415,571	$30,074,030	$8,017,616	$10,238,463	$61,470,128	$29,047,124	$7,411,140	$103,997,256	$595,507	$30,078,228	$328,985,828

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

On October 25, 2024, the Company disposed of its investment in the PA Property for $10,232,782, resulting in a net loss of $1,572,218 which has been included in Loss from sale of investments in the Company’s accompanying consolidated statement of operations.

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

On October 25, 2024, the Company disposed of its investment in the IL Property for $10,782,087, resulting in a net loss of $1,812,913 which has been included in Loss from sale of investments in the Company’s accompanying consolidated statement of operations.

Station DST Interests

On November 25, 2020, the Company acquired, through the Operating Partnership, beneficial interests (the “Station Interests”) in the Station DST, for a purchase price of $7.6 million. The Station Interests were acquired in a private placement offering managed by an affiliate of CFI. The Station Interests held represent 15% of the Station DST.

On October 29, 2020, the Station DST acquired the fee simple interest in a 444-unit apartment community located in Irving, Texas (the “Station DST Property”), for a total purchase price of $106 million. The purchase price was comprised of $47.1 million in equity and $58.9 million in proceeds from a mortgage loan. At December 31, 2024, the Station DST Property is 90.32% occupied.

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

CANTOR FITZGERALD INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The results of operations for the Company’s investments in real estate-related assets for the year ended December 31, 2024 and December 31, 2023 are summarized below:

	For the Year Ended December 31,
Station DST	2024	2023
Revenues	$8,044,606	$7,672,593
Operating expenses	(5,470,360)	(5,014,337)
Other expenses, net	(1,663,133)	(1,658,420)
Net income	$911,113	$999,836
Net income attributable to the Company(1)	$136,667	$149,975

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

On November 7, 2023, the Company made an investment in $5,060,000 of investment-grade rated Class D BMO 2023-5C2 CMBS with a 5.00% coupon. The Company paid $0.70 on the dollar for the securities. Subsequently, on March 18, 2024, the Company sold its investment in the Class D BMO 2023-5C2 CMBS for $4,274,997, resulting in a realized gain of $711,645.

As of December 31, 2024, the Company had no investment in debt securities.

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

The following table details the interest income, the unrealized gain (loss) from changes in fair value, and the realized gain from dispositions recognized for the Company's investment in debt securities, at fair value, during the years ended December 31, 2024 and 2023:

	For the Year Ended December 31,	For the Year Ended December 31,
	2024	2023
Interest income	$159,816	$149,045
Unrealized gain (loss)	(454,123)	454,124
Realized gain	1,634,920	—
Net gain from investment in debt securities	$1,340,613	$603,169

CANTOR FITZGERALD INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 – Loans Payable

On July 11, 2017, in connection with the purchase of the GR Property (refer to Note 3 – Investment in Real Estate), a wholly owned subsidiary of the Operating Partnership entered into a loan agreement (the “GR Loan”) with UBS AG with an outstanding principal amount of $4,500,000. The GR Loan provides for monthly interest payments which accrue through the 10th of each month. The GR Loan bears interest at an initial fixed rate of 4.11% per annum through the anticipated repayment date, July 6, 2027, and thereafter at a revised interest rate of 3.00% per annum plus the greater of the initial interest rate or the 10 year swap yield through the maturity date June 30, 2032. On October 18, 2024, the GR Loan was fully paid off through refinancing and the transfer of the debt to the Credit Facility. The new loan draw from the Credit Facility totaled $4,614,000 and is governed by the terms and conditions specified in the Credit Facility Agreement.

On February 1, 2018, in connection with the purchase of the FM Property (refer to Note 3 – Investment in Real Estate), the FM Property SPE entered into a loan agreement (the “FM Loan”) with UBS AG with an outstanding principal amount of $21,000,000. The FM Loan provides for monthly interest payments and bears interest at an initial fixed rate of 4.43% per annum through the anticipated repayment date, February 6, 2028 (the “FM Anticipated Repayment Date”), and thereafter at revised rate of 3.00% per annum plus the greater of the initial interest rate or the 10 year swap yield as of the first business day after the FM Anticipated Repayment Date. As of December 31, 2024, the Company was in compliance with the FM Loan covenants.

On July 31, 2018, in connection with the purchase of the CO Property (refer to Note 3 – Investment in Real Estate), the CO Property SPE entered into a loan agreement (the “CO Loan”) with a related party, Cantor Commercial Real Estate ("CCRE"), with an outstanding principal amount of $26,550,000. The CO Loan provides for monthly interest payments and bears interest at an initial fixed rate of 4.94% per annum through the anticipated repayment date, August 6, 2028 (the “CO Anticipated Repayment Date”), and thereafter at an increased rate of 2.50% per annum plus the greater of the initial interest rate or the 10 year swap yield as of the first business day after the CO Anticipated Repayment Date. As of December 31, 2024, the Company was in compliance with the CO Loan covenants.

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

On November 26, 2019, in connection with the purchase of the Buchanan Property (refer to Note 3 – Investment in Real Estate), the Buchanan Property SPE entered into a loan agreement (the “Buchanan Loan”) with Goldman Sachs Bank USA with an outstanding principal amount of $9,600,000. The Buchanan Loan provides for monthly interest payments and bears interest at an initial fixed rate of 3.52% per annum through the anticipated repayment date, December 1, 2029 (the “Buchanan Anticipated Repayment Date”), and thereafter at revised rate of 2.50% per annum plus the greater of the initial interest rate or the 10 year swap yield as of the first business day after the Buchanan Anticipated Repayment Date. As of December 31, 2024, the Company was in compliance with the Buchanan Loan covenants.

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

CANTOR FITZGERALD INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On September 1, 2024, in connection with the assignment and assumption of the WAG Portfolio Property, the Company acquired a loan with an outstanding principal amount of $26,635,694 under a loan agreement entered into on November 15, 2016 (the "WAG Portfolio Loan") between WAG Portfolio DST and Cantor Commercial Real Estate Lending, L.P. (the "WAG Portfolio Lender"). The WAG portfolio Loan provides monthly interest payments and bears an initial fixed interest rate of 4.59% per annum through the anticipated repayment date, December 1, 2026 (the "WAG Portfolio DST Anticipated Repayment Date"), and thereafter at an increased rate of 3.00% per annum plus the greater of the initial interest rate or the 10 year swap yield as of the first business day after the WAG Portfolio DST Anticipated Repayment Date. The carrying value of the WAG Portfolio Loan approximates its fair value.

CANTOR FITZGERALD INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Credit Facility – Citizens Bank

On July 23, 2021, the Company and the Operating Partnership secured a $100 million senior secured revolving credit facility (the “Citizens Facility”) with Citizens Bank, N.A. (the “Facility Lender”). Under the credit facility agreement (as amended the “Credit Facility Agreement”), the total commitment can increase to $200 million, subject to lender approvals and conditions. The facility matures on July 23, 2024, with two one-year extension options, contingent on compliance with financial covenants and payment of an extension fee. The Credit Facility Agreement calls for an interest rate based on either term SOFR plus a margin of 1.75%-2.25% or an alternative base rate plus 0.75%-1.25%, depending on the loan-to-value ratio. On September 29, 2023, the facility’s borrowing capacity increased to $125 million and certain geographic concentration limits were adjusted. The First Extension Option was exercised on July 10, 2024, extending the maturity to July 23, 2025. As of December 31, 2024, properties including the Lewisville, Madison Ave, De Anza, Longmire, Fisher Road, and GR Properties were pledged as collateral.

On October 18, 2024, the GR Loan was refinanced for $4,614,000. As part of the refinancing, the loan was incorporated in the Citizens Facility, with the GR Property pledged as collateral. The loan draw is governed by the same terms and conditions outlined in the Credit Facility Agreement.

As of December 31, 2024, the amounts outstanding under the Citizen Facility were approximately $61.2 million.

As of December 31, 2024 and December 31, 2023, the Company’s Loans payable balance was $549,780,728 and $529,169,778, net of deferred financing costs, respectively. As of December 31, 2024 and December 31, 2023, deferred financing costs were $5,001,576 and $4,598,656, net of accumulated amortization of $3,216,728 and $2,295,932, respectively, which has been accounted for within Interest expense on the consolidated statements of operations.

CANTOR FITZGERALD INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information on the Company’s Loans payable as of December 31, 2024 and December 31, 2023 is as follows:

Description	December 31, 2024
	GR Property	FM Property	CO Property	Net Lease DST Property	Buchanan Property	Keller Springs Property	Summerfield Property	Valencia Property	Credit Facility	Kacey Property	Industry Property	ON3 Property	West End Property	Palms Property	Pearland Property	WAG Portfolio Property	Total
Principal amount of loans	$—	$21,000,000	$26,550,000	$22,495,184	$9,600,000	$33,500,000	$76,575,000	$55,200,000	$61,155,176	$40,640,000	$43,200,000	$66,731,250	$29,000,000	$20,000,000	$22,500,000	$26,635,694	$554,782,304
Less: Deferred financing costs, net of accumulated amortization of $3,216,728	—	(74,150)	(134,075)	(175,506)	(53,231)	(1,408,556)	(137,183)	(581,753)	(147,336)	(261,252)	(315,018)	(705,055)	(341,002)	(298,812)	(368,647)	-	$(5,001,576)
Loans payable, net of deferred financing costs and amortization	$—	$20,925,850	$26,415,925	$22,319,678	$9,546,769	$32,091,444	$76,437,817	$54,618,247	$61,007,840	$40,378,748	$42,884,982	$66,026,195	$28,658,998	$19,701,188	$22,131,353	$26,635,694	$549,780,728

Description	December 31, 2023
	GR Property	FM Property	CO Property	Net Lease DST Property	Buchanan Property	Keller Springs Property	Summerfield Property	Valencia Property	Credit Facility	Kacey Property	Industry Property	ON3 Property	West End Property	Palms Property	Pearland Property	Total
Principal amount of loans	$4,500,000	$21,000,000	$26,550,000	$22,495,184	$9,600,000	$31,277,000	$76,575,000	$55,200,000	$64,500,000	$40,640,000	$43,200,000	$66,731,250	$29,000,000	$20,000,000	$22,500,000	$533,768,434
Less: Deferred financing costs, net of accumulated amortization of $2,295,932	(28,898)	(92,725)	(151,528)	(201,034)	(60,340)	(239,043)	(159,192)	(671,248)	(398,392)	(299,125)	(360,127)	(801,445)	(385,575)	(337,867)	(412,117)	(4,598,656)
Loans payable, net of deferred financing costs and amortization	$4,471,102	$20,907,275	$26,398,472	$22,294,150	$9,539,660	$31,037,957	$76,415,808	$54,528,752	$64,101,608	$40,340,875	$42,839,873	$65,929,805	$28,614,425	$19,662,133	$22,087,883	$529,169,778

For the years ended December 31, 2024 and December 31, 2023, the Company incurred $27,380,513 and $23,557,360, respectively, of interest expense, which is included within Interest expense on the consolidated statements of operations. As of December 31, 2024 and December 31, 2023, $1,868,146 and $1,932,231 respectively, was unpaid and is recorded as accrued interest payable on the Company’s consolidated balance sheets. All of the unpaid interest expense accrued as of December 31, 2024 and December 31, 2023 was paid during January 2025 and January 2024, respectively.

Also included within Interest expense on the consolidated statements of operations is amortization of deferred financing costs, which, for the years ended December 31, 2024 and December 31, 2023, was $1,094,157 and $1,001,402, respectively.

The following table presents the future principal payments due under the Company’s loan agreements as of December 31, 2024:

Year	Amount
2025	61,155,176
2026	49,130,878
2027	—
2028	47,550,000
2029	9,600,000
Thereafter	387,346,250
Total	$554,782,304

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

As of December 31, 2024, the Company’s total number of authorized shares was 400,000,000, consisting of 10,000,000 of Class AX authorized common shares, 5,000,000 of Class TX authorized common shares 5,000,000 of Class IX authorized common shares, 100,000,000 of Class T authorized common shares, 20,000,000 of Class S authorized common shares, 60,000,000 of Class D authorized common shares, and 200,000,000 of Class I authorized common shares. The Class AX Shares, Class D Shares, Class I Shares, Class IX Shares, Class S Shares, Class T Shares and Class TX Shares have the same voting rights and rights upon liquidation, although distributions are expected to differ due to the distribution fees payable with respect to Class D Shares, Class S Shares, Class T Shares and Class TX Shares, which will reduce distributions to the holders of such classes of shares.

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

CANTOR FITZGERALD INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2024, the Company had 12,604,572 shares of its common stock outstanding (consisting of 3,525,933 Class AX Shares, 6,067 Class TX Shares and 1,129,756 Class IX Shares, 5,935,802 Class I Shares, 1,437,326 Class T Shares, 562,589 Class D Shares and 7,099 Class S Shares) in the Offerings.

As of December 31, 2023, the Company had 14,625,677 shares of its common stock outstanding (consisting of 3,840,761 Class AX Shares, 178,873 Class TX Shares, 1,178,536 Class IX Shares, 7,313,276 Class I Shares, 1,462,448 Class T Shares, 644,697 Class D Shares and 7,086 Class S Shares) in the Offerings.

As of December 31, 2024, the Company had aggregate net proceeds of $323,152,589 in the Offerings. As of December 31, 2023, the Company had aggregate net proceeds of $366,242,849 in the Offerings. The aggregate net proceeds consists of gross proceeds less distribution fees, O&O Cost and redemptions.

Distributions

The Company’s board of directors has authorized, and the Company has declared, distributions for the period September 1, 2020 through April 1, 2025 in an amount equal to $0.004234973 per day (or approximately $1.55 on an annual basis) per each share of common stock, less, for holders of certain classes of shares, the distribution fees that are payable with respect to such classes of shares as further described in the applicable prospectus. The distributions are payable by the 5th business day following each month end to stockholders of record at the close of business each day during the prior month.

As of December 31, 2024 and December 31, 2023, the Company has declared cumulative distributions of $95,295,921 and $74,213,269, respectively, of which $1,645,729 and $1,922,448, respectively, was unpaid as of the respective reporting dates and has been recorded as distributions payable on the accompanying consolidated balance sheets. All of the unpaid distributions as of December 31, 2024 and December 31, 2023, were paid during January 2025 and January 2024, respectively. As of December 31, 2024 and December 31, 2023, distributions reinvested pursuant to the Company’s DRP were $28,920,988 and $22,817,372, respectively.

Redemptions

Stockholders are eligible to have their shares repurchased by the Company pursuant to the Fourth Amended and Restated Share Repurchase Program ("Amended SRP").

Repurchases of shares under the Amended SRP are made on a monthly basis. Subject to the limitations of and restrictions provided for in the Amended SRP, and subject to funds being available, shares repurchased under the Amended SRP are repurchased at the transaction price in effect on the date of repurchase, which, generally will be a price equal to the NAV per share applicable to the class of shares being repurchased and most recently disclosed by the Company in a public filing with the SEC. Under the Amended SRP, the Company may repurchase during any calendar month shares of its common stock whose aggregate value (based on the repurchase price per share in effect when the repurchase is effected) is 2% of the aggregate NAV as of the last calendar day of the previous month and during any calendar quarter whose aggregate value (based on the repurchase price per share in effect when the repurchase is effected) is up to 5% of the Company’s aggregate NAV as of the last calendar day of the prior calendar quarter. During the year end December 31, 2024, the Company received repurchase requests that exceeded the 2% monthly limit and 5% quarterly limit under the Company's Amended SRP. Therefore, as a result of the aforementioned monthly and quarterly limits, the Company repurchased less than the full amount of shares requested during the year ended December 31, 2024.

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

During the year ended December 31, 2024, the Company repurchased 2,802,519 shares in the amount of $59,611,544, $2,082,105 of which were outstanding at December 31, 2024. During the year ended December 31, 2023, the Company repurchased 2,536,552 shares in the amount of $63,283,512, $3,864,941 of which were outstanding at December 31, 2023. The amounts outstanding at December 31, 2024 and December 21, 2023 were paid during January 2025 and January 2024, respectively.

CANTOR FITZGERALD INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Non-controlling Interest

Special Unit Holder

The Special Unit Holder has invested $1,000 in the Operating Partnership and has been issued a special class of limited partnership units as part of the overall consideration for the services to be provided by the Advisor. In addition, the Special Unit Holder is entitled to receive a performance participation distribution from the Operating Partnership, subject to certain terms and calculations as defined within the amended Operating Partnership agreement. Such allocation (the “Performance Participation Allocation”) is paid in cash annually and accrued monthly. The Special Unit Holder is entitled to $9,553,541 pursuant to the Performance Participation Allocation, which has been paid in full by the Company as of the first quarter of 2023. The Special Unit Holder investment in the Operating Partnership, including the Performance Participation Allocation, have been recorded as components of Non-controlling interests in subsidiaries on the consolidated balance sheets as of December 31, 2024 and December 31, 2023, respectively.

Non-controlling interest in the SF Property SPE

Based on the Company’s consolidation analysis, which was performed in accordance with ASC 810 as described in the “Variable Interest Entities” section of Note 2 — Summary of Significant Accounting Policies, management has determined that the Company is the primary beneficiary of the SF Property SPE. Accordingly, the Company has consolidated the SF Property SPE. As of December 31, 2024, the Company’s ownership interest in the SF Property SPE was 75%, and Graham Street Realty ("GSR") interest was 25%. GSR's total ownership interest of $2,704,864 has been recorded as a component of Non-controlling interests in subsidiaries on the Company’s consolidated balance sheet as of December 31, 2024.

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

On August 16, 2024, the Company, through the Operating Partnership, and the Keller DST entered into a managing broker-dealer agreement (the "Keller DST Dealer Manager Agreement"), with the Dealer Manager, pursuant to which the Dealer Manager agreed to conduct a private placement offering (the "Keller DST Offering") of up to $38,650,000 of the Keller DST's beneficial interest representing 95% of the interests to third party investors on a "best efforts" basis. As of December 31, 2024, the Keller DST had received gross proceeds of $35,400,911 from the offering. The Company’s ownership interest in the Keller Property was 5% with the other parties holding 95% of the ownership interests in the Keller Property. The third parties' ownership interest in Keller Property of $20,393,545 was recorded as Non-controlling interests in subsidiaries on the Company’s consolidated balance sheet as of December 31, 2024.

Non-controlling interest in Summerfield DST

Based on the Company’s consolidation analysis, which was performed in accordance with ASC 810 as described in the “Variable Interest Entities” section of Note 2 — Summary of Significant Accounting Policies, management has determined that the Company is the primary beneficiary of the Summerfield DST. Accordingly, the Company has consolidated the Summerfield DST. On December 2, 2024, the Operating Partnership exercised its fair market value option to acquire the remaining 75% of outstanding equity interest in the Summerfield DST. As of December 31, 2024, the Company’s ownership interest in the Summerfield DST was 100%, and other parties no longer have an interest in the Summerfield DST.

In connection with the acquisition of the Summerfield Property, a wholly owned subsidiary of the Operating Partnership entered a joint venture (the “Summerfield MT JV”) between the wholly owned subsidiary of the Operating Partnership and affiliates of Hamilton Zanze (“HZ”). As of December 31, 2024, the Company’s ownership interest in the Summerfield MT JV was 100%, and HZ no longer has interest in the Summerfield MT JV.

CANTOR FITZGERALD INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Non-controlling interest in Valencia DST

Based on the Company’s consolidation analysis, which was performed in accordance with ASC 810 as described in the “Variable Interest Entities” section of Note 2 — Summary of Significant Accounting Policies, management has determined that the Company is the primary beneficiary of the Valencia DST. Accordingly, the Company has consolidated the Valencia DST. As of December 31, 2024, the Company’s ownership interest in the Valencia DST was 10% and other parties’ interest was 90%. The other parties’ total ownership interest of $37,660,243 has been recorded as a component of Non-controlling interests in subsidiaries on the Company’s consolidated balance sheet as of December 31, 2024.

Non-controlling interest in Kacey DST

Based on the Company’s consolidation analysis, which was performed in accordance with ASC 810 as described in the “Variable Interest Entities” section of Note 2 — Summary of Significant Accounting Policies, management has determined that the Company is the primary beneficiary of the Kacey DST. Accordingly, the Company has consolidated the Kacey DST. As of December 31, 2024, the Company’s ownership interest in the Kacey DST was 10% and other parties’ interest was 90%. The other parties’ total ownership interest of $18,700,320 has been recorded as a component of Non-controlling interests in subsidiaries on the Company’s consolidated balance sheet as of December 31, 2024.

In connection with the acquisition of the Kacey Property, a wholly owned subsidiary of the Operating Partnership entered a joint venture (the “Kacey MT JV”) between the wholly owned subsidiary of the Operating Partnership and affiliates of CAF Capital Partners (“CAF”), an unrelated third party. As of December 31, 2024, the Company’s ownership interest in the Kacey MT JV was 100%, and CAF no longer has interest in the Kacey MT JV.

Non-controlling interest in Industry DST

Based on the Company’s consolidation analysis, which was performed in accordance with ASC 810 as described in the “Variable Interest Entities” section of Note 2 — Summary of Significant Accounting Policies, management has determined that the Company is the primary beneficiary of the Industry DST. Accordingly, the Company has consolidated the Industry DST. As of December 31, 2024, the Company’s ownership interest in the Industry DST was 10% and other parties’ interest was 90%. The other parties’ total ownership interest of $26,829,608 has been recorded as a component of non-controlling interests in subsidiaries on the Company’s consolidated balance sheet as of December 31, 2024.

In connection with the acquisition of the Industry Property, a wholly owned subsidiary of the Operating Partnership entered a joint venture (the “Industry MT JV”) between the wholly owned subsidiary of the Operating Partnership and affiliates of BH Equities, LLC (“BH”). As of December 31, 2024, the Company’s ownership interest in the Industry MT JV was 100% and BH no longer has interest in the Industry MT JV.

CANTOR FITZGERALD INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Non-controlling interest in the Net Lease DST

On November 23, 2021, the Company, through the Operating Partnership and the Net Lease DST entered into a managing broker-dealer agreement, (the “DST Dealer Manager Agreement”), with the Dealer Manager, pursuant to which the Dealer Manager agreed to conduct a private placement offering, (the “DST Offering”), of up to $21,620,000 of the Net Lease DST’s beneficial interest representing 100% of the interests to third party investors on a “best efforts” basis. As of December 31, 2024, the Net Lease DST has received gross proceeds of $21,620,000 from the DST Offering.

Based on the Company’s consolidation analysis, which was performed in accordance with ASC 810 as described in the “Variable Interest Entities” section of Note 2 — Summary of Significant Accounting Policies, management has determined that the Company is the primary beneficiary of the Net Lease DST. Accordingly, the Company has consolidated the Net Lease DST. As of December 31, 2024, the other parties’ interest was 100%. The other parties’ total ownership interest of $10,636,195 has been recorded as a component of Non-controlling interests in subsidiaries on the Company’s consolidated balance sheet as of December 31, 2024.

Non-controlling interest in the Longmire Property SPE

Based on the Company’s consolidation analysis, which was performed in accordance with ASC 810 as described in the “Variable Interest Entities” section of Note 2 — Summary of Significant Accounting Policies, management has determined that the Company is the primary beneficiary of the Longmire Property SPE. Accordingly, the Company has consolidated the Longmire Property SPE. As of December 31, 2024, the Company's ownership interest in the Longmire Property SPE was 96.46% and CAF's interest was 3.54%. CAF's total ownership interest of $750,920 has been recorded as a component of Non-controlling interests in subsidiaries on the Company’s consolidated balance sheet as of December 31, 2024.

Non-controlling interest in ON3 DST

Based on the Company’s consolidation analysis, which was performed in accordance with ASC 810 as described in the “Variable Interest Entities” section of Note 2 — Summary of Significant Accounting Policies, management has determined that the Company is the primary beneficiary of the ON3 DST. Accordingly, the Company has consolidated the ON3 DST. As of December 31, 2024, the Company's ownership interest in the ON3 DST was 10% and other parties' interest was 90%. The other parties' total ownership interest of $54,767,026 has been recorded as a component of Non-controlling interests in subsidiaries on the Company’s consolidated balance sheet as of December 31, 2024.

Non-controlling interest in West End DST

Based on the Company’s consolidation analysis, which was performed in accordance with ASC 810 as described in the “Variable Interest Entities” section of Note 2 — Summary of Significant Accounting Policies, management has determined that the Company is the primary beneficiary of the West End DST. Accordingly, the Company has consolidated the West End DST. As of December 31, 2024, the Company's ownership interest in the West End DST was 10% and other parties' interest was 90%. The other parties' total ownership interest of $35,337,264 has been recorded as a component of Non-controlling interests in subsidiaries on the Company’s consolidated balance sheet as of December 31, 2024.

In connection with the acquisition of the West End Property, a wholly owned subsidiary of the Operating Partnership entered a joint venture (the “West End MT JV”) between the wholly owned subsidiary of the Operating Partnership and affiliates of BH. As of December 31, 2024, the Company’s ownership interest in the West End MT JV was 90% and BH’s interest was 10%. BH’s total ownership interest of $32,355 has been recorded as a component of Non-controlling interests in subsidiaries on the Company’s consolidated balance sheet as of December 31, 2024.

Non-controlling interest in Palms DST

Based on the Company’s consolidation analysis, which was performed in accordance with ASC 810 as described in the “Variable Interest Entities” section of Note 2 — Summary of Significant Accounting Policies, management has determined that the Company is the primary beneficiary of the Palms DST. Accordingly, the Company has consolidated the Palms DST. As of December 31, 2024, the Company's ownership interest in the Palms DST was 10% and other parties' interest was 90%. The other parties' total ownership interest of $25,728,312 has been recorded as a component of Non-controlling interests in subsidiaries on the Company’s consolidated balance sheet as of December 31, 2024.

In connection with the acquisition of the Palms Property, a wholly owned subsidiary of the Operating Partnership entered a joint venture (the “Palms MT JV”) between the wholly owned subsidiary of the Operating Partnership and affiliates of CAF. As of December 31, 2024, the Company’s ownership interest in the Palms MT JV was 100% and CAF no longer has interest in the Palms MT JV.

CANTOR FITZGERALD INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Non-controlling interest in Pearland DST

Based on the Company's consolidation analysis, which was performed in accordance with ASC 810 as described in the "Variable Interest Entities" section of Note 2 – Summary of Significant Accounting Policies, management has determined that the Company is the primary beneficiary of the Pearland DST. Accordingly, the Company has consolidated the Pearland DST. As of December 31, 2024, the Company's ownership interest in the Pearland DST was 5% and other parties' interest was 95%. The other parties' total ownership interest of $16,771,809 has been recorded as a component of Non-controlling interests in subsidiaries on the Company's consolidated balance sheet as of December 31, 2024.

In connection with the acquisition of the Pearland Property, a wholly owned subsidiary of the Operating Partnership entered a joint venture (the "Pearland MT JV") between the wholly owned subsidiary of the Operating Partnership and affiliates of CAF. As of December 31, 2024, the Company's ownership interest in the Pearland MT JV was 100% and CAF no longer has interest in the Pearland MT JV.

Operating Partnership Units non-controlling interest

On September 1, 2024, the Operating Partnership issued Class I Operating Partnership Units ("OP Units") to third party investors in exchange for a controlling interest of 100% in the WAG Portfolio DST.

On December 2, 2024, the Operating Partnership issued Class I OP Units and Class T OP Units to third party investors in exchange for the remaining 75% of outstanding equity interests in the Summerfield DST.

The following table summarizes the number of Class I OP Units and Class T OP Units issued and outstanding to third-party investors:

	For the Year Ended December 31,	For the Year Ended December 31,
	2024	2023
Balance at the beginning of the year	—	—
Issuance of Class I OP Units	1,572,425	—
Issuance of Class T OP Units	562,333	—
Balance at the end of period	2,134,758	—

Note 10 – Related Party Transactions

Jointly Owned Investments

As of December 31, 2024 and December 31, 2023, the Company owned interests in ten jointly owned investments with some or all of the remaining interest held by affiliates of the Advisor. Subsequently after each acquisition, the interests held by the affiliates of the Advisor have been sold back to the Company or/and syndicated to third party investors through a private placement offering. The Company consolidates nine of these joint ventures as the primary beneficiary and accounts for the one remaining investment under the equity method of accounting. Refer to the “Variable Interest Entities” section of Note 2 – Summary of Significant Accounting Policies for further information on the Company’s VIE policy.

Keller Springs Restructuring

On July 24, 2024, the Company completed a series of transactions to transfer the Keller Property into the Keller DST, with the ability to syndicate out 95% of its interests to third-party investors. As of December 31, 2024, the Keller DST has syndicated out 95% of its interests to third-party investors.

CF WAG Portfolio DST

On September 1, 2024, the Operating Partnership issued 761,971 Class I OP Units in exchange for 100% of the equity interests of the CF WAG Portfolio DST. This acquisition included the transfer of management responsibilities for the portfolio from CFI to the Operating Partnership.

Summerfield Property

On December 2, 2024, the Operating Partnership issued 810,454 Class I OP Units, 562,333 Class T OP Units, and $2.1 million in cash in exchange for 75% of the outstanding equity interests in the Summerfield DST.

CANTOR FITZGERALD INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fees and Expenses

The Company and the Advisor are parties to an amended and restated advisory agreement, dated as of June 29, 2018, as amended to date (the "Advisory Agreement"). Pursuant to the Amended Advisory Agreement, and subject to certain restrictions and limitations, the Advisor is responsible for managing the Company's affairs on a day-to-day basis and for identifying, originating, acquiring and managing investments on behalf of the Company. For providing such services, the Advisor receives the following fees and reimbursements from the Company.

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

As of December 31, 2024 and December 31, 2023, the Advisor had incurred $14,747,673 and $13,747,936, respectively, of O&O Costs (other than upfront selling commissions, dealer manager fees and distribution fees) on behalf of the Company. The amount of the Company’s obligation is limited to the 1% Cap less any reimbursement payments made by the Company to the Advisor for O&O Costs incurred. As of both December 31, 2024 and December 31, 2023, the Company has fulfilled its obligation. As of both December 31, 2024 and December 31, 2023, organizational costs of $90,675, were expensed and offering costs of $3,978,102, were charged to stockholders’ equity. As of both December 31, 2024 and December 31, 2023, the Company has made reimbursement payments of $4,068,777, to the Advisor for O&O Costs incurred. As of December 31, 2024, the Advisor has continued to pay all O&O Costs on behalf of the Company.

Asset Management Fees. Asset management fees are due to the Advisor. Asset management fees payable to the Advisor consist of monthly fees equal to one-twelfth of 1.20% of the Company’s most recently disclosed NAV.

For the years ended December 31, 2024 and December 31, 2023, the Company incurred asset management fees of $3,571,631 and $4,686,066, respectively. As of December 31, 2024, the total unpaid asset management fees was $4,291,482 and has been included within Due to related parties on the consolidated balance sheet. The amount of asset management fees incurred by the Company during the applicable period is included in the calculation of the limitation of operating expenses pursuant to the 2%/25% Guidelines (as defined and described below).

Other Operating Expenses: Pursuant to the terms of the Advisory Agreement, the Company is obligated to reimburse the Advisor for certain operating expenses. Beginning October 1, 2018, the Company was subject to the limitation that it generally may not reimburse the Advisor for any amounts by which the total operating expenses at the end of the four preceding fiscal quarters exceeds the greater of (i) 2% of average invested assets (as defined in the Advisory Agreement) and (ii) 25% of net income other than any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of investments for that period (the “2%/25% Guidelines”). If the Company’s independent directors determine that all or a portion of such amounts in excess of the limitation are justified based on certain factors, the Company may reimburse amounts in excess of the limitation to the Advisor. In addition, beginning on October 1, 2018, the Company may request any operating expenses that were previously reimbursed to the Advisor in prior or future periods in excess of the limitation to be remitted back to the Company. As of December 31, 2024, the Company has reimbursed $6,305,141 of the operating expense reimbursement obligation to the Advisor and has accrued but not reimbursed $5,033,894 in operating expenses pursuant to the Advisory Agreement, which represents the current operating expense reimbursement obligation to the Advisor.

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

As of December 31, 2024, the total amount of Unreimbursed Operating Expenses (as defined below) was $18,253,132. This includes operating expenses incurred by the Advisor on the Company’s behalf which have not been invoiced to the Company and also amounts invoiced to the Company by the Advisor but not yet reimbursed (“Unreimbursed Operating Expenses”). The amount of operating expenses incurred by the Advisor during the year ended December 31, 2024 which were not invoiced to the Company amounted to $3,593,924.

Property Management Fees. The Company may engage the Advisor or an affiliate to serve as a property manager with respect to a particular property. The Company will pay the Advisor property management fees for such services. For the years ended December 31, 2024 and December 31, 2023, the Company incurred property management fees of $2,511,875 and $2,414,830, respectively. The property management fee incurred during the month of December 2024 of $442,422 was unpaid as of December 31, 2024 and has been included within Due to related parties on the consolidated balance sheet.

Leasing Commissions. If the Advisor or an affiliate is the Company’s primary leasing agent, then the Company will pay customary leasing fees in amount that is usual and customary in that geographic area for that type of property. As of December 31, 2024, the Company has incurred lease commissions of $31,250. As of December 31, 2023, no amount was incurred by the Company.

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

CANTOR FITZGERALD INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2024, the likelihood, probability and timing of each of the possible occurrences or events listed in the preceding sentences (i) and (ii) in the above paragraph are individually and collectively uncertain. Additionally, whether or not the Company will have fully invested the proceeds from Initial Offering and also whether the Company’s stockholders will have received, or are deemed to have received, in the aggregate, cumulative distributions equal to their invested capital plus a 6% cumulative, non-compound annual pre-tax return on such invested capital at the time of any such occurrence or event is also uncertain. As of both December 31, 2024 and December 31, 2023, CFI has paid Sponsor Support totaling $5,374,526, which will be subject to reimbursement by the Company to CFI in the event of these highly conditional circumstances.

The following summarizes the fees payable to the Dealer Manager:

Distribution Fees. Under the Dealer Manager Agreements, distribution fees are payable to the Dealer Manager with respect to the Company’s Class TX Shares, Class T Shares, Class S Shares and Class D Shares, all or a portion of which may be re-allowed by the Dealer Manager to participating broker-dealers. Under the Dealer Manager Agreement for the Initial Offering, the distribution fees for Class TX Shares accrue daily and are calculated on outstanding Class TX Shares issued in the Primary Offering in an amount equal to 1.0% per annum of (i) the gross offering price per Class TX Share in the Primary Offering, or (ii) if the Company is no longer offering Class TX Shares in a public offering, the most recently published per share NAV of Class TX Shares. Under the Dealer Manager Agreements for the Follow-On Offering and the Third Offering, the Company has agreed to pay the Dealer Manager (a) with respect to the Class T Shares and Class S Shares, a distribution fee in an annual amount equal to 0.85% of the aggregate NAV of the outstanding Class T Shares and Class S Shares, as applicable, and (b) with respect to the Class D Shares, a distribution fee in an annual amount equal to 0.25% of the aggregate NAV of the outstanding Class D Shares. The distribution fees are payable monthly in arrears and are paid on a continuous basis from year to year. For the years ended December 31, 2024 and December 31, 2023, the Company paid distribution fees of $297,939 and $432,108, respectively. As of December 31, 2024 and December 31, 2023, the Company has incurred a liability of 23,586 and $34,208, respectively, which is included within Due to related parties on the consolidated balance sheets, $25,575 and $27,071, respectively, of which was due as of December 31, 2024 and December 31, 2023 and paid during January 2025 and January 2024, respectively.

Selling Commissions. Selling commissions payable to the Dealer Manager in the Initial Offering consisted of (i) up to 1% of gross offering proceeds paid by CFI for Class AX Shares and Class TX Shares and, (ii) up to 5% and 2% of gross offering proceeds from the sale of Class AX Shares and Class TX Shares, respectively. No selling commissions were payable with respect to Class IX Shares. Selling commissions in the Follow-On Offering and Third Offering consist of 3% and 3.5% of gross offering proceeds from the sale of Class T Shares and Class S Shares, respectively. All or a portion of such selling commissions may be re-allowed to participating broker-dealers. No selling commissions will be payable with respect to Class D and Class I shares. For the years ended December 31, 2024 and December 31, 2023, the Company incurred $69,896 and $234,888 of selling commissions, respectively, which is included within Additional paid-in capital on the consolidated balance sheets. At both December 31, 2024 and December 31, 2023, $1,182,925 of Sponsor Support, has been recorded and has been reimbursed by CFI. No Sponsor Support payment was due at December 31, 2024, as Sponsor Support ended with the termination of the Primary Offering.

Dealer Manager Fees. Dealer manager fees payable to the Dealer Manager in the Initial Offering consisted of up to 3.0% of gross offering proceeds from the sale of Class AX Shares and Class TX Shares sold in the Primary Offering and up to 1.5% of gross offering proceeds from the sale of Class IX Shares sold in the Primary Offering, all of which were paid by CFI. A portion of such dealer manager fees may be re-allowed to participating broker-dealers as a marketing fee. Dealer Manager fees payable to the Dealer Manager in the Follow-On Offering and Third Offering consist of up to 0.5% of gross offering proceeds from the sale of Class T Shares sold in the primary portion of the Follow-On Offering and Third Offering. No dealer manager fees will be payable with respect to Class S Shares, Class D Shares and Class I Shares. For the years ended December 31, 2024 and December 31, 2023, the Company recorded $14,242 and $40,616 of dealer manager fees, respectively, which is included within Additional paid-in capital on the consolidated balance sheets. As of both December 31, 2024 and December 31, 2023, all of the Sponsor Support related to dealer manager fees has been recorded and $4,191,601 has been reimbursed by CFI. No Sponsor Support payment was due at December 31, 2024, as Sponsor Support ended with the termination of the Primary Offering.

CANTOR FITZGERALD INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the above mentioned fees and expenses incurred by the Company and amounts of investment funding due by the Company for the year ended December 31, 2024:

		Due to related parties as of	Year ended December 31, 2024		Due to related parties as of
Type of Fee or Reimbursement	Financial Statement Location	December 31, 2023	Incurred	Paid	December 31, 2024
Management Fees
Asset management fees	Management fees	$719,851	$3,571,631	$—	$4,291,482
Property management and oversight fees	Management fees	80,762	2,511,875	2,150,215	442,422
Organization, Offering and Operating Expense Reimbursements
Operating expenses(1)	General and administrative expenses	4,245,085	—	—	4,245,085
Expense reimbursement(2)	Cash and Cash Equivalents	393,887	2,578,615	—	2,972,502
Offering costs(3)	Additional paid-in capital	—	—	—	—
Commissions and Fees
Selling commissions and dealer manager fees, net	Additional paid-in capital	—	84,138	84,138	—
Distribution fees(4)	Additional paid-in capital	34,208	287,317	297,939	23,586
Investment Funding
Distribution due	Additional paid-in capital	202,430	—	202,430	—
Application fee reimbursement(5)	Investment in real estate, net	100,000	—	—	100,000
Good faith deposit reimbursement(6)	Investment in real estate, net	—	670,000	—	670,000
Membership interest purchase reimbursement(7)	Additional paid-in capital	—	119,384	—	119,384
Total		$5,776,223	$9,822,960	$2,734,722	$12,864,461

Note: (1) As of December 31, 2024, the Advisor has incurred, on behalf of the Company, a total of $18,253,132 in Unreimbursed Operating Expenses, including a total of $3,593,924 for the year ended December 31, 2024 for which the Advisor has not invoiced the Company for reimbursement. The total amount of Unreimbursed Operating Expenses may, in future periods, be subject to reimbursement by the Company pursuant to the terms of the Advisory Agreement.

(2) Reflects amounts owed to CFI from the Company in relation to real estate tax payments for the West End Property, the Pearland Property, and the Palms Property and insurance payments for the Fisher Road Property.

(3) As of December 31, 2024, the Advisor has incurred, on behalf of the Company, a total of $14,747,673 of O&O Costs, of which the Company’s obligation is limited to $0, pursuant to the 1% Cap.

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

CANTOR FITZGERALD INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2024, CFI has invested $6,650,001 in the Company through the purchase of 262,262 shares (8,180 Class AX Shares for an aggregate purchase price of $200,001, 183,157 Class IX Shares for an aggregate purchase price of $4,582,280, and 70,925 Class I Shares for an aggregate purchase price of $1,867,720). CFI purchased 125,157 of the Class IX Shares in the amount of $3,132,280 pursuant to the Distribution Support Agreement, which provided that in certain circumstances where the Company’s cash distributions exceed the Company’s modified funds from operations, CFI will purchase up to $5.0 million of Class IX Shares (including the $2.0 million of shares purchased in order to satisfy the Minimum Offering Requirement) at the then current offering price per Class IX Share net of dealer manager fees to provide additional cash to support distributions to the Company’s stockholders. On August 10, 2020, the Company and CFI entered into the Amended Distribution Support Agreement to ensure that the Company has a sufficient amount of funds to pay cash distributions to stockholders during the Follow-On Offering. CFI purchased 70,925 of the Class I Shares in the amount of $1,867,720 pursuant to the Amended Distribution Support Agreement, which provides that in the event that cash distributions exceed MFFO, CFI will purchase Class I Shares from the Company in the Follow-On Offering in an amount equal to the distribution shortfall, up to $5 million (less the $2.0 million of shares purchased by CFI in order to satisfy the Minimum Offering Requirement and any shares purchased by CFI pursuant to the Distribution Support Agreement in the Initial Offering). CFI has fulfilled its remaining obligation pursuant to the Amended Distribution Support Agreement in the second quarter of 2022 and CFI has no remaining obligation pursuant to the Amended Distribution Support Agreement.

Sponsor Support

The Company’s sponsor, CFI, is a Delaware limited liability company and an affiliate of CFLP. CFI has paid a portion of selling commissions and all of the dealer manager fees, up to a total of 4% of gross offering proceeds from the sale of Class AX Shares and Class TX Shares, as well as 1.5% of gross offering proceeds from the sale of Class IX Shares, incurred in connection with the Initial Offering. The Company will reimburse such expenses (i) immediately prior to or upon the occurrence of a liquidity event, including (A) the listing of the Company’s common stock on a national securities exchange or (B) a merger, consolidation or a sale of substantially all of the Company’s assets or any similar transaction or any transaction pursuant to which a majority of the Company’s board of directors then in office are replaced or removed, or (ii) upon the termination of the Amended Advisory Agreement by the Company or by the Advisor. In each such case, the Company only will reimburse CFI after the Company has fully invested the proceeds from the Initial Offering and the Company’s stockholders have received, or are deemed to have received, in the aggregate, cumulative distributions equal to their invested capital plus a 6% cumulative, non-compounded annual pre-tax return on such invested capital. As of December 31, 2024, CFI has paid Sponsor Support totaling $5,374,526.

Note 11 - Variable Interest Entities

As of December 31, 2024 and December 31, 2023, certain VIEs have been identified. In regard to the Company’s investment in the SF Property, the Keller Property, the Summerfield Property, the Valencia Property, the Kacey Property, the Net Lease DST, the Industry Property, the Longmire Property, the ON3 Property, the West End Property, the Palms Property, and the Pearland Property, the Company has determined itself to be the primary beneficiary because the Company has a significant variable interest in and control over the SF Property, Keller Property, and a controlling interest in the Summerfield Property, the Valencia Property, the Kacey Property, the Net Lease DST, the Industry Property, the Longmire Property, the ON3 Property, the West End Property, the Palms Property, and the Pearland Property. Therefore, the Company has consolidated the SF Property, the Keller Property, the Summerfield Property, the Valencia Property, the Kacey Property, the Net Lease DST, the Industry Property, the Longmire Property, the ON3 Property, the West End Property, the Palms Property, and the Pearland Property. In regard to the Company’s investment in the Station DST, the Company has determined itself not to be the primary beneficiary, because the Company does not have a significant variable interest in and control over the Station DST. Therefore, the Company has not consolidated the Station DST. The Company’s maximum exposure to loss from its interest in an unconsolidated VIE as of December 31, 2024 is $5,614,394, related to its investment in a real estate-related asset, the Station DST. Refer to Note 6 - Investments in Real Estate-Related Assets for additional information.

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

CANTOR FITZGERALD INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of 60 years and require incremental increases, as defined in ground lease agreements, in lease payments, based on consumer price index (“CPI”).

For lessees, the lease accounting standard ASC 842, Leases requires the lessee to recognize the assets and liabilities that arise from the leases. A lessee can classify a lease as either a finance lease or operating lease based on meeting certain criteria under ASC 842. In connection with the accounting standard, the Company is required to determine the incremental borrowing rate that is used as the discount rate in calculating the present value of lease payments for the duration of the lease term to measure the lease asset, Right-of-Use Asset (“ROU”) and lease liability. Given the extended lease term, estimating the incremental borrowing rate requires significant judgment from the Company. The Company has determined that the two ground leases qualify as operating leases. As of December 31, 2024 and December 31, 2023, the Company has $16,207,976 and $16,297,074 of ROU, respectively and $16,207,976 and $16,297,074 lease liability, respectively. Under the guidance, for the year ended on December 31, 2024 and December 31, 2023, the Company has recognized lease expense of $774,779 and $736,434, respectively and is included within the accompanying consolidated statements of operations.

The following table reflects the base cash rental payments due from the Company as of December 31, 2024:

Year	Future Base Rent Payments
2025	653,198
2026	653,198
2027	653,198
2028	653,198
2029	653,198
Thereafter	33,940,757
Total	$37,206,747

Litigation and Regulatory Matters

As of December 31, 2024 and December 31, 2023, the Company was not subject to litigation nor was the Company aware of any litigation pending against it. The Company has entered into customary guaranty agreements (the “Guaranty Agreements”) in connection with the financing of certain specific investments, including the acquisition of the FM Property, the Buchanan Property, the CO Property, and the Summerfield Property, as further described in Note 8 — Loans Payable. Pursuant to the Guaranty Agreements, the Company has guaranteed any losses or liabilities that the lenders may incur as a result of the occurrence of certain enumerated bad acts as defined in the Guaranty Agreements. The Company has also guaranteed the repayment of obligations and indebtedness due to the lenders upon the occurrence of certain enumerated events as defined in the Guaranty Agreements. Additionally, in regard to the FM Property, the Buchanan Property, the CO Property, and the Summerfield Property, the Company has also agreed to indemnify the lenders against certain environmental liabilities.

As of December 31, 2024, the Company’s liability under these arrangements is not quantifiable and the potential for the Company to be required to make payments under the Guaranty Agreements is remote. Accordingly, no contingent liability is recorded in the Company’s consolidated balance sheet for these arrangements.

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

CANTOR FITZGERALD INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following describes the methods the Company uses to estimate the fair value of the Company’s financial assets and liabilities:

In connection with the acquisition of CF WAG Portfolio DST, the fair value was estimated by utilizing the income approach to value, using a direct capitalization analysis and discounted cash flow analysis, as well as a sales comparison approach where deemed applicable. On August 27, 2024 the Operating Partnership provided notice of its election to exercise its fair market value option of the WAG Portfolio DST to acquire 100% of the outstanding equity interests in the WAG Portfolio DST in exchange for operating partnership units. WAG Portfolio DST owns a portfolio of eight freestanding retail/pharmacy properties with a fair market value of $42,000,000 based on the most recent independent appraisal and is leased to (or guaranteed by) Walgreen Co. and operated as Walgreens retail pharmacies. The WAG Portfolio Property is subject to a mortgage loan with an outstanding principal balance of $26,635,694. As of December 31, 2024, the estimated fair value of the Company's investment in WAG Portfolio DST was $42,179,905.

Investments in real estate-related assets — The fair value of the Pennsylvania SPE and the Illinois SPE is estimated by discounting the expected cash flows based on the market interest and preferred return rates for similar loans and preferred equity investments to the Company’s investments. The fair value of the Company’s interest in the Station DST was based upon the Station DST Property appraisal, the fair market value of the mortgage loan encumbering the Station DST Property.

Investment in debt securities, at fair value — The pricing service providers' internal models for securities such as real estate debt generally consider the attributes applicable to a particular class of the security (e.g., credit rating, seniority), current market data, estimated cash flows for each security, and collateral performance, as applicable. As of December 31, 2024 and December 31, 2023, the estimated fair value of these debt securities was $0 and $9,219,200, and were classified within Level 2 of the fair value hierarchy.

CANTOR FITZGERALD INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Loans payable — The fair value is estimated by discounting the expected cash flows based on estimated borrowing rates available to the Company as of the measurement date. The current period liabilities’ carrying and fair values exclude net deferred financing costs. These financial instruments are valued using Level 2 inputs. As of December 31, 2024 and December 31, 2023, the estimated fair value of the Company’s loans payable was $496,227,999 and $470,173,327, respectively (excluding deferred financing costs). The Company has not elected the fair value option, and as such has accounted for its debt using the amortized cost method.

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

Additionally, in conjunction with the Keller Loan, the Company entered into an interest rate cap agreement for a notional amount of $31,277,000. See Note 8 – Loans Payable for further details. The fair value of this interest rate cap is $210,993 and is included with other assets on the consolidated balance sheet as of December 31, 2024.

The table below presents the fair value of the Company’s derivative financial instrument as well as its classification on the consolidated balance sheet as of December 31, 2024 and December 31, 2023:

	Balance Sheet Location	December 31, 2024	December 31, 2023
Derivatives designated as hedging instruments:
Interest rate “pay-fixed” swap	Derivative assets, at fair value	$8,472,572	$7,556,416

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

The changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive loss (“AOCI”) and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the year ended December 31, 2024 and December 31, 2023, an amount of $2,162,644 and $1,982,370 was reclassified into earnings and has been recorded within Interest expense in the accompanying consolidated statement of operations.

CANTOR FITZGERALD INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2024 the Company had the following derivatives that were designated as cash flow hedges of interest rate risk:

	December 31, 2024
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

During the year ended December 31, 2024 and 2023 the Company recorded a loss on derivatives not designated as hedges of $568,149 and $986,967, respectively, within Interest expense in the accompanying consolidated statement of operations.

The following table details the Company’s interest rate derivative not designated as a hedge:

	December 31, 2024
Interest Rate Derivative	Number of Instruments	Notional Amount
Interest Rate Cap	1	31,277,000

Credit Risk-Related Contingent Features

The agreements the Company has with the Company’s derivative counterparties contain cross-default provisions that could trigger a declaration of default on the Company’s derivative obligations if the Company defaults, or is capable of being declared in default, on certain of the Company’s indebtedness. At December 31, 2024, the Company had not been declared in default on any of its derivative obligations. The estimated fair value of the Company’s derivatives in a net asset position was $8,683,565 at December 31, 2024. The estimated fair value of the Company’s derivatives in a net asset position was $7,878,227 at December 31, 2023.

Note 16 – Segment Information

The Company's operations consist of one reportable segment, property and asset management. The Company is a public non-traded real estate investment trust pooling investor capital to invest in income-producing real estate properties, such as office buildings, apartments, or other commercial real estate. The Company offers its shares to the public, but these shares are not traded on a national stock exchange. As of December 31, 2024, the Company has identified the Executive Chairman as the chief operating decision maker, who uses revenues and net income to evaluate the results of the business.

For the year ended December 31, 2024, the Company had total revenue of $95.5 million (which included $1.7 million interest income on a preferred equity investment and mezzanine loan). The Company’s significant expenses included $78.8 million of non-compensation related operating expenses (which included $34.5 million of depreciation and amortization). The company had Interest expense, net of $27.3 million and income from other sources of $2.8 million. These items are included in the Company’s consolidated statements of operations.

As of December 31, 2024, the Company had total assets of $1.1 billion. See the Company’s consolidated balance sheets for more information.

The chief operating decision maker evaluates the operating results and revenue of the Company regardless of geographic location as property and asset management accordingly. Information regarding rental revenues and other revenues, significant segment expenses, and Net income (loss) is as follows:

CANTOR FITZGERALD INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	For the	For the
	Year Ended	Year Ended
	December 31, 2024	December 31, 2023
Revenues:
Rental revenues	$73,128,546	$70,847,944
Preferred return income	811,069	980,258
Income from mezzanine loan investment	865,154	1,045,665
Other property operating revenues	20,732,821	17,756,568
Total revenues	95,537,590	90,630,435
Operating expenses (income):
General and administrative expenses	307,206	5,149,295
Depreciation and amortization	34,456,767	34,950,212
Management fees	6,083,506	7,100,896
Property operating expenses	37,964,357	33,815,078
Total operating expenses	78,811,836	81,015,481
Other income (expense):
Income from investments in real estate-related assets	136,667	149,976
Interest income	1,080,927	1,062,009
Net gain from investment in debt securities, at fair value	1,340,613	603,169
Loss from sale of investments in real estate-related assets	(3,385,131)	—
Loss on extinguishment of debt	(619,284)	—
Other income	226,516	—
Interest expense	(27,253,061)	(22,778,647)
Total other income (expense)	(28,472,753)	(20,963,493)
Net income (loss)	(11,746,999)	(11,348,539)
Net income (loss) attributable to non-controlling interest	(2,615,346)	(4,458,666)
Net income (loss) attributable to common stockholders	$(9,131,653)	$(6,889,873)
Weighted average shares outstanding	13,735,252	15,541,234
Net income (loss) per common share - basic and diluted	$(0.66)	$(0.44)

Note 17 – Subsequent Events

WAG MH UPREIT

The Operating Partnership received and accepted an offer for 100% of the ownership interests in CF WAG MH, LLC (“WAG MH”) in exchange for OP Units. WAG MH owns nine freestanding retail/pharmacy properties, all of which are operated as Walgreens pharmacies and are leased to Walgreen Co (“WAG MH Property”). The leases on the WAG MH Property have an expiration date of November 2036. The WAG MH Property is encumbered by a $32.6 million loan (the “WAG MH Loan”) with a fixed interest rate of 4.59% with an anticipated repayment date of December 1, 2026, and final maturity date of December 1, 2031.

In connection with the same, on January 1, 2025, the Operating Partnership issued 865,711 of the Class I OP units in exchange for 100% of the ownership interests in WAG MH.

Data Center Co-Investment

On December 20, 2024, a commitment of $10,000,000 was made by the Company's Operating Partnership to invest in Digital Bridge AI Infrastructure A, LP, a $500 million vehicle with commitments to four data center businesses across the U.S., Canada, and EMEA (the “Data Center"). As of March 31, 2025, $5,451,758 has been called for and funded to the investment in the Data Center.

CANTOR FITZGERALD INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recent Board of Director and Executive Officer Changes

On February 18, 2025, Howard W. Lutnick was confirmed by the United States Senate as the 41st Secretary of Commerce. Following his confirmation, on February 18, 2025, Mr. Howard Lutnick stepped down as Chairman of the Board and Chief Executive Officer of the Company. On March 5, 2025, the Company appointed Brandon Lutnick, son of Mr. Howard Lutnick, to serve as a member of the Board. On March 5, 2025, the Company appointed William Ferri as Chief Executive Officer of the Company.

WAG Portfolio DST Refinance

On March 12, 2025, the WAG Portfolio Loan was fully paid off through refinancing and the transfer of the debt to the Credit Facility. The new loan draw from the Credit Facility totaled $20,249,111 and is governed by the terms and conditions specified in the Credit Facility Agreement.

Common Stock Repurchases

Subsequent to December 31, 2024, the Company received and completed 189 eligible repurchase requests for a total of 255,546 shares in the amount of $5,276,472.

Status of the Offerings

As of March 25, 2025, the Company had 12,531,557 shares of its common stock outstanding (consisting of 3,459,039 Class AX Shares, 6,117 Class TX Shares, 1,131,324 Class IX Shares, 1,432,180 Class T Shares, 565,022 Class D Shares, 5,379 Class S Shares, and 5,932,496 Class I Shares) in the Offerings resulting in aggregate net proceeds of $321,543,635 to the Company as payment for such shares.

Distributions

As authorized by the board of directors of the Company, on January 7, 2025, the Company declared the following distributions for each class of the Company’s common stock and Class I and Class T operating partnership units as rounded to the nearest four decimal places ($1.55 on an annual basis):

December Gross Distribution
Class I Shares	0.1313
Class D Shares	0.1313
Class S Shares	0.1313
Class T Shares	0.1313
Class IX Shares	0.1313
Class AX Shares	0.1313
Class TX Shares	0.1313
Class I Operating Partnership Units	0.1313
Class T Operating Partnership Units	0.1313

The net distributions for each class of common stock (which represents the gross distributions described above less any distribution fee for the applicable class of common stock as described in the Company’s applicable prospectus) and Class I and Class T operating partnership units are payable to stockholders of record immediately following the close of business on December 31, 2024 and was paid on or about January 7, 2025. These distributions were paid in cash or reinvested in shares of the Company’s common stock for stockholders participating in the Company’s distribution reinvestment plan. Some or all of the cash distributions may be paid from sources other than cash flow from operations.

As authorized by the board of directors of the Company, on February 12, 2025, the Company declared the following distributions for each class of the Company’s common stock and Class I and Class T operating partnership units as rounded to the nearest four decimal places ($1.55 on an annual basis):

January Gross Distribution
Class I Shares	0.1316
Class D Shares	0.1316
Class S Shares	0.1316
Class T Shares	0.1316

CANTOR FITZGERALD INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Class IX Shares	0.1316
Class AX Shares	0.1316
Class TX Shares	0.1316
Class I Operating Partnership Units	0.1316
Class T Operating Partnership Units	0.1316

The net distributions for each class of common stock (which represents the gross distributions described above less any distribution fee for the applicable class of common stock as described in the Company’s applicable prospectus) and Class I and T operating partnership units are payable to stockholders of record immediately following the close of business on January 31, 2025 and was paid on or about February 12, 2025. These distributions were paid in cash or reinvested in shares of the Company’s common stock for stockholders participating in the Company’s distribution reinvestment plan. Some or all of the cash distributions may be paid from sources other than cash flow from operations.

As authorized by the board of directors of the Company, on March 5, 2025, the Company declared the following distributions for each class of the Company’s common stock and Class I and Class T operating partnership units as rounded to the nearest four decimal places ($1.55 on an annual basis):

February Gross Distribution
Class I Shares	0.1189
Class D Shares	0.1189
Class S Shares	0.1189
Class T Shares	0.1189
Class IX Shares	0.1189
Class AX Shares	0.1189
Class TX Shares	0.1189
Class I Operating Partnership Units	0.1189
Class T Operating Partnership Units	0.1189

The net distributions for each class of common stock (which represents the gross distributions described above less any distribution fee for the applicable class of common stock as described in the Company’s applicable prospectus) and Class I and T operating partnership units are payable to stockholders of record immediately prior to the close of business on February 28, 2025 and was paid on or about March 6, 2025. These distributions were paid in cash or reinvested in shares of the Company’s common stock for stockholders participating in the Company’s distribution reinvestment plan. Some or all of the cash distributions may be paid from sources other than cash flow from operations.

Schedule III - Real Estate and Accumulated Depreciation as of December 31, 2024

				Initial Costs		Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at the Close of Period(1)
Description	Location	Number of Properties	Encumbrances(2)	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Total	Accumulated Depreciation(3)	Acquisition Date
Multifamily Properties:
Keller Property	Carrolton, TX	1	$33,500,000	$7,571,035	$48,070,000	$—	$374,936	$7,571,035	$48,444,936	$56,015,971	$(5,387,924)	February 2021
Summerfield Property	Landover, MD	1	76,575,000	16,119,080	99,779,000	—	1,413,907	16,119,080	101,192,907	117,311,987	(10,385,450)	March 2021
Kacey Property	Kingwood, TX	1	40,640,000	7,800,792	57,841,000	—	371,153	7,800,792	58,212,153	66,012,945	(4,964,208)	November 2021
Industry Property	Columbus, OH	1	43,200,000	5,615,449	59,885,000	—	302,085	5,615,449	60,187,085	65,802,534	(5,003,342)	December 2021
Longmire Property	Conroe, TX	1	-	2,391,048	40,896,000	—	1,463,215	2,391,048	42,359,215	44,750,263	(3,240,392)	April 2022
West End Property	Lenexa, KS	1	29,000,000	1,692,298	65,746,000	—	2,806,683	1,692,298	68,552,683	70,244,981	(4,642,902)	August 2022
Palms Property	Houston, TX	1	20,000,000	6,177,953	41,275,000	—	1,488,776	6,177,953	42,763,776	48,941,729	(2,952,470)	August 2022
Pearland Property	Pearland, TX	1	22,500,000	3,536,337	35,929,000	—	516,312	3,536,337	36,445,312	39,981,649	(1,628,641)	June 2023
Total Multifamily Properties		8	265,415,000	50,903,992	449,421,000	—	8,737,067	50,903,992	458,158,067	509,062,059	(38,205,329)
Retail Properties:
GR Property	Grand Rapids, MI	1	4,655,176	934,021	5,769,179	—	—	934,021	5,769,179	6,703,200	(1,404,849)	July 2017
Net Lease DST Properties	Various	7	22,495,184	4,989,000	28,512,000	—	—	4,989,000	28,512,000	33,501,000	(4,393,973)	September 2017
WAG Portfolio Properties	Various	8	26,635,694	9,799,960	26,412,441	—	—	9,799,960	26,412,441	36,212,401	(225,747)	September 2024
Total Retail Properties		16	53,786,054	15,722,981	60,693,620	—	—	15,722,981	60,693,620	76,416,601	(6,024,569)
Office Properties:
FM Property	Fort Mill, SC	1	21,000,000	4,253,467	30,301,872	—	—	4,253,467	30,301,872	34,555,339	(6,899,288)	February 2018
CO Property	Columbus, OH	1	26,550,000	5,807,930	39,086,467	—	—	5,807,930	39,086,467	44,894,397	(7,732,903)	July 2018
SF Property	San Francisco, CA	1	—	2,968,508	8,301,000	—	468,198	2,968,508	8,769,198	11,737,706	(1,100,466)	September 2019
De Anza Property	Cupertino, CA	1	—	—	60,178,379	—	—	-	60,178,379	60,178,379	(5,336,331)	July 2021
Valencia Property	Santa Clarita, CA	1	55,200,000	18,826,223	56,593,809	—	—	18,826,223	56,593,809	75,420,032	(5,018,468)	July 2021
ON3 Property	Nutley, NJ	1	66,731,250	7,921,552	108,468,103	—	—	7,921,552	108,468,103	116,389,655	(7,532,507)	April 2022
Total Office Properties		6	169,481,250	39,777,680	302,929,630	—	468,198	39,777,680	303,397,827	343,175,507	(33,619,962)
Warehouse Properties:
Lewisville Property	Lewisville, TX	1	—	1,714,710	11,514,635	—	—	1,714,710	11,514,635	13,229,345	(2,209,564)	November 2018
Fisher Road Property	Columbus, OH	1	—	4,327,876	50,888,008	—	18,432	4,327,876	50,906,440	55,234,316	(3,697,958)	March 2022
Total Warehouse Properties		2	—	6,042,586	62,402,643	—	18,432	6,042,586	62,421,075	68,463,661	(5,907,522)
Distribution Center Properties:

Buchanan Property	Phoenix, AZ	1	9,600,000	2,528,249	16,700,000	—	—	2,528,249	16,700,000	19,228,249	(2,122,292)	November 2019
Madison Ave Property	Cleveland, OH	1	—	3,107,970	22,945,465	—	—	3,107,970	22,945,465	26,053,435	(2,132,752)	May 2021
Total Distribution Center Properties		2	9,600,000	5,636,219	39,645,465	—	—	5,636,219	39,645,465	45,281,684	(4,255,043)
Land:
Mount Comfort Land	Greenfield, IN	—	—	696,934	—	—	—	696,934	—	696,934	—	October 2022
Total Land		—	—	696,934	—	—	—	696,934	—	696,934	—

Total		34	$498,282,304	$118,780,392	$915,092,358	$—	$9,223,697	$118,780,392	$924,316,055	$1,043,096,447	$(88,012,426)

Note: (1) As of December 31, 2024, the aggregate cost basis for tax purposes was approximately $1 billion.

(2) Encumbrances excludes $56.5 million outstanding on the Company's Credit Facility as of December 31, 2024.

(3) Refer to Note 2 to the Company's consolidated financial statements for details of depreciable lives.

The following table summarizes activity for real estate and accumulated depreciation for the years ended December 31, 2024 and December 31, 2023:

	December 31, 2024	December 31, 2023
Real Estate:
Balance at the beginning of year	$1,004,124,461	$961,034,128
Additions during the year:
Land and land improvements	9,799,960	3,536,337
Building and building improvements	29,172,026	39,553,996
Balance at the end of the year	$1,043,096,447	$1,004,124,461

Accumulated Depreciation:
Balance at the beginning of year	$(62,780,887)	$(38,540,964)
Accumulated depreciation	(25,231,539)	(24,239,923)
Balance at the end of the year	$(88,012,426)	$(62,780,887)