Form 10-Q
period 2025-03-31
Cantor Fitzgerald Income Trust, Inc.
filed 2025-05-15
CIK 1666244

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 8, 2025, the registrant had 3,276,365 Class AX Shares, 1,127,590 Class IX Shares, 4,775 Class TX Shares, 5,877,479 Class I Shares, 1,415,060 Class T Shares, 555,646 Class D Shares and 5,392 Class S Shares of $0.01 par value common stock outstanding.

CANTOR FITZGERALD INCOME TRUST, INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

CANTOR FITZGERALD INCOME TRUST, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2025	December 31, 2024
Assets
Investment in real estate, net of accumulated depreciation of $94,669,711 and $88,012,426, respectively	$994,506,176	$955,084,021
Cash and cash equivalents	23,261,777	36,133,516
Restricted cash	9,598,236	8,531,907
Investments in real estate-related assets	5,535,582	5,614,394
Investment in infrastructure fund, at fair value	5,451,758	—
Intangible assets, net of accumulated amortization of $46,534,652 and $44,199,666 respectively	74,189,759	71,715,051
Operating lease right-of-use asset	16,185,215	16,207,976
Derivative assets, at fair value	7,046,911	8,472,572
Prepaid expenses and other assets	12,800,650	10,895,573
Deferred rent receivable	13,803,550	13,393,162
Total assets	$1,162,379,614	$1,126,048,172
Liabilities and Equity
Liabilities
Loans payable, net of deferred financing costs of $5,050,703 and $5,001,576, respectively	$583,177,809	$549,780,728
Intangible liabilities, net of accumulated amortization of $8,375,724 and $7,880,021, respectively	16,810,588	17,306,291
Operating lease liability	16,185,215	16,207,976
Distributions payable	2,023,438	1,935,518
Restricted reserves	7,761,665	11,808,310
Due to related parties	17,315,945	12,864,461
Deferred revenue	1,819,429	2,007,940
Accrued interest payable	2,023,658	1,868,146
Accounts payable and accrued expenses	4,559,412	2,474,903
Total liabilities	$651,677,159	$616,254,273
Commitments and contingencies (Note 13)
Stockholders' equity
Controlling interest
Preferred stock, $0.01 par value per share, 50,000,000 shares authorized, and 0 issued and outstanding at each March 31, 2025 and December 31, 2024	—	—
Class AX common stock, $0.01 par value per share, 10,000,000 shares authorized, and 3,342,995 and 3,534,113 issued and outstanding at March 31, 2025 and December 31, 2024, respectively	33,430	35,341
Class TX common stock, $0.01 par value per share, 5,000,000 shares authorized, and 6,117 and 6,067 issued and outstanding at March 31, 2025 and December 31, 2024, respectively	62	61
Class IX common stock, $0.01 par value per share, 5,000,000 shares authorized, and 1,126,023 and 1,129,756 issued and outstanding at March 31, 2025 and December 31, 2024, respectively	11,260	11,297
Class T common stock, $0.01 par value per share, 100,000,000 shares authorized, and 1,417,978 and 1,437,326 issued and outstanding at March 31, 2025 and December 31, 2024, respectively	14,180	14,373
Class S common stock, $0.01 par value per share, 20,000,000 shares authorized, and 5,379 issued and 7,009 outstanding at each March 31, 2025 and December 31, 2024, respectively	54	71
Class D common stock, $0.01 par value per share, 60,000,000 shares authorized, and 554,940 issued and 562,589 outstanding at each March 31, 2025 and December 31, 2024, respectively	5,549	5,626
Class I common stock, $0.01 par value per share, 200,000,000 shares authorized, and 5,889,816 and 5,935,802 issued and outstanding at March 31, 2025 and December 31, 2024, respectively	58,898	59,358
Additional paid-in capital	335,977,487	341,284,670
Retained earnings/accumulated deficit and cumulative distributions	(120,862,888)	(115,660,304)
Accumulated other comprehensive income/(loss)	593,714	748,843
Total controlling interest	215,831,746	226,499,336
Non-controlling interests in subsidiaries	294,870,709	283,294,563
Total stockholders' equity	510,702,455	509,793,899
Total liabilities and stockholders' equity	$1,162,379,614	$1,126,048,172

See accompanying notes to consolidated financial statements

CANTOR FITZGERALD INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months
	Ended March 31,
	2025	2024
Revenues:
Rental revenues	$19,800,120	$18,031,092
Preferred return income	—	247,675
Income from mezzanine loan investment	—	264,058
Other property operating revenues	3,881,243	4,603,116
Total revenues	23,681,363	23,145,941
Operating expenses:
General and administrative expenses	73,992	67,311
Depreciation and amortization	8,930,713	8,898,000
Management fees	1,513,521	1,658,526
Property operating expenses	7,104,186	8,982,616
Total operating expenses	17,622,412	19,606,453
Other income (expense):
Income from investments in real estate-related assets	24,424	37,276
Interest income	280,733	253,824
Net gain from investment in debt securities, at fair value	—	1,415,301
Loss on extinguishment of debt	(333,574)	—
Other income	130,000	—
Interest expense	(6,845,731)	(6,543,732)
Total other income (expense)	(6,744,148)	(4,837,331)
Net income (loss)	$(685,197)	$(1,297,843)
Net income (loss) attributable to non-controlling interest	(236,661)	(1,216,490)
Net income (loss) attributable to common stockholders	$(448,536)	$(81,353)
Weighted average shares outstanding	12,584,151	14,538,347
Net income (loss) per common share - basic and diluted	$(0.04)	$(0.01)

See accompanying notes to consolidated financial statements

CANTOR FITZGERALD INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	For the Three Months
	Ended March 31,
	2025	2024
Net income (loss)	$(685,197)	$(1,297,843)
Other comprehensive income (loss)
Unrealized gain (loss) on derivative instruments	(1,425,661)	1,064,468
Comprehensive income (loss)	(2,110,858)	(233,375)
Amounts attributable to noncontrolling interests
Net income (loss)	(236,661)	(1,216,490)
Unrealized gain (loss) on derivative instruments	(1,270,531)	958,022
Comprehensive income (loss) attributable to noncontrolling interests	(1,507,192)	(258,468)
Comprehensive income (loss) attributable to common stockholders	$(603,666)	$25,093

See accompanying notes to consolidated financial statements

CANTOR FITZGERALD INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

	Controlling Interest
																Retained Earnings/
	Common Stock														Additional	Accumulated Deficit and	Accumulated Other	Non-	Total
	Class AX		Class TX		Class IX		Class I		Class T		Class D		Class S		Paid-In	Cumulative	Comprehensive	controlling	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Distributions	Income/(loss)	interest	Equity
Balance as of January 1, 2024	3,848,941	$38,489	178,873	$1,789	1,178,536	$11,785	7,313,276	$73,133	1,462,448	$14,626	644,697	$6,447	7,086	$71	$376,712,427	$(85,445,999)	$755,642	$259,337,969	$551,506,379
Common stock issued (transferred)	65,246	653	(65,389)	(655)	—	—	152,915	1,529	72,462	724	679	6	—	—	5,046,200	—	—	—	5,048,457
Common stock repurchased	(89,081)	(891)	(1,045)	(10)	(14,057)	(140)	(547,033)	(5,470)	(48,716)	(488)	(30,936)	(309)	(166)	(1)	(16,136,480)	—	—	—	(16,143,789)
Distribution reinvestment	24,680	247	1,478	15	7,007	70	25,098	251	7,832	78	3,066	31	41	—	1,532,610	—	—	—	1,533,302
Offering costs, commissions and fees	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(118,597)	—	—	—	(118,597)
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(81,353)	—	(1,216,490)	(1,297,843)
Distributions declared on common stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(5,582,290)	—	—	(5,582,290)
Designated derivatives, fair value adjustments	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	106,446	958,022	1,064,468
Non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(3,409,447)	(3,409,447)
Balance as of March 31, 2024	3,849,786	38,498	113,917	1,139	1,171,486	11,715	6,944,256	69,443	1,494,026	14,940	617,506	6,175	6,961	70	367,036,160	(91,109,642)	862,088	255,670,054	532,600,640

	Controlling Interest
																Retained Earnings/
	Common Stock														Additional	Accumulated Deficit and	Accumulated Other	Non-	Total
	Class AX		Class TX		Class IX		Class I		Class T		Class D		Class S		Paid-In	Cumulative	Comprehensive	controlling	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Distributions	Income/(loss)	interest	Equity
Balance as of January 1, 2025	3,534,113	$35,341	6,067	$61	1,129,756	$11,297	5,935,802	$59,358	1,437,326	$14,373	562,589	$5,626	7,099	$71	$341,284,670	$(115,660,304)	$748,843	$283,294,563	$509,793,899
Common stock issued (transferred)	—	—	—	—	—	—	89,640	897	23,298	234	498	4	—	—	2,343,288	—	—	—	2,344,423
Common stock repurchased	(213,921)	(2,139)	—	—	(11,261)	(112)	(164,475)	(1,645)	(49,894)	(499)	(10,725)	(107)	(1,759)	(17)	(9,264,454)	—	—	—	(9,268,973)
Distribution reinvestment	22,803	228	50	1	7,528	75	28,849	288	7,248	72	2,578	26	39	—	1,413,240	—	—	—	1,413,930
Offering costs, commissions and fees	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(90,762)	—	—	—	(90,762)
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(448,536)	—	(236,661)	(685,197)
Distributions declared on common stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(4,754,048)	—	—	(4,754,048)
Designated derivatives, fair value adjustments	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(155,129)	(1,270,532)	(1,425,661)
Acquired or syndicated ownership interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	291,505	—	—	—	291,505
Non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	13,083,339	13,083,339
Balance as of March 31, 2025	3,342,995	33,430	6,117	62	1,126,023	11,260	5,889,816	58,898	1,417,978	14,180	554,940	5,549	5,379	54	$335,977,487	$(120,862,888)	$593,714	$294,870,709	$510,702,455

See accompanying notes to consolidated financial statements

CANTOR FITZGERALD INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months
	Ended March 31,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$(685,197)	$(1,297,843)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	9,218,501	9,205,038
(Gain) from investments in real estate-related assets	(24,424)	(37,276)
(Realized gain) from sale of investment in debt securities	—	(711,645)
Amortization of above-market lease intangibles	54,860	49,095
Amortization of below-market lease intangibles	(489,003)	(489,003)
Loss on extinguishment of debt	333,574	—
Unrealized gain from investment in debt securities	—	(573,840)
Changes in assets and liabilities:
Proceeds from investments in real estate-related assets	103,236	103,237
(Increase) in deferred rent receivable	(410,388)	(463,787)
(Increase)/decrease in prepaid expenses and other assets	(1,905,077)	827,591
Increase in due to related parties	4,451,484	3,107,507
(Decrease) in deferred revenue	(188,511)	(265,537)
(Decrease) in restricted reserves	(4,046,645)	(3,726,614)
Increase/(decrease) in accounts payable and accrued expenses	2,084,509	(1,341,531)
Increase in accrued interest payable	155,512	374,517
Net cash provided by operating activities	8,652,431	4,759,909
Cash flows from investing activities:
Acquisition of real estate	(260,000)	—
Capital improvements to real estate	(629,135)	(1,034,065)
Purchase of interest in infrastructure fund	(5,451,758)	—
Proceeds from sale/repayment of investment in debt securities	—	4,274,997
Net cash (used in )/provided by investing activities	(6,340,893)	3,240,932
Cash flows from financing activities:
Borrowings under credit facility	27,500,000	8,000,000
Repayment of mortgage loan	(26,969,268)	—
Proceeds from issuance of common stock, net	2,253,661	4,929,860
Distributions	(3,358,685)	(4,048,988)
Payments for redemptions of common stock	(9,268,973)	(16,143,789)
Distributions to and redemption of non-controlling interests	(4,228,272)	(3,509,447)
Non-controlling interest contribution	—	100,000
Syndicated ownership interest	291,505	—
Payment of deferred financing costs	(336,916)	—
Net cash (used in) financing activities	(14,116,948)	(10,672,364)
Net (decrease) in cash and cash equivalents and restricted cash	(11,805,410)	(2,671,523)
Cash and cash equivalents and restricted cash, at beginning of period	44,665,423	39,892,720
Cash and cash equivalents and restricted cash, at end of period	$32,860,013	$37,221,197
Reconciliation of cash and cash equivalents and restricted cash
Cash and cash equivalents	$23,261,777	$28,187,764
Restricted cash	9,598,236	9,033,433
Total cash and cash equivalents and restricted cash	$32,860,013	$37,221,197
Supplemental disclosure of cash flow information:
Cash paid for interest	$6,396,265	$5,839,985
Non-cash investing and financing activities:
Distribution reinvestment	$1,413,930	$1,533,302
Distributions payable	$1,627,160	$1,854,574
Acquisition of real estate	$(50,000,000)	$—
Assumption of loans payable in conjunction with acquisition of real estate	$32,581,902	$—
Issuance of OP Units for acquired real estate interests	$17,418,098	$—

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

On February 2, 2016, the Company was capitalized with a $200,001 investment by the Company’s sponsor, Cantor Fitzgerald Investors, LLC (“CFI”) through the purchase of 8,180 Class A shares. In addition, a wholly owned subsidiary of CFI, Cantor Fitzgerald Income Trust OP Holdings, LLC, (the “Special Unit Holder”), has invested $1,000 in the Operating Partnership and has been issued a special class of limited partnership units (“Special Units”), which is recorded as a non-controlling interest on the consolidated balance sheet as of March 31, 2025. The Company registered with the Securities and Exchange Commission (“SEC”) an offering of up to $1.25 billion in shares of common stock, consisting of up to $1.0 billion in shares in the Company’s primary offering (the “Primary Offering”) and up to $250 million in shares pursuant to its distribution reinvestment plan (the “DRP”, and together with the Primary Offering, the “Initial Offering”). On May 18, 2017, the Company satisfied the minimum offering requirement as a result of CFI’s purchase of $2.0 million in Class I shares (the “Minimum Offering Requirement”). On March 20, 2020, the Company filed a registration statement on Form S-11 with the SEC for a proposed second public offering (the “Follow-On Offering”). Subsequently, on July 31, 2020, the Company terminated the Primary Offering but is continuing to offer up to $50.0 million of common stock pursuant to the DRP. On August 10, 2020, the SEC declared the Follow-On Offering effective. In the Follow-On Offering, the Company was offering up to $1 billion in shares of common stock in a primary offering on a best efforts basis and $250 million in shares of common stock to be issued pursuant to the DRP. On July 30, 2020, the Company, amended its charter (as amended, the “Charter”) to redesignate its currently issued and outstanding Class A shares of common stock, Class T shares of common stock and Class I shares of common stock as “Class AX Shares,” “Class TX Shares” and “Class IX Shares,” respectively. In addition, on July 30, 2020, as set forth in the Charter, the Company has reclassified the authorized but unissued portion of its common stock into four additional classes of common stock: Class T Shares, Class S Shares, Class D Shares, and Class I Shares. The Class AX shares, Class TX shares and Class IX shares generally have the same rights, including voting rights, as the Class T shares, Class S shares, Class D shares and Class I shares that the Company is offering pursuant to the Follow-On Offering. On August 9, 2023, the Company filed a registration statement on Form S-11 with the SEC for a proposed third public offering (the "Third Offering"), which was declared effective on February 7, 2024. In the Third Offering, the Company is offering up to $1 billion in shares of common stock in a primary offering on a best efforts basis and $250 million in shares of common stock to be issued pursued to a distribution reinvestment plan (Refer to Note 9 – Stockholders’ Equity).

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

As of March 31, 2025, the Company owned the following investments:

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
•
An industrial dry/cold storage facility located in Columbus, OH (the “Fisher Road Property”).
•
A controlling interest of 96.46% in a multifamily property located in Conroe, TX (the “Longmire Property”) through a joint venture (the “Longmire JV”) with an unrelated third party.
•
A controlling interest of 10% in a Delaware Statutory Trust, (the “ON3 DST”), which owns an office located in Nutley, NJ (the “ON3 Property”).
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
•
A controlling interest in CF WAG MH (the "WAG MH"), which owns nine properties (individually, a "WAG MH Property" and collectively the "WAG MH Properties").
•
A commitment of $10,000,000 in Digital Bridge AI Infrastructure A, LP, a $500 million investment vehicle with commitments to four data center businesses across the U.S., Canada, and EMEA (the "Data Center"). As of March 31, 2025, $5,451,758 has been called for and funded to the investment in the Data Center.

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

The Company evaluates all of its investments in real estate-related assets to determine if they are VIEs utilizing judgments and estimates that are inherently subjective. If different judgments or estimates were used for these evaluations, it could result in differing conclusions as to whether or not an entity is a VIE and whether or not to consolidate such entity. As of March 31, 2025 and December 31, 2024, the Company concluded that it had investments in VIEs. Refer to Note 11 — Variable Interest Entities for additional information.

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

Current Expected Credit Losses (“CECL”)

In accordance with the guidance in ASC Topic 326, Financial Instruments–Credit Losses, the Company presents its financial assets that are measured at amortized cost, net of an allowance for credit losses, which represents the amount expected to be collected over their estimated life. Expected credit losses for newly recognized financial assets carried at amortized cost, as well as changes to expected lifetime credit losses during the period, are recognized in earnings. The CECL methodology’s impact on expected credit losses, among other things, reflects the Company’s view of the current state of the economy, forecasted macroeconomic conditions and the Company’s portfolios.

Deferred Rent Receivable

Deferred rent receivable represents rent earned in excess of rent received as a result of straight-lining rents over the terms of the leases in accordance with ASC Topic 842, Leases. As of March 31, 2025 and December 31, 2024, Deferred rent receivable was $13,803,550 and $13,393,162, respectively.

Prepaid Expenses and Other Assets

Prepaid expenses and other assets consist primarily of prepaid operating expenses, other assets, and reimbursements due from tenants.

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

The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate assets may not be recoverable. Impairment indicators that the Company considers include, but are not limited to, bankruptcy or other credit concerns of a property’s major tenant, such as a history of late payments, rental concessions and other factors, a significant decrease in a property’s revenues due to lease terminations, vacancies, co-tenancy clauses, reduced lease rates or other circumstances. When indicators of potential impairment are present, the Company assesses the recoverability of the assets by determining whether the carrying amount of the assets will be recovered through the undiscounted future cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying amount, the Company will adjust the real estate assets to their respective fair values and recognize an impairment loss. Generally, fair value is determined using a discounted cash flow analysis and recent comparable sales transactions. As of March 31, 2025 and December 31, 2024, no impairment losses have been identified.

Investments in Real Estate-Related Assets

Unconsolidated Equity Method Investments

The Company performs consolidation analysis in accordance with ASC Topic 810, Consolidation, as described in the “Variable Interest Entities” section of this Note 2. The Company has determined, as a result of its analysis, that it is not the primary beneficiary of its investment in the Station DST, and therefore has not consolidated the entity. The Company has accounted for its investment in the Station DST, which is controlled and managed by CFI, under the equity method of accounting, and included within Investments in real estate-related assets on the Company’s consolidated balance sheet. In accordance with ASC Topic 323, Investments-Equity Method and Joint Ventures, the Company is able to exercise significant influence over this investee. Under the equity method, the investment is adjusted each period for capital contributions and distributions and its share of the entity’s net income (loss). Capital contributions, distributions and net income (loss) of such entity is recorded in accordance with the terms of the governing documents. An allocation of net income (loss) may differ from the stated ownership percentage interest in such entity as a result of preferred returns and allocation formulas, if any, as described in such governing documents. Investments in real estate-related assets are periodically reviewed for impairment based on projected cash flows from the underlying investment. If an impairment is identified, the carrying value of the investment will be reduced to the anticipated recoverable amount. As of March 31, 2025 and December 31, 2024, no impairment has been identified.

Investment in Infrastructure Fund, at Fair Value

During the three months ended March 31, 2025, the Company made an investment in an infrastructure fund which the Company carries at fair value using the net asset value (“NAV”) as a practical expedient. Any unrealized gains and losses are reflected in the consolidated statements of operations.

Deferred Financing Costs

Costs incurred in connection with obtaining financing are capitalized and amortized over the term of the related loan on a straight-line basis, which approximates the effective interest method. The carrying value of the deferred financing costs at March 31, 2025 and December 31, 2024 was $5,050,703 and $5,001,576, respectively, which is net of accumulated amortization of $3,504,517 and $3,216,728, respectively, and recorded as an offset to the related debt. For the three months ended March 31, 2025 and March 31, 2024, amortization of deferred financing costs was $287,789 and $307,039, respectively, and is included in Interest expense on the accompanying consolidated statements of operations.

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

Other Property Operating Revenues

Other property operating revenues include tenant reimbursement income and revenues received from tenants to cover utilities and other amenities. The tenant reimbursement income is derived from certain property operating expenses, including real estate taxes and insurance, among others, which are paid by the Company and are reimbursed by the tenants of the Company’s properties pursuant to the terms of the respective leases. These reimbursements and other revenues received from tenants are reflected as

Other property operating revenues in the accompanying consolidated statements of operations, which, for the three months ended March 31, 2025 and March 31, 2024 was $3,881,243 and $4,603,116, respectively.

Property Operating Expenses

Certain property operating expenses, including real estate taxes and insurance, among others, are paid by the Company and may be reimbursed by the tenants of the Company’s properties pursuant to the terms of the respective leases. These expenses incurred are reflected as Property operating expenses in the accompanying consolidated statements of operations, which for the three months ended March 31, 2025 and March 31, 2024 was $7,104,186 and $8,982,616, respectively.

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

Deferred Revenue

Deferred revenue represents unearned rent received in advance from tenants at certain of the Company’s properties, which at March 31, 2025 and December 31, 2024 were $1,819,429 and $2,007,940, respectively.

Distribution Payable

Distribution payable is comprised of amounts of distributions declared by the Company but not yet paid and accrued distributions relating to the Performance Participation Allocation (as defined below in Note 9 – Stockholder’s Equity).

As of March 31, 2025 and December 31, 2024 the aggregate total amount of distribution payable reported by the Company were $2,023,438 and $1,935,518, respectively.

Restricted Reserves

Restricted reserves are comprised of amounts received from tenants at certain of the Company’s properties for recoverable property operating expenses to be paid by the Company on behalf of the tenants, pursuant to the terms of the respective lease arrangements, which at March 31, 2025 and December 31, 2024 were $7,761,665 and $11,808,310, respectively.

Due to Related Parties

Due to related parties is comprised of amounts contractually owed by the Company for various services provided to the Company from related parties, which at March 31, 2025 and December 31, 2024 were $17,315,945 and $12,864,461, respectively (See Note 10 – Related Party Transactions).

Organization and Offering Costs

The Advisor has agreed to pay, on behalf of the Company, all organizational and offering costs (including legal, accounting, and other costs attributable to the Company’s organization and offering, but excluding upfront selling commissions, dealer manager fees and distribution fees) (“O&O Costs”) through the first anniversary of the date on which the Company satisfied the Minimum Offering Requirement, which was May 18, 2018 (the “Escrow Break Anniversary”). After the Escrow Break Anniversary, the Advisor, in its sole discretion, may pay some or all of the additional O&O Costs incurred, but is not required to do so. To the extent the Advisor pays such additional O&O Costs, the Company is obligated to reimburse the Advisor subject to the 1% Cap (as defined below). Following the Escrow Break Anniversary, the Company began reimbursing the Advisor for payment of O&O Costs on a monthly basis, which continued through the period ended May 18, 2021; provided, however, that the Company was not obligated to pay any amounts that as a result of such payment would cause the aggregate payments for O&O Costs (less selling commissions, dealer manager fees and distribution fees) paid to the Advisor to exceed 1% of gross proceeds from all the Company’s public offerings (the “1% Cap”), as of such payment date. Any amounts not reimbursed in any period are included in determining any reimbursement liability for a subsequent period. As of March 31, 2025, the Advisor has continued to pay all O&O Costs on behalf of the Company.

As of March 31, 2025 and December 31, 2024, the Advisor has incurred O&O Costs on the Company’s behalf of $14,945,889 and $14,747,673, respectively. As of March 31, 2025 and December 31, 2024, the Company satisfied its obligation to reimburse the Advisor for O&O Costs. As of both March 31, 2025 and December 31, 2024, organizational costs of $90,675 were expensed and offering costs of $3,978,102 were charged to stockholders’ equity. As of both March 31, 2025 and December 31, 2024, the Company has made reimbursement payments of $4,068,777 to the Advisor for O&O Costs incurred.

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

Earnings Per Share

Basic net income (loss) per share of common stock is determined by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is determined by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period, including common stock equivalents. As of March 31, 2025 and December 31, 2024, there were no material common stock equivalents that would have a dilutive effect on net income (loss) per share for common stockholders. All classes of common stock are allocated net income (loss) at the same rate per share.

For the three months ended March 31, 2025 and March 31, 2024, basic and diluted net loss per share was $(0.04) and $(0.01), respectively.

Recently Adopted Accounting Pronouncement

In August 2020, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The standard is expected to reduce complexity and improve comparability of financial reporting associated with accounting for convertible instruments and contracts in an entity’s own equity. The ASU also enhances information transparency by making targeted improvements to the related disclosures guidance. Additionally, the amendments affect the diluted EPS calculation for instruments that may be settled in cash or shares and for convertible instruments. The Company adopted the standard on the required effective date beginning January 1, 2024, and it was applied using a modified retrospective method of transition. The adoption of this guidance did not have an impact on the Company’s unaudited consolidated financial statements.

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

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The guidance was issued in response to requests from investors for companies to disclose more information about their financial performance at the segment level. The ASU does not change how a public entity identifies its operating segments, aggregates them or applies the quantitative thresholds to determine its reportable segments. The standard requires a public entity to disclose significant segment expenses and other segment items on an annual and interim basis, and to provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that were previously required annually. Public entities with a single reportable segment are required to provide the new disclosures and all the disclosures currently required under ASC 280. The Company adopted the standard on the required effective date for the Company’s financial statements issued for the annual reporting periods beginning on January 1, 2024 and applies the guidance for the interim periods beginning on January 1, 2025. Refer to Note 16 – Segment Information. The adoption of this guidance did not have an impact on the Company’s unaudited consolidated financial statements.

In March 2024, the FASB issued ASU No. 2024-02, Codification Improvements—Amendments to Remove References to the Concepts Statements. The Conceptual Framework establishes concepts that the Board considers in developing standards. The ASU was issued to remove references to the Conceptual Framework in the Codification. The FASB noted that references to the Concepts Statements in the Codification could have implied that the Concepts Statements are authoritative. Also, some of the references removed were to Concepts Statements that are superseded. The Company adopted the standard on the required effective date beginning on January 1, 2025, using a prospective transition method for all new transactions recognized on or after the effective date. The adoption of this guidance did not have a material impact on the Company’s unaudited consolidated financial statements.

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

SEC Rule on Climate-Related Disclosures

In March 2024 the SEC recently adopted the final rules, The Enhancement and Standardization of Climate-Related Disclosures for Investors, that would require registrants to provide climate-related disclosures in a note to the audited financial statements. The disclosures would include certain effects of severe weather events and other natural conditions, including the aggregate amounts and where in the financial statements they are presented. If carbon offsets or renewable energy credits or certificates ("RECs") are deemed a material component of the registrant’s plans to achieve its disclosed climate-related targets, registrants would be required to disclose information about the offsets and RECs. Registrants would also be required to disclose whether and how (1) exposures to risks and uncertainties associated with, or known impacts from, severe weather events and other natural conditions and (2) any disclosed climate-related targets or transition plans materially impacted the estimates and assumptions used in preparing the financial statements. Finally, registrants would be required to disclose additional contextual information about the above disclosures, including how each financial statement effect was derived and the accounting policy decisions made to calculate the effects, for the most recently completed fiscal year and, if previously disclosed or required to be disclosed, for the historical fiscal year for which audited consolidated financial statements are included in the filing. In April 2024, the SEC released an order staying the final rules pending judicial review of all of the petitions challenging the rules and in March 2025, the SEC voted to end its defense of the rules. Absent these developments, the rules would have been effective for the Company on May 28, 2024 and phased in starting in 2027. Management is continuing to monitor the developments pertaining to the rules and any resulting potential impacts on the Company’s unaudited consolidated financial statements.

Note 3 – Investment in Real Estate

Investment in real estate, net consisted of the following at March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
Building and building improvements	$956,861,753	$924,316,055
Land	132,314,134	118,780,392
Total	1,089,175,887	1,043,096,447
Accumulated depreciation	(94,669,711)	(88,012,426)
Investment in real estate, net	$994,506,176	$955,084,021

As of March 31, 2025, the Company owned interests in 43 real properties and a plot of land as described below:

Portfolio	Ownership Percentage	Location	Number of Properties	Square Feet/ Acre	Remaining Lease Term(1)	Acquisition Date	Purchase Price(2)
Walgreens Grand Rapids ("GR Property")	100%	Grand Rapids, MI	1	14,552	12.3 years	July 2017	$7,936,508
CF Net Lease Portfolio IV DST ("Net Lease DST Properties")	0%	Various	7	103,537	11.7 years	September 2017	$35,706,642
Daimler Trucks North America Office Building ("FM Property")	100%	Fort Mill, SC	1	150,164	3.8 years	February 2018	$40,000,000
Alliance Data Systems Office Building ("CO Property")	100%	Columbus, OH	1	241,493	7.5 years	July 2018	$46,950,000
Hoya Optical Labs of America ("Lewisville Property")	100%	Lewisville, TX	1	89,473	3.3 years	November 2018	$14,120,000

Williams Sonoma Office Building ("SF Property")	75%	San Francisco, CA	1	13,907	0.0 years(4)	September 2019	$11,600,000
Martin Brower Industrial Buildings ("Buchanan Property")	100%	Phoenix, AZ	1	93,302	7.0 years	November 2019	$17,300,000
Multifamily Residential Property ("Keller Property")	5%	Carrolton, TX	1	255,627	multiple(3)	February 2021	$56,500,000
Multifamily Residential Property ("Summerfield Property")	100%	Landover, MD	1	452,876	multiple(3)	March 2021	$115,500,000
Amazon Last Mile Cleveland ("Madison Ave Property")	100%	Cleveland, OH	1	168,750	6.0 years	May 2021	$30,800,000
Valencia California ("Valencia Property")	10%	Santa Clarita, CA	1	180,415	10.8 years	July 2021	$92,000,000
De Anza Plaza Office Buildings ("De Anza Property")	100%	Cupertino, CA	1	83,959	6.3 years	July 2021	$63,750,000
Multifamily Residential Property ("Kacey Property")	10%	Kingwood, TX	1	296,991	multiple(3)	November 2021	$67,000,000
Multifamily Residential Property ("Industry Property")	10%	Columbus, OH	1	187,678	multiple(3)	December 2021	$81,000,000
Mars Petcare Dry/Cold Storage Facility ("Fisher Road Property")	100%	Columbus, OH	1	465,256	2.2 years	March 2022	$58,000,000
Multifamily Residential Property ("Longmire Property")	96.46%	Conroe, TX	1	231,720	multiple(3)	April 2022	$43,400,000
Office Tower ("ON3 Property")	10%	Nutley, NJ	1	332,818	13.8 years	April 2022	$131,667,000
Multifamily Residential Property ("West End Property")	10%	Lenexa, KS	1	299,813	multiple(3)	August 2022	$69,375,000
Multifamily Residential Property ("Palms Property")	10%	Houston, TX	1	222,672	multiple(3)	August 2022	$48,000,000
Land ("Mount Comfort Land")	100%	Greenfield, IN	0	1 - acre	11.0 years	October 2022	$445,000
Multifamily Residential Property ("Pearland Property")	5%	Pearland, TX	1	219,624	multiple(3)	June 2023	$40,500,000
CF WAG Portfolio DST ("WAG Portfolio Properties")	100%	Various	8	118,339	11.7 years	September 2024	$42,000,000
WAG MH Property ("WAG MH Properties")	100%	Various	9	140,635	11.7 years	January 2025	$50,130,000

(1)
Reflects number of years remaining until the tenant’s first termination option.
(2)
Reflects the contract purchase price at 100% ownership as opposed to adjusted for current ownership percentage as applicable.
(3)
Indicates individual tenant leases (with a 1-year average lease term) for the multifamily residential properties.
(4)
The lease with William Sonoma expired on December 31, 2021. As of May 15, 2025, the SF Property is vacant.

Note 4 - Intangibles

The amortization of acquired above-market and/or below-market leases is recorded as an adjustment to Rental revenue on the consolidated statements of operations. For the three months ended March 31, 2025 and March 31, 2024, the net amount of such amortization was included as an increase to rental income of $434,143 and $439,908, respectively.

The amortization of in-place leases is recorded as an adjustment to Depreciation and amortization expense on the consolidated statements of operations. For the three months ended March 31, 2025 and March 31, 2024, the net amount of such amortization was $2,018,698 and $2,410,482, respectively.

The amortization of tax abatement on property improvements is recorded as an adjustment to Depreciation and amortization expense on the consolidated statements of operations. For both the three months ended March 31, 2025 and March 31, 2024, the net amount of such amortization was $261,429.

As of March 31, 2025 and December 31, 2024, the gross carrying amount and accumulated amortization of the Company’s intangible assets consisted of the following:

	March 31, 2025	December 31, 2024
Intangible assets:
In-place lease intangibles	$103,690,907	$98,951,471
Above-market lease intangibles	2,393,504	2,323,246
Tax abatement on property improvements intangibles	14,640,000	14,640,000
Total intangible assets	120,724,411	115,914,717
Accumulated amortization:
In-place lease amortization	(42,160,323)	(40,141,626)
Above-market lease amortization	(888,614)	(833,754)
Tax abatement on property improvements amortization	(3,485,715)	(3,224,286)
Total accumulated amortization	(46,534,652)	(44,199,666)
Intangible assets, net	$74,189,759	$71,715,051

The estimated future amortization on the Company’s intangible assets for each of the next five years and thereafter as of March 31, 2025 is as follows:

Year	In-place Lease Intangibles	Above-market Lease Intangibles	Tax Abatement on Property Improvements	Total
2025 (remaining)	6,109,620	164,655	784,286	7,058,561
2026	7,398,282	219,540	1,045,714	8,663,536
2027	6,151,980	219,540	1,045,714	7,417,234
2028	5,712,972	219,540	1,045,714	6,978,226
2029	5,173,483	219,540	1,045,714	6,438,737
Thereafter	30,984,247	462,075	6,187,143	37,633,465
	$61,530,584	$1,504,890	$11,154,285	$74,189,759

As of March 31, 2025 and December 31, 2024, the gross carrying amount and accumulated amortization of the Company’s Intangible liabilities consisted of the following:

	March 31, 2025	December 31, 2024
Intangible liabilities:
Below-market lease intangibles	$25,186,312	$25,186,312
Accumulated amortization:
Below-market lease amortization	(8,375,724)	(7,880,021)
Intangible liabilities, net	$16,810,588	$17,306,291

The estimated future amortization on the Company’s intangible liabilities for each of the next five years and thereafter as of March 31, 2025 is as follows:

Year	Below-market Lease Intangibles
2025 (remaining)	1,487,107
2026	1,891,681
2027	1,556,636
2028	1,380,785
2029	1,358,346
Thereafter	9,136,033
$16,810,588

Note 5 - Five Year Minimum Rental Payments

The estimated future minimum rents the Company expects to receive for the GR Property, FM Property, CO Property, Lewisville Property, the Net Lease DST Properties, Buchanan Property, Madison Ave Property, Valencia Property, De Anza Property, Fisher Road Property, ON3 Property, Mount Comfort Land, the WAG Portfolio Properties, and the WAG MH Properties for each of the next five years and thereafter through the end of the primary term as of March 31, 2025 is as follows:

Year	GR Property	FM Property	CO Property	Lewisville Property	Net Lease DST Properties	Buchanan Property	Madison Ave Property	Valencia Property	DeAnza Property	Fisher Road Property	ON3 Property	Mount Comfort Land	WAG Portfolio Properties	WAG MH Properties	Total
2025 (remaining)	375,000	2,077,894	2,520,561	728,785	1,743,728	809,362	1,149,931	3,599,573	3,087,764	2,278,979	4,882,825	37,227	2,047,619	2,504,734	27,843,982
2026	500,000	2,826,087	3,392,689	971,713	2,421,044	1,079,150	1,571,572	4,943,413	4,223,009	3,087,361	6,640,642	50,432	2,741,535	3,353,561	37,802,208
2027	500,000	2,883,149	3,428,990	971,713	2,421,044	1,079,150	1,610,862	5,091,716	4,349,700	1,296,901	6,773,455	51,314	2,866,667	3,506,628	36,831,289
2028	500,000	2,940,211	3,465,681	500,432	2,421,044	1,121,781	1,651,133	5,244,468	4,480,191	—	6,908,924	52,212	2,866,667	3,506,628	35,659,372
2029	500,000	—	3,502,763	—	2,521,288	1,125,657	1,692,411	5,401,802	4,614,596	—	7,047,102	53,126	2,866,667	3,506,628	32,832,040
Thereafter	3,791,667	—	9,782,231	—	17,969,443	2,532,728	2,179,244	35,989,299	7,507,057	—	70,116,700	338,859	20,544,446	25,130,833	195,882,507
Total	$6,166,667	$10,727,341	$26,092,915	$3,172,643	$29,497,591	$7,747,828	$9,855,153	$60,270,271	$28,262,317	$6,663,241	$102,369,648	$583,170	$33,933,601	$41,509,012	$366,851,398

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

On October 29, 2020, the Station DST acquired the fee simple interest in a 444-unit apartment community located in Irving, Texas (the “Station DST Property”), for a total purchase price of $106 million. The purchase price was comprised of $47.1 million in equity and $58.9 million in proceeds from a mortgage loan. At March 31, 2025, the Station DST Property is 93.92% occupied.

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

The results of operations for the Company’s investments in real estate-related assets for the three months ended March 31, 2025 and March 31, 2024 are summarized below:

	For the Three Months Ended March 31,
Station DST	2025	2024
Revenues	$1,948,347	$2,058,235
Operating expenses	$(1,376,562)	(1,396,301)
Other expenses, net	$(408,959)	(413,428)
Net income	$162,826	$248,506
Net income attributable to the Company(1)	$24,424	$37,276

Note: (1) Represents the Company’s allocable share of net income based on the Company’s ownership interest in the underlying investment in real estate-related assets and is included within Income from investments in real-estate related assets on the Company’s unaudited consolidated statements of operations.

Note 7 - Investment in Infrastructure Fund, at Fair Value

On December 20, 2024, the Company, through the Operating Partnership, made a commitment of $10 million to invest in Digital Bridge AI Infrastructure A, LP, a $500 million investment vehicle with commitments to four data center businesses across the U.S., Canada, and EMEA. As of March 31, 2025, $5,451,758 has been called for and funded to the investment in the Data Center. As of December 31, 2024, no capital had been called for or funded to the investment.

Note 8 – Loans Payable

On February 1, 2018, in connection with the purchase of the FM Property (refer to Note 3 — Investment in Real Estate), the FM Property SPE entered into a loan agreement (the “FM Loan”) with UBS AG with an outstanding principal amount of $21,000,000. The FM Loan provides for monthly interest payments and bears interest at an initial fixed rate of 4.43% per annum through the anticipated repayment date, February 6, 2028 (the “FM Anticipated Repayment Date”), and thereafter at revised rate of 3.00% per annum plus the greater of the initial interest rate or the 10 year swap yield as of the first business day after the FM Anticipated Repayment Date. As of March 31, 2025, the Company was in compliance with the FM Loan covenants.

On July 31, 2018, in connection with the purchase of the CO Property (refer to Note 3 — Investment in Real Estate), the CO Property SPE entered into a loan agreement (the “CO Loan”) with a related party, Cantor Commercial Real Estate ("CCRE"), with an outstanding principal amount of $26,550,000. The CO Loan provides for monthly interest payments and bears interest at an initial fixed rate of 4.94% per annum through the anticipated repayment date, August 6, 2028 (the “CO Anticipated Repayment Date”), and thereafter at an increased rate of 2.50% per annum plus the greater of the initial interest rate or the 10 year swap yield as of the first business day after the CO Anticipated Repayment Date. As of March 31, 2025, the Company was in compliance with the CO Loan covenants.

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

On November 26, 2019, in connection with the purchase of the Buchanan Property (refer to Note 3 – Investment in Real Estate), the Buchanan Property SPE entered into a loan agreement (the “Buchanan Loan”) with Goldman Sachs Bank USA with an outstanding principal amount of $9,600,000. The Buchanan Loan provides for monthly interest payments and bears interest at an initial fixed rate of 3.52% per annum through the anticipated repayment date, December 1, 2029 (the “Buchanan Anticipated Repayment Date”), and thereafter at revised rate of 2.50% per annum plus the greater of the initial interest rate or the 10 year swap yield as of the first business day after the Buchanan Anticipated Repayment Date. As of March 31, 2025, the Company was in compliance with the Buchanan Loan covenants.

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

On September 1, 2024, in connection with the assignment and assumption of the WAG Portfolio Property, the Company acquired a loan with an outstanding principal amount of $26,635,694 under a loan agreement entered into on November 15, 2016 (the "WAG Portfolio Loan") between WAG Portfolio DST and Cantor Commercial Real Estate Lending, L.P. (the "WAG Portfolio Lender"). The WAG portfolio Loan provides monthly interest payments and bears an initial fixed interest rate of 4.59% per annum through the anticipated repayment date, December 1, 2026 (the "WAG Portfolio DST Anticipated Repayment Date"), and thereafter at an increased rate of 3.00% per annum plus the greater of the initial interest rate or the 10 year swap yield as of the first business day after the WAG Portfolio DST Anticipated Repayment Date. On March 12, 2025, the WAG Portfolio Loan was repaid through the refinancing and the transfer of the debt to the Credit Facility. The new loan draw from the Credit Facility totaled $20,249,111 and is governed by the terms and conditions specified in the Credit Facility Agreement.

On January 1, 2025, in connection with the assignment and assumption of the WAG MH Property, the Company acquired a loan with an outstanding principal amount of $32,581,902 under a loan agreement entered into on November 15, 2016 (the "WAG MH Loan") between WAG MH and Cantor Commercial Real Estate Lending, L.P. (the "WAG MH Lender"). The WAG MH Loan provides monthly interest payments and bears an initial fixed interest rate of 4.59% per annum through the anticipated repayment date, December 1, 2026 (the "WAG MH Anticipated Repayment Date"), and thereafter at an increased rate of 3.00% per annum plus the greater of the initial interest rate or the 10 year swap yield as of the first business day after the WAG MH Anticipated Repayment Date. The carrying value of the WAG MH Loan approximates its fair value.

Credit Facility – Citizens Bank

On July 23, 2021, the Company and the Operating Partnership secured a $100 million senior secured revolving credit facility (the “Citizens Facility”) with Citizens Bank, N.A. (the “Facility Lender”). Under the credit facility agreement (as amended the “Credit Facility Agreement”), the total commitment can increase to $200 million, subject to lender approvals and conditions. The facility matures on July 23, 2024, with two one-year extension options, contingent on compliance with financial covenants and payment of an extension fee. The Credit Facility Agreement calls for an interest rate based on either term SOFR plus a margin of 1.75%-2.25% or an alternative base rate plus 0.75%-1.25%, depending on the loan-to-value ratio. On September 29, 2023, the facility’s borrowing capacity increased to $125 million and certain geographic concentration limits were adjusted. The First Extension Option was exercised on July 10, 2024, extending the maturity to July 23, 2025. As of March 31, 2025, properties including the Lewisville, Madison Ave, De Anza, Longmire, Fisher Road, GR, and WAG Portfolio Properties were pledged as collateral.

On March 12, 2025, the WAG Portfolio Loan was refinanced for $20,249,111. As part of the refinancing, the loan was incorporated in the Citizens Facility, with the WAG Portfolio Loan pledged as collateral. The loan draw is governed by the same terms and conditions outlined in the Credit Facility Agreement.

As of March 31, 2025, the amounts outstanding under the Citizens Facility were approximately $88.7 million.

As of March 31, 2025 and December 31, 2024, the Company’s Loans payable balance was $583,177,809 and $549,780,728, net of deferred financing costs, respectively. As of March 31, 2025 and December 31, 2024, deferred financing costs were $5,050,703 and $5,001,576, net of accumulated amortization of $3,504,517 and $3,216,728, respectively, which has been accounted for within Interest expense on the consolidated statements of operations.

Information on the Company’s Loans payable as of March 31, 2025 and December 31, 2024 is as follows:

Description	March 31, 2025
	FM Property	CO Property	Net Lease DST Property	Buchanan Property	Keller Springs Property	Summerfield Property	Valencia Property	Credit Facility	Kacey Property	Industry Property	ON3 Property	West End Property	Palms Property	Pearland Property	WAG MH Property	Total
Principal amount of loans	$21,000,000	$26,550,000	$22,495,184	$9,600,000	$33,500,000	$76,575,000	$55,200,000	$88,655,176	$40,640,000	$43,200,000	$66,731,250	$29,000,000	$20,000,000	$22,500,000	$32,581,902	$588,228,512
Less: Deferred financing costs, net of accumulated amortization of $3,504,517	(69,583)	(129,784)	(169,124)	(51,481)	(1,355,822)	(131,772)	(559,746)	(368,966)	(251,939)	(303,925)	(681,353)	(330,042)	(289,208)	(357,958)	-	(5,050,703)
Loans payable, net of deferred financing costs and amortization	$20,930,417	$26,420,216	$22,326,060	$9,548,519	$32,144,178	$76,443,228	$54,640,254	$88,286,210	$40,388,061	$42,896,075	$66,049,897	$28,669,958	$19,710,792	$22,142,042	$32,581,902	$583,177,809

Description	December 31, 2024
	FM Property	CO Property	Net Lease DST Property	Buchanan Property	Keller Springs Property	Summerfield Property	Valencia Property	Credit Facility	Kacey Property	Industry Property	ON3 Property	West End Property	Palms Property	Pearland Property	WAG Portfolio Property	Total
Principal amount of loans	$21,000,000	$26,550,000	$22,495,184	$9,600,000	$33,500,000	$76,575,000	$55,200,000	$61,155,176	$40,640,000	$43,200,000	$66,731,250	$29,000,000	$20,000,000	$22,500,000	$26,635,694	$554,782,304
Less: Deferred financing costs, net of accumulated amortization of $3,216,728	(74,150)	(134,075)	(175,506)	(53,231)	(1,408,556)	(137,183)	(581,753)	(147,336)	(261,252)	(315,018)	(705,055)	(341,002)	(298,812)	(368,647)	-	(5,001,576)
Loans payable, net of deferred financing costs and amortization	$20,925,850	$26,415,925	$22,319,678	$9,546,769	$32,091,444	$76,437,817	$54,618,247	$61,007,840	$40,378,748	$42,884,982	$66,026,195	$28,658,998	$19,701,188	$22,131,353	$26,635,694	$549,780,728

For the three months ended March 31, 2025 and March 31, 2024, the Company incurred $6,913,095 and $6,885,885, respectively, of interest expense, which is included within Interest expense on the consolidated statements of operations. As of March 31, 2025 and December 31, 2024, $2,023,658 and $1,868,146, respectively, was unpaid and is recorded as accrued interest payable on the Company’s consolidated balance sheets. All of the unpaid interest expense accrued as of March 31, 2025 and December 31, 2024 was paid during April 2025 and January 2025, respectively.

Also included within Interest expense on the consolidated statements of operations is amortization of deferred financing costs, which, for the three months ended March 31, 2025 and March 31, 2024, was $287,789 and $307,039, respectively.

The following table presents the future principal payments due under the Company’s loan agreements as of March 31, 2025:

Year	Amount
2025 (remaining)	88,655,176
2026	55,077,086
2027	—
2028	47,550,000
2029	9,600,000
Thereafter	387,346,250
Total	$588,228,512

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

As of March 31, 2025, the Company’s total number of authorized shares was 400,000,000, consisting of 10,000,000 of Class AX authorized common shares, 5,000,000 of Class TX authorized common shares, 5,000,000 of Class IX authorized common shares, 100,000,000 of Class T authorized common shares, 20,000,000 of Class S authorized common shares, 60,000,000 of Class D authorized common shares, and 200,000,000 of Class I authorized common shares. The Class AX Shares, Class D Shares, Class I Shares, Class IX Shares, Class S Shares, Class T Shares and Class TX Shares have the same voting rights and rights upon liquidation, although distributions are expected to differ due to the distribution fees payable with respect to Class D Shares, Class S Shares, Class T Shares and Class TX Shares, which will reduce distributions to the holders of such classes of shares.

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

As of March 31, 2025, the Company had 12,335,068 shares of its common stock outstanding (consisting of 3,334,815 Class AX Shares, 6,117 Class TX Shares, 1,126,023 Class IX Shares, 5,889,816 Class I Shares, 1,417,978 Class T Shares, 554,940 Class D shares, and 5,379 Class S shares) in the Offerings.

As of December 31, 2024, the Company had 12,604,572 shares of its common stock outstanding (consisting of 3,525,933 Class AX Shares, 6,067 Class TX Shares, 1,129,756 Class IX Shares, 5,935,802 Class I Shares, 1,437,326 Class T Shares, 562,589 Class D Shares and 7,099 Class S Shares) in the Offerings.

As of March 31, 2025, the Company had aggregate net proceeds of $317,551,136 in the Offerings. As of December 31, 2024, the Company had aggregate net proceeds of $323,152,589 in the Offerings. The aggregate net proceeds consists of gross proceeds less distribution fees, O&O Cost, and redemptions.

Distributions

The Company’s board of directors has authorized, and the Company has declared, distributions for the period September 1, 2020 through May 1, 2025 in an amount equal to $0.004234973 per day (or approximately $1.55 on an annual basis) per each share of common stock and OP unit, less, for holders of certain classes of shares, the distribution fees that are payable with respect to such classes of shares as further described in the applicable prospectus. The distributions are payable by the 5th business day following each month end to stockholders of record at the close of business each day during the prior month.

As of March 31, 2025 and December 31, 2024, the Company has declared cumulative distributions of $100,049,970 and $95,295,921, respectively, of which $1,627,160 and $1,645,729, respectively, was unpaid as of the respective reporting dates and has been recorded as distributions payable on the accompanying consolidated balance sheets. All of the unpaid distributions as of March 31, 2025 and December 31, 2024, were paid during April 2025 and January 2025, respectively. As of March 31, 2025 and December 31, 2024, distributions reinvested pursuant to the Company’s DRP were $30,334,918 and $28,920,988, respectively.

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

During the three months ended March 31, 2025, the Company repurchased 452,035 shares, in the amount of $9,268,973, $3,992,500 of which were outstanding at March 31, 2025. The amount outstanding at March 31, 2025 were paid during April 2025.

During the three months ended March 31, 2024, the Company repurchased 731,035 shares, in the amount of $16,143,789, $3,322,029 of which were outstanding at March 31, 2024. The amount outstanding at March 31, 2024 were paid during April 2024.

Non-controlling Interest

Special Unit Holder

The Special Unit Holder has invested $1,000 in the Operating Partnership and has been issued a special class of limited partnership units as part of the overall consideration for the services to be provided by the Advisor. In addition, the Special Unit Holder is entitled to receive a performance participation distribution from the Operating Partnership, subject to certain terms and calculations as defined within the amended Operating Partnership agreement. Such allocation (the “Performance Participation Allocation”) is paid in cash annually and accrued monthly. The Special Unit Holder is entitled to $9,553,541, pursuant to the Performance Participation Allocation, which has been paid in full by the Company as of the first quarter of 2023. The Special Unit Holder investment in the Operating Partnership, including the Performance Participation Allocation, have been recorded as components of Non-controlling interests in subsidiaries on the consolidated balance sheets as of March 31, 2025 and December 31, 2024, respectively.

Non-controlling interest in the SF Property SPE

Based on the Company’s consolidation analysis, which was performed in accordance with ASC 810 as described in the “Variable Interest Entities” section of Note 2 — Summary of Significant Accounting Policies, management has determined that the Company is the primary beneficiary of the SF Property SPE. Accordingly, the Company has consolidated the SF Property SPE. As of March 31, 2025, the Company’s ownership interest in the SF Property SPE was 75%, and Graham Street Realty ("GSR") interest was 25%. GSR’s total ownership interest of $2,677,499 has been recorded as a component of Non-controlling interests in subsidiaries on the Company’s consolidated balance sheet as of March 31, 2025.

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

On August 16, 2024, the Company, through the Operating Partnership, and the Keller DST entered into a managing broker-dealer agreement (the "Keller DST Dealer Manager Agreement"), with the Dealer Manager, pursuant to which the Dealer Manager agreed to conduct a private placement offering (the "Keller DST Offering") of up to $38,650,000 of the Keller DST's beneficial interest representing 95% of the interests to third party investors on a "best efforts" basis. As of March 31, 2025, the Keller DST has received gross proceeds of $38,010,977 from the Keller DST Offering. As of March 31, 2025, the Company's ownership interest in the Keller Property was 5%, and third parties' was 95%. The third parties’ total ownership interest of $19,843,711 has been recorded as a component of Non-controlling interests in subsidiaries on the Company’s consolidated balance sheet as of March 31, 2025.

Non-controlling interest in Valencia DST

Based on the Company’s consolidation analysis, which was performed in accordance with ASC 810 as described in the “Variable Interest Entities” section of Note 2 — Summary of Significant Accounting Policies, management has determined that the Company is the primary beneficiary of the Valencia DST. Accordingly, the Company has consolidated the Valencia DST. As of March 31, 2025, the Company’s ownership interest in the Valencia DST was 10% and other parties’ interest was 90%. The other parties’ total ownership interest of $35,920,946 has been recorded as a component of Non-controlling interests in subsidiaries on the Company’s consolidated balance sheet as of March 31, 2025.

Non-controlling interest in Kacey DST

Based on the Company’s consolidation analysis, which was performed in accordance with ASC 810 as described in the “Variable Interest Entities” section of Note 2 – Summary of Significant Accounting Policies, management has determined that the Company is the primary beneficiary of the Kacey DST. Accordingly, the Company has consolidated the Kacey DST. As of March 31, 2025, the Company’s ownership interest in the Kacey DST was 10% and other parties’ interest was 90%. The other parties’ total ownership interest of $18,536,258 has been recorded as a component of Non-controlling interests in subsidiaries on the Company’s consolidated balance sheet as of March 31, 2025.

In connection with the acquisition of the Kacey Property, a wholly owned subsidiary of the Operating Partnership entered a joint venture (the “Kacey MT JV”) between the wholly owned subsidiary of the Operating Partnership and affiliates of CAF Capital Partners ("CAF"), an unrelated third party. As of March 31, 2025, the Company’s ownership interest in the Kacey MT JV was 100%, and CAF no longer has interest in the Kacey MT JV.

Non-controlling interest in Industry DST

Based on the Company’s consolidation analysis, which was performed in accordance with ASC 810 as described in the “Variable Interest Entities” section of Note 2 – Summary of Significant Accounting Policies, management has determined that the Company is the primary beneficiary of the Industry DST. Accordingly, the Company has consolidated the Industry DST. As of March 31, 2025, the Company’s ownership interest in the Industry DST was 10% and other parties’ interest was 90%. The other parties’ total ownership interest of $26,333,050 has been recorded as a component of non-controlling interests in subsidiaries on the Company’s consolidated balance sheet as of March 31, 2025.

In connection with the acquisition of the Industry Property, a wholly owned subsidiary of the Operating Partnership entered a joint venture (the “Industry MT JV”) between the wholly owned subsidiary of the Operating Partnership and affiliates of BH Equities, LLC (“BH”). As of March 31, 2025, the Company’s ownership interest in the Industry MT JV was 100% and BH no longer has interest in the Industry MT JV.

Non-controlling interest in the Net Lease DST

On November 23, 2021, the Company, through the Operating Partnership and the Net Lease DST entered into a managing broker-dealer agreement, (the “DST Dealer Manager Agreement”), with the Dealer Manager, pursuant to which the Dealer Manager agreed to conduct a private placement offering, (the “DST Offering”), of up to $21,620,000 of the Net Lease DST’s beneficial interest representing 100% of the interests to third party investors on a “best efforts” basis. As of March 31, 2025, the Net Lease DST has received gross proceeds of $21,620,000 from the DST Offering.

Based on the Company’s consolidation analysis, which was performed in accordance with ASC 810 as described in the “Variable Interest Entities” section of Note 2 – Summary of Significant Accounting Policies, management has determined that the Company is the primary beneficiary of the Net Lease DST. Accordingly, the Company has consolidated the Net Lease DST. As of March 31, 2025, the other parties’ interest was 100%. The other parties’ total ownership interest of $10,622,691 has been recorded as a component of Non-controlling interests in subsidiaries on the Company’s consolidated balance sheet as of March 31, 2025.

Non-controlling interest in the Longmire Property SPE

Based on the Company’s consolidation analysis, which was performed in accordance with ASC 810 as described in the “Variable Interest Entities” section of Note 2 – Summary of Significant Accounting Policies, management has determined that the Company is the primary beneficiary of the Longmire Property SPE. Accordingly, the Company has consolidated the Longmire Property SPE. As of March 31, 2025, the Company’s ownership interest in the Longmire Property SPE was 96.46% and CAF’s interest was 3.54%. CAF’s total ownership interest of $766,786 has been recorded as a component of Non-controlling interests in subsidiaries on the Company’s consolidated balance sheet as of March 31, 2025.

Non-controlling interest in ON3 DST

Based on the Company’s consolidation analysis, which was performed in accordance with ASC 810 as described in the “Variable Interest Entities” section of Note 2 – Summary of Significant Accounting Policies, management has determined that the Company is the primary beneficiary of the ON3 DST. Accordingly, the Company has consolidated the ON3 DST. As of March 31, 2025, the Company’s ownership interest in the ON3 DST was 10% and other parties’ interest was 90%. The other parties’ total ownership interest of $54,098,780 has been recorded as a component of Non-controlling interests in subsidiaries on the Company’s consolidated balance sheet as of March 31, 2025.

Non-controlling interest in West End DST

Based on the Company’s consolidation analysis, which was performed in accordance with ASC 810 as described in the “Variable Interest Entities” section of Note 2 – Summary of Significant Accounting Policies, management has determined that the Company is the primary beneficiary of the West End DST. Accordingly, the Company has consolidated the West End DST. As of March 31, 2025, the Company's ownership interest in the West End DST was 10% and other parties' interest was 90%. The other parties' total ownership interest of $34,940,706 has been recorded as a component of Non-controlling interests in subsidiaries on the Company's consolidated balance sheet as of March 31, 2025.

In connection with the acquisition of the West End Property, a wholly owned subsidiary of the Operating Partnership entered a joint venture (the “West End MT JV”) between the wholly owned subsidiary of the Operating Partnership and affiliates of BH. As of March 31, 2025, the Company’s ownership interest in the West End MT JV was 90% and BH’s interest was 10%. BH’s total ownership interest of $29,153 has been recorded as a component of Non-controlling interests in subsidiaries on the Company’s consolidated balance sheet as of March 31, 2025.

Non-controlling interest in Palms DST

Based on the Company’s consolidation analysis, which was performed in accordance with ASC 810 as described in the “Variable Interest Entities” section of Note 2 – Summary of Significant Accounting Policies, management has determined that the Company is the primary beneficiary of the Palms DST. Accordingly, the Company has consolidated the Palms DST. As of March 31, 2025, the Company's ownership interest in the Palms DST was 10% and other parties' interest was 90%. The other parties' total ownership interest of $25,604,008 has been recorded as a component of Non-controlling interests in subsidiaries on the Company's consolidated balance sheet as of March 31, 2025.

In connection with the acquisition of the Palms Property, a wholly owned subsidiary of the Operating Partnership entered a joint venture (the “Palms MT JV”) between the wholly owned subsidiary of the Operating Partnership and affiliates of CAF. As of March 31, 2025, the Company's ownership interest in the Palms MT JV was 100% and CAF no longer has interest in the Palms MT JV.

Non-controlling interest in Pearland DST

Based on the Company's consolidation analysis, which was performed in accordance with ASC 810 as described in the "Variable Interest Entities" section of Note 2 – Summary of Significant Accounting Policies, management has determined that the Company is the primary beneficiary of the Pearland DST. Accordingly, the Company has consolidated the Pearland DST. As of March 31, 2025, the Company's ownership interest in the Pearland DST was 5% and other parties' interest was 95%. The other parties' total ownership interest of $16,462,022 has been recorded as a component of Non-controlling interests in subsidiaries on the Company's consolidated balance sheet as of March 31, 2025.

In connection with the acquisition of the Pearland Property, a wholly owned subsidiary of the Operating Partnership entered a joint venture (the "Pearland MT JV") between the wholly owned subsidiary of the Operating Partnership and affiliates of CAF. As of March 31, 2025, the Company's ownership interest in the Pearland MT JV was 100% and CAF no longer has interest in the Pearland MT JV.

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

On January 1, 2025, the Operating Partnership issued Class I OP Units to third party investors in exchange for a controlling interest of 100% in the WAG MH.

The following table summarizes the number of Class I OP Units and Class T OP Units issued and outstanding to third-party investors:

	For the Three Months Ended March 31,
	2025	2024
Balance at the beginning of the year	2,134,758	—
Issuance of Class I OP Units	858,066	—
Balance at the end of period	2,992,824	—

Note 10 – Related Party Transactions

Jointly Owned Investments

As of March 31, 2025 and December 31, 2024, the Company owned interests in ten jointly owned investments with some or all of the remaining interest held by affiliates of the Advisor. Subsequently after each acquisition, the interests held by the affiliates of the Advisor have been sold back to the Company or/and syndicated to third party investors through a private placement offering, The Company consolidates nine of these joint ventures as the primary beneficiary and accounts for the one remaining investment under the equity method of accounting. Refer to the “Variable Interest Entities” section of Note 2 – Summary of Significant Accounting Policies for further information on the Company’s VIE policy.

Keller Springs Restructuring

On July 24, 2024, the Company completed a series of transactions to transfer the Keller Property into the Keller DST, with the ability to syndicate out 95% of its interests to third-party investors. As of March 31, 2025, the Keller DST has syndicated out 95% of its interests to third-party investors.

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

CF WAG MH

On January 1, 2025, the Operating Partnership issued 865,711 Class I OP Units in exchange for 100% of the equity interests of WAG MH. This acquisition included the transfer of management responsibilities for the portfolio from CFI to the Operating Partnership.

Fees and Expenses

The Company and the Advisor are parties to an amended and related advisory agreement, dated as of June 29, 2018 as amended to date (the “Amended Advisory Agreement”). Pursuant to the Amended Advisory Agreement, and subject to certain restrictions and limitations, the Advisor is responsible for managing the Company's affairs on a day-to-day basis and for identifying, originating, acquiring and managing investments on behalf of the Company. For providing such services, the Advisor receives the following fees and reimbursements from the Company.

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

As of March 31, 2025 and December 31, 2024, the Advisor had incurred $14,945,889 and $14,747,673, respectively, of O&O Costs (other than upfront selling commissions, dealer manager fees and distribution fees) on behalf of the Company. The amount of the Company’s obligation is limited to the 1% Cap less any reimbursement payments made by the Company to the Advisor for O&O Costs incurred. As of both March 31, 2025 and December 31, 2024, organizational costs of $90,675, were expensed and offering costs of $3,978,102, were charged to stockholders’ equity. As of both March 31, 2025 and December 31, 2024, the Company has made reimbursement payments of $4,068,777, to the Advisor for O&O Costs incurred. As of March 31, 2025, the Advisor has continued to pay all O&O Costs on behalf of the Company.

Asset Management Fees. Asset management fees are due to the Advisor. Asset management fees payable to the Advisor consist of monthly fees equal to one-twelfth of 1.20% of the Company’s most recently disclosed NAV.

For the three months ended March 31, 2025, and March 31, 2024, the Company incurred asset management fees of $913,315 and $965,790, respectively. As of March 31, 2025, the total unpaid asset management fees was $5,204,798 and has been included within Due to related parties on the consolidated balance sheet. The amount of asset management fees incurred by the Company during the applicable period is included in the calculation of the limitation of operating expenses pursuant to the 2%/25% Guidelines (as defined and described below).

Other Operating Expenses. Pursuant to the terms of the Advisory Agreement, the Company is obligated to reimburse the Advisor for certain operating expenses. Beginning October 1, 2018, the Company was subject to the limitation that it generally may not reimburse the Advisor for any amounts by which the total operating expenses at the end of the four preceding fiscal quarters exceeds the greater of (i) 2% of average invested assets (as defined in the Advisory Agreement) and (ii) 25% of net income other than any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of investments for that period (the “2%/25% Guidelines”). If the Company’s independent directors determine that all or a portion of such amounts in excess of the limitation are justified based on certain factors, the Company may reimburse amounts in excess of the limitation to the Advisor. In addition, beginning on October 1, 2018, the Company may request any operating expenses that were previously reimbursed to the Advisor in prior or future periods in excess of the limitation to be remitted back to the Company. As of March 31, 2025, the Company has reimbursed $6,641,266 of the operating expense reimbursement obligation to the Advisor and has accrued but not reimbursed $4,697,769 in operating expenses pursuant to the Advisory Agreement, which represents the current operating expense reimbursement obligation to the Advisor.

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

As of March 31, 2025, the total amount of unreimbursed operating expenses was $19,029,264. This includes operating expenses incurred by the Advisor on the Company’s behalf which have not been invoiced to the Company and also amounts invoiced to the Company by the Advisor but not yet reimbursed (“Unreimbursed Operating Expenses”). The amount of operating expenses incurred by the Advisor during the three months ended March 31, 2025 and March 31, 2024 which were not invoiced to the Company amounted to $1,112,258 and $1,413,788, respectively.

Property Management Fees. The Company may engage the Advisor or an affiliate to serve as a property manager with respect to a particular property. The Company will pay the Advisor property management fees for such services. For the three months ended March 31, 2025 and March 31, 2024, the Company incurred property management fees of $600,205 and $692,736, respectively. The property management fees incurred during the month of March 31, 2025 of $534,509 was unpaid as of March 31, 2025 and has been included within Due to related parties on the consolidated balance sheet.

Leasing Commissions. If the Advisor or an affiliate is the Company’s primary leasing agent, then the Company will pay customary leasing fees in amount that is usual and customary in that geographic area for that type of property. As of March 31, 2025, no amount was incurred by the Company. As December 31, 2024, the Company had incurred lease commissions of $31,250.

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

As of March 31, 2025, the likelihood, probability and timing of each of the possible occurrences or events listed in the preceding sentences (i) and (ii) in the above paragraph are individually and collectively uncertain. Additionally, whether or not the Company will have fully invested the proceeds from Initial Offering and also whether the Company’s stockholders will have received, or are deemed to have received, in the aggregate, cumulative distributions equal to their invested capital plus a 6% cumulative, non-compound annual pre-tax return on such invested capital at the time of any such occurrence or event is also uncertain. As of both March 31, 2025 and December 31, 2024, CFI has paid Sponsor Support totaling $5,374,526, which will be subject to reimbursement by the Company to CFI in the event of these highly conditional circumstances.

The following summarizes the fees payable to the Dealer Manager:

Distribution Fees. Under the Dealer Manager Agreements, distribution fees are payable to the Dealer Manager with respect to the Company’s Class TX Shares, Class T Shares, Class S Shares and Class D Shares, all or a portion of which may be re-allowed by the Dealer Manager to participating broker-dealers. Under the Dealer Manager Agreement for the Initial Offering, the distribution fees for Class TX Shares accrue daily and are calculated on outstanding Class TX Shares issued in the Primary Offering in an amount equal to 1.0% per annum of (i) the gross offering price per Class TX Share in the Primary Offering, or (ii) if the Company is no longer offering Class TX Shares in a public offering, the most recently published per share NAV of Class TX Shares. Under the Dealer Manager Agreements for the Follow-On Offering and the Third Offering, the Company has agreed to pay the Dealer Manager (a) with respect to the Class T Shares and Class S Shares, a distribution fee in an annual amount equal to 0.85% of the aggregate NAV of the outstanding Class T Shares and Class S Shares, as applicable, and (b) with respect to the Class D Shares, a distribution fee in an annual amount equal to 0.25% of the aggregate NAV of the outstanding Class D Shares. The distribution fees are payable monthly in arrears and are paid on a continuous basis from year to year. During the three months ended March 31, 2025 and March 31, 2024, the Company paid distribution fees of $74,950 and $82,292, respectively. As of March 31, 2025 and December 31, 2024, the Company has incurred a liability of $23,515 and $23,586, respectively, which is included within Due to related parties on the consolidated balance sheets, $24,974 and $25,575, respectively, of which was due as of March 31, 2025 and December 31, 2024 and paid during April 2025 and January 2025, respectively.

In addition, as of March 31, 2025, the Company has incurred a distribution fee liability of $24,194 in connection with issuance of its Class T OP Units, which is included within Due to related parties on the consolidated balance sheets. As of December 31, 2024, the Company did not incur a distribution fee liability in connection with issuance of its Class T OP Units.

Selling Commissions. Selling commissions payable to the Dealer Manager in the Initial Offering consisted of (i) up to 1% of gross offering proceeds paid by CFI for Class AX Shares and Class TX Shares and, (ii) up to 5% and 2% of gross offering proceeds from the sale of Class AX Shares and Class TX Shares, respectively. No selling commissions were payable with respect to Class IX Shares. Selling commissions in the Follow-On Offering and Third Offering consist of 3% and 3.5% of gross offering proceeds from the sale of Class T Shares and Class S Shares, respectively. All or a portion of such selling commissions may be re-allowed to participating broker-dealers. No selling commissions will be payable with respect to Class D and Class I shares. For the three months ended March 31, 2025 and the year ended December 31, 2024, the Company incurred $13,475 and $69,896 of selling commissions, respectively, which is included within Additional paid-in capital on the consolidated balance sheets. At both March 31, 2025 and December 31, 2024, $1,182,925 of Sponsor Support, has been recorded and has been reimbursed by CFI. No Sponsor Support payment was due at March 31, 2025, as Sponsor Support ended with the termination of the Primary Offering.

Dealer Manager Fees. Dealer manager fees payable to the Dealer Manager in the Initial Offering consisted of up to 3.0% of gross offering proceeds from the sale of Class AX Shares and Class TX Shares sold in the Primary Offering and up to 1.5% of gross offering proceeds from the sale of Class IX Shares sold in the Primary Offering, all of which were paid by CFI. A portion of such dealer manager fees may be re-allowed to participating broker-dealers as a marketing fee. Dealer Manager fees payable to the Dealer Manager in the Follow-On Offering and Third Offering consist of up to 0.5% of gross offering proceeds from the sale of Class T Shares sold in the primary portion of the Follow-On Offering and Third Offering. No dealer manager fees will be payable with respect to Class S Shares, Class D Shares and Class I Shares. For the three months ended March 31, 2025 and the year ended December 31, 2024, the Company recorded $2,408 and $14,242 of dealer manager fees, respectively, which is included within Additional paid-in capital on the consolidated balance sheets. As of both March 31, 2025 and December 31, 2024, all of the Sponsor Support related to dealer manager fees has been recorded and $4,191,601, has been reimbursed by CFI. No Sponsor Support payment was due at March 31, 2025, as Sponsor Support ended with the termination of the Primary Offering.

The following table summarizes the above mentioned fees and expenses incurred by the Company and amounts of investment funding due by the Company for the three months ended March 31, 2025:

		Due to related parties as of	Three months ended March 31, 2025		Due to related parties as of
Type of Fee or Reimbursement	Financial Statement Location	December 31, 2024	Incurred	Paid	March 31, 2025
Management Fees
Asset management fees	Management fees	$4,291,482	$913,315	$—	$5,204,797
Property management and oversight fees	Management fees	442,422	600,205	508,118	534,509
Organization, Offering and Operating Expense Reimbursements
Operating expenses(1)	General and administrative expenses	4,245,085	—	368,083	3,877,002
Expense reimbursement(2)	Cash and Cash Equivalents	2,972,502	3,790,041	—	6,762,543
Offering costs(3)	Additional paid-in capital	—	—	—	—
Commissions and Fees
Selling commissions and dealer manager fees, net	Additional paid-in capital	—	15,883	15,883	—
Distribution fees(4)	Additional paid-in capital	23,586	99,074	74,950	47,710
Investment Funding
Distribution due	Additional paid-in capital	—	—	—	—
Application fee reimbursement(5)	Investment in real estate, net	100,000	—	—	100,000
Good faith deposit reimbursement(6)	Investment in real estate, net	670,000	—	—	670,000
Membership interest purchase reimbursement(7)	Additional paid-in capital	119,384	—	—	119,384
Total		$12,864,461	$5,418,518	$967,034	$17,315,945

Note: (1) As of March 31, 2025, the Advisor has incurred, on behalf of the Company, a total of $19,029,264 in Unreimbursed Operating Expenses, including a total of $1,112,258 for the three months ended March 31, 2025 for which the Advisor has not invoiced the Company for reimbursement. The total amount of Unreimbursed Operating Expenses may, in future periods, be subject to reimbursement by the Company pursuant to the terms of the Advisory Agreement.

(2) Reflects amounts owed to CFI from the Company in relation to real estate tax payments for the West End Property, the Pearland Property, the Palms Property, the Longmire Property, and the Keller Property and insurance payments for the Fisher Road Property.

(3) As of March 31, 2025, the Advisor has incurred, on behalf of the Company, a total of $14,945,889 of O&O Costs, of which the Company’s obligation is limited to $0, pursuant to the 1% Cap.

(4) The incurred amount reflects the change in accrual.

(5) Reflects amounts owed to CFI from the Company in relation to the loan application deposit for the ON3 Property.

(6) Reflects a good faith deposit owed to CFI in connection with the Keller Property loan refinance.

(7) Reflects amount owed to CFI in connection with the Summerfield MT JV remaining interest purchase on behalf of CFIT.

The following table summarizes the above mentioned fees and expenses incurred by the Company for the year ended December 31, 2024:

		Due to related parties as of	Year ended December 31, 2024		Due to related parties as of
Type of Fee or Reimbursement	Financial Statement Location	December 31, 2023	Incurred	Paid	December 31, 2024
Management Fees
Asset management fees	Management fees	$719,851	$3,571,631	$—	$4,291,482
Property management and oversight fees	Management fees	80,762	2,511,875	2,150,215	442,422
Organization, Offering and Operating Expense Reimbursements
Operating expenses(1)	General and administrative expenses	4,245,085	—	—	4,245,085
Expense reimbursement(2)	Cash and Cash Equivalents	393,887	2,578,615	—	2,972,502
Offering costs(3)	Additional paid-in capital	—	—	—	—
Commissions and Fees					—
Selling commissions and dealer manager fees, net	Additional paid-in capital	—	84,138	84,138	—
Distribution fees(4)	Additional paid-in capital	34,208	287,317	297,939	23,586
Investment Funding					—
Distribution due	Additional paid-in capital	202,430	—	202,430	—
Application fee reimbursement(5)	Investment in real estate, net	100,000	—	—	100,000
Good faith deposit reimbursement(6)	Investment in real estate, net	—	670,000	—	670,000
Membership interest purchase reimbursement(7)	Additional paid-in capital	—	119,384	—	119,384
Total		$5,776,223	$9,822,960	$2,734,722	$12,864,461

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

(7) Reflects amount owed to CFI in connection with the Summerfield MT JV remaining interest purchase on behalf of CFIT.

Investment by CFI

CFI initially invested $200,001 in the Company through the purchase of 8,180 Class AX Shares at $24.45 per share. CFI may not sell any of these shares during the period it serves as the Company’s sponsor. Neither the Advisor nor CFI currently has any options or warrants to acquire any of the Company’s shares.

As of March 31, 2025, CFI has invested $6,650,001 in the Company through the purchase of 262,262 shares (8,180 Class AX Shares for an aggregate purchase price of $200,001, 183,157 Class IX Shares for an aggregate purchase price of $4,582,280, and 70,925 Class I Shares for an aggregate purchase price of $1,867,720). CFI purchased 125,157 of the Class IX Shares in the amount of $3,132,280 pursuant to the Distribution Support Agreement, which provided that in certain circumstances where the Company’s cash distributions exceed the Company’s modified funds from operations, CFI will purchase up to $5.0 million of Class IX Shares (including the $2.0 million of shares purchased in order to satisfy the Minimum Offering Requirement) at the then current offering price per Class IX Share net of dealer manager fees to provide additional cash to support distributions to the Company’s stockholders. On August 10, 2020, the Company and CFI entered into the Amended Distribution Support Agreement to ensure that the Company has a sufficient amount of funds to pay cash distributions to stockholders during the Follow-On Offering. CFI purchased 70,925 of the Class I Shares in the amount of $1,867,720 pursuant to the Amended Distribution Support Agreement, which provides that in the event that cash distributions exceed MFFO, CFI will purchase Class I Shares from the Company in the Follow-On Offering in an amount equal to the distribution shortfall, up to $5 million (less the $2.0 million of shares purchased by CFI in order to satisfy the Minimum Offering Requirement and any shares purchased by CFI pursuant to the Distribution Support Agreement in the Initial Offering). CFI has fulfilled its remaining obligation pursuant to the Amended Distribution Support Agreement in the second quarter of 2022 and CFI has no remaining obligation pursuant to the Amended Distribution Support Agreement.

Sponsor Support

The Company’s sponsor, CFI, is a Delaware limited liability company and an affiliate of CFLP. CFI has paid a portion of selling commissions and all of the dealer manager fees, up to a total of 4% of gross offering proceeds from the sale of Class AX Shares and Class TX Shares, as well as 1.5% of gross offering proceeds from the sale of Class IX Shares, incurred in connection with the Initial Offering. The Company will reimburse such expenses (i) immediately prior to or upon the occurrence of a liquidity event, including (A) the listing of the Company’s common stock on a national securities exchange or (B) a merger, consolidation or a sale of substantially all of the Company’s assets or any similar transaction or any transaction pursuant to which a majority of the Company’s board of directors then in office are replaced or removed, or (ii) upon the termination of the Amended Advisory Agreement by the Company or by the Advisor. In each such case, the Company only will reimburse CFI after the Company has fully invested the proceeds from the Initial Offering and the Company’s stockholders have received, or are deemed to have received, in the aggregate, cumulative distributions equal to their invested capital plus a 6% cumulative, non-compounded annual pre-tax return on such invested capital. As of March 31, 2025, CFI has paid Sponsor Support totaling $5,374,526.

Note 11 - Variable Interest Entities

As of March 31, 2025 and December 31, 2024, certain VIEs have been identified. In regard to the Company’s investment in the SF Property, the Keller Property, the Valencia Property, the Kacey Property, the Net Lease DST, the Industry Property, the Longmire Property, the ON3 Property, the West End Property, the Palms Property, and the Pearland Property, the Company has determined itself to be the primary beneficiary because the Company has a significant variable interest in and control over the SF Property, Keller Property, the Valencia Property, the Kacey Property, the Net Lease DST, the Industry Property, the Longmire Property, the ON3 Property, the West End Property, the Palms Property, and the Pearland Property. Therefore, the Company has consolidated the SF Property, the Keller Property, the Valencia Property, the Kacey Property, the Net Lease DST, the Industry Property, the Longmire Property, the ON3 Property, the West End Property, the Palms Property, and the Pearland Property. In regard to the Company’s investment in the Station DST, the Company has determined itself not to be the primary beneficiary, because the Company does not have a significant variable interest in and control over the Station DST. Therefore, the Company has not consolidated the Station DST. The Company’s maximum exposure to loss from its interest in an unconsolidated VIE as of March 31, 2025 is $5,535,582 related to its investment in a real estate-related asset, the Station DST. Refer to Note 6 - Investments in Real Estate-Related Assets for additional information.

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

For lessees, the lease accounting standard ASC 842, Leases requires the lessee to recognize the assets and liabilities that arise from the leases. A lessee can classify a lease as either a finance lease or operating lease based on meeting certain criteria under ASC 842. In connection with the accounting standard, the Company is required to determine the incremental borrowing rate that is used as the discount rate in calculating the present value of lease payments for the duration of the lease term to measure the lease asset, Right-of-Use Asset (“ROU”) and lease liability. Given the extended lease term, estimating the incremental borrowing rate requires significant judgment from the Company. The Company has determined that the two ground leases qualify as operating leases. As of March 31, 2025 and December 31, 2024, the Company has $16,185,215 and $16,207,976 of ROU, respectively, and $16,185,215 and $16,207,976 lease liability, respectively. Under this guidance, for both the three months ended March 31, 2025 and March 31, 2024, the Company has recognized lease expense of $193,695, and is included within the accompanying consolidated statements of operations.

The following table reflects the base cash rental payments due from the Company as of March 31, 2025:

Year	Future Base Rent Payments
2025 (remaining)	489,899
2026	653,198
2027	653,198
2028	653,198
2029	653,198
Thereafter	33,940,757
Total	$37,043,448

Litigation and Regulatory Matters

As of March 31, 2025 and December 31, 2024, the Company was not subject to litigation nor was the Company aware of any litigation pending against it. The Company has entered into customary guaranty agreements (the “Guaranty Agreements”) in connection with the financing of certain specific investments, including the acquisition of the FM Property, the Buchanan Property, the CO Property, and the Summerfield Property, as further described in Note 8 — Loans Payable. Pursuant to the Guaranty Agreements, the Company has guaranteed any losses or liabilities that the lenders may incur as a result of the occurrence of certain enumerated bad acts as defined in the Guaranty Agreements. The Company has also guaranteed the repayment of obligations and indebtedness due to the lenders upon the occurrence of certain enumerated events as defined in the Guaranty Agreements. Additionally, in regard to the FM Property, the Buchanan Property, the CO Property, and the Summerfield Property, the Company has also agreed to indemnify the lenders against certain environmental liabilities.

As of March 31, 2025, the Company’s liability under these arrangements is not quantifiable and the potential for the Company to be required to make payments under the Guaranty Agreements is remote. Accordingly, no contingent liability is recorded in the Company’s unaudited consolidated balance sheet for these arrangements.

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

In connection with the acquisition of WAG MH, the fair value was estimated by utilizing the income approach to value, using a direct capitalization analysis and discounted cash flow analysis, as well as a sales comparison approach where deemed applicable. On December 25, 2024 the Operating Partnership provided notice of its election to exercise its fair market value option of the WAG MH to acquire 100% of the outstanding equity interests in the WAG MH in exchange for operating partnership units. WAG MH owns a portfolio of nine freestanding retail/pharmacy properties with a fair market value of $50,130,000 based on the most recent independent appraisal and is leased to (or guaranteed by) Walgreen Co. and operated as Walgreens retail pharmacies. The WAG MH Property is subject to a mortgage loan with an outstanding principal balance of $32,581,902.

Investments in real estate-related assets — The fair value of the Company’s interest in the Station DST was based upon the Station DST Property appraisal, the fair market value of the mortgage loan encumbering the Station DST Property.

Investment in infrastructure fund, at fair value — The Company’s investment in the Data Center is carried at NAV as a practical expedient. The Company estimates the fair value of its investment in infrastructure fund using the Company's share of the NAV as reported by the fund manager of the Data Center. As of March 31, 2025, the fair value was $5,451,758.

Loans payable —The fair value is estimated by discounting the expected cash flows based on estimated borrowing rates available to the Company as of the measurement date. The current period liabilities’ carrying and fair values exclude net deferred financing costs. These financial instruments are valued using Level 2 inputs. As of March 31, 2025 and December 31, 2024, the estimated fair value of the Company’s loans payable was $542,307,664 and $496,227,999, respectively (excluding deferred financing costs). The Company has not elected the fair value option, and as such has accounted for its debt using the amortized cost method.

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

Additionally, in conjunction with the Keller Loan, the Company entered into an interest rate cap agreement for a notional amount of $31,277,000. See Note 8 – Loans Payable for further details. The fair value of this interest rate cap is $136,313 and is included with other assets on the consolidated balance sheet as of March 31, 2025.

The table below presents the fair value of the Company’s derivative financial instrument as well as its classification on the consolidated balance sheet as of March 31, 2025, and December 31, 2024:

	Balance Sheet Location	March 31, 2025	December 31, 2024
Derivatives designated as hedging instruments:
Interest rate “pay-fixed” swap	Derivative assets, at fair value	$7,046,911	$8,472,572

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

The changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive loss (“AOCI”) and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three months ended March 31, 2025 and March 31, 2024, an amount of $419,244 and $552,920, respectively, was reclassified into earnings and has been recorded within Interest expense in the accompanying consolidated statement of operations.

As of March 31, 2025 the Company had the following derivatives that were designated as cash flow hedges of interest rate risk:

	March 31, 2025
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

During the three months ended March 31, 2025 and March 31, 2024, the Company recorded a loss on derivatives not designated as hedges of $74,680 and $200,634, respectively, within Interest expense in the accompanying consolidated statement of operations.

The following table details the Company’s interest rate derivative not designated as a hedge:

	March 31, 2025
Interest Rate Derivative	Number of Instruments	Notional Amount
Interest Rate Cap	1	$31,277,000

Credit Risk-Related Contingent Features

The agreements the Company has with the Company’s derivative counterparties contain cross-default provisions that could trigger a declaration of default on the Company’s derivative obligations if the Company defaults, or is capable of being declared in default, on certain of the Company’s indebtedness. At March 31, 2025, the Company had not been declared in default on any of its derivative obligations. The estimated fair value of the Company’s derivatives in a net asset position was $7,183,225 at March 31, 2025. The estimated fair value of the Company’s derivatives in a net asset position was $8,683,565 at December 31, 2024.

Note 16 – Segment Information

The Company's operations consist of one reportable segment, property and asset management. The Company is a public non-traded real estate investment trust pooling investor capital to invest in income-producing real estate properties, such as office buildings, apartments, or other commercial real estate. The Company offers its shares to the public, but these shares are not traded on a national stock exchange. The Company has identified the Chief Executive Officer (the "CEO") as the Chief Operating Decision Maker (the "CODM"), who uses revenues and net income to evaluate the results of the business.

For the three months ended March 31, 2025, the Company had total revenue of $23.7 million. The Company’s significant expenses were $17.6 million of non-compensation related operating expenses (which included $8.9 million of depreciation and amortization). The company had Interest expense, net, of $6.8 million and income from other sources of $435,157. Refer to the Company’s consolidated statements of operations for additional information.

For the three months ended March 31, 2024, the Company had total revenue of $23.1 million. The Company’s significant expenses were $19.6 million of non-compensation related operating expenses (which included $8.9 million of depreciation and amortization). The company had Interest expense, net, of $6.5 million and income from other sources of $1.7 million. Refer to the Company’s consolidated statements of operations for additional information.

As of March 31, 2025 and December 31, 2024, the Company had total assets of $1.2 and $1.1 billion, respectively. See the Company’s consolidated balance sheets for more information.

The CODM evaluates the operating results and revenue of the Company regardless of geographic location as property and asset management accordingly.

Note 17 – Subsequent Events

Investment in Infrastructure Fund, at Fair Value

On April 30, 2025, $2,163,265 was called for and funded to the investment in the Data Center.

Common Stock Repurchases

Subsequent to March 31, 2025, the Company received and completed 90 eligible repurchase requests for a total of 156,035 shares in the amount of $3,153,250.

Status of the Offerings

As of May 8, 2025, the Company had 12,254,127 shares of its common stock outstanding (consisting of 3,268,185 Class AX Shares, 4,775 Class TX Shares, 1,127,590 Class IX Shares, 1,415,060 Class T Shares, 5,392 Class S Shares, 555,646 Class D Shares, and 5,877,479 Class I Shares) in the Offerings resulting in aggregate net proceeds of $315,871,308 to the Company as payment for such shares.

Distributions

As authorized by the board of directors of the Company, on April 4, 2025 the Company declared the following distributions for each class of the Company’s common stock and Class I and Class T operating partnership units as rounded to the nearest four decimal places ($1.55 on an annual basis):

March Gross Distribution
Class I Shares	0.1316
Class D Shares	0.1316
Class S Shares	0.1316
Class T Shares	0.1316
Class IX Shares	0.1316
Class AX Shares	0.1316
Class TX Shares	0.1316
Class I Operating Partnership Units	0.1316
Class T Operating Partnership Units	0.1316

The net distributions for each class of common stock (which represents the gross distributions described above less any distribution fee for the applicable class of common stock as described in the Company’s applicable prospectus) and Class I and Class T operating partnership units are payable to stockholders of record immediately following the close of business on March 31, 2025 and was paid on or about April 4, 2025. These distributions will be paid in cash or reinvested in shares of the Company’s common stock for stockholders participating in the Company’s distribution reinvestment plan. Some or all of the cash distributions may be paid from sources other than cash flow from operations.

As authorized by the board of directors of the Company, on May 6, 2025 the Company declared the following distributions for each class of the Company’s common stock and Class I and Class T operating partnership units as rounded to the nearest four decimal places ($1.55 on an annual basis):

April Gross Distribution
Class I Shares	0.1274
Class D Shares	0.1274
Class S Shares	0.1274
Class T Shares	0.1274
Class IX Shares	0.1274
Class AX Shares	0.1274
Class TX Shares	0.1274
Class I Operating Partnership Units	0.1274
Class T Operating Partnership Units	0.1274

The net distributions for each class of common stock (which represents the gross distributions described above less any distribution fee for the applicable class of common stock as described in the Company’s applicable prospectus) and Class I and Class T operating partnership units are payable to stockholders of record immediately following the close of business on April 30, 2025 and was paid on or about May 6, 2025. These distributions will be paid in cash or reinvested in shares of the Company’s common stock for stockholders participating in the Company’s distribution reinvestment plan. Some or all of the cash distributions may be paid from sources other than cash flow from operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the unaudited consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. In addition to historical data, this discussion contains forward-looking statements as that term is defined under the Private Securities Litigation Reform Act of 1995 ("PSLRA"), Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Those statements include statements regarding Cantor Fitzgerald Income Trust, Inc.’s, (the “Company”) business, operations and financial performance based on current expectations that involve risks, uncertainties and assumptions. The Company’s actual results may differ materially from those in this discussion as a result of various factors, including but not limited to those discussed under “Risk Factors” in the Company’s Registration Statement on Form S-11 (File No. 333-237327) (the “Registration Statement”), under Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, and elsewhere in this Quarterly Report on Form 10-Q. The Company does not undertake to revise or update any forward-looking statements.

Forward-Looking Statements

This Form 10-Q contains "forward-looking statements," as that term is defined under the PSLRA, Section 27A of the Securities Act of 1933, as amended, and section 21E of the Exchange Act. Forward-looking statements include statements about the Company’s business, including, in particular, statements about the Company’s plans, strategies and objectives. You can generally identify forward-looking statements by the Company’s use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue” or other similar words. These statements include the Company’s plans and objectives for future operations, including plans and objectives relating to future growth and availability of funds, and are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to these statements involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to accurately predict and many of which are beyond the Company’s control. Although the Company believes the assumptions underlying the forward-looking statements, and the forward-looking statements themselves, are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that these forward-looking statements will prove to be accurate and the Company’s actual results, performance and achievements may be materially different from that expressed or implied by these forward-looking statements. The Company intends that all forward-looking statements be subject to the safe-harbor provisions of the PSLRA. In light of the significant uncertainties inherent in these forward-looking statements, the inclusion of this information should not be regarded as a representation by the Company or any other person that the Company’s objectives and plans, which the Company considers to be reasonable, will be achieved.

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

The foregoing list of factors is not exhaustive. Factors that could have a material adverse effect on the Company’s operations and future prospects are set forth under Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. The factors set forth in the Risk Factors section could cause the Company’s actual results to differ significantly from those contained in any forward-looking statement contained in this quarterly report.

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

As of May 8, 2025, the Company had sold 3,268,185 Class AX shares, 4,775 Class TX shares, 1,127,590 Class IX shares, 1,415,060 Class T shares, 555,646 Class D shares, 5,392 Class S shares, and 5,877,479 Class I shares of common stock in the Primary Offering and the primary portion of the Follow-on Offering, as well as 549,166 Class AX shares, 127,821 Class TX shares, 154,483 Class IX shares, 75,472 Class T shares, 36,273 Class D shares, 387 Class S shares, and 361,736 Class I shares in the DRP for aggregate net proceeds of $315,871,308 in the Initial Offering, the Follow-On Offering, and the Third Offering (collectively, the “Offerings”).

Prior to the commencement of the Follow-On Offering, the Company determined its net asset value as of the end of each quarter. Net Asset Value (“NAV”), as defined, is calculated consistent with the procedures set forth in the Company’s prospectus and excludes any organization and offering expenses paid by the Advisor on the Company’s behalf (other than selling commissions, dealer manager fees and distribution fees) (“O&O Costs”), with such costs to be reflected in the Company’s NAV to the extent the Company reimburses the Advisor for these costs. Upon commencement of the Follow-On Offering, the Company started determining its NAV on a monthly basis, beginning with the determination of NAV as of July 31, 2020. As of March 31, 2025, the Company’s NAV was $20.21 per Class AX share, Class IX share, Class I share, and Class I OP units, $20.19 per Class TX share, Class T share, and Class S share, $20.20 per Class D share, and $20.16 per Class T OP units. For further discussion of the Company’s NAV calculation, please see “—Net Asset Value”.

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

As of March 31, 2025, the Company had made the following investments:

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
•
An industrial dry/cold storage facility located in Columbus, OH (the “Fisher Road Property”).
•
A controlling interest of 96.46% in a multifamily property located in Conroe, TX (the “Longmire Property”) through a joint venture (the “Longmire JV”) with an unrelated third party.
•
A controlling interest of 10% in a Delaware Statutory Trust, (the “ON3 DST”), which owns an office tower located in Nutley, NJ (the “ON3 Property”).
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
•
A controlling interest in CF WAG MH (the "WAG MH"), which owns nine properties (individually, a "WAG MH Property" and collectively the "WAG MH Properties").
•
A commitment of $10,000,000 in Digital Bridge AI Infrastructure A, LP, a $500 million investment vehicle with commitments to four data center businesses across the U.S., Canada, and EMEA (the "Data Center"). As of March 31, 2025, $5,451,758 has been called for and funded to the investment in the Data Center.

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

Operating Highlights

First Quarter of 2025 Activity

•
Raised 182,531 shares of common stock in the Offerings for gross proceeds of approximately $4 million. Repurchased 452,035 shares of common stock in the Offerings for gross proceeds of approximately $9 million.
•
On January 1, 2025, the Operating Partnership issued 865,711 Class I OP Units in exchange for a controlling interest of 100% in the WAG MH Property.
•
On December 20, 2024, a commitment of $10 million was made by the Operating Partnership to invest in Digital Bridge AI Infrastructure A, LP, a $500 million investment vehicle with commitments to four data center businesses across the U.S., Canada, and EMEA. As of March 31, 2025, $5,451,758 has been called for and funded to the investment in the Data Center.
•
On March 12, 2025, the WAG Portfolio Loan was repaid through the refinancing and the transfer of the debt to the Credit Facility. The new loan draw from the Credit Facility totaled $20,249,111 and is governed by the terms and conditions specified in the Credit Facility Agreement.

Portfolio Information

As of March 31, 2025, the Company owned interests in 43 real properties and a plot of land as described below:

Portfolio	Ownership Percentage	Location	Number of Properties	Square Feet/ Acre	Remaining Lease Term(1)	Acquisition Date	Purchase Price(2)
Walgreens Grand Rapids ("GR Property")	100%	Grand Rapids, MI	1	14,552	12.3 years	July 2017	$7,936,508
CF Net Lease Portfolio IV DST ("Net Lease DST Properties")	0%	Various	7	103,537	11.7 years	September 2017	$35,706,642
Daimler Trucks North America Office Building ("FM Property")	100%	Fort Mill, SC	1	150,164	3.8 years	February 2018	$40,000,000
Alliance Data Systems Office Building ("CO Property")	100%	Columbus, OH	1	241,493	7.5 years	July 2018	$46,950,000
Hoya Optical Labs of America ("Lewisville Property")	100%	Lewisville, TX	1	89,473	3.3 years	November 2018	$14,120,000
Williams Sonoma Office Building ("SF Property")	75%	San Francisco, CA	1	13,907	0.0 years(4)	September 2019	$11,600,000
Martin Brower Industrial Buildings ("Buchanan Property")	100%	Phoenix, AZ	1	93,302	7.0 years	November 2019	$17,300,000
Multifamily Residential Property ("Keller Property")	5%	Carrolton, TX	1	255,627	multiple(3)	February 2021	$56,500,000
Multifamily Residential Property ("Summerfield Property")	100%	Landover, MD	1	452,876	multiple(3)	March 2021	$115,500,000
Amazon Last Mile Cleveland ("Madison Ave Property")	100%	Cleveland, OH	1	168,750	6.0 years	May 2021	$30,800,000
Valencia California ("Valencia Property")	10%	Santa Clarita, CA	1	180,415	10.8 years	July 2021	$92,000,000
De Anza Plaza Office Buildings ("De Anza Property")	100%	Cupertino, CA	1	83,959	6.3 years	July 2021	$63,750,000
Multifamily Residential Property ("Kacey Property")	10%	Kingwood, TX	1	296,991	multiple(3)	November 2021	$67,000,000
Multifamily Residential Property ("Industry Property")	10%	Columbus, OH	1	187,678	multiple(3)	December 2021	$81,000,000
Mars Petcare Dry/Cold Storage Facility ("Fisher Road Property")	100%	Columbus, OH	1	465,256	2.2 years	March 2022	$58,000,000
Multifamily Residential Property ("Longmire Property")	96.46%	Conroe, TX	1	231,720	multiple(3)	April 2022	$43,400,000
Office Tower ("ON3 Property")	10%	Nutley, NJ	1	332,818	13.8 years	April 2022	$131,667,000
Multifamily Residential Property ("West End Property")	10%	Lenexa, KS	1	299,813	multiple(3)	August 2022	$69,375,000
Multifamily Residential Property ("Palms Property")	10%	Houston, TX	1	222,672	multiple(3)	August 2022	$48,000,000
Land ("Mount Comfort Land")	100%	Greenfield, IN	0	1 - acre	11.0 years	October 2022	$445,000
Multifamily Residential Property ("Pearland Property")	5%	Pearland, TX	1	219,624	multiple(3)	June 2023	$40,500,000
CF WAG Portfolio DST ("WAG Portfolio Properties")	100%	Various	8	118,339	11.7 years	September 2024	$42,000,000
WAG MH Property ("WAG MH Properties")	100%	Various	9	140,635	11.7 years	January 2025	$50,130,000
(1)
Reflects number of years remaining until the tenant’s first termination option.
(2)
Reflects the contract purchase price at 100% ownership as opposed to adjusted for current ownership percentage as applicable.
(3)
Indicates individual tenant leases (with 1-year average lease term) for the multifamily residential properties.
(4)
The lease with William Sonoma expired on December 31, 2021. As of March 31, 2025, the SF Property is vacant.

As of March 31, 2025, lease expirations related to the Company’s net lease portfolio of real estate assets, (excluding the SF Property), based on each asset’s fair value used in determining the Company's NAV, were as follows:

•
2025 – 0.0%
•
2026 – 0.0%
•
2027 – 14.4%
•
2028 – 13.3%
•
2029 – 0.0%
•
2030 – 0.0%

•
2031 – 23.1%
•
2032 – 17.7%
•
2033 – 0.0%
•
2034 – 0.0%
•
After 2035 – 31.5%

As of March 31, 2025, the industry concentration of the Company’s portfolio of real estate assets, based on each asset’s fair value used in determining the Company's NAV, was as follows:

•
Multifamily – 34.4%
•
Single Tenant Office – 25.9%
•
Single Tenant Industrial – 21.3%
•
Single Tenant Necessity Retail – 17.0%
•
Single Tenant Life Sciences – 1.4%

As of March 31, 2025, the geographic concentration of the Company’s portfolio of real estate assets, based on each asset’s fair value used in determining the Company's NAV, was as follows:

•
Ohio – 23.5%
•
Maryland – 20.1%
•
Texas – 19.4%
•
California – 12.3%
•
Wisconsin – 7.2%
•
South Carolina – 5.7%
•
Arizona – 4.7%
•
Other – 7.1%

As of March 31, 2025, the investment type concentration of the Company’s portfolio of real estate assets, based on each asset’s fair value used in determining the Company's NAV, was as follows:

•
Common Equity – 100%

As of March 31, 2025, the maturity concentration of debt secured by the Company's portfolio of real estate assets (including the Company's credit facility, which makes up all debt maturing in 2025, and has a one-year extension option), based on principal balances and adjusted for ownership percentage, was as follows:

•
2025 – 30.3%
•
2026 – 11.1%
•
2027 – 0.0%
•
2028 – 7.2%
•
2029 – 0.0%
•
2030 – 3.0%
•
2031 – 30.2%
•
2032 – 17.8%
•
2033 – 0.4%
•
2034 – 0.0%
•
After 2035 – 0.0%

As of March 31, 2025, the weighted average lease term remaining of the Company’s portfolio of real estate assets (excluding multifamily and data center investments), based on each asset’s fair value used in determining the Company's NAV, was 7.3 years.

As of March 31, 2025, the weighted average occupancy of the Company’s portfolio of real estate assets, based on each asset’s fair value used in determining the Company's NAV, was 95.7%. For the Company's industrial, retail and office investments, occupancy includes all leased square footage as of the date indicated. For the Company's multifamily investments, occupancy is defined as the percentage of units occupied on the date indicated.

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

Results of Operations

Rental Revenues

For the three months ended March 31, 2025 and March 31, 2024, the Company earned rental revenues of $19,800,120 and $18,031,092, respectively.

The Company’s rental revenues consist primarily of rental income from triple net leased commercial properties and multifamily properties. The increase in rental revenues of $1,769,028 for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, was primarily due to the acquisition of rental income-producing properties, namely the WAG Portfolio Property and WAG MH Property.

Preferred Return Income

For the three months ended March 31, 2025, the Company did not earn preferred return income. For the three months ended March 31, 2024, the company earned preferred return income of $247,675.

The Company’s preferred return income consisted of preferred return accrued on the Company’s investment in preferred equity. The decrease in preferred return income of $247,675 for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, was due to the disposition of the Company's preferred equity investment.

Income from mezzanine loan investment

For the three months ended March 31, 2025, the Company did not earn income from mezzanine loan investment. For the three months ended March 31, 2024, the Company earned income from mezzanine loan investment of $264,058.

The Company’s income from mezzanine loan investment consisted of interest income accrued on the Company’s mezzanine loan investment. The decrease in income from mezzanine loan investment of $264,058, for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, was due to the disposition of the Company's mezzanine loan investment.

Other property operating revenues

For the three months ended March 31, 2025 and March 31, 2024, the Company earned other property operating revenues of $3,881,243 and $4,603,116, respectively.

Other property operating revenues consists of amounts received by the Company from the tenants of its properties for utilities and other amenities and for reimbursable expenses paid by the Company on behalf of the tenants in accordance with the provisions of the respective property leases. The decrease in other property operating revenues of $721,873 for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, was primarily due to the periods decrease in revenues from the income producing properties.

General and Administrative Expenses

For the three months ended March 31, 2025 and March 31, 2024, the Company incurred general and administrative expenses of $73,992 and $67,311, respectively.

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

The increase in general and administrative expenses of $6,681 during the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, was primarily due to an increase in a greater number of cash accounts incurring service charges and maintenance fees during such periods. As of March 31, 2025, the Advisor has incurred, on behalf of the Company, a total of $19,029,264 in Unreimbursed Operating Expenses, including a total of $1,112,258 for the three months ended March 31, 2025, compared to $1,413,788 for the three months ended March 31, 2024, for which the Advisor has not invoiced the Company for reimbursement.

Depreciation and Amortization

For the three months ended March 31, 2025 and March 31, 2024, the Company incurred depreciation and amortization of $8,930,713 and $8,898,000, respectively.

The increase in depreciation and amortization expenses of $32,713 for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, was primarily due to the acquisition of the WAG Portfolio Property and WAG MH Property.

Management Fees

For the three months ended March 31, 2025 and March 31, 2024, the Company incurred management fees of $1,513,521 and $1,658,526, respectively.

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

The decrease in management fees of $145,005 for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, was due to a decrease in net fundraising in combination with a decrease in net valuation of the Company's investment portfolio.

Property Operating Expenses

For the three months ended March 31, 2025 and March 31, 2024, the Company incurred property operating expenses of $7,104,186 and $8,982,616, respectively.

The property operating expenses consist of reimbursable expenses paid by the Company on behalf of its tenants in accordance with the provisions of the respective property leases and operating expenses incurred in maintaining and operating the multifamily properties. The decrease in property operating expenses of $1,878,430 for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, was primarily due to refunds of certain expenses at the multifamily properties during such periods.

Income from Investments in Real Estate-Related Assets

Income from investments in real estate assets is earned on the Company's investment in the Station DST. For the three months ended March 31, 2025 and March 31, 2024, the Company earned income from investments in real estate-related assets of $24,424 and $37,276, respectively.

The decrease in income from investments in real estate-related assets of $12,852 during the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, was due to the Company's share of income earned at Station DST.

Interest Income

For the three months ended March 31, 2025 and March 31, 2024, the Company earned interest income of $280,733 and $253,824, respectively.

Interest income is composed of interest earned on interest bearing cash deposit accounts with banking institutions.

The increase in interest income of $26,909 during the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, was primarily due to an increase in the cash held by the Company in interest bearing deposit accounts.

Net Gain from Investment in Debt Securities, at Fair Value

For the three months ended March 31, 2025, the Company incurred no gain or loss from investment in debt securities. For the three months ended March 31, 2024, the Company incurred a net gain of $1,415,301 from investment in debt securities.

The Company's net gain from investment in debt securities consists of interest income, unrealized loss, and realized gain on the Company's investment in Commercial Mortgage-Backed Securities ("CMBS"). The decrease in net gain from investment in debt securities of $1,415,301 for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, was primarily due to the sale of the Company's investment in CMBS.

Loss on Extinguishment of Debt

For the three months ended March 31, 2025, the Company incurred a loss on extinguishment of debt of $333,574. For the three months ended March 31, 2024, the Company did not incur any loss or gain on extinguishment of debt.

The Company's loss on extinguishment of debt was due to the refinancing of the WAG Portfolio Property loan. The loss on extinguishment of debt consists of unamortized debt issuance costs, prepayment fees and miscellaneous fees paid to the original lender.

Other Income

For the three months ended March 31, 2025, the Company earned other income of $130,000. For the three months ended March 31, 2024, the Company did not earn any other income.

The Company's increase in other income was primarily due to the acquisition of the WAG MH Property.

Interest Expense

For the three months ended March 31, 2025 and March 31, 2024, the Company incurred interest expense of $6,845,731 and $6,543,732, respectively.

Interest expense is composed of interest paid and accrued on the Company’s outstanding loans payable, and also includes amortization of deferred financing costs and gains from the interest rate cap.

The increase in interest expense of $301,999 during the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, was due to the increase of the advances on the Credit Facility and increase SOFR rate, as well as the increased debt associated with the acquisition of WAG MH Property, netted against the gains from the interest rate cap.

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

The following table presents a reconciliation of FFO to net income (loss):

Three months ended March 31, 2025
Net income (loss)	$(685,197)
Net income (loss) attributable to non-controlling interest	236,661
Net income (loss) attributable to common stockholders	$(448,536)
Adjustments:
Real estate depreciation and amortization	8,930,713
Proportionate share of adjustments from non-controlling interests	(4,986,596)
Funds from Operations	$3,495,581

The following table presents a reconciliation of FFO to MFFO:

Three months ended March 31, 2025
Funds from Operations	$3,495,581
Adjustments:
Amortization of above-market lease intangibles	54,860
Amortization of below-market lease intangibles	(489,003)
Straight-line rent	(425,015)
Fair value adjustments on derivatives not deemed hedges	74,680
Loss on extinguishment of debt	333,573
Proportionate share of adjustments from non-controlling interests	29,039
Modified Funds from Operations	$3,073,715

Net Asset Value

On April 15, 2025, the Company’s board of directors approved an estimated NAV as of March 31, 2025 of $20.21 per Class AX, Class IX, Class I shares and Class I OP units, $20.20 for Class D shares, $20.19 for Class TX, Class T and Class S shares, and $20.16 for Class T OP units. The calculation of the Company’s estimated NAV was performed by Robert A. Stanger & Co., Inc. (“Stanger”), its independent valuation firm, in accordance with the procedures described in the “Net Asset Value Calculation and Valuation Procedures” section of the Company’s prospectus and under the oversight of the Company’s board of directors. Although the independent valuation firm performs the calculation of the Company’s estimated NAV, the Company’s board of directors is solely responsible for the determination of the Company’s estimated NAV.

Estimated NAV

The determination of NAV involves a number of assumptions and judgments, including estimates of the Advisor’s interest in disposition proceeds (if any). These assumptions and judgments may prove to be inaccurate. There can be no assurance that a stockholder would realize the mostly recently determined NAV per share if the Company were to liquidate or engage in another type of liquidity event today. In particular, the Company’s March 31, 2025 NAV is based on appraisals of the fair market value of certain of the Company’s real estate property investments which precede March 31, 2025 and, while the Company believes no material change has occurred in the value of these real estate property investments between the appraised value dates and March 31, 2025, Stanger has assumed no material change in property value has occurred since the appraisal date for those Appraised Properties with an appraised value date that preceded March 31, 2025. Furthermore, the Company’s March 31, 2025 NAV does not consider fees or expenses that may be incurred in providing a liquidity event, including reimbursement of amounts to the Advisor for O&O Costs and any operating expenses that have not been invoiced by the Advisor in accordance with the terms of the Amended Advisory Agreement. The Company believes the methodology of determining the Company’s NAV conforms to the Institute for Portfolio Alternative’s Practice Guideline for Valuations of Publicly Registered Non-Listed REITs (April 2013) and is prepared in accordance with the procedure described in the “Net Asset Value Calculation and Valuation Procedures” section of the Company’s prospectus. In addition, the Company’s board of directors periodically reviews the Company’s NAV policies and procedures.

The NAV for each class of shares is based on the value of the Company’s assets and the deduction of any liabilities, and any distribution fees applicable to such class of shares.

The following table provides a breakdown of the major components of the Company’s NAV pursuant to the Company’s valuation guidelines:

Components of NAV	March 31, 2025
Investment in real estate	$1,089,900,000
Investments in real estate-related assets	9,609,593
Investment in infrastructure fund, at fair value	5,451,758
Cash and cash equivalents and restricted cash	32,860,013
Other assets	12,800,650
Debt obligations (at Fair Market Value)	(542,307,664)
Due to related parties(1)	(17,268,235)
Accounts payable and other liabilities	(18,187,602)
Accrued performance participation allocation	—
Distribution fee payable the following month(2)	(47,815)
Non-controlling interests in subsidiaries	(262,968,289)
Sponsor Support repayment / special unit holder interest in liquidation	—
Net Asset Value	$309,842,409
Number of outstanding shares and OP units(3)	15,336,072

Note: (1) Excluding the full distribution fee liability of $47,710. Distribution fee only relates to Class TX, Class T, Class D and Class S shares of common stock and Class T OP units.

(2) The distribution fee that is payable as of March 31, 2025 related to Class TX, Class T, Class D, Class S shares, and Class T OP units (is shown in the table below).

(3) Includes Class AX, Class TX, Class IX, Class T, Class I, Class S shares of common stock, and Class I OP and Class T OP units issued in connection with the exercise of fair market value option of the WAG Portfolio Property, the Summerfield Property, and WAG MH Property.

Due to rounding, numbers presented throughout this section may not add up precisely to the totals provided and percentages may not precisely reflect the absolute figures.

NAV Per Share	Class AX, IX & I Shares	Class TX Shares	Class T Shares	Class D Shares	Class S Shares	Class I OP Units	Class T OP Units	Total
Total gross assets at Fair Value	$777,193,955	$458,942	$106,386,870	$41,635,575	$403,570	$182,352,851	$42,190,251	$1,150,622,014
Distribution fees due and payable	—	(105)	(20,999)	(2,438)	(79)	—	(24,194)	(47,815)
Debt obligations (at Fair Market Value)	(366,304,688)	(216,307)	(50,141,936)	(19,623,553)	(190,210)	(85,945,990)	(19,884,980)	(542,307,664)
Due to related parties	(11,663,924)	(6,888)	(1,596,626)	(624,856)	(6,057)	(2,736,704)	(633,180)	(17,268,235)
Accounts payable and other liabilities	(12,284,914)	(7,255)	(1,681,632)	(658,125)	(6,379)	(2,882,407)	(666,890)	(18,187,602)
Accrued performance participation allocation	—	—	—	—	—	—	—	—
Non-controlling interests in subsidiaries	(177,623,375)	(104,888)	(24,314,130)	(9,515,580)	(92,234)	(41,675,734)	(9,642,348)	(262,968,289)
Quarterly NAV	$209,317,054	$123,499	$28,631,547	$11,211,023	$108,611	$49,112,016	$11,338,659	$309,842,409
Number of outstanding shares/units	10,358,834	6,117	1,417,978	554,940	5,379	2,430,491	562,333	15,336,072
NAV per share/unit	$20.21	$20.19	$20.19	$20.20	$20.19	$20.21	$20.16

The following table reconciles stockholders’ equity per the Company’s unaudited consolidated balance sheet to the Company’s NAV:

Reconciliation of Stockholders’ Equity to NAV	March 31, 2025
Stockholders’ equity under U.S. GAAP	$510,702,455
Adjustments:
Unrealized depreciation of real estate	(86,033,075)
Unrealized appreciation of real estate-related assets	4,074,011
Acquisition costs	(8,780,913)
Deferred financing costs, net	(5,050,703)
Accrued distribution fee(1)	(105)
Accumulated depreciation and amortization	132,828,641
Fair value adjustment of debt obligations	45,920,848
Deferred rent receivable	(13,803,550)
Derivative assets, at fair value	(7,046,911)
Non-controlling interests in subsidiaries	(262,968,289)
NAV	$309,842,409

Note: (1) Accrued distribution fee only relates to Class TX, Class T, Class D and Class S shares of common stock and Class T OP units.

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

Accrued distribution fee

Accrued distribution fee represents the accrual for the full cost of the distribution fee for Class TX, Class T, Class D and Class S shares, and Class T OP units. Under U.S. GAAP, the Company accrues the full cost of the distribution fee as an offering cost at the time it sells the Class TX, Class T, Class D and Class S shares, and Class T OP units. For purposes of NAV, the Company recognizes the distribution fees as a reduction of NAV on a monthly basis as such fees are due.

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

The valuations of the Company's real properties as of March 31, 2025 were provided by Stanger or third-party appraisal firms in accordance with the Company's procedures. Certain key assumptions that were used by Stanger or third-party appraisal firms in the discounted cash flow analysis are set forth in the following table based on weighted-averages by property type at ownership interest.

March 31, 2025
	Single Tenant Office	Single Tenant Industrial	Multifamily	Single Tenant Life Sciences	Weighted-Average Basis
Exit Capitalization Rate	6.5%	6.2%	5.7%	6.0%	6.2%
Residual Discount Rate	7.6%	7.3%	7.0%	6.8%	7.3%
Average Holding Period (Yrs)	8.6	7.9	10.0	12.0	8.7

A change in the exit capitalization and discount rates used would impact the calculation of the value of the Company's real property. For example, assuming all other factors remain constant, the changes listed below would result in the following effects on the value of the Company's real properties.

	Hypothetical Change	Single Tenant Office	Single Tenant Industrial	Multifamily	Single Tenant Life Sciences	Weighted-Average Values
Exit Capitalization Rate	0.25% Increase	-2.5%	-2.8%	-2.5%	-2.1%	-2.6%
	0.25% Decrease	2.7%	3.0%	2.8%	2.3%	2.8%
Discount Rates	0.25% Increase	-1.6%	-1.5%	-1.9%	-2.0%	-1.6%
	0.25% Decrease	1.6%	1.6%	1.9%	2.1%	1.7%

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

If the Company is unable to raise substantial funds in its public offerings, it will make fewer investments resulting in less diversification in terms of the type, number and size of investments it makes and the value of an investment in the Company will fluctuate with the performance of the limited assets it acquires. Further, the Company will have certain fixed operating expenses, including certain expenses as a public company and a REIT, regardless of whether it is able to raise substantial funds in the offerings. The Company’s inability to raise substantial funds would increase its fixed operating expenses as a percentage of gross income, reducing its net income and limiting its ability to make distributions. As of March 31, 2025, the Company has raised gross proceeds of $487,597,854 in the Offerings.

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

As of March 31, 2025, the Company’s debt to tangible assets ratio was 54%. See Note 8 – Loans Payable of the Company’s outstanding debt arrangement as of March 31, 2025.

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

Cash Flows

The following table provides a breakdown of the net change in the Company’s cash and cash equivalents and restricted cash:

Three months ended March 31, 2025
Cash flows from operating activities	$8,652,431
Cash flows from investing activities	(6,340,893)
Cash flows from financing activities	(14,116,948)
Decrease in cash and cash equivalents and restricted cash	$(11,805,410)

Operating Activities

During the three months ended March 31, 2025, net cash provided by operating activities was $8,652,431, compared to $4,759,909 net cash provided by operating activities for the three months ended March 31, 2024. The change was primarily driven by routine operational activity, including a reduction in cash outflows during the period and an increase in accounts payable and accrued expenses. (see “—Results of Operations”).

Investing Activities

During the three months ended March 31, 2025, net cash used in investing activities was $6,340,893, compared to $3,240,932 net cash provided by investing activities for the three months ended March 31, 2024. The change was primarily due to a decrease of $4,274,997 in proceeds from sale of investment in debt securities, and an increase of $5,451,758 in purchase of interest in infrastructure fund.

Financing Activities

During the three months ended March 31, 2025, net cash used in financing activities was $14,116,948, compared to $10,672,364 net cash used in financing activities for the three months ended March 31, 2024. The change was primarily due to a net increase in paydowns of borrowings under credit facility of $7,469,268, a decrease in proceeds from common stock issued of $2,676,199, a decrease in distributions of $690,303, a decrease in payments from redemptions of common stock of $6,874,816, an increase in distributions to and redemption of non-controlling interest of $718,825, a decrease in non-controlling interest contribution of $100,000, an increase of $291,505 in syndicated ownership interest offset by an increase of $336,916 in deferred financing costs.

Distributions

The Company’s board of directors has authorized, and the Company has declared, distributions for the period September 1, 2020 through May 1, 2025 in an amount equal to $0.004234973 per day (or approximately $1.55 on an annual basis) per each share of common stock and OP unit, less, for holders of certain classes of shares, the distribution fees that are payable with respect to such shares as further described in the applicable prospectus. The distributions are payable by the 5th business day following each month end to stockholders of record at the close of business each day during the prior month.

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

The following table summarizes the Company’s distributions declared during the three months ended March 31, 2025 and March 31, 2024:

	Three months ended March 31, 2025		Three months ended March 31, 2024
	Amount	Percent	Amount	Percent
Distributions
Paid in cash	$2,202,110	47%	$2,722,777	60%
Payable	1,627,160	34%	1,854,574	16%
Reinvested in shares	924,778	19%	1,004,939	24%
Total distributions	$4,754,048	100%	$5,582,290	100%
Sources of Distributions:
Operating cash flows	$4,754,048	100%	$4,759,909	85%
Indebtedness	—	0%	822,381	15%
Offering proceeds	—	0%	—	0%
Total sources of distributions	$4,754,048	100%	$5,582,290	100%

During the three months ended March 31, 2025 the Company declared $4,754,048, of distributions to its shareholders (including those reinvested in shares pursuant to the DRP), compared to the Company’s total aggregate MFFO of $3,073,715, for the three months ended March 31, 2025, and the Company’s total aggregate net loss of $685,197 for such period.

During the three months ended March 31, 2024, the Company declared $5,582,290, of distributions to its shareholders (including those reinvested in shares pursuant to the DRP), compared to the Company’s total aggregate MFFO of $2,733,603, for the three months ended March 31, 2024, and the Company’s total aggregate net loss of $1,297,843 for such period.

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

Reimbursement of Organization and Offering Costs

The Advisor has agreed to pay, on behalf of the Company, all O&O Costs through the first anniversary of the date on which the Company satisfied the Minimum Offering Requirement, which was May 18, 2018 (“Escrow Break Anniversary”). The Company was not required to reimburse the Advisor for payment of the O&O Costs prior to the Escrow Break Anniversary. After the Escrow Break Anniversary, the Advisor, in its sole discretion, may pay some or all of the additional O&O Costs incurred, but is not required to do so. To the extent the Advisor pays such additional O&O Costs, the Company is obligated to reimburse the Advisor subject to the 1% Cap. Following the Escrow Break Anniversary, the Company began reimbursing the Advisor for payment of the O&O Costs on a monthly basis, which will continue through the period ended May 18, 2021; provided, however, that the Company will not be obligated to pay any amounts that as a result of such payment would cause the aggregate payments for O&O Costs (less selling commissions, dealer manager fees and distribution fees) paid to the Advisor to exceed the 1% Cap as of such payment date. Any amounts not reimbursed in any period are included in determining any reimbursement for a subsequent period. As of March 31, 2025, the Advisor has continued to pay all O&O Costs on behalf of the Company.

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

The Company evaluates all of its investments in real estate-related assets to determine if they are VIEs utilizing judgments and estimates that are inherently subjective. If different judgments or estimates were used for these evaluations, it could result in differing conclusions as to whether or not an entity is a VIE and whether or not to consolidate such entity. As of March 31, 2025, the Company concluded that it had investments in VIEs, and because the Company was deemed the primary beneficiary it consolidated such entities, as described in “Note 11 — Variable Interest Entities” in its accompanying unaudited consolidated financial statements included in Item 1. “Financial Statements (Unaudited) and Supplementary Data.”

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

Contractual Obligations

The following table presents the future principal payment due under the Company’s FM Loan, CO Loan, DST Loan, Buchanan Loan, Keller Loan, Valencia Loan, Kacey Loan, Industry Loan, ON3 Loan, West End Loan, Palms Loan, Pearland Loan, WAG MH Loan, and Credit Facility agreements as of March 31, 2025, which represents the Company’s aggregate contractual obligations and commitments with payments due subsequent to March 31, 2025.

Year	Amount
2025 (remaining)	88,655,176
2026	55,077,086
2027	—
2028	47,550,000
2029	9,600,000
Thereafter	387,346,250
Total	$588,228,512

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

The market risk associated with financial instruments and derivative financial instruments is the risk of loss from adverse changes in market prices or interest rates. The Company’s interest rate risk management objectives are to limit the impact of interest rate changes in earnings and cash flows and to manage overall borrowing costs. To achieve these objectives, from time to time, the Company may enter into interest rate hedge contracts such as swaps, collars and treasury lock agreements in order to mitigate interest rate risk with respect to various debt instruments. The Company would not hold or issue these derivative contracts for trading or speculative purposes. As of March 31, 2025, there are no such hedging contracts outstanding. The Company does not have any foreign operations and thus is not exposed to foreign currency fluctuations.

Interest Rate Risk

As of March 31, 2025, the Company had $444 million fixed rate debt and $144 million of floating rate debt. The Company uses derivative financial instruments to limit the exposure to interest rate changes associated with its borrowings. The use of derivative financial instruments carries certain risks, including the risk that the counterparties to these contractual arrangements are not able to perform under the agreements. To mitigate this risk, the Company only enters into derivative financial instruments with counterparties with high credit ratings and with major financial institutions with which the Company and its related parties may also have other financial relationships. The Company does not anticipate that any of the counterparties will fail to meet their obligations. (For further detail refer to Note 8 – Loans Payable).

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

As of March 31, 2025, lease expirations related to the Company’s net lease portfolio of real estate assets (excluding the SF Property), based on each asset’s fair value used in determining the Company's NAV, were as follows:

•
2025 – 0.0%
•
2026 – 0.0%
•
2027 – 14.4%
•
2028 – 13.3%
•
2029 – 0.0%
•
2030 – 0.0%
•
2031 – 23.1%
•
2032 – 17.7%
•
2033 – 0.0%
•
2034 – 0.0%
•
After 2035 – 31.5%

As of March 31, 2025, the industry concentration of the Company’s portfolio of real estate assets, based on each asset’s fair value used in determining the Company's NAV, was as follows:

•
Multifamily – 34.4%
•
Single Tenant Office – 25.9%
•
Single Tenant Industrial – 21.3%
•
Single Tenant Necessity Retail – 17.0%
•
Single Tenant Life Sciences – 1.4%

As of March 31, 2025, the geographic concentration of the Company’s portfolio of real estate assets, based on each asset’s fair value used in determining the Company's NAV, was as follows:

•
Ohio – 23.5%
•
Maryland – 20.1%
•
Texas – 19.4%
•
California – 12.3%
•
Wisconsin – 7.2%
•
South Carolina – 5.7%
•
Arizona – 4.7%
•
Other – 7.1%

As of March 31, 2025, the investment type concentration of the Company’s portfolio of real estate assets, based on each asset’s fair value used in determining the Company's NAV, was as follows:

•
Common Equity – 100%

As of March 31, 2025, the maturity concentration of debt secured by the Company's portfolio of real estate assets (including the Company's credit facility, which makes up all debt maturing in 2025, and has a one-year extension option), based on principal balances and adjusted for ownership percentage, was as follows:

•
2025 – 30.3%
•
2026 – 11.1%
•
2027 – 0.0%
•
2028 – 7.2%
•
2029 – 0.0%
•
2030 – 3.0%
•
2031 – 30.2%
•
2032 – 17.8%
•
2033 – 0.4%
•
2034 – 0.0%
•
After 2035 – 0.0%

As of March 31, 2025, the weighted average lease term remaining of the Company’s portfolio of real estate assets (excluding multifamily and data center investments), based on each asset’s fair value used in determining the Company's NAV, was 7.3 years.

As of March 31, 2025, the weighted average occupancy of the Company’s portfolio of real estate assets, based on each asset’s fair value used in determining the Company's NAV, was 95.7%. For the Company's industrial, retail and office investments, occupancy includes all leased square footage as of the date indicated. For the Company's multifamily investments, occupancy is defined as the percentage of units occupied on the date indicated.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q was made under the supervision and with the participation of the Company’s management, including its Chief Executive Officer ("CEO") and Chief Financial Officer (“CFO”). Based upon this evaluation, the CEO and CFO have concluded that the disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by SEC rules and forms and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is accumulated and communicated to the Company’s management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business. As of March 31, 2025, the Company was not involved in any material legal proceedings.

Item 1A. Risk Factors.

The Company has disclosed in Part 1. Item 1A. – “Risk Factors” in its Annual Report on Form 10-K for the year ended December 31, 2024 (File No. 333-214130), filed with the SEC, risk factors which materially affect its business, financial condition or results of operations. There have been no material changes from the risk factors previously disclosed, except as noted below. You should carefully consider the risk factors set forth in the Annual Report on Form 10-K for the year ended December 31, 2024 and the other information set forth elsewhere in this Quarterly Report on Form 10-Q. You should be aware that these risk factors and other information may not describe every risk facing the Company. Additional risks and uncertainties not currently known to the Company or that management currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

If the Company raises substantial proceeds from the Offerings in a short period of time, the Company may not be able to invest all of the Company’s Follow-On Offering proceeds promptly, which may cause the Company’s distributions and the Company’s stockholders’ investment returns to be lower than they otherwise would be.

The more shares the Company sells in the Company’s Offerings, the greater the Company’s challenge will be to invest all of the proceeds. The large size of the Company's Offerings increases the risk of delays in investing the Company’s net proceeds promptly and on attractive terms. Pending investment, the net proceeds of the Offerings may be invested in permitted temporary investments, which include short-term United States government securities, bank certificates of deposit and other short-term liquid investments. The rate of return on these investments, which affects the amount of cash available to make distributions to stockholders, has fluctuated in recent years and most likely will be less than the return obtainable from the type of investments in the real estate industry the Company seeks to acquire or originate. Therefore, delays the Company encounters in the selection, due diligence and acquisition or origination of investments would likely limit the Company’s ability to pay distributions to the Company’s stockholders and lower their overall returns. In addition, cash and cash equivalents may potentially subject the Company to concentration of risk and at times, balances with any one financial institution may exceed the Federal Deposit Insurance Corporation insurance limits. As of March 31, 2025, the Company had approximately $23.3 million of unrestricted cash and cash equivalents.

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

If the Company pays distributions from sources other than the Company’s cash flow from operations, the Company will have less cash available for investments, the Company may have to reduce the Company’s distribution rate, the Company’s net asset value may be negatively impacted and the Company’s stockholders overall return may be reduced. As of March 31, 2025, the Company has declared cumulative distributions of $100,049,970, of which 15% of the Company’s cash distributions were paid using sources other than the cash flow from operations, including borrowings and proceeds from the Offerings. For the three months ended March 31, 2025, 100% of the Company's cash distributions were paid using sources from the Company's cash flow from operations (see “—Distributions”).

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

The Company’s Amended Advisory Agreement provides that any operating expenses which have not been invoiced by the Advisor will not become the Company’s obligations. Without these provisions in the Company’s Amended Advisory Agreement, such operating expenses, if invoiced, would likely be recorded as liabilities of the Company, which, in turn, would likely have a negative effect on the Company’s NAV per share. The Company’s Amended Advisory Agreement provides that the Advisor will not invoice the Company for any reimbursement if the impact of such would result in the incurrence of an obligation in an amount that would result in the Company’s NAV per share for any class of shares to be less than $25.00. The Company may, however, incur and record an obligation to reimburse the Advisor, even if it would result in the Company’s NAV per share for any class of shares for such quarter to be less than $25.00, if the Company’s board of directors determines that the reasons for the decrease of the Company’s NAV per share below $25.00 were unrelated to the Company’s obligation to reimburse the Advisor for operating expenses. The Company’s Amended Advisory Agreement also provides that the Advisor may be reimbursed for previously unbilled operating expenses for prior periods in any subsequent quarter, subject to certain limitations, including the limitation related to the NAV per share of $25.00 referenced above and the 2%/25% Guidelines. The incurrence of previously unbilled operating expenses likely will have a negative effect on the Company’s NAV per share. As of March 31, 2025, the Advisor has incurred $19,029,264 of Unreimbursed Operating Expenses, including $1,112,258 of Unreimbursed Operating Expenses incurred during the three months ended March 31, 2025 that have not been invoiced to the Company.

Trade policies, tariffs and related government actions may cause a decline in economic activity and have a material adverse impact on our business.

The U.S. government has recently indicated its intent to alter its approach to international trade policy and in some cases to renegotiate, or potentially terminate, certain existing bilateral or multi-lateral trade agreements and treaties with foreign countries, and has made proposals and taken actions related thereto. Most recently, the United States has imposed or sought to impose significant increases to tariffs on foreign goods imported into the United States, including from China, Canada and Mexico, such as steel and aluminum. In response to such actions, some foreign governments, including China, have instituted retaliatory tariffs on certain U.S. goods. Further governmental actions related to the imposition of tariffs or other trade barriers by the United States or foreign countries or changes to international trade agreements or policies, or uncertainty related to any such actions, could further increase costs, decrease margins, reduce the competitiveness of products and services offered by our current and future tenants and adversely affect the revenues and profitability of our tenants whose businesses rely on goods imported from such impacted jurisdictions. Such action, changes or uncertainty could also increase the costs and decrease margins on our development or expansion projects. Any of these impacts could depress economic activity and have a material adverse effect on the businesses of our current and future tenants as well as on our business, financial condition and results of operations.

Current legislative uncertainty and discourse could cause significant economic impact on markets, including the availability and access to capital markets and other funding sources, adverse changes in real estate values and increased interest rates. Such impacts could have a material adverse effect on our business, financial condition, results from operation and growth prospects.

To control the rate of inflation, the Board of Governors of the U.S. Federal Reserve raised its benchmark federal funds rate from nearly zero in March 2022 to a range between 4.25% and 4.50% as of December 31, 2024. Although there are expectations that the U.S. Federal Reserve will be reducing the federal funds rate in 2025, these expectations might not materialize. An increase in the federal funds effective rate could cause an increase in rates related to lending for commercial real estate, which could have a material adverse effect on our business, including our ability to pay distributions. Further, the outcome of congressional and other elections creates uncertainty with respect to legal, tax and regulatory regimes in which we operate. These changes could result in sweeping reform in many laws and regulations, including without limitation, those relating to taxes and small business aid. In addition, political discourse continues to be abrasive and an inability of the legislative and executive branches to engage in bipartisan politics may lead to instability on legislative, economic and social matters. These factors could have significant economic impacts on the markets, including without limitation, the stability, availability and access to capital markets and other funding sources, reduced real estate values and increases to interest rates. Such impacts could have a material adverse effect on our business, financial condition, results from operation and growth prospects.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

During the three months ended March 31, 2025, the Company did not complete any sales of unregistered securities.

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

The table below summarizes the repurchase activity for the three months ended March 31, 2025:

For the Month Ended	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Redeemed as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Redeemed Under the Plans or Programs(1)
January 31, 2025	125,941	20.70	125,941	—
February 28, 2025	129,606	20.60	129,606	—
March 31, 2025	196,488	20.32	196,488	—
Total	452,035	$20.51	452,035	—

Note: (1) The Company limits the number of shares that may be redeemed per calendar month and per calendar year under the program as described above.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the quarter ended March 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

Item 6. Exhibits.

The exhibits listed below are included, or incorporated by reference, in this Quarterly Report on Form 10-Q.

EXHIBITS INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 (and are numbered in accordance with Item 601 of Regulation S-K).

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

The following materials from Cantor Fitzgerald Income Trust, Inc.’s Quarterly Report on Form 10-Q for the three months ended March 31, 2025 are formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Changes in Equity; (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

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

Dated: May 15, 2025