Form 10-Q
period 2025-09-30
Cantor Fitzgerald Income Trust, Inc.
filed 2025-11-14
CIK 1666244

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 7, 2025, the registrant had 3,146,251 Class AX Shares, 1,034,068 Class IX Shares, 4,901 Class TX Shares, 5,447,542 Class I Shares, 1,310,543 Class T Shares, 479,585 Class D Shares and 5,429 Class S Shares of $0.01 par value common stock outstanding.

CANTOR FITZGERALD INCOME TRUST, INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

CANTOR FITZGERALD INCOME TRUST, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2025	December 31, 2024
Assets
Investment in real estate, net of accumulated depreciation of $107,998,013 and $88,012,426, respectively	$982,166,464	$955,084,021
Cash and cash equivalents	29,678,611	36,133,516
Restricted cash	6,243,961	8,531,907
Investments in real estate-related assets	5,361,049	5,614,394
Investment in infrastructure fund, at fair value	8,523,080	—
Intangible assets, net of accumulated amortization of $51,240,358 and $44,199,666 respectively	69,484,052	71,715,051
Operating lease right-of-use asset	16,139,097	16,207,976
Derivative assets, at fair value	5,901,528	8,472,572
Prepaid expenses and other assets	12,748,555	10,895,573
Deferred rent receivable	14,583,281	13,393,162
Total assets	$1,150,829,678	$1,126,048,172
Liabilities and Equity
Liabilities
Loans payable, net of deferred financing costs of $5,432,209 and $5,001,576, respectively	$606,241,526	$549,780,728
Intangible liabilities, net of accumulated amortization of $9,367,129 and $7,880,021, respectively	15,819,184	17,306,291
Operating lease liability	16,139,097	16,207,976
Distributions payable	1,869,843	1,935,518
Restricted reserves	10,788,844	11,808,310
Due to related parties	16,904,456	12,864,461
Deferred revenue	1,792,360	2,007,940
Accrued interest payable	1,862,935	1,868,146
Accounts payable and accrued expenses	2,972,012	2,474,903
Total liabilities	$674,390,257	$616,254,273
Commitments and contingencies (Note 13)
Stockholders' equity
Controlling interest
Preferred stock, $0.01 par value per share, 50,000,000 shares authorized, and 0 issued and outstanding at each September 30, 2025 and December 31, 2024	—	—
Class AX common stock, $0.01 par value per share, 10,000,000 shares authorized, and 3,172,898 and 3,534,113 issued and outstanding at September 30, 2025 and December 31, 2024, respectively	31,729	35,341
Class TX common stock, $0.01 par value per share, 5,000,000 shares authorized, and 4,851 and 6,067 issued and outstanding at September 30, 2025 and December 31, 2024, respectively	49	61
Class IX common stock, $0.01 par value per share, 5,000,000 shares authorized, and 1,045,329 and 1,129,756 issued and outstanding at September 30, 2025 and December 31, 2024, respectively	10,453	11,297
Class T common stock, $0.01 par value per share, 100,000,000 shares authorized, and 1,328,153 and 1,437,326 issued and outstanding at September 30, 2025 and December 31, 2024, respectively	13,282	14,373
Class S common stock, $0.01 par value per share, 20,000,000 shares authorized, and 5,415 issued and 7,009 outstanding at each September 30, 2025 and December 31, 2024, respectively	54	71
Class D common stock, $0.01 par value per share, 60,000,000 shares authorized, and 517,822 issued and 562,589 outstanding at each September 30, 2025 and December 31, 2024, respectively	5,179	5,626
Class I common stock, $0.01 par value per share, 200,000,000 shares authorized, and 5,557,130 and 5,935,802 issued and outstanding at September 30, 2025 and December 31, 2024, respectively	55,570	59,358
Additional paid-in capital	321,988,007	341,284,670
Retained earnings/accumulated deficit and cumulative distributions	(133,083,692)	(115,660,304)
Accumulated other comprehensive income/(loss)	492,570	748,843
Total controlling interest	189,513,201	226,499,336
Non-controlling interests in subsidiaries	286,926,220	283,294,563
Total stockholders' equity	476,439,421	509,793,899
Total liabilities and stockholders' equity	$1,150,829,678	$1,126,048,172

See accompanying notes to consolidated financial statements

CANTOR FITZGERALD INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2025	2024	2025	2024
Revenues:
Rental revenues	$19,882,921	$18,285,026	$59,517,396	$54,400,509
Preferred return income	—	250,397	—	745,748
Income from mezzanine loan investment	—	267,153	—	795,461
Other property operating revenues	4,529,990	4,640,016	13,546,942	16,425,778
Total revenues	24,412,911	23,442,592	73,064,338	72,367,496
Operating expenses:
General and administrative expenses	328,274	67,836	476,805	198,387
Depreciation and amortization	8,960,890	8,426,722	26,841,552	25,828,069
Management fees	1,511,959	1,478,762	4,571,793	4,708,962
Property operating expenses	9,186,674	8,979,967	26,321,052	29,400,734
Total operating expenses	19,987,797	18,953,287	58,211,202	60,136,152
Other income (expense):
Income from investments in real estate-related assets	32,430	26,852	41,669	107,409
Interest income	224,509	261,490	722,987	784,682
Net gain from investment in debt securities, at fair value	—	—	—	1,340,614
Gain from investment in infrastructure fund, at fair value	433,755	—	380,292	—
Loss on extinguishment of debt	—	(533,904)	(333,574)	(533,904)
Other income	200,616	216,572	330,616	216,572
Interest expense	(7,463,751)	(7,326,613)	(21,575,378)	(20,637,249)
Total other income (expense)	(6,572,441)	(7,355,603)	(20,433,388)	(18,721,876)
Net income (loss)	$(2,147,327)	$(2,866,298)	$(5,580,252)	$(6,490,532)
Net income (loss) attributable to non-controlling interest	(961,357)	(536,179)	(2,225,458)	(2,123,357)
Net income (loss) attributable to common stockholders	$(1,185,970)	$(2,330,119)	$(3,354,794)	$(4,367,175)
Weighted average shares outstanding	11,960,036	13,468,991	12,273,496	14,003,957
Net income (loss) per common share - basic and diluted	$(0.10)	$(0.17)	$(0.27)	$(0.31)

See accompanying notes to consolidated financial statements

CANTOR FITZGERALD INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2025	2024	2025	2024
Net income (loss)	$(2,147,327)	$(2,866,298)	$(5,580,252)	$(6,490,532)
Other comprehensive income (loss)
Unrealized gain (loss) on derivative instruments	(362,096)	(2,453,521)	(2,571,044)	(1,271,112)
Comprehensive income (loss)	(2,509,423)	(5,319,819)	(8,151,296)	(7,761,644)
Amounts attributable to noncontrolling interests
Net income (loss)	(961,357)	(536,179)	(2,225,458)	(2,123,357)
Unrealized gain (loss) on derivative instruments	(328,365)	(2,180,684)	(2,314,771)	(1,116,515)
Comprehensive income (loss) attributable to noncontrolling interests	(1,289,722)	(2,716,863)	(4,540,229)	(3,239,872)
Comprehensive income (loss) attributable to common stockholders	$(1,219,701)	$(2,602,956)	$(3,611,067)	$(4,521,772)

See accompanying notes to consolidated financial statements

CANTOR FITZGERALD INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

	Controlling Interest
																Retained Earnings/
	Common Stock														Additional	Accumulated Deficit and	Accumulated Other	Non-	Total
	Class AX		Class TX		Class IX		Class I		Class T		Class D		Class S		Paid-In	Cumulative	Comprehensive	controlling	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Distributions	Income/(loss)	interest	Equity
Balance as of January 1, 2024	3,848,941	$38,489	178,873	$1,789	1,178,536	$11,785	7,313,276	$73,133	1,462,448	$14,626	644,697	$6,447	7,086	$71	$376,712,427	$(85,445,999)	$755,642	$259,337,969	$551,506,379
Common stock issued (transferred)	65,246	653	(65,389)	(655)	—	—	152,915	1,529	72,462	724	679	6	—	—	5,046,200	—	—	—	5,048,457
Common stock repurchased	(89,081)	(891)	(1,045)	(10)	(14,057)	(140)	(547,033)	(5,470)	(48,716)	(488)	(30,936)	(309)	(166)	(1)	(16,136,480)	—	—	—	(16,143,789)
Distribution reinvestment	24,680	247	1,478	15	7,007	70	25,098	251	7,832	78	3,066	31	41	—	1,532,610	—	—	—	1,533,302
Offering costs, commissions and fees	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(118,597)	—	—	—	(118,597)
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(81,353)	—	(1,216,490)	(1,297,843)
Distributions declared on common stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(5,582,290)	—	—	(5,582,290)
Designated derivatives, fair value adjustments	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	106,446	958,022	1,064,468
Non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(3,409,447)	(3,409,447)
Balance as of March 31, 2024	3,849,786	38,498	113,917	1,139	1,171,486	11,715	6,944,256	69,443	1,494,026	14,940	617,506	6,175	6,961	70	367,036,160	(91,109,642)	862,088	255,670,054	532,600,640
Common stock issued (transferred)	85,381	854	(85,459)	(854)	—	—	83,745	837	5,774	59	2,274	23	—	—	2,024,311	—	—	—	2,025,230
Common stock repurchased	(128,276)	(1,283)	(2,376)	(24)	(11,434)	(114)	(520,898)	(5,209)	(37,473)	(375)	(11,305)	(113)	—	—	(15,603,502)	—	—	—	(15,610,620)
Distribution reinvestment	25,449	254	779	8	7,133	71	27,827	278	7,038	70	2,875	29	43	—	1,564,981	—	—	—	1,565,691
Offering costs, commissions and fees	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(80,060)	—	—	—	(80,060)
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,955,703)	—	(370,688)	(2,326,391)
Distributions declared on common stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(5,331,371)	—	—	(5,331,371)
Designated derivatives, fair value adjustments	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	11,795	106,146	117,941
Acquired ownership interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	107,225	—	—	—	107,225
Non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(3,631,871)	(3,631,871)
Balance as of June 30, 2024	3,832,340	38,323	26,861	269	1,167,185	11,672	6,534,930	65,349	1,469,365	14,694	611,350	6,114	7,004	70	355,049,115	(98,396,716)	873,883	251,773,641	509,436,414

Common stock issued (transferred)	20,871	209	(20,891)	(209)	—	—	89,158	892	15,573	156	—	—	—	—	2,209,051	—	—	—	2,210,099
Common stock repurchased	(175,860)	(1,759)	—	—	(19,977)	(200)	(459,346)	(4,593)	(33,357)	(334)	(16,292)	(163)	—	—	(14,634,004)	—	—	—	(14,641,053)
Distribution reinvestment	26,188	262	60	1	7,417	74	29,210	292	7,114	71	2,804	28	46	—	1,544,641	—	—	—	1,545,369
Offering costs, commissions and fees	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(77,136)	—	—	—	(77,136)
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,330,119)	—	(536,179)	(2,866,298)
Distributions declared on common stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(5,190,106)	—	—	(5,190,106)
Designated derivatives, fair value adjustments	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(272,838)	(2,180,683)	(2,453,521)
Acquired ownership interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(903,184)	—	—	—	(903,184)
Non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	16,237,223	16,237,223
Balance as of September 30, 2024	3,703,539	37,035	6,030	61	1,154,625	11,546	6,193,952	61,940	1,458,695	14,587	597,862	5,979	7,050	70	343,188,483	(105,916,941)	601,045	265,294,002	503,297,807

	Controlling Interest
																Retained Earnings/
	Common Stock														Additional	Accumulated Deficit and	Accumulated Other	Non-	Total
	Class AX		Class TX		Class IX		Class I		Class T		Class D		Class S		Paid-In	Cumulative	Comprehensive	controlling	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Distributions	Income/(loss)	interest	Equity
Balance as of January 1, 2025	3,534,113	$35,341	6,067	$61	1,129,756	$11,297	5,935,802	$59,358	1,437,326	$14,373	562,589	$5,626	7,099	$71	$341,284,670	$(115,660,304)	$748,843	$283,294,563	$509,793,899
Common stock issued (transferred)	—	—	—	—	—	—	89,640	897	23,298	234	498	4	—	—	2,343,288	—	—	—	2,344,423
Common stock repurchased	(213,921)	(2,139)	—	—	(11,261)	(112)	(164,475)	(1,645)	(49,894)	(499)	(10,725)	(107)	(1,759)	(17)	(9,264,454)	—	—	—	(9,268,973)
Distribution reinvestment	22,803	228	50	1	7,528	75	28,849	288	7,248	72	2,578	26	39	—	1,413,240	—	—	—	1,413,930
Offering costs, commissions and fees	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(90,762)	—	—	—	(90,762)
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(448,536)	—	(236,661)	(685,197)
Distributions declared on common stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(4,754,048)	—	—	(4,754,048)
Designated derivatives, fair value adjustments	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(155,129)	(1,270,532)	(1,425,661)
Acquired ownership interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	291,505	—	—	—	291,505
Non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	13,083,339	13,083,339
Balance as of March 31, 2025	3,342,995	33,430	6,117	62	1,126,023	11,260	5,889,816	58,898	1,417,978	14,180	554,940	5,549	5,379	54	335,977,487	(120,862,888)	593,714	294,870,709	510,702,455
Common stock issued (transferred)	—	—	—	—	—	—	82,730	828	2,338	23	—	—	—	—	1,711,250	—	—	—	1,712,101
Common stock repurchased	(158,926)	(1,589)	(1,378)	(14)	(6,378)	(64)	(140,675)	(1,407)	(54,603)	(546)	(11,255)	(113)	—	—	(7,496,448)	—	—	—	(7,500,181)
Distribution reinvestment	22,615	226	41	—	7,750	78	29,497	295	7,032	70	2,703	28	21	—	1,405,049	—	—	—	1,405,746
Offering costs, commissions and fees	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(51,589)	—	—	—	(51,589)
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,720,288)	—	(1,027,440)	(2,747,728)
Distributions declared on common stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(4,711,836)	—	—	(4,711,836)
Designated derivatives, fair value adjustments	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(67,412)	(715,875)	(783,287)
Non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(4,147,056)	(4,147,056)
Balance as of June 30, 2025	3,206,684	32,067	4,780	48	1,127,395	11,274	5,861,368	58,614	1,372,745	13,727	546,388	5,464	5,400	54	331,545,749	(127,295,012)	526,302	288,980,338	493,878,625

Common stock issued (transferred)	—	—	—	—	—	—	46,213	461	1,214	13	—	—	—	—	949,526	—	—	—	950,000
Common stock repurchased	(55,750)	(558)	—	—	(89,275)	(893)	(380,171)	(3,802)	(52,663)	(527)	(31,141)	(311)	—	—	(12,119,012)	—	—	—	(12,125,103)
Distribution reinvestment	21,964	220	71	1	7,209	72	29,720	297	6,857	69	2,575	26	15	—	1,365,649	—	—	—	1,366,334
Offering costs, commissions and fees	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(57,217)	—	—	—	(57,217)
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,185,970)	—	(961,357)	(2,147,327)
Distributions declared on common stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(4,602,710)	—	—	(4,602,710)
Designated derivatives, fair value adjustments	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(33,732)	(328,364)	(362,096)
Acquired ownership interests															303,312				303,312
Non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(764,397)	(764,397)
Balance as of September 30, 2025	3,172,898	31,729	4,851	49	1,045,329	10,453	5,557,130	55,570	1,328,153	13,282	517,822	5,179	5,415	54	$321,988,007	$(133,083,692)	$492,570	$286,926,220	$476,439,421

See accompanying notes to consolidated financial statements

CANTOR FITZGERALD INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months
	Ended September 30,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$(5,580,252)	$(6,490,532)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	27,931,975	26,684,249
(Gain) from investments in real estate-related assets	(41,669)	(107,409)
(Realized gain) from sale of investment in debt securities	—	(1,634,920)
Amortization of above-market lease intangibles	164,629	148,722
Amortization of below-market lease intangibles	(1,467,008)	(1,467,008)
Loss on extinguishment of debt	333,574	533,904
Unrealized (gain) from investment in infrastructure fund	(380,292)	—
Unrealized loss from investment in debt securities	—	454,123
Changes in assets and liabilities:
Proceeds from investments in real estate-related assets	295,014	309,710
(Increase) in deferred rent receivable	(1,190,119)	(1,363,901)
(Increase)/decrease in prepaid expenses and other assets	(1,852,982)	1,115,666
Increase in due to related parties	4,039,995	6,200,926
(Decrease) in deferred revenue	(215,580)	(118,607)
(Decrease) in restricted reserves	(1,019,466)	(195,873)
Increase/(decrease) in accounts payable and accrued expenses	497,109	(2,900,729)
(Decrease) in accrued interest payable	(5,211)	(74,609)
Net cash provided by operating activities	21,509,717	21,093,712
Cash flows from investing activities:
Acquisition of real estate	(713,664)	(871,810)
Capital improvements to real estate	(1,617,725)	(2,248,860)
Purchase of interest in infrastructure fund	(8,142,788)	—
Proceeds from sale/repayment of investment in debt securities	—	10,399,997
Net cash (used in )/provided by investing activities	(10,474,177)	7,279,327
Cash flows from financing activities:
Borrowings under credit facility	50,945,223	23,000,000
Proceeds from refinancing of mortgage loan	—	33,500,000
Repayment of mortgage loan	(26,969,268)	(31,590,594)
Proceeds from issuance of common stock, net	4,806,956	9,007,993
Distributions	(10,051,140)	(11,717,808)
Payments for redemptions of common stock	(28,894,257)	(46,395,462)
Distributions to and redemption of non-controlling interests	(12,700,490)	(10,262,288)
Non-controlling interest contribution	75,000	4,086,641
Syndicated ownership interest	4,530,640	—
Payment of deferred financing costs	(1,521,055)	(1,651,698)
Net cash (used in) financing activities	(19,778,391)	(32,023,216)
Net (decrease) in cash and cash equivalents and restricted cash	(8,742,851)	(3,650,177)
Cash and cash equivalents and restricted cash, at beginning of period	44,665,423	39,892,720
Cash and cash equivalents and restricted cash, at end of period	$35,922,572	$36,242,543
Reconciliation of cash and cash equivalents and restricted cash
Cash and cash equivalents	$29,678,611	$27,936,902
Restricted cash	6,243,961	8,305,641
Total cash and cash equivalents and restricted cash	$35,922,572	$36,242,543
Supplemental disclosure of cash flow information:
Cash paid for interest	$20,472,009	$20,347,980
Non-cash investing and financing activities:
Distribution reinvestment	$4,186,010	$3,077,943
Distributions payable	$1,869,843	$1,664,045
Acquisition of real estate	$(50,000,000)	$(42,179,905)
Assumption of loans payable in conjunction with acquisition of real estate	$32,581,902	$26,635,694
Acquired non-controlling interests	$(814,702)	$172,659
Issuance of OP Units for acquired real estate interests	$18,232,800	$15,544,211

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

On February 2, 2016, the Company was capitalized with a $200,001 investment by the Company’s sponsor, Cantor Fitzgerald Investors, LLC (“CFI”) through the purchase of 8,180 Class A shares. In addition, a wholly owned subsidiary of CFI, Cantor Fitzgerald Income Trust OP Holdings, LLC, (the “Special Unit Holder”), has invested $1,000 in the Operating Partnership and has been issued a special class of limited partnership units (“Special Units”), which is recorded as a non-controlling interest on the consolidated balance sheet as of September 30, 2025. The Company registered with the Securities and Exchange Commission (“SEC”) an offering of up to $1.25 billion in shares of common stock, consisting of up to $1.0 billion in shares in the Company’s primary offering (the “Primary Offering”) and up to $250 million in shares pursuant to its distribution reinvestment plan (the “DRP”, and together with the Primary Offering, the “Initial Offering”). On May 18, 2017, the Company satisfied the minimum offering requirement as a result of CFI’s purchase of $2.0 million in Class I shares (the “Minimum Offering Requirement”). On March 20, 2020, the Company filed a registration statement on Form S-11 with the SEC for a proposed second public offering (the “Follow-On Offering”). Subsequently, on July 31, 2020, the Company terminated the Primary Offering but is continuing to offer up to $50.0 million of common stock pursuant to the DRP. On August 10, 2020, the SEC declared the Follow-On Offering effective. In the Follow-On Offering, the Company was offering up to $1 billion in shares of common stock in a primary offering on a best efforts basis and $250 million in shares of common stock to be issued pursuant to the DRP. On July 30, 2020, the Company, amended its charter (as amended, the “Charter”) to redesignate its currently issued and outstanding Class A shares of common stock, Class T shares of common stock and Class I shares of common stock as “Class AX Shares,” “Class TX Shares” and “Class IX Shares,” respectively. In addition, on July 30, 2020, as set forth in the Charter, the Company has reclassified the authorized but unissued portion of its common stock into four additional classes of common stock: Class T Shares, Class S Shares, Class D Shares, and Class I Shares. The Class AX shares, Class TX shares and Class IX shares generally have the same rights, including voting rights, as the Class T shares, Class S shares, Class D shares and Class I shares that the Company is offering pursuant to the Follow-On Offering. On August 9, 2023, the Company filed a registration statement on Form S-11 with the SEC for a proposed third public offering (the "Third Offering"), which was declared effective on February 7, 2024. In the Third Offering, the Company is offering up to $1 billion in shares of common stock in a primary offering on a best efforts basis and $250 million in shares of common stock to be issued pursuant to a distribution reinvestment plan (Refer to Note 9 – Stockholders’ Equity).

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

As of September 30, 2025, the Company owned the following investments:

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
•
An industrial dry/cold storage facility located in Columbus, OH (the “Fisher Road Property”).
•
A controlling interest of 91.46% in a Delaware Statutory Trust, CF Landings Multifamily DST (the "Longmire DST"), located in Conroe, TX (the “Longmire Property”).
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
•
An investment commitment of $10,000,000 in Digital Bridge AI Infrastructure A, LP, a $500 million investment vehicle with commitments to four data center businesses across the U.S., Canada, and EMEA (the "Data Center"). As of September 30, 2025, $8,142,788 has been called for and funded to the investment in the Data Center.

The Company is externally managed by Cantor Fitzgerald Income Advisors, LLC, (the “Advisor”), a Delaware limited liability company and wholly owned subsidiary of CFI. CFI is a wholly owned indirect subsidiary of Cantor Fitzgerald, L.P. (“CFLP”).

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

The Company evaluates all of its investments in real estate-related assets to determine if they are VIEs utilizing judgments and estimates that are inherently subjective. If different judgments or estimates were used for these evaluations, it could result in differing conclusions as to whether or not an entity is a VIE and whether or not to consolidate such entity. As of September 30, 2025 and December 31, 2024, the Company concluded that it had investments in VIEs. Refer to Note 11 — Variable Interest Entities for additional information.

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

Deferred Rent Receivable

Deferred rent receivable represents rent earned in excess of rent received as a result of straight-lining rents over the terms of the leases in accordance with ASC Topic 842, Leases. As of September 30, 2025 and December 31, 2024, Deferred rent receivable was $14,583,281 and $13,393,162, respectively.

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

The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate assets may not be recoverable. Impairment indicators that the Company considers include, but are not limited to, bankruptcy or other credit concerns of a property’s major tenant, such as a history of late payments, rental concessions and other factors, a significant decrease in a property’s revenues due to lease terminations, vacancies, co-tenancy clauses, reduced lease rates or other circumstances. When indicators of potential impairment are present, the Company assesses the recoverability of the assets by determining whether the carrying amount of the assets will be recovered through the undiscounted future cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying amount, the Company will adjust the real estate assets to their respective fair values and recognize an impairment loss. Generally, fair value is determined using a discounted cash flow analysis and recent comparable sales transactions. As of September 30, 2025 and December 31, 2024, no impairment losses have been identified.

Investments in Real Estate-Related Assets

Unconsolidated Equity Method Investments

The Company performs consolidation analysis in accordance with ASC Topic 810, Consolidation, as described in the “Variable Interest Entities” section of this Note 2. The Company has determined, as a result of its analysis, that it is not the primary beneficiary of its investment in the Station DST, and therefore has not consolidated the entity. The Company has accounted for its investment in the Station DST, which is controlled and managed by CFI, under the equity method of accounting, and included within Investments in real estate-related assets on the Company’s consolidated balance sheet. In accordance with ASC Topic 323, Investments-Equity Method and Joint Ventures, the Company is able to exercise significant influence over this investee. Under the equity method, the investment is adjusted each period for capital contributions and distributions and its share of the entity’s net income (loss). Capital contributions, distributions and net income (loss) of such entity is recorded in accordance with the terms of the governing documents. An allocation of net income (loss) may differ from the stated ownership percentage interest in such entity as a result of preferred returns and allocation formulas, if any, as described in such governing documents. Investments in real estate-related assets are periodically reviewed for impairment based on projected cash flows from the underlying investment. If an impairment is identified, the carrying value of the investment will be reduced to the anticipated recoverable amount. As of September 30, 2025 and December 31, 2024, no impairment has been identified.

Investment in Infrastructure Fund, at Fair Value

During the nine months ended September 30, 2025, the Company made an investment in an infrastructure fund which the Company carries at fair value using the net asset value (“NAV”) as a practical expedient. Any unrealized gains and losses are reflected in the consolidated statements of operations.

Deferred Financing Costs

Costs incurred in connection with obtaining financing are capitalized and amortized over the term of the related loan on a straight-line basis, which approximates the effective interest method. The carrying value of the deferred financing costs at September 30, 2025 and December 31, 2024 was $5,432,209 and $5,001,576, respectively, which is net of accumulated amortization of $4,307,151 and $3,216,728, respectively, and recorded as an offset to the related debt. For the nine months ended September 30, 2025 and September 30, 2024, amortization of deferred financing costs was $1,090,423 and $856,181, respectively, and for the three months ended September 30, 2025 and September 30, 2024, amortization of deferred financing costs was $333,756 and $242,100, respectively, and is included in Interest expense on the accompanying consolidated statements of operations.

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

Other Property Operating Revenues

Other property operating revenues include tenant reimbursement income and revenues received from tenants to cover utilities and other amenities. The tenant reimbursement income is derived from certain property operating expenses, including real estate taxes and insurance, among others, which are paid by the Company and are reimbursed by the tenants of the Company’s properties pursuant to the terms of the respective leases. These reimbursements and other revenues received from tenants are reflected as Other property operating revenues in the accompanying consolidated statements of operations, which, for the nine months ended September 30, 2025 and September 30, 2024 was $13,546,942 and $16,425,778, respectively, and for the three months ended September 30, 2025 and September 30, 2024 was $4,529,990 and $4,640,016, respectively.

Property Operating Expenses

Certain property operating expenses, including real estate taxes and insurance, among others, are paid by the Company and may be reimbursed by the tenants of the Company’s properties pursuant to the terms of the respective leases. These expenses incurred are reflected as Property operating expenses in the accompanying consolidated statements of operations, which for the nine months ended September 30, 2025 and September 30, 2024 was $26,321,052 and $29,400,734, respectively, and for the three months ended September 30, 2025 and September 30, 2024 was $9,186,674 and $8,979,967, respectively.

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

Deferred Revenue

Deferred revenue represents unearned rent received in advance from tenants at certain of the Company’s properties, which at September 30, 2025 and December 31, 2024 were $1,792,360 and $2,007,940, respectively.

Distributions Payable

Distributions payable is comprised of amounts of distributions declared by the Company but not yet paid and accrued distributions relating to the Performance Participation Allocation (as defined below in Note 9 – Stockholder’s Equity).

As of September 30, 2025 and December 31, 2024 the aggregate total amount of distributions payable reported by the Company were $1,869,843 and $1,935,518, respectively.

Restricted Reserves

Restricted reserves are comprised of amounts received from tenants at certain of the Company’s properties for recoverable property operating expenses to be paid by the Company on behalf of the tenants, pursuant to the terms of the respective lease arrangements, which at September 30, 2025 and December 31, 2024 were $10,788,844 and $11,808,310, respectively.

Due to Related Parties

Due to related parties is comprised of amounts contractually owed by the Company for various services provided to the Company from related parties, which at September 30, 2025 and December 31, 2024 were $16,904,456 and $12,864,461, respectively (See Note 10 – Related Party Transactions).

Organization and Offering Costs

The Advisor has agreed to pay, on behalf of the Company, all organizational and offering costs (including legal, accounting, and other costs attributable to the Company’s organization and offering, but excluding upfront selling commissions, dealer manager fees and distribution fees) (“O&O Costs”) through the first anniversary of the date on which the Company satisfied the Minimum Offering Requirement, which was May 18, 2018 (the “Escrow Break Anniversary”). After the Escrow Break Anniversary, the Advisor, in its sole discretion, may pay some or all of the additional O&O Costs incurred, but is not required to do so. To the extent the Advisor pays such additional O&O Costs, the Company is obligated to reimburse the Advisor subject to the 1% Cap (as defined below). Following the Escrow Break Anniversary, the Company began reimbursing the Advisor for payment of O&O Costs on a monthly basis, provided, however, that the Company was not obligated to pay any amounts that as a result of such payment would cause the aggregate payments for O&O Costs (less selling commissions, dealer manager fees and distribution fees) paid to the Advisor to exceed 1% of gross proceeds from all the Company’s public offerings (the “1% Cap”), as of such payment date. Any amounts not reimbursed in any period are included in determining any reimbursement liability for a subsequent period. As of September 30, 2025, the Advisor has continued to pay all O&O Costs on behalf of the Company.

As of September 30, 2025 and December 31, 2024, the Advisor has incurred O&O Costs on the Company’s behalf of $15,345,981 and $14,747,673, respectively. As of September 30, 2025 and December 31, 2024, the Company satisfied its obligation to reimburse the Advisor for O&O Costs. As of both September 30, 2025 and December 31, 2024, organizational costs of $90,675 were expensed and offering costs of $3,978,102 were charged to stockholders’ equity. As of both September 30, 2025 and December 31, 2024, the Company has made reimbursement payments of $4,068,777 to the Advisor for O&O Costs incurred.

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

Earnings Per Share

Basic net income (loss) per share of common stock is determined by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is determined by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period, including common stock equivalents. As of September 30, 2025 and December 31, 2024, there were no material common stock equivalents that would have a dilutive effect on net income (loss) per share for common stockholders. All classes of common stock are allocated net income (loss) at the same rate per share.

For the three and nine months ended September 30, 2025, basic and diluted net loss per share was $(0.10) and $(0.27), respectively. For the three and nine months ended September 30, 2024, basic and diluted net loss per share was $(0.17) and $(0.31), respectively.

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

In September 2025, the FASB issued ASU No. 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract. The ASU addresses stakeholders’ concerns about the application of derivative accounting to contracts with features based on the operations or activities of one of the parties to the contract, and the diversity in accounting for share-based noncash consideration from a customer that is consideration for the transfer of goods or services. The amendments add a derivative scope exception for certain contracts with underlyings that are based on the operations or activities of one of the parties to the contract. The standard also clarifies the applicability of ASC 606 and its interaction with other ASC topics (including ASC 815 on derivatives and hedging and ASC 321 on equity securities), in the accounting for share-based noncash consideration (such as warrants or shares) received from a customer for the transfer of goods or services. The ASU is expected to provide investors with more comparable information and reduce accounting complexity and related reporting costs for preparers and auditors. The new guidance will become effective for the Company beginning on January 1, 2027, can be adopted using either a prospective or modified retrospective method, and early adoption is permitted. Management is currently evaluating the impact of the new standard on the Company’s unaudited consolidated financial statements.

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

Note 3 – Investment in Real Estate

Investment in real estate, net consisted of the following at September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
Building and building improvements	$957,850,343	$924,316,055
Land	132,314,134	118,780,392
Total	1,090,164,477	1,043,096,447
Accumulated depreciation	(107,998,013)	(88,012,426)
Investment in real estate, net	$982,166,464	$955,084,021

As of September 30, 2025, the Company owned interests in 43 real properties and a plot of land as described below:

Portfolio	Ownership Percentage	Location	Number of Properties	Square Feet/ Acre	Remaining Lease Term(1)	Acquisition Date	Purchase Price(2)
Walgreens Grand Rapids ("GR Property")	100%	Grand Rapids, MI	1	14,552	11.8 years	July 2017	$7,936,508
CF Net Lease Portfolio IV DST ("Net Lease DST Properties")	3.77%	Various	7	103,537	11.2 years	September 2017	$35,706,642
Daimler Trucks North America Office Building ("FM Property")	100%	Fort Mill, SC	1	150,164	3.3 years	February 2018	$40,000,000
Alliance Data Systems Office Building ("CO Property")	100%	Columbus, OH	1	241,493	7.0 years	July 2018	$46,950,000
Hoya Optical Labs of America ("Lewisville Property")	100%	Lewisville, TX	1	89,473	2.8 years	November 2018	$14,120,000
Williams Sonoma Office Building ("SF Property")	75%	San Francisco, CA	1	13,907	0.0 years(4)	September 2019	$11,600,000
Martin Brower Industrial Buildings ("Buchanan Property")	100%	Phoenix, AZ	1	93,302	6.5 years	November 2019	$17,300,000
Multifamily Residential Property ("Keller Property")	5%	Carrolton, TX	1	255,627	multiple(3)	February 2021	$56,500,000
Multifamily Residential Property ("Summerfield Property")	100%	Landover, MD	1	452,876	multiple(3)	March 2021	$115,500,000
Amazon Last Mile Cleveland ("Madison Ave Property")	100%	Cleveland, OH	1	168,750	5.5 years	May 2021	$30,800,000
Valencia California ("Valencia Property")	10%	Santa Clarita, CA	1	180,415	10.3 years	July 2021	$92,000,000
De Anza Plaza Office Buildings ("De Anza Property")	100%	Cupertino, CA	1	83,959	5.8 years	July 2021	$63,750,000
Multifamily Residential Property ("Kacey Property")	10%	Kingwood, TX	1	296,991	multiple(3)	November 2021	$67,000,000
Multifamily Residential Property ("Industry Property")	10%	Columbus, OH	1	187,678	multiple(3)	December 2021	$81,000,000
Mars Petcare Dry/Cold Storage Facility ("Fisher Road Property")	100%	Columbus, OH	1	465,256	1.7 years	March 2022	$58,000,000
Multifamily Residential Property ("Longmire Property")	91.46%	Conroe, TX	1	231,720	multiple(3)	April 2022	$43,400,000
Office Tower ("ON3 Property")	10%	Nutley, NJ	1	332,818	13.3 years	April 2022	$131,667,000
Multifamily Residential Property ("West End Property")	10%	Lenexa, KS	1	299,813	multiple(3)	August 2022	$69,375,000
Multifamily Residential Property ("Palms Property")	10%	Houston, TX	1	222,672	multiple(3)	August 2022	$48,000,000
Land ("Mount Comfort Land")	100%	Greenfield, IN	0	1 - acre	10.5 years	October 2022	$445,000
Multifamily Residential Property ("Pearland Property")	5%	Pearland, TX	1	219,624	multiple(3)	June 2023	$40,500,000
CF WAG Portfolio DST ("WAG Portfolio Properties")	100%	Various	8	118,339	11.2 years	September 2024	$42,000,000
WAG MH Property ("WAG MH Properties")	100%	Various	9	140,635	11.2 years	January 2025	$50,130,000

(1)
Reflects number of years remaining until the tenant’s first termination option.
(2)
Reflects the contract purchase price at 100% ownership as opposed to adjusted for current ownership percentage as applicable.
(3)
Indicates individual tenant leases (with a 1-year average lease term) for the multifamily residential properties.
(4)
The lease with William Sonoma expired on December 31, 2021. As of November 13, 2025, the SF Property is vacant.

Note 4 - Intangibles

The amortization of acquired above-market and/or below-market leases is recorded as an adjustment to Rental revenue on the consolidated statements of operations. For the nine months ended September 30, 2025 and September 30, 2024, the net amount of such amortization was included as an increase to rental income of $1,302,378 and $1,318,286, respectively. For the three months ended September 30, 2025 and September 30, 2024, the net amount of such amortization was included as an increase to rental income of $434,117 and $438,470, respectively.

The amortization of in-place leases is recorded as an adjustment to Depreciation and amortization expense on the consolidated statements of operations. For the nine months ended September 30, 2025 and September 30, 2024, the net amount of such amortization was $6,091,777 and $6,269,677, respectively. For the three months ended September 30, 2025 and September 30, 2024, the net amount of such amortization was $2,036,540 and $1,857,987, respectively.

The amortization of tax abatement on property improvements is recorded as an adjustment to Depreciation and amortization expense on the consolidated statements of operations. For both the nine months ended September 30, 2025 and September 30, 2024, the net amount of such amortization was $784,286. For both the three months ended September 30, 2025 and September 30, 2024, the net amount of such amortization was $261,429.

As of September 30, 2025 and December 31, 2024, the gross carrying amount and accumulated amortization of the Company’s intangible assets consisted of the following:

	September 30, 2025	December 31, 2024
Intangible assets:
In-place lease intangibles	$103,690,907	$98,951,471
Above-market lease intangibles	2,393,503	2,323,246
Tax abatement on property improvements intangibles	14,640,000	14,640,000
Total intangible assets	120,724,410	115,914,717
Accumulated amortization:
In-place lease amortization	(46,233,403)	(40,141,626)
Above-market lease amortization	(998,383)	(833,754)
Tax abatement on property improvements amortization	(4,008,572)	(3,224,286)
Total accumulated amortization	(51,240,358)	(44,199,666)
Intangible assets, net	$69,484,052	$71,715,051

The estimated future amortization on the Company’s intangible assets for each of the next five years and thereafter as of September 30, 2025 is as follows:

Year	In-place Lease Intangibles	Above-market Lease Intangibles	Tax Abatement on Property Improvements	Total
2025 (remaining)	2,036,540	54,885	261,429	2,352,854
2026	7,398,282	219,540	1,045,714	8,663,536
2027	6,151,980	219,540	1,045,714	7,417,234
2028	5,712,972	219,540	1,045,714	6,978,226
2029	5,173,483	219,540	1,045,714	6,438,737
Thereafter	30,984,247	462,075	6,187,143	37,633,465
	$57,457,504	$1,395,120	$10,631,428	$69,484,052

As of September 30, 2025 and December 31, 2024, the gross carrying amount and accumulated amortization of the Company’s Intangible liabilities consisted of the following:

	September 30, 2025	December 31, 2024
Intangible liabilities:
Below-market lease intangibles	$25,186,313	$25,186,312
Accumulated amortization:
Below-market lease amortization	(9,367,129)	(7,880,021)
Intangible liabilities, net	$15,819,184	$17,306,291

The estimated future amortization on the Company’s intangible liabilities for each of the next five years and thereafter as of September 30, 2025 is as follows:

Year	Below-market Lease Intangibles
2025 (remaining)	495,702
2026	1,891,681
2027	1,556,636
2028	1,380,785
2029	1,358,346
Thereafter	9,136,034
$15,819,184

Note 5 - Five Year Minimum Rental Payments

The estimated future minimum rents the Company expects to receive for the GR Property, FM Property, CO Property, Lewisville Property, the Net Lease DST Properties, Buchanan Property, Madison Ave Property, Valencia Property, De Anza Property, Fisher Road Property, ON3 Property, Mount Comfort Land, the WAG Portfolio Properties, and the WAG MH Properties for each of the next five years and thereafter through the end of the primary term as of September 30, 2025 is as follows:

Year	GR Property	FM Property	CO Property	Lewisville Property	Net Lease DST Properties	Buchanan Property	Madison Ave Property	Valencia Property	DeAnza Property	Fisher Road Property	ON3 Property	Mount Comfort Land	WAG Portfolio Properties	WAG MH Properties	Total
2025 (remaining)	125,000	692,631	845,158	242,928	590,850	269,787	383,310	1,199,858	1,042,613	763,020	1,627,608	12,553	682,540	834,911	9,312,767
2026	500,000	2,826,087	3,392,689	971,713	2,421,044	1,079,150	1,571,572	4,943,413	4,223,009	3,087,361	6,640,642	50,432	2,741,535	3,353,561	37,802,208
2027	500,000	2,883,149	3,428,990	971,713	2,421,044	1,079,150	1,610,862	5,091,716	4,349,700	1,296,901	6,773,455	51,314	2,866,667	3,506,628	36,831,289
2028	500,000	2,940,211	3,465,681	500,432	2,421,044	1,121,781	1,651,133	5,244,468	4,480,191	—	6,908,924	52,212	2,866,667	3,506,628	35,659,372
2029	500,000	—	3,502,763	—	2,521,288	1,125,657	1,692,411	5,401,802	4,614,596	—	7,047,102	53,126	2,866,667	3,506,628	32,832,040
Thereafter	3,791,667	—	9,782,231	—	17,969,443	2,532,728	2,179,244	35,989,299	7,507,057	—	70,116,700	338,859	20,544,446	25,130,833	195,882,507
Total	$5,916,667	$9,342,078	$24,417,512	$2,686,786	$28,344,713	$7,208,253	$9,088,532	$57,870,556	$26,217,166	$5,147,282	$99,114,431	$558,496	$32,568,522	$39,839,189	$348,320,183

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

On October 29, 2020, the Station DST acquired the fee simple interest in a 444-unit apartment community located in Irving, Texas (the “Station DST Property”), for a total purchase price of $106 million. The purchase price was comprised of $47.1 million in equity and $58.9 million in proceeds from a mortgage loan. At September 30, 2025, the Station DST Property is 90.54% occupied.

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

The results of operations for the Company’s investments in real estate-related assets for the three and nine months ended September 30, 2025 and September 30, 2024 are summarized below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Station DST	2025	2024	2025	2024
Revenues	$1,891,713	$1,991,097	$5,500,574	$6,147,648
Operating expenses	(1,257,520)	(1,394,020)	(3,982,336)	(4,186,623)
Other expenses, net	(418,000)	(418,064)	(1,240,454)	(1,244,963)
Net income	$216,193	$179,013	$277,784	$716,062
Net income attributable to the Company(1)	$32,430	$26,852	$41,669	$107,409

Note: (1) Represents the Company’s allocable share of net income based on the Company’s ownership interest in the underlying investment in real estate-related assets and is included within Income from investments in real-estate related assets on the Company’s unaudited consolidated statements of operations.

Note 7 - Investment in Infrastructure Fund, at Fair Value

On December 20, 2024, the Company, through the Operating Partnership, made a commitment of $10 million to invest in Digital Bridge AI Infrastructure A, LP, a $500 million investment vehicle with commitments to four data center businesses across the U.S., Canada, and EMEA. As of September 30, 2025, $8,142,788 has been called for and funded to the investment in the Data Center. As of December 31, 2024, no capital had been called for or funded to the investment.

For the three and nine months ended September 30, 2025, the Company had an unrealized gain of $433,755 and $380,292, respectively, on its investment in the Data Center which has been recorded in Gain from investment in infrastructure fund, at fair value in the Company's unaudited consolidated statements of operations.

Note 8 – Loans Payable

On February 1, 2018, in connection with the purchase of the FM Property (refer to Note 3 — Investment in Real Estate), the FM Property SPE entered into a loan agreement (the “FM Loan”) with UBS AG with an outstanding principal amount of $21,000,000. The FM Loan provides for monthly interest payments and bears interest at an initial fixed rate of 4.43% per annum through the anticipated repayment date, February 6, 2028 (the “FM Anticipated Repayment Date”), and thereafter at revised rate of 3.00% per annum plus the greater of the initial interest rate or the 10 year swap yield as of the first business day after the FM Anticipated Repayment Date. As of September 30, 2025, the Company was in compliance with the FM Loan covenants.

On July 31, 2018, in connection with the purchase of the CO Property (refer to Note 3 — Investment in Real Estate), the CO Property SPE entered into a loan agreement (the “CO Loan”) with a related party, Cantor Commercial Real Estate ("CCRE"), with an outstanding principal amount of $26,550,000. The CO Loan provides for monthly interest payments and bears interest at an initial fixed rate of 4.94% per annum through the anticipated repayment date, August 6, 2028 (the “CO Anticipated Repayment Date”), and thereafter at an increased rate of 2.50% per annum plus the greater of the initial interest rate or the 10 year swap yield as of the first business day after the CO Anticipated Repayment Date. As of September 30, 2025, the Company was in compliance with the CO Loan covenants.

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

On November 26, 2019, in connection with the purchase of the Buchanan Property (refer to Note 3 – Investment in Real Estate), the Buchanan Property SPE entered into a loan agreement (the “Buchanan Loan”) with Goldman Sachs Bank USA with an outstanding principal amount of $9,600,000. The Buchanan Loan provides for monthly interest payments and bears interest at an initial fixed rate of 3.52% per annum through the anticipated repayment date, December 1, 2029 (the “Buchanan Anticipated Repayment Date”), and thereafter at revised rate of 2.50% per annum plus the greater of the initial interest rate or the 10 year swap yield as of the first business day after the Buchanan Anticipated Repayment Date. As of September 30, 2025, the Company was in compliance with the Buchanan Loan covenants.

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

Credit Facility – Citizens Bank

On July 23, 2021, the Company and the Operating Partnership secured a $100 million senior secured revolving credit facility (the “Citizens Facility”) with Citizens Bank, N.A. (the “Facility Lender”). On July 16, 2025, the credit facility agreement was amended and restated (as amended the “Credit Facility Agreement”). As part of the amendment and restatement, the aggregate principal amount of the Citizens Credit facility was increased to $150.0 million with the ability, from time to time, to increase the size of the aggregate commitment made under the agreement to a total of $250.0 million, subject to receipt of lender commitments and other conditions. Further, the amendment and restatement updated the applicable interest rates such that borrowings under the Credit Facility Agreement will be charged interest based on (i.) a term SOFR rate plus a margin ranging from 2.20% to 2.50%, or (ii) and alternative base rate plus a margin ranging from 1.20% to 1.50%, depending on the loan to value ratio. In addition, the amendment and restatement amended the definitions of Change of Control and Permitted Properties (as used in connection with eligible collateral). Finally, the new maturity date of the Citizens Facility is July 16, 2028, and may be extended pursuant to two one-year extension options, subject to continuing compliance with the financial covenants and other customary conditions, and the payment of an extension fee. As of September 30, 2025, properties including the Lewisville, Madison Ave, De Anza, Fisher Road, GR, and WAG Portfolio Properties were pledged as collateral.

On March 12, 2025, the WAG Portfolio Loan was refinanced for $20,249,111. As part of the refinancing, the loan was incorporated in the Citizens Facility, with the WAG Portfolio Loan pledged as collateral. The loan draw is governed by the same terms and conditions outlined in the Credit Facility Agreement.

As of September 30, 2025, the amounts outstanding under the Citizens Facility were approximately $112.1 million.

As of September 30, 2025 and December 31, 2024, the Company’s Loans payable balance was $606,241,526 and $549,780,728, net of deferred financing costs, respectively. As of September 30, 2025 and December 31, 2024, deferred financing costs were $5,432,209 and $5,001,576, net of accumulated amortization of $4,307,151 and $3,216,728, respectively, which has been accounted for within Interest expense on the consolidated statements of operations.

Information on the Company’s Loans payable as of September 30, 2025 and December 31, 2024 is as follows:

Description	September 30, 2025
	FM Property	CO Property	Net Lease DST Property	Buchanan Property	Keller Springs Property	Summerfield Property	Valencia Property	Credit Facility	Kacey Property	Industry Property	ON3 Property	West End Property	Palms Property	Pearland Property	WAG MH Property	Total
Principal amount of loans	$21,000,000	$26,550,000	$22,495,184	$9,600,000	$33,500,000	$76,575,000	$55,200,000	$112,100,399	$40,640,000	$43,200,000	$66,731,250	$29,000,000	$20,000,000	$22,500,000	$32,581,902	$611,673,735
Less: Deferred financing costs, net of accumulated amortization of $4,307,151	(60,295)	(121,057)	(156,360)	(47,920)	(1,248,596)	(120,768)	(514,998)	(1,101,024)	(233,003)	(281,371)	(633,158)	(307,755)	(269,681)	(336,223)	-	(5,432,209)
Loans payable, net of deferred financing costs and amortization	$20,939,705	$26,428,943	$22,338,824	$9,552,080	$32,251,404	$76,454,232	$54,685,002	$110,999,375	$40,406,997	$42,918,629	$66,098,092	$28,692,245	$19,730,319	$22,163,777	$32,581,902	$606,241,526

Description	December 31, 2024
	FM Property	CO Property	Net Lease DST Property	Buchanan Property	Keller Springs Property	Summerfield Property	Valencia Property	Credit Facility	Kacey Property	Industry Property	ON3 Property	West End Property	Palms Property	Pearland Property	WAG Portfolio Property	Total
Principal amount of loans	$21,000,000	$26,550,000	$22,495,184	$9,600,000	$33,500,000	$76,575,000	$55,200,000	$61,155,176	$40,640,000	$43,200,000	$66,731,250	$29,000,000	$20,000,000	$22,500,000	$26,635,694	$554,782,304
Less: Deferred financing costs, net of accumulated amortization of $3,216,728	(74,150)	(134,075)	(175,506)	(53,231)	(1,408,556)	(137,183)	(581,753)	(147,336)	(261,252)	(315,018)	(705,055)	(341,002)	(298,812)	(368,647)	-	(5,001,576)
Loans payable, net of deferred financing costs and amortization	$20,925,850	$26,415,925	$22,319,678	$9,546,769	$32,091,444	$76,437,817	$54,618,247	$61,007,840	$40,378,748	$42,884,982	$66,026,195	$28,658,998	$19,701,188	$22,131,353	$26,635,694	$549,780,728

For the nine months ended September 30, 2025 and September 30, 2024, the Company incurred $21,409,359 and $20,562,703, respectively, of interest expense, and for the three months ended September 30, 2025 and September 30, 2024 the Company incurred $7,324,271 and $7,105,148, respectively, of interest expense, which is included within Interest expense on the consolidated statements of operations. As of September 30, 2025 and December 31, 2024, $1,862,935 and $1,868,146, respectively, was unpaid and is recorded as accrued interest payable on the Company’s consolidated balance sheets. All of the unpaid interest expense accrued as of September 30, 2025 and December 31, 2024 was paid during October 2025 and January 2025, respectively.

Also included within Interest expense on the consolidated statements of operations is amortization of deferred financing costs, which, for the nine months ended September 30, 2025 and September 30, 2024, was $1,090,423 and $856,181, respectively. For the three months ended September 30, 2025 and September 30, 2024, was $333,756 and $242,100, respectively.

The following table presents the future principal payments due under the Company’s loan agreements as of September 30, 2025:

Year	Amount
2025 (remaining)	—
2026	55,077,086
2027	—
2028	159,650,399
2029	9,600,000
Thereafter	387,346,250
Total	$611,673,735

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

As of September 30, 2025, the Company’s total number of authorized shares was 400,000,000, consisting of 10,000,000 of Class AX authorized common shares, 5,000,000 of Class TX authorized common shares, 5,000,000 of Class IX authorized common shares, 100,000,000 of Class T authorized common shares, 20,000,000 of Class S authorized common shares, 60,000,000 of Class D authorized common shares, and 200,000,000 of Class I authorized common shares. The Class AX Shares, Class D Shares, Class I Shares, Class IX Shares, Class S Shares, Class T Shares and Class TX Shares have the same voting rights and rights upon liquidation, although distributions are expected to differ due to the distribution fees payable with respect to Class D Shares, Class S Shares, Class T Shares and Class TX Shares, which will reduce distributions to the holders of such classes of shares.

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

As of September 30, 2025, the Company had 11,623,418 shares of its common stock outstanding (consisting of 3,164,718 Class AX Shares, 4,851 Class TX Shares, 1,045,329 Class IX Shares, 5,557,130 Class I Shares, 1,328,153 Class T Shares, 517,822 Class D shares, and 5,415 Class S shares) in the Offerings.

As of December 31, 2024, the Company had 12,604,572 shares of its common stock outstanding (consisting of 3,525,933 Class AX Shares, 6,067 Class TX Shares, 1,129,756 Class IX Shares, 5,935,802 Class I Shares, 1,437,326 Class T Shares, 562,589 Class D Shares and 7,099 Class S Shares) in the Offerings.

As of September 30, 2025, the Company had aggregate net proceeds of $303,248,555 in the Offerings. As of December 31, 2024, the Company had aggregate net proceeds of $323,152,589 in the Offerings. The aggregate net proceeds consists of gross proceeds less distribution fees, O&O Cost, and redemptions.

Distributions

The Company’s board of directors has authorized, and the Company has declared, distributions for the period September 1, 2020 through November 1, 2025 in an amount equal to $0.004234973 per day (or approximately $1.55 on an annual basis) per each share of common stock and OP unit, less, for holders of certain classes of shares, the distribution fees that are payable with respect to such classes of shares as further described in the applicable prospectus. The distributions are payable by the 5th business day following each month end to stockholders of record at the close of business each day during the prior month.

As of September 30, 2025 and December 31, 2024, the Company has declared cumulative distributions of $109,364,514 and $95,295,921, respectively, of which $1,477,172 and $1,645,729, respectively, was unpaid as of the respective reporting dates and has been recorded as distributions payable on the accompanying consolidated balance sheets. All of the unpaid distributions as of September 30, 2025 and December 31, 2024, were paid during October 2025 and January 2025, respectively. As of September 30, 2025 and December 31, 2024, distributions reinvested pursuant to the Company’s DRP were $33,106,999 and $28,920,988, respectively.

Redemptions

Stockholders are eligible to have their shares repurchased by the Company pursuant to the Fourth Amended and Restated Share Repurchase Program ("Amended SRP").

Repurchases of shares under the Amended SRP are made on a monthly basis. Subject to the limitations of and restrictions provided for in the Amended SRP, and subject to funds being available, shares repurchased under the Amended SRP are repurchased at the transaction price in effect on the date of repurchase, which, generally will be a price equal to the NAV per share applicable to the class of shares being repurchased and most recently disclosed by the Company in a public filing with the SEC. Under the Amended SRP, the Company may repurchase during any calendar month shares of its common stock whose aggregate value (based on the repurchase price per share in effect when the repurchase is effected) is 2% of the aggregate NAV as of the last calendar day of the previous month and during any calendar quarter whose aggregate value (based on the repurchase price per share in effect when the repurchase is effected) is up to 5% of the Company’s aggregate NAV as of the last calendar day of the prior calendar quarter. During the nine months ended September 30, 2025, the Company received repurchase requests that exceeded the 2% monthly limit and 5% quarterly limit under the Company's Amended SRP. Therefore, as a result of the aforementioned monthly and quarterly limits, the Company repurchased less than the full amount of shares requested during the nine months ended September 30, 2025.

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

During the three and nine months ended September 30, 2025, the Company repurchased 609,000 and 1,434,250 shares, in the amount of $12,125,103 and $28,894,257, respectively, $2,522,125 of which were outstanding at September 30, 2025. The amount outstanding at September 30, 2025 were paid during October 2025.

During the three and nine months ended September 30, 2024, the Company repurchased 704,832 and 2,147,630 shares, in the amount of $14,641,053 and $46,395,463, respectively, $7,027,791 of which were outstanding at September 30, 2024. The amount outstanding at September 30, 2024 were paid during October 2024.

Non-controlling Interest

Special Unit Holder

The Special Unit Holder has invested $1,000 in the Operating Partnership and has been issued a special class of limited partnership units as part of the overall consideration for the services to be provided by the Advisor. In addition, the Special Unit Holder is entitled to receive a performance participation distribution from the Operating Partnership, subject to certain terms and calculations as defined within the amended Operating Partnership agreement. Such allocation (the “Performance Participation Allocation”) is paid in cash annually and accrued monthly. The Special Unit Holder is entitled to $9,553,541, pursuant to the Performance Participation Allocation, which has been paid in full by the Company as of the first quarter of 2023. The Special Unit Holder investment in the Operating Partnership, including the Performance Participation Allocation, have been recorded as components of Non-controlling interests in subsidiaries on the consolidated balance sheets as of September 30, 2025 and December 31, 2024, respectively.

Non-controlling interest in the SF Property SPE

Based on the Company’s consolidation analysis, which was performed in accordance with ASC 810 as described in the “Variable Interest Entities” section of Note 2 — Summary of Significant Accounting Policies, management has determined that the Company is the primary beneficiary of the SF Property SPE. Accordingly, the Company has consolidated the SF Property SPE. As of September 30, 2025, the Company’s ownership interest in the SF Property SPE was 75%, and Graham Street Realty ("GSR") interest was 25%. GSR’s total ownership interest of $2,697,340 has been recorded as a component of Non-controlling interests in subsidiaries on the Company’s consolidated balance sheet as of September 30, 2025.

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

On August 16, 2024, the Company, through the Operating Partnership, and the Keller DST entered into a managing broker-dealer agreement (the "Keller DST Dealer Manager Agreement"), with the Dealer Manager, pursuant to which the Dealer Manager agreed to conduct a private placement offering (the "Keller DST Offering") of up to $38,650,000 of the Keller DST's beneficial interest representing 95% of the interests to third party investors on a "best efforts" basis. As of September 30, 2025, the Keller DST has received gross proceeds of $38,010,977 from the Keller DST Offering. As of September 30, 2025, the Company's ownership interest in the Keller Property was 5%, and third parties' was 95%. The third parties’ total ownership interest of $18,621,887 has been recorded as a component of Non-controlling interests in subsidiaries on the Company’s consolidated balance sheet as of September 30, 2025.

Non-controlling interest in Valencia DST

Based on the Company’s consolidation analysis, which was performed in accordance with ASC 810 as described in the “Variable Interest Entities” section of Note 2 — Summary of Significant Accounting Policies, management has determined that the Company is the primary beneficiary of the Valencia DST. Accordingly, the Company has consolidated the Valencia DST. As of September 30, 2025, the Company’s ownership interest in the Valencia DST was 10% and other parties’ interest was 90%. The other parties’ total ownership interest of $33,930,904 has been recorded as a component of Non-controlling interests in subsidiaries on the Company’s consolidated balance sheet as of September 30, 2025.

Non-controlling interest in Kacey DST

Based on the Company’s consolidation analysis, which was performed in accordance with ASC 810 as described in the “Variable Interest Entities” section of Note 2 – Summary of Significant Accounting Policies, management has determined that the Company is the primary beneficiary of the Kacey DST. Accordingly, the Company has consolidated the Kacey DST. As of September 30, 2025, the Company’s ownership interest in the Kacey DST was 10% and other parties’ interest was 90%. The other parties’ total ownership interest of $17,697,544 has been recorded as a component of Non-controlling interests in subsidiaries on the Company’s consolidated balance sheet as of September 30, 2025.

In connection with the acquisition of the Kacey Property, a wholly owned subsidiary of the Operating Partnership entered a joint venture (the “Kacey MT JV”) between the wholly owned subsidiary of the Operating Partnership and affiliates of CAF Capital Partners ("CAF"), an unrelated third party. As of September 30, 2025, the Company’s ownership interest in the Kacey MT JV was 100%, and CAF no longer has interest in the Kacey MT JV.

Non-controlling interest in Industry DST

Based on the Company’s consolidation analysis, which was performed in accordance with ASC 810 as described in the “Variable Interest Entities” section of Note 2 – Summary of Significant Accounting Policies, management has determined that the Company is the primary beneficiary of the Industry DST. Accordingly, the Company has consolidated the Industry DST. As of September 30, 2025, the Company’s ownership interest in the Industry DST was 10% and other parties’ interest was 90%. The other parties’ total ownership interest of $25,452,668 has been recorded as a component of non-controlling interests in subsidiaries on the Company’s consolidated balance sheet as of September 30, 2025.

In connection with the acquisition of the Industry Property, a wholly owned subsidiary of the Operating Partnership entered a joint venture (the “Industry MT JV”) between the wholly owned subsidiary of the Operating Partnership and affiliates of BH Equities, LLC (“BH”). As of September 30, 2025, the Company’s ownership interest in the Industry MT JV was 100% and BH no longer has interest in the Industry MT JV.

Non-controlling interest in the Net Lease DST

On November 23, 2021, the Company, through the Operating Partnership and the Net Lease DST entered into a managing broker-dealer agreement, (the “DST Dealer Manager Agreement”), with the Dealer Manager, pursuant to which the Dealer Manager agreed to conduct a private placement offering, (the “DST Offering”), of up to $21,620,000 of the Net Lease DST’s beneficial interest representing 100% of the interests to third party investors on a “best efforts” basis. As of September 30, 2025, the Net Lease DST has received gross proceeds of $21,620,000 from the DST Offering. As of September 30, 2025, the Operating Partnership exercised its fair market value option to acquire 3.77% of equity interest in the Net Lease DST.

Based on the Company’s consolidation analysis, which was performed in accordance with ASC 810 as described in the “Variable Interest Entities” section of Note 2 – Summary of Significant Accounting Policies, management has determined that the Company is the primary beneficiary of the Net Lease DST. Accordingly, the Company has consolidated the Net Lease DST. As of September 30, 2025, the Company's ownership interest in the Net Lease DST was 3.77% and other parties’ interest was 96.23%. The other parties’ total ownership interest of $9,773,118 has been recorded as a component of Non-controlling interests in subsidiaries on the Company’s consolidated balance sheet as of September 30, 2025.

Non-controlling interest in the Longmire DST

Based on the Company’s consolidation analysis, which was performed in accordance with ASC 810 as described in the “Variable Interest Entities” section of Note 2 – Summary of Significant Accounting Policies, management has determined that the Company is the primary beneficiary of the Longmire Property. Accordingly, the Company has consolidated the Longmire DST. On July 18, 2025, the Company purchased CAF's remaining interest in the Longmire Property. In addition, on August 20, 2025, as part of a larger restructuring plan, the Longmire Property was transferred into the Longmire DST, which was entered into between the Operating Partnership, 1840 Longmire Road Owner, LLC (the "Longmire Depositor"), and the trustees as outlined in the Longmire DST agreement.

On August 20, 2025, the Company, through the Operating Partnership, and the Longmire DST entered into a managing broker-dealer agreement (the "Longmire DST Dealer Manager Agreement"), with the Dealer Manager, pursuant to which the Dealer Manager agreed to conduct a private placement offering (the "Longmire DST Offering") of up to $36,046,819 of the Longmire DST's beneficial interest representing 100% of the interests to third party investors on a "best efforts" basis. As of September 30, 2025, the Longmire DST has received gross proceeds of $4,369,651 from the Longmire DST Offering. As of September 30, 2025, the Company’s ownership interest in the Longmire Property was 91.46% and third parties' interest was 8.54%. The third parties' total ownership interest of $4,241,017 has been recorded as a component of Non-controlling interests in subsidiaries on the Company’s consolidated balance sheet as of September 30, 2025.

Non-controlling interest in ON3 DST

Based on the Company’s consolidation analysis, which was performed in accordance with ASC 810 as described in the “Variable Interest Entities” section of Note 2 – Summary of Significant Accounting Policies, management has determined that the Company is the primary beneficiary of the ON3 DST. Accordingly, the Company has consolidated the ON3 DST. As of September 30, 2025, the Company’s ownership interest in the ON3 DST was 10% and other parties’ interest was 90%. The other parties’ total ownership interest of $52,741,064 has been recorded as a component of Non-controlling interests in subsidiaries on the Company’s consolidated balance sheet as of September 30, 2025.

Non-controlling interest in West End DST

Based on the Company’s consolidation analysis, which was performed in accordance with ASC 810 as described in the “Variable Interest Entities” section of Note 2 – Summary of Significant Accounting Policies, management has determined that the Company is the primary beneficiary of the West End DST. Accordingly, the Company has consolidated the West End DST. As of September 30, 2025, the Company's ownership interest in the West End DST was 10% and other parties' interest was 90%. The other parties' total ownership interest of $34,123,673 has been recorded as a component of Non-controlling interests in subsidiaries on the Company's consolidated balance sheet as of September 30, 2025.

In connection with the acquisition of the West End Property, a wholly owned subsidiary of the Operating Partnership entered a joint venture (the “West End MT JV”) between the wholly owned subsidiary of the Operating Partnership and affiliates of BH. As of September 30, 2025, the Company’s ownership interest in the West End MT JV was 90% and BH’s interest was 10%. BH’s total ownership interest of $20,035 has been recorded as a component of Non-controlling interests in subsidiaries on the Company’s consolidated balance sheet as of September 30, 2025.

Non-controlling interest in Palms DST

Based on the Company’s consolidation analysis, which was performed in accordance with ASC 810 as described in the “Variable Interest Entities” section of Note 2 – Summary of Significant Accounting Policies, management has determined that the Company is the primary beneficiary of the Palms DST. Accordingly, the Company has consolidated the Palms DST. As of September 30, 2025, the Company's ownership interest in the Palms DST was 10% and other parties' interest was 90%. The other parties' total ownership interest of $25,021,510 has been recorded as a component of Non-controlling interests in subsidiaries on the Company's consolidated balance sheet as of September 30, 2025.

In connection with the acquisition of the Palms Property, a wholly owned subsidiary of the Operating Partnership entered a joint venture (the “Palms MT JV”) between the wholly owned subsidiary of the Operating Partnership and affiliates of CAF. As of September 30, 2025, the Company's ownership interest in the Palms MT JV was 100% and CAF no longer has interest in the Palms MT JV.

Non-controlling interest in Pearland DST

Based on the Company's consolidation analysis, which was performed in accordance with ASC 810 as described in the "Variable Interest Entities" section of Note 2 – Summary of Significant Accounting Policies, management has determined that the Company is the primary beneficiary of the Pearland DST. Accordingly, the Company has consolidated the Pearland DST. As of September 30, 2025, the Company's ownership interest in the Pearland DST was 5% and other parties' interest was 95%. The other parties' total ownership interest of $15,652,250 has been recorded as a component of Non-controlling interests in subsidiaries on the Company's consolidated balance sheet as of September 30, 2025.

In connection with the acquisition of the Pearland Property, a wholly owned subsidiary of the Operating Partnership entered a joint venture (the "Pearland MT JV") between the wholly owned subsidiary of the Operating Partnership and affiliates of CAF. As of September 30, 2025, the Company's ownership interest in the Pearland MT JV was 100% and CAF no longer has interest in the Pearland MT JV.

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

As of September 30, 2025, the Operating Partnership issued Class I OP Units to third party investors in exchange for 3.77% of equity interest in the Net Lease DST.

The following table summarizes the number of Class I OP Units and Class T OP Units issued and outstanding to third-party investors:

	For the Nine Months Ended September 30,
	2025	2024
Balance at the beginning of the year	2,134,758	—
Issuance of Class I OP Units	898,760	—
Balance at the end of period	3,033,518	—

Note 10 – Related Party Transactions

Jointly Owned Investments

As of September 30, 2025 and December 31, 2024, the Company owned interests in ten jointly owned investments with some or all of the remaining interest held by affiliates of the Advisor. Subsequently after each acquisition, the interests held by the affiliates of the Advisor have been sold back to the Company or/and syndicated to third party investors through a private placement offering, The Company consolidates nine of these joint ventures as the primary beneficiary and accounts for the one remaining investment under the equity method of accounting. Refer to the “Variable Interest Entities” section of Note 2 – Summary of Significant Accounting Policies for further information on the Company’s VIE policy.

Keller Springs Restructuring

On July 24, 2024, the Company completed a series of transactions to transfer the Keller Property into the Keller DST, with the ability to syndicate out 95% of its interests to third-party investors. As of September 30, 2025, the Keller DST has syndicated out 95% of its interests to third-party investors.

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

Net Lease DST

As of September 30, 2025, the Operating Partnership issued 898,760 Class I OP Units in exchange for 3.77% of the equity interests in the Net Lease DST.

Longmire Restructuring

On August 20, 2025, the Company completed a series of transactions to transfer the Longmire Property into the Longmire DST, with the ability to syndicate out 100% of its interests to third-party investors. As of September 30, 2025, the Longmire DST has syndicated out 8.54% of its interests to third-party investors.

Fees and Expenses

The Company and the Advisor are parties to an amended and restated advisory agreement, dated as of June 29, 2018 (as amended to date, the “Amended Advisory Agreement”). Pursuant to the Amended Advisory Agreement, and subject to certain restrictions and limitations, the Advisor is responsible for managing the Company's affairs on a day-to-day basis and for identifying, originating, acquiring and managing investments on behalf of the Company. For providing such services, the Advisor receives the following fees and reimbursements from the Company.

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

As of September 30, 2025 and December 31, 2024, the Advisor had incurred $15,345,981 and $14,747,673, respectively, of O&O Costs (other than upfront selling commissions, dealer manager fees and distribution fees) on behalf of the Company. The amount of the Company’s obligation is limited to the 1% Cap less any reimbursement payments made by the Company to the Advisor for O&O Costs incurred. As of both September 30, 2025 and December 31, 2024, organizational costs of $90,675, were expensed and offering costs of $3,978,102, were charged to stockholders’ equity. As of both September 30, 2025 and December 31, 2024, the Company has made reimbursement payments of $4,068,777, to the Advisor for O&O Costs incurred. As of September 30, 2025, the Advisor has continued to pay all O&O Costs on behalf of the Company.

Asset Management Fees. Asset management fees are due to the Advisor. Asset management fees payable to the Advisor consist of monthly fees equal to one-twelfth of 1.20% of the Company’s most recently disclosed NAV.

For the nine months ended September 30, 2025, and September 30, 2024, the Company incurred asset management fees of $2,735,290 and $2,746,620, respectively, and for the three months ended September 30, 2025 and September 30, 2024, the Company incurred asset management fees of $898,427 and $853,122, respectively. As of September 30, 2025, the total unpaid asset management fees was $4,586,567 and has been included within Due to related parties on the consolidated balance sheet. The amount of asset management fees incurred by the Company during the applicable period is included in the calculation of the limitation of operating expenses pursuant to the 2%/25% Guidelines (as defined and described below).

Other Operating Expenses. Pursuant to the terms of the Advisory Agreement, the Company is obligated to reimburse the Advisor for certain operating expenses. Beginning October 1, 2018, the Company was subject to the limitation that it generally may not reimburse the Advisor for any amounts by which the total operating expenses at the end of the four preceding fiscal quarters exceeds the greater of (i) 2% of average invested assets (as defined in the Advisory Agreement) and (ii) 25% of net income other than any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of investments for that period (the “2%/25% Guidelines”). If the Company’s independent directors determine that all or a portion of such amounts in excess of the limitation are justified based on certain factors, the Company may reimburse amounts in excess of the limitation to the Advisor. In addition, beginning on October 1, 2018, the Company may request any operating expenses that were previously reimbursed to the Advisor in prior or future periods in excess of the limitation to be remitted back to the Company. As of September 30, 2025, the Company has reimbursed $6,641,266 of the operating expense reimbursement obligation to the Advisor and has accrued but not reimbursed $4,697,769 in operating expenses pursuant to the Advisory Agreement, which represents the current operating expense reimbursement obligation to the Advisor.

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

As of September 30, 2025, the total amount of unreimbursed operating expenses was $20,642,746. This includes operating expenses incurred by the Advisor on the Company’s behalf which have not been invoiced to the Company and also amounts invoiced to the Company by the Advisor but not yet reimbursed (“Unreimbursed Operating Expenses”). The amount of operating expenses incurred by the Advisor during the nine months ended September 30, 2025 and September 30, 2024 which were not invoiced to the Company amounted to $2,725,739 and $2,376,696, respectively.

Property Management Fees. The Company may engage the Advisor or an affiliate to serve as a property manager with respect to a particular property. The Company will pay the Advisor property management fees for such services. For the nine months ended September 30, 2025 and September 30, 2024, the Company incurred property management fees of $1,836,502 and $1,962,343, respectively, and for the three months ended September 30, 2025 and September 30, 2024, the Company incurred property management fees of $613,532 and $625,642, respectively. The property management fees incurred during the month of September 30, 2025 of $712,252 was unpaid as of September 30, 2025 and has been included within Due to related parties on the consolidated balance sheet.

Leasing Commissions. If the Advisor or an affiliate is the Company’s primary leasing agent, then the Company will pay customary leasing fees in amount that is usual and customary in that geographic area for that type of property. As of September 30, 2025, no amount was incurred by the Company. As of December 31, 2024, the Company had incurred lease commissions of $31,250.

Insurance Brokerage Commissions

An insurance broker engaged by the Company to insure the Company and certain of the Company’s properties pays a commission to a subsidiary of CFLP based on the insurance premiums paid by the Company. For the nine months ended September 30, 2025, the insurance broker paid less than $150,000 in commissions to the subsidiary of CFLP.

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

As of September 30, 2025, the likelihood, probability and timing of each of the possible occurrences or events listed in the preceding sentences (i) and (ii) in the above paragraph are individually and collectively uncertain. Additionally, whether or not the Company will have fully invested the proceeds from Initial Offering and also whether the Company’s stockholders will have received, or are deemed to have received, in the aggregate, cumulative distributions equal to their invested capital plus a 6% cumulative, non-compound annual pre-tax return on such invested capital at the time of any such occurrence or event is also uncertain. As of both September 30, 2025 and December 31, 2024, CFI has paid Sponsor Support totaling $5,374,526, which will be subject to reimbursement by the Company to CFI in the event of these highly conditional circumstances.

The following summarizes the fees payable to the Dealer Manager:

Distribution Fees. Under the Dealer Manager Agreements, distribution fees are payable to the Dealer Manager with respect to the Company’s Class TX Shares, Class T Shares, Class S Shares and Class D Shares, all or a portion of which may be re-allowed by the Dealer Manager to participating broker-dealers. Under the Dealer Manager Agreement for the Initial Offering, the distribution fees for Class TX Shares accrue daily and are calculated on outstanding Class TX Shares issued in the Primary Offering in an amount equal to 1.0% per annum of (i) the gross offering price per Class TX Share in the Primary Offering, or (ii) if the Company is no longer offering Class TX Shares in a public offering, the most recently published per share NAV of Class TX Shares. Under the Dealer Manager Agreements for the Follow-On Offering and the Third Offering, the Company has agreed to pay the Dealer Manager (a) with respect to the Class T Shares and Class S Shares, a distribution fee in an annual amount equal to 0.85% of the aggregate NAV of the outstanding Class T Shares and Class S Shares, as applicable, and (b) with respect to the Class D Shares, a distribution fee in an annual amount equal to 0.25% of the aggregate NAV of the outstanding Class D Shares. The distribution fees are payable monthly in arrears and are paid on a continuous basis from year to year. During the nine months ended September 30, 2025 and September 30, 2024, the Company paid distribution fees of $183,940 and $231,986, respectively. As of September 30, 2025 and December 31, 2024, the Company has incurred a liability of $20,843 and $23,586, respectively, which is included within Due to related parties on the consolidated balance sheets, $17,761 and $25,575, respectively, of which was due as of September 30, 2025 and December 31, 2024 and paid during October 2025 and January 2025, respectively.

In addition, during the nine months ended September 30, 2025, the Company paid distribution fees of $50,739 in connection with the issuance of its Class T OP Units. The Company did not pay any distributions fees during the nine months ended September 30, 2024. As of September 30, 2025 , the Company has incurred a distribution fee liability of $3,321 in connection with issuance of its Class T OP Units, which is included within Due to related parties on the consolidated balance sheets and paid during October 2025. As of December 31, 2024, the Company did not incur a distribution fee liability in connection with issuance of its Class T OP Units.

Selling Commissions. Selling commissions payable to the Dealer Manager in the Initial Offering consisted of (i) up to 1% of gross offering proceeds paid by CFI for Class AX Shares and Class TX Shares and, (ii) up to 5% and 2% of gross offering proceeds from the sale of Class AX Shares and Class TX Shares, respectively. No selling commissions were payable with respect to Class IX Shares. Selling commissions in the Follow-On Offering and Third Offering consist of 3% and 3.5% of gross offering proceeds from the sale of Class T Shares and Class S Shares, respectively. All or a portion of such selling commissions may be re-allowed to participating broker-dealers. No selling commissions will be payable with respect to Class D and Class I shares. For the nine months ended September 30, 2025 and the year ended December 31, 2024, the Company incurred $15,609 and $69,896 of selling commissions, respectively, which is included within Additional paid-in capital on the consolidated balance sheets. At both September 30, 2025 and December 31, 2024, $1,182,925 of Sponsor Support, has been recorded and has been reimbursed by CFI. No Sponsor Support payment was due at September 30, 2025, as Sponsor Support ended with the termination of the Primary Offering.

Dealer Manager Fees. Dealer manager fees payable to the Dealer Manager in the Initial Offering consisted of up to 3.0% of gross offering proceeds from the sale of Class AX Shares and Class TX Shares sold in the Primary Offering and up to 1.5% of gross offering proceeds from the sale of Class IX Shares sold in the Primary Offering, all of which were paid by CFI. A portion of such dealer manager fees may be re-allowed to participating broker-dealers as a marketing fee. Dealer Manager fees payable to the Dealer Manager in the Follow-On Offering and Third Offering consist of up to 0.5% of gross offering proceeds from the sale of Class T Shares sold in the primary portion of the Follow-On Offering and Third Offering. No dealer manager fees will be payable with respect to Class S Shares, Class D Shares and Class I Shares. For the nine months ended September 30, 2025 and the year ended December 31, 2024, the Company recorded $2,763 and $14,242 of dealer manager fees, respectively, which is included within Additional paid-in capital on the consolidated balance sheets. As of both September 30, 2025 and December 31, 2024, all of the Sponsor Support related to dealer manager fees has been recorded and $4,191,601, has been reimbursed by CFI. No Sponsor Support payment was due at September 30, 2025, as Sponsor Support ended with the termination of the Primary Offering.

The following table summarizes the above mentioned fees and expenses incurred by the Company and amounts of investment funding due by the Company for the nine months ended September 30, 2025:

		Due to related parties as of	Nine months ended September 30, 2025		Due to related parties as of
Type of Fee or Reimbursement	Financial Statement Location	December 31, 2024	Incurred	Paid	September 30, 2025
Management Fees
Asset management fees	Management fees	$4,291,482	$2,735,290	$2,440,205	$4,586,567
Property management and oversight fees	Management fees	442,422	1,836,502	1,566,672	712,252
Organization, Offering and Operating Expense Reimbursements
Operating expenses(1)	General and administrative expenses	4,245,085	—	368,083	3,877,002
Expense reimbursement(2)	Property operating expenses	2,972,502	3,842,585	—	6,815,087
Offering costs(3)	Additional paid-in capital	—	—	—	—
Commissions and Fees
Selling commissions and dealer manager fees, net	Additional paid-in capital	—	18,372	18,372	—
Distribution fees(4)	Additional paid-in capital	23,586	235,257	234,679	24,164
Investment Funding
Distribution due	Additional paid-in capital	—	—	—	—
Application fee reimbursement(5)	Investment in real estate, net	100,000	—	—	100,000
Good faith deposit reimbursement(6)	Investment in real estate, net	670,000	—	—	670,000
Membership interest purchase reimbursement(7)	Additional paid-in capital	119,384	—	—	119,384
Total		$12,864,461	$8,668,006	$4,628,011	$16,904,456

Note: (1) As of September 30, 2025, the Advisor has incurred, on behalf of the Company, a total of $20,642,746 in Unreimbursed Operating Expenses, including a total of $2,725,739 for the nine months ended September 30, 2025 for which the Advisor has not invoiced the Company for reimbursement. The total amount of Unreimbursed Operating Expenses may, in future periods, be subject to reimbursement by the Company pursuant to the terms of the Advisory Agreement.

(2) Reflects amounts owed to CFI from the Company in relation to real estate tax payments for the West End Property, the Pearland Property, the Palms Property, the Longmire Property, and the Keller Property and insurance payments for the Fisher Road Property.

(3) As of September 30, 2025, the Advisor has incurred, on behalf of the Company, a total of $15,345,981 of O&O Costs, of which the Company’s obligation has been satisfied, pursuant to the 1% Cap.

(4) The incurred amount reflects the change in accrual.

(5) Reflects amounts owed to CFI from the Company in relation to the loan application deposit for the ON3 Property.

(6) Reflects a good faith deposit owed to CFI in connection with the Keller Property loan refinance.

(7) Reflects amount owed to CFI in connection with the Summerfield MT JV remaining interest purchase on behalf of CFIT.

The following table summarizes the above mentioned fees and expenses incurred by the Company for the year ended December 31, 2024:

		Due to related parties as of	Year ended December 31, 2024		Due to related parties as of
Type of Fee or Reimbursement	Financial Statement Location	December 31, 2023	Incurred	Paid	December 31, 2024
Management Fees
Asset management fees	Management fees	$719,851	$3,571,631	$—	$4,291,482
Property management and oversight fees	Management fees	80,762	2,511,875	2,150,215	442,422
Organization, Offering and Operating Expense Reimbursements
Operating expenses(1)	General and administrative expenses	4,245,085	—	—	4,245,085
Expense reimbursement(2)	Property operating expenses	393,887	2,578,615	—	2,972,502
Offering costs(3)	Additional paid-in capital	—	—	—	—
Commissions and Fees					—
Selling commissions and dealer manager fees, net	Additional paid-in capital	—	84,138	84,138	—
Distribution fees(4)	Additional paid-in capital	34,208	287,317	297,939	23,586
Investment Funding					—
Distribution due	Additional paid-in capital	202,430	—	202,430	—
Application fee reimbursement(5)	Investment in real estate, net	100,000	—	—	100,000
Good faith deposit reimbursement(6)	Investment in real estate, net	—	670,000	—	670,000
Membership interest purchase reimbursement(7)	Additional paid-in capital	—	119,384	—	119,384
Total		$5,776,223	$9,822,960	$2,734,722	$12,864,461

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

(3) As of December 31, 2024, the Advisor has incurred, on behalf of the Company, a total of $14,747,673 of O&O Costs, of which the Company’s obligation has been satisfied, pursuant to the 1% Cap.

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

As of September 30, 2025, CFI has invested $6,650,001 in the Company through the purchase of 262,262 shares (8,180 Class AX Shares for an aggregate purchase price of $200,001, 183,157 Class IX Shares for an aggregate purchase price of $4,582,280, and 70,925 Class I Shares for an aggregate purchase price of $1,867,720). CFI purchased 125,157 of the Class IX Shares in the amount of $3,132,280 pursuant to the Distribution Support Agreement, which provided that in certain circumstances where the Company’s cash distributions exceed the Company’s modified funds from operations, CFI will purchase up to $5.0 million of Class IX Shares (including the $2.0 million of shares purchased in order to satisfy the Minimum Offering Requirement) at the then current offering price per Class IX Share net of dealer manager fees to provide additional cash to support distributions to the Company’s stockholders. On August 10, 2020, the Company and CFI entered into the Amended Distribution Support Agreement to ensure that the Company has a sufficient amount of funds to pay cash distributions to stockholders during the Follow-On Offering. CFI purchased 70,925 of the Class I Shares in the amount of $1,867,720 pursuant to the Amended Distribution Support Agreement, which provides that in the event that cash distributions exceed MFFO, CFI will purchase Class I Shares from the Company in the Follow-On Offering in an amount equal to the distribution shortfall, up to $5 million (less the $2.0 million of shares purchased by CFI in order to satisfy the Minimum Offering Requirement and any shares purchased by CFI pursuant to the Distribution Support Agreement in the Initial Offering). CFI has fulfilled its remaining obligation pursuant to the Amended Distribution Support Agreement in the second quarter of 2022 and CFI has no remaining obligation pursuant to the Amended Distribution Support Agreement.

Sponsor Support

The Company’s sponsor, CFI, is a Delaware limited liability company and an affiliate of CFLP. CFI has paid a portion of selling commissions and all of the dealer manager fees, up to a total of 4% of gross offering proceeds from the sale of Class AX Shares and Class TX Shares, as well as 1.5% of gross offering proceeds from the sale of Class IX Shares, incurred in connection with the Initial Offering. The Company will reimburse such expenses (i) immediately prior to or upon the occurrence of a liquidity event, including (A) the listing of the Company’s common stock on a national securities exchange or (B) a merger, consolidation or a sale of substantially all of the Company’s assets or any similar transaction or any transaction pursuant to which a majority of the Company’s board of directors then in office are replaced or removed, or (ii) upon the termination of the Amended Advisory Agreement by the Company or by the Advisor. In each such case, the Company only will reimburse CFI after the Company has fully invested the proceeds from the Initial Offering and the Company’s stockholders have received, or are deemed to have received, in the aggregate, cumulative distributions equal to their invested capital plus a 6% cumulative, non-compounded annual pre-tax return on such invested capital. As of September 30, 2025, CFI has paid Sponsor Support totaling $5,374,526.

Note 11 - Variable Interest Entities

As of September 30, 2025 and December 31, 2024, certain VIEs have been identified. In regard to the Company’s investment in the SF Property, the Keller Property, the Valencia Property, the Kacey Property, the Net Lease DST, the Industry Property, the Longmire Property, the ON3 Property, the West End Property, the Palms Property, and the Pearland Property, the Company has determined itself to be the primary beneficiary because the Company has a significant variable interest in and control over the SF Property, Keller Property, the Valencia Property, the Kacey Property, the Net Lease DST, the Industry Property, the Longmire Property, the ON3 Property, the West End Property, the Palms Property, and the Pearland Property. Therefore, the Company has consolidated the SF Property, the Keller Property, the Valencia Property, the Kacey Property, the Net Lease DST, the Industry Property, the Longmire Property, the ON3 Property, the West End Property, the Palms Property, and the Pearland Property. In regard to the Company’s investment in the Station DST, the Company has determined itself not to be the primary beneficiary, because the Company does not have a significant variable interest in and control over the Station DST. Therefore, the Company has not consolidated the Station DST. The Company’s maximum exposure to loss from its interest in an unconsolidated VIE as of September 30, 2025 is $5,361,049 related to its investment in a real estate-related asset, the Station DST. Refer to Note 6 - Investments in Real Estate-Related Assets for additional information.

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

For lessees, the lease accounting standard ASC 842, Leases requires the lessee to recognize the assets and liabilities that arise from the leases. A lessee can classify a lease as either a finance lease or operating lease based on meeting certain criteria under ASC 842. In connection with the accounting standard, the Company is required to determine the incremental borrowing rate that is used as the discount rate in calculating the present value of lease payments for the duration of the lease term to measure the lease asset, Right-of-Use Asset (“ROU”) and lease liability. Given the extended lease term, estimating the incremental borrowing rate requires significant judgment from the Company. The Company has determined that the two ground leases qualify as operating leases. As of September 30, 2025 and December 31, 2024, the Company has $16,139,097 and $16,207,976 of ROU, respectively, and $16,139,097 and $16,207,976 lease liability, respectively. Under this guidance, for both the nine months ended September 30, 2025 and September 30, 2024, the Company has recognized lease expense of $581,084, and is included within the accompanying consolidated statements of operations. For both the three months ended September 30, 2025 and September 30, 2024, the Company recognized lease expense of $193,695, and is included within the accompanying consolidated statements of operations.

The following table reflects the base cash rental payments due from the Company as of September 30, 2025:

Year	Future Base Rent Payments
2025 (remaining)	163,300
2026	653,198
2027	653,198
2028	653,198
2029	653,198
Thereafter	33,940,757
Total	$36,716,849

Litigation and Regulatory Matters

As of September 30, 2025 and December 31, 2024, the Company was not subject to litigation nor was the Company aware of any litigation pending against it. The Company has entered into customary guaranty agreements (the “Guaranty Agreements”) in connection with the financing of certain specific investments, including the acquisition of the FM Property, the Buchanan Property, the CO Property, and the Summerfield Property, as further described in Note 8 — Loans Payable. Pursuant to the Guaranty Agreements, the Company has guaranteed any losses or liabilities that the lenders may incur as a result of the occurrence of certain enumerated bad acts as defined in the Guaranty Agreements. The Company has also guaranteed the repayment of obligations and indebtedness due to the lenders upon the occurrence of certain enumerated events as defined in the Guaranty Agreements. Additionally, in regard to the FM Property, the Buchanan Property, the CO Property, and the Summerfield Property, the Company has also agreed to indemnify the lenders against certain environmental liabilities.

As of September 30, 2025, the Company’s liability under these arrangements is not quantifiable and the potential for the Company to be required to make payments under the Guaranty Agreements is remote. Accordingly, no contingent liability is recorded in the Company’s unaudited consolidated balance sheet for these arrangements.

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

Investment in infrastructure fund, at fair value — The Company’s investment in the Data Center is carried at NAV as a practical expedient. The Company estimates the fair value of its investment in infrastructure fund using the Company's share of the NAV as reported by the fund manager of the Data Center. As of September 30, 2025, the fair value was $8,523,080.

Loans payable —The fair value is estimated by discounting the expected cash flows based on estimated borrowing rates available to the Company as of the measurement date. The current period liabilities’ carrying and fair values exclude net deferred financing costs. These financial instruments are valued using Level 2 inputs. As of September 30, 2025 and December 31, 2024, the estimated fair value of the Company’s loans payable was $573,135,982 and $496,227,999, respectively (excluding deferred financing costs). The Company has not elected the fair value option, and as such has accounted for its debt using the amortized cost method.

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

Additionally, in conjunction with the Keller Loan, the Company entered into an interest rate cap agreement for a notional amount of $31,277,000. See Note 8 – Loans Payable for further details. The fair value of this interest rate cap is $53,678 and is included with other assets on the consolidated balance sheet as of September 30, 2025.

The table below presents the fair value of the Company’s derivative financial instrument as well as its classification on the consolidated balance sheet as of September 30, 2025, and December 31, 2024:

	Balance Sheet Location	September 30, 2025	December 31, 2024
Derivatives designated as hedging instruments:
Interest rate “pay-fixed” swap	Derivative assets, at fair value	$5,901,528	$8,472,572

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

The changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive loss (“AOCI”) and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the nine months ended September 30, 2025 and September 30, 2024, an amount of $1,256,996 and $1,671,226, respectively, was reclassified into earnings and has been recorded within Interest expense in the accompanying consolidated statement of operations. During the three months ended September 30, 2025 and September 30, 2024, an amount of $419,965 and $560,602, respectively, was reclassified into earnings and has been recorded within Interest expense in the accompanying consolidated statement of operations.

As of September 30, 2025 the Company had the following derivatives that were designated as cash flow hedges of interest rate risk:

	September 30, 2025
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

During the nine months ended September 30, 2025 and September 30, 2024, the Company recorded a loss on derivatives not designated as hedges of $157,316 and $551,543, respectively, within Interest expense in the accompanying consolidated statement of operations. During the three months ended September 30, 2025 and September 30, 2024, the Company recorded a loss on derivatives not designated as hedges of $52,661 and $311,508, respectively, within Interest expense in the accompanying consolidated statement of operations.

The following table details the Company’s interest rate derivative not designated as a hedge:

	September 30, 2025
Interest Rate Derivative	Number of Instruments	Notional Amount
Interest Rate Cap	1	$31,277,000

Credit Risk-Related Contingent Features

The agreements the Company has with the Company’s derivative counterparties contain cross-default provisions that could trigger a declaration of default on the Company’s derivative obligations if the Company defaults, or is capable of being declared in default, on certain of the Company’s indebtedness. At September 30, 2025, the Company had not been declared in default on any of its derivative obligations. The estimated fair value of the Company’s derivatives in a net asset position was $5,955,206 at September 30, 2025. The estimated fair value of the Company’s derivatives in a net asset position was $8,683,565 at December 31, 2024.

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

Refer to the Company's consolidated statements of operations for additional information. The following table shows components used by the CODM:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Total revenue	$24,412,911	$23,442,592	$73,064,338	$72,367,496
Non-compensation related operating expenses(1)	$19,987,797	$18,953,287	$58,211,202	$60,136,152
Interest expense, net	$(7,463,751)	$(7,326,613)	$(21,575,378)	$(20,637,249)
Income from other sources	$457,555	$504,914	$1,095,272	$2,449,277

Note: (1) For the three and nine months ended September 30, 2025, non-compensation related operating expenses included $9.0 and $26.8 million, respectively, of depreciation and amortization. For the three and nine months ended September 30, 2024, non-compensation related operating expenses included $8.4 and $25.8 million, respectively, of depreciation and amortization.

As of September 30, 2025 and December 31, 2024, the Company had total assets of $1.2 and $1.1 billion, respectively. See the Company’s consolidated balance sheets for more information.

The CODM evaluates the operating results and revenue of the Company regardless of geographic location as property and asset management accordingly.

Note 17 – Subsequent Events

Longmire DST Syndication

Subsequent to September 30, 2025, the Longmire DST has syndicated out 29.96% of its interests to third-party investors.

Citizens Facility

Subsequent to September 30, 2025, the Company paid down its Citizens Facility balance by $15.6 million. The amounts outstanding are approximately $104 million.

Common Stock Repurchases

Subsequent to September 30, 2025, the Company received and completed 156 eligible repurchase requests for a total of 250,988 shares in the amount of $4,951,809.

Status of the Offerings

As of November 7, 2025, the Company had 11,420,139 shares of its common stock outstanding (consisting of 3,138,071 Class AX Shares, 4,901 Class TX Shares, 1,034,068 Class IX Shares, 1,310,543 Class T Shares, 5,429 Class S Shares, 479,585 Class D Shares, and 5,447,542 Class I Shares) in the Offerings resulting in aggregate net proceeds of $299,204,365 to the Company as payment for such shares.

Distributions

As authorized by the board of directors of the Company, on October 2, 2025 the Company declared the following distributions for each class of the Company’s common stock and Class I and Class T operating partnership units as rounded to the nearest four decimal places ($1.55 on an annual basis):

September Gross Distribution
Class I Shares	0.1274
Class D Shares	0.1274
Class S Shares	0.1274
Class T Shares	0.1274
Class IX Shares	0.1274
Class AX Shares	0.1274
Class TX Shares	0.1274
Class I Operating Partnership Units	0.1274
Class T Operating Partnership Units	0.1274

The net distributions for each class of common stock (which represents the gross distributions described above less any distribution fee for the applicable class of common stock as described in the Company’s applicable prospectus) and Class I and Class T operating partnership units are payable to stockholders of record immediately following the close of business on September 30, 2025 and was paid on or about October 2, 2025. These distributions will be paid in cash or reinvested in shares of the Company’s common stock for stockholders participating in the Company’s distribution reinvestment plan. Some or all of the cash distributions may be paid from sources other than cash flow from operations.

As authorized by the board of directors of the Company, on November 7, 2025 the Company declared the following distributions for each class of the Company’s common stock and Class I and Class T operating partnership units as rounded to the nearest four decimal places ($1.55 on an annual basis):

October Gross Distribution
Class I Shares	0.1316
Class D Shares	0.1316
Class S Shares	0.1316
Class T Shares	0.1316
Class IX Shares	0.1316
Class AX Shares	0.1316
Class TX Shares	0.1316
Class I Operating Partnership Units	0.1316
Class T Operating Partnership Units	0.1316

The net distributions for each class of common stock (which represents the gross distributions described above less any distribution fee for the applicable class of common stock as described in the Company’s applicable prospectus) and Class I and Class T operating partnership units are payable to stockholders of record immediately following the close of business on October 31, 2025 and was paid on or about November 7, 2025. These distributions will be paid in cash or reinvested in shares of the Company’s common stock for stockholders participating in the Company’s distribution reinvestment plan. Some or all of the cash distributions may be paid from sources other than cash flow from operations.

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

As of November 7, 2025, the Company had sold 3,138,071 Class AX shares, 4,901 Class TX shares, 1,034,068 Class IX shares, 1,310,543 Class T shares, 479,585 Class D shares, 5,429 Class S shares, and 5,447,542 Class I shares of common stock in the Primary Offering and the primary portion of the Follow-on Offering, as well as 593,060 Class AX shares, 127,947 Class TX shares, 168,447 Class IX shares, 89,133 Class T shares, 41,342 Class D shares, 423 Class S shares, and 420,008 Class I shares in the DRP for aggregate net proceeds of $299,204,365 in the Initial Offering, the Follow-On Offering, and the Third Offering (collectively, the “Offerings”).

Prior to the commencement of the Follow-On Offering, the Company determined its net asset value as of the end of each quarter. Net Asset Value (“NAV”), as defined, is calculated consistent with the procedures set forth in the Company’s prospectus and excludes any organization and offering expenses paid by the Advisor on the Company’s behalf (other than selling commissions, dealer manager fees and distribution fees) (“O&O Costs”), with such costs to be reflected in the Company’s NAV to the extent the Company reimburses the Advisor for these costs. Upon commencement of the Follow-On Offering, the Company started determining its NAV on a monthly basis, beginning with the determination of NAV as of July 31, 2020. As of September 30, 2025, the Company’s NAV was $19.73 per Class AX share, Class IX share, Class I share, Class D share, Class I OP units, and Class T OP units, $19.72 per Class TX share, Class T share, and Class S share. For further discussion of the Company’s NAV calculation, please see “—Net Asset Value”.

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

As of September 30, 2025, the Company had made the following investments:

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
•
An industrial dry/cold storage facility located in Columbus, OH (the “Fisher Road Property”).
•
A controlling interest of 91.46% in a Delaware Statutory Trust, CF Landings Multifamily DST (the "Longmire DST"), located in Conroe, TX (the “Longmire Property”).
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
•
An investment commitment of $10,000,000 in Digital Bridge AI Infrastructure A, LP, a $500 million investment vehicle with commitments to four data center businesses across the U.S., Canada, and EMEA (the "Data Center"). As of September 30, 2025, $8,142,788 has been called for and funded to the investment in the Data Center.

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

Operating Highlights

Third Quarter of 2025 Activity

•
Sold 115,838 shares of common stock in the Offerings for gross proceeds of approximately $2 million. Repurchased 609,000 shares of common stock in the Offerings for gross proceeds of approximately $12 million.
•
On July 18, 2025, the Company, through the Operating Partnership, acquired the remaining interest in the Longmire Property for $453,664. Additionally, on August 20, 2025 the Longmire Property was transferred into the Longmire DST as a part of larger restructuring.
•
On July 16, 2025, the Company, through its Operating Partnership and subsidiary guarantors, amended and restated its Credit Facility Agreement with the Facility Lender. The Citizens Credit Facility was increased to $150 million, with the option to expand up to $250 million subject to lender commitments and conditions. Interest rates were updated to reflect either a term SOFR plus a margin of 2.20%–2.50%, or an alternative base rate plus a margin of 1.20%–1.50%, depending on the loan-to-value ratio. The amendment also revised the definitions of Change of Control and Permitted Properties. The new maturity date is July 16, 2028, with two one-year extension options available, contingent on compliance with financial covenants and payment of an extension fee.
•
During the three months ended September 30, 2025, $527,765 was called for and funded to the investment in the Data Center.
•
In July and August 2025, the Operating Partnership issued Class I OP Units to third party investors in exchange for equity interest in the Net Lease DST.

Portfolio Information

As of September 30, 2025, the Company owned interests in 43 real properties and a plot of land as described below:

Portfolio	Ownership Percentage	Location	Number of Properties	Square Feet/ Acre	Remaining Lease Term(1)	Acquisition Date	Purchase Price(2)
Walgreens Grand Rapids ("GR Property")	100%	Grand Rapids, MI	1	14,552	11.8 years	July 2017	$7,936,508
CF Net Lease Portfolio IV DST ("Net Lease DST Properties")	3.77%	Various	7	103,537	11.2 years	September 2017	$35,706,642
Daimler Trucks North America Office Building ("FM Property")	100%	Fort Mill, SC	1	150,164	3.3 years	February 2018	$40,000,000
Alliance Data Systems Office Building ("CO Property")	100%	Columbus, OH	1	241,493	7.0 years	July 2018	$46,950,000
Hoya Optical Labs of America ("Lewisville Property")	100%	Lewisville, TX	1	89,473	2.8 years	November 2018	$14,120,000
Williams Sonoma Office Building ("SF Property")	75%	San Francisco, CA	1	13,907	0.0 years(4)	September 2019	$11,600,000
Martin Brower Industrial Buildings ("Buchanan Property")	100%	Phoenix, AZ	1	93,302	6.5 years	November 2019	$17,300,000
Multifamily Residential Property ("Keller Property")	5%	Carrolton, TX	1	255,627	multiple(3)	February 2021	$56,500,000
Multifamily Residential Property ("Summerfield Property")	100%	Landover, MD	1	452,876	multiple(3)	March 2021	$115,500,000
Amazon Last Mile Cleveland ("Madison Ave Property")	100%	Cleveland, OH	1	168,750	5.5 years	May 2021	$30,800,000
Valencia California ("Valencia Property")	10%	Santa Clarita, CA	1	180,415	10.3 years	July 2021	$92,000,000
De Anza Plaza Office Buildings ("De Anza Property")	100%	Cupertino, CA	1	83,959	5.8 years	July 2021	$63,750,000
Multifamily Residential Property ("Kacey Property")	10%	Kingwood, TX	1	296,991	multiple(3)	November 2021	$67,000,000
Multifamily Residential Property ("Industry Property")	10%	Columbus, OH	1	187,678	multiple(3)	December 2021	$81,000,000
Mars Petcare Dry/Cold Storage Facility ("Fisher Road Property")	100%	Columbus, OH	1	465,256	1.7 years	March 2022	$58,000,000
Multifamily Residential Property ("Longmire Property")	91.46%	Conroe, TX	1	231,720	multiple(3)	April 2022	$43,400,000
Office Tower ("ON3 Property")	10%	Nutley, NJ	1	332,818	13.3 years	April 2022	$131,667,000
Multifamily Residential Property ("West End Property")	10%	Lenexa, KS	1	299,813	multiple(3)	August 2022	$69,375,000
Multifamily Residential Property ("Palms Property")	10%	Houston, TX	1	222,672	multiple(3)	August 2022	$48,000,000
Land ("Mount Comfort Land")	100%	Greenfield, IN	0	1 - acre	10.5 years	October 2022	$445,000
Multifamily Residential Property ("Pearland Property")	5%	Pearland, TX	1	219,624	multiple(3)	June 2023	$40,500,000
CF WAG Portfolio DST ("WAG Portfolio Properties")	100%	Various	8	118,339	11.2 years	September 2024	$42,000,000
WAG MH Property ("WAG MH Properties")	100%	Various	9	140,635	11.2 years	January 2025	$50,130,000
(1)
Reflects number of years remaining until the tenant’s first termination option.
(2)
Reflects the contract purchase price at 100% ownership as opposed to adjusted for current ownership percentage as applicable.
(3)
Indicates individual tenant leases (with 1-year average lease term) for the multifamily residential properties.
(4)
The lease with William Sonoma expired on December 31, 2021. As of September 30, 2025, the SF Property is vacant.

As of September 30, 2025, lease expirations related to the Company’s net lease portfolio of real estate assets, (excluding the SF Property), based on each asset’s fair value used in determining the Company's NAV, were as follows:

•
2025 – 0.0%
•
2026 – 0.0%
•
2027 – 14.9%
•
2028 – 12.5%
•
2029 – 0.0%
•
2030 – 0.0%

•
2031 – 23.0%
•
2032 – 18.2%
•
2033 – 0.0%
•
2034 – 0.0%
•
After 2035 – 31.4%

As of September 30, 2025, the industry concentration of the Company’s portfolio of real estate assets, based on each asset’s fair value used in determining the Company's NAV, was as follows:

•
Multifamily – 32.8%
•
Single Tenant Office – 25.6%
•
Single Tenant Industrial – 21.7%
•
Single Tenant Necessity Retail – 17.0%
•
Single Tenant Life Sciences – 1.4%
•
Data Center – 1.5%

As of September 30, 2025, the geographic concentration of the Company’s portfolio of real estate assets, based on each asset’s fair value used in determining the Company's NAV, was as follows:

•
Ohio – 24.0%
•
Maryland – 20.2%
•
Texas – 18.8%
•
California – 12.4%
•
Wisconsin – 6.9%
•
South Carolina – 5.3%
•
Arizona – 4.9%
•
Other – 7.5%

As of September 30, 2025, the investment type concentration of the Company’s portfolio of real estate assets, based on each asset’s fair value used in determining the Company's NAV, was as follows:

•
Common Equity – 100%

As of September 30, 2025, the maturity concentration of debt secured by the Company's portfolio of real estate assets (including the Company's credit facility, which makes up the majority of debt maturing in 2028, and has two one-year extension options), based on principal balances and adjusted for ownership percentage, was as follows:

•
2025 – 0.0%
•
2026 – 0.0%
•
2027 – 0.0%
•
2028 – 41.8%
•
2029 – 0.0%
•
2030 – 2.8%
•
2031 – 38.6%
•
2032 – 16.4%
•
2033 – 0.4%
•
2034 – 0.0%
•
After 2035 – 0.0%

As of September 30, 2025, the weighted average lease term remaining of the Company’s portfolio of real estate assets (excluding multifamily and data center investments), based on each asset’s fair value used in determining the Company's NAV, was 6.8 years.

As of September 30, 2025, the weighted average occupancy of the Company’s portfolio of real estate assets, based on each asset’s fair value used in determining the Company's NAV, was 95.0%. For the Company's industrial, retail and office investments, occupancy includes all leased square footage as of the date indicated. For the Company's multifamily investments, occupancy is defined as the percentage of units occupied on the date indicated.

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

Results of Operations

Rental Revenues

For the three months ended September 30, 2025 and September 30, 2024, the Company earned rental revenues of $19,882,921 and $18,285,026, respectively. For the nine months ended September 30, 2025 and September 30, 2024, the Company earned rental revenues of $59,517,396 and $54,400,509, respectively.

The Company’s rental revenues consist primarily of rental income from triple net leased commercial properties and multifamily properties. The increase in rental revenues of $1,597,895 and $5,116,887 for the three and nine months ended September 30, 2025, respectively, as compared to the three and nine months ended September 30, 2024, was primarily due to the acquisition of rental income-producing properties, namely the WAG Portfolio Property and WAG MH Property.

Preferred Return Income

For the three and nine months ended September 30, 2025, the Company did not earn preferred return income. For the three and nine months ended September 30, 2024, the company earned preferred return income of $250,397 and $745,748, respectively.

The Company’s preferred return income consisted of preferred return accrued on the Company’s investment in preferred equity. The decrease in preferred return income of $250,397 and $745,748 for the three and nine months ended September 30, 2025, respectively, as compared to the three and nine months ended September 30, 2024, was due to the disposition of the Company's preferred equity investment.

Income from mezzanine loan investment

For the three and nine months ended September 30, 2025, the Company did not earn income from mezzanine loan investment. For the three and nine months ended September 30, 2024, the Company earned income from mezzanine loan investment of $267,153 and $795,461, respectively.

The Company’s income from mezzanine loan investment consisted of interest income accrued on the Company’s mezzanine loan investment. The decrease in income from mezzanine loan investment of $267,153 and $795,461, for the three and nine months ended September 30, 2025, respectively, as compared to the three and nine months ended September 30, 2024, was due to the disposition of the Company's mezzanine loan investment.

Other property operating revenues

For the three months ended September 30, 2025 and September 30, 2024, the Company earned other property operating revenues of $4,529,990 and $4,640,016, respectively. For the nine months ended September 30, 2025 and September 30, 2024, the Company earned other property operating revenues of $13,546,942 and $16,425,778, respectively.

Other property operating revenues consists of amounts received by the Company from the tenants of its properties for utilities and other amenities and for reimbursable expenses paid by the Company on behalf of the tenants in accordance with the provisions of the respective property leases. The decrease in other property operating revenues of $110,026 and $2,878,836 for the three and nine months ended September 30, 2025, respectively, as compared to the three and nine months ended September 30, 2024, was primarily due to the periods decrease in revenues from the income producing properties.

General and Administrative Expenses

For the three months ended September 30, 2025 and September 30, 2024, the Company incurred general and administrative expenses of $328,274 and $67,836, respectively. For the nine months ended September 30, 2025 and September 30, 2024, the Company incurred general and administrative expenses of $476,805 and $198,387, respectively.

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

The increase in general and administrative expenses of $260,438 and $278,418 during the three and nine months ended September 30, 2025, respectively, as compared to the three and nine months ended September 30, 2024, was primarily due to an increase in both the number of cash accounts and their average balances, resulting in higher service charges and maintenance fees during such periods. As of September 30, 2025, the Advisor has incurred, on behalf of the Company, a total of $20,642,746 in Unreimbursed Operating Expenses, including a total of $2,725,739 for the nine months ended September 30, 2025, compared to $2,376,696 for the nine months ended September 30, 2024, for which the Advisor has not invoiced the Company for reimbursement.

Depreciation and Amortization

For the three months ended September 30, 2025 and September 30, 2024, the Company incurred depreciation and amortization of $8,960,890 and $8,426,722, respectively. For the nine months ended September 30, 2025 and September 30, 2024, the Company incurred depreciation and amortization of $26,841,552 and $25,828,069, respectively.

The increase in depreciation and amortization expenses of $534,168 and $1,013,483 for the three and nine months ended September 30, 2025, respectively, as compared to the three and nine months ended September 30, 2024, was primarily due to the acquisition of the WAG Portfolio Property and WAG MH Property.

Management Fees

For the three months ended September 30, 2025 and September 30, 2024, the Company incurred management fees of $1,511,959 and $1,478,762, respectively. For the nine months ended September 30, 2025 and September 30, 2024, the Company incurred management fees of $4,571,793 and $4,708,962, respectively.

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

The increase in management fees of $33,197 for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024, was primarily due to an increase in certain properties incurring higher property management fees. The decrease in management fees of $137,169 for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024, was primarily due to a decrease in net fundraising in combination with a decrease in net valuation of the Company's investment portfolio and certain properties waiving management fees.

Property Operating Expenses

For the three months ended September 30, 2025 and September 30, 2024, the Company incurred property operating expenses of $9,186,674 and $8,979,967, respectively. For the nine months ended September 30, 2025 and September 30, 2024, the Company incurred property operating expenses of $26,321,052 and $29,400,734, respectively.

The property operating expenses consist of reimbursable expenses paid by the Company on behalf of its tenants in accordance with the provisions of the respective property leases and operating expenses incurred in maintaining and operating the multifamily properties. The increase in property operating expenses of $206,707 for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024 was primarily due to an increase in real estate taxes during such period. The decrease of $3,079,682 for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024, was primarily due to refunds of certain operating expenses at the multifamily properties during such periods.

Income from Investments in Real Estate-Related Assets

Income from investments in real estate assets is earned on the Company's investment in the Station DST. For the three months ended September 30, 2025 and September 30, 2024, the Company earned income from investments in real estate-related assets of $32,430 and $26,852, respectively. For the nine months ended September 30, 2025 and September 30, 2024, the Company earned income from investments in real estate-related assets of $41,669 and $107,409, respectively.

The increase in income from investments in real estate-related assets of $5,578 and decrease of $65,740 during the three and nine months ended September 30, 2025, respectively, as compared to the three and nine months ended September 30, 2024, was due to the Company's share of income earned at Station DST.

Interest Income

For the three months ended September 30, 2025 and September 30, 2024, the Company earned interest income of $224,509 and $261,490, respectively. For the nine months ended September 30, 2025 and September 30, 2024, the Company earned interest income of $722,987 and $784,682, respectively.

Interest income is composed of interest earned on interest bearing cash deposit accounts with banking institutions.

The decrease in interest income of $36,981 and $61,695 during the three and nine months ended September 30, 2025, respectively, as compared to the three and nine months ended September 30, 2024, was primarily due to a decrease in the cash held by the Company in interest bearing deposit accounts.

Net Gain from Investment in Debt Securities, at Fair Value

For the three and nine months ended September 30, 2025, the Company had no gain or loss from investment in debt securities. For the three and nine months ended September 30, 2024, the Company recognized no gain and a net gain of $1,340,614, respectively, from investment in debt securities.

The Company's net gain from investment in debt securities consists of interest income, unrealized loss, and realized gain on the Company's investment in Commercial Mortgage-Backed Securities ("CMBS"). The decrease in net gain from investment in debt securities of $1,340,614 for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024, was primarily due to the sale of the Company's investment in CMBS.

Gain from investment in infrastructure fund, at fair value

For the three and nine months ended September 30, 2025, the Company had a gain of $433,755 and $380,292, respectively, from investment in infrastructure fund. For the three and nine months ended September 30, 2024, the Company had no gain or loss from investment in infrastructure fund.

The Company's gain from investment in infrastructure fund consists of unrealized gain on the Company's investment in the Data Center. The increase in gain from investment in infrastructure fund of $433,755 and $380,292 during the three and nine months ended September 30, 2025, respectively, as compared to the three and nine months ended September 30, 2024, was primarily due to the Company's investment in the Data Center.

Loss on Extinguishment of Debt

For the three months ended September 30, 2025, the Company did not have any loss or gain on extinguishment of debt. For the nine months ended September 30, 2025, the Company incurred a loss on extinguishment of debt of $333,574. For both the three and nine months ended September 30, 2024, the Company incurred a loss on extinguishment of debt of $533,904.

The Company's loss on extinguishment of debt consists of unamortized debt issuance costs, prepayment fees and miscellaneous fees paid to the original lender. The decrease in loss on extinguishment of debt of $200,330 and $533,904 during the three and nine months ended September 30, 2025, respectively, as compared to the three and nine months ended September 30, 2024, was due to the debt refinance on the Keller Property and the WAG Portfolio Property.

Other Income

For the three months September 30, 2025 and September 30, 2024, the Company earned other income of $200,616 and $216,572, respectively. For the nine months ended September 30, 2025 and September 30, 2024, the Company earned other income of $330,616 and $216,572, respectively.

The Company's decrease in other income of $15,956 and increase of $114,044 during the three and nine months ended September 30, 2025, respectively, as compared to the three and nine months ended September 30, 2024, was primarily due to the acquisition of the WAG MH Property and various refunds across other properties.

Interest Expense

For the three months ended September 30, 2025 and September 30, 2024, the Company incurred interest expense of $7,463,751 and $7,326,613, respectively. For the nine months ended September 30, 2025 and September 30, 2024, the Company incurred interest expense of $21,575,378 and $20,637,249, respectively.

Interest expense is composed of interest paid and accrued on the Company’s outstanding loans payable, and also includes amortization of deferred financing costs and gains from the interest rate cap.

The increase in interest expense of $137,138 and $938,129 during the three and nine months ended September 30, 2025, respectively, as compared to the three and nine months ended September 30, 2024, was due to the increase of the advances on the Credit Facility and increase SOFR rate, as well as the increased debt associated with the refinance of the WAG MH Property, netted against the gains from the interest rate cap.

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

The following table presents a reconciliation of FFO to net income (loss):

Nine months ended September 30, 2025
Net income (loss)	$(5,580,252)
Net income (loss) attributable to non-controlling interest	2,225,458
Net income (loss) attributable to common stockholders	$(3,354,794)
Adjustments:
Real estate depreciation and amortization	26,841,552
Proportionate share of adjustments from non-controlling interests	(15,015,869)
Funds from Operations	$8,470,889

The following table presents a reconciliation of FFO to MFFO:

Nine months ended September 30, 2025
Funds from Operations	$8,470,889
Adjustments:
Amortization of above-market lease intangibles	164,629
Amortization of below-market lease intangibles	(1,467,008)
Straight-line rent	(1,233,999)
Fair value adjustments on derivatives not deemed hedges	157,316
Fair value adjustments on infrastructure fund investment	380,292
Loss on extinguishment of debt	333,574
Proportionate share of adjustments from non-controlling interests	248,543
Modified Funds from Operations	$7,054,236

Net Asset Value

On October 16, 2025, the Company’s board of directors approved an estimated NAV as of September 30, 2025 of $19.73 per Class AX, Class IX, Class I shares, Class D shares, Class I OP units, and Class T OP units, and $19.72 for Class TX, Class T and Class S shares. The calculation of the Company’s estimated NAV was performed by Robert A. Stanger & Co., Inc. (“Stanger”), its independent valuation firm, in accordance with the procedures described in the “Net Asset Value Calculation and Valuation Procedures” section of the Company’s prospectus and under the oversight of the Company’s board of directors. Although the independent valuation firm performs the calculation of the Company’s estimated NAV, the Company’s board of directors is solely responsible for the determination of the Company’s estimated NAV.

Estimated NAV

The determination of NAV involves a number of assumptions and judgments, including estimates of the Advisor’s interest in disposition proceeds (if any). These assumptions and judgments may prove to be inaccurate. There can be no assurance that a stockholder would realize the mostly recently determined NAV per share if the Company were to liquidate or engage in another type of liquidity event today. In particular, the Company’s September 30, 2025 NAV is based on appraisals of the fair market value of certain of the Company’s real estate property investments which precede September 30, 2025 and, while the Company believes no material change has occurred in the value of these real estate property investments between the appraised value dates and September 30, 2025, Stanger has assumed no material change in property value has occurred since the appraisal date for those Appraised Properties with an appraised value date that preceded September 30, 2025. Furthermore, the Company’s September 30, 2025 NAV does not consider fees or expenses that may be incurred in providing a liquidity event, including reimbursement of amounts to the Advisor for O&O Costs and any operating expenses that have not been invoiced by the Advisor in accordance with the terms of the Amended Advisory Agreement. The Company believes the methodology of determining the Company’s NAV conforms to the Institute for Portfolio Alternative’s Practice Guideline for Valuations of Publicly Registered Non-Listed REITs (April 2013) and is prepared in accordance with the procedure described in the “Net Asset Value Calculation and Valuation Procedures” section of the Company’s prospectus. In addition, the Company’s board of directors periodically reviews the Company’s NAV policies and procedures.

The NAV for each class of shares is based on the value of the Company’s assets and the deduction of any liabilities, and any distribution fees applicable to such class of shares.

The following table provides a breakdown of the major components of the Company’s NAV pursuant to the Company’s valuation guidelines:

Components of NAV	September 30, 2025
Investment in real estate	$1,084,700,000
Investments in real estate-related assets	9,450,420
Investment in infrastructure fund, at fair value	8,549,436
Cash and cash equivalents and restricted cash	35,922,572
Other assets	12,748,555
Debt obligations (at Fair Market Value)	(573,135,982)
Due to related parties(1)	(16,880,292)
Accounts payable and other liabilities	(19,285,994)
Accrued performance participation allocation	—
Distribution fee payable the following month(2)	(24,243)
Non-controlling interests in subsidiaries	(252,655,777)
Sponsor Support repayment / special unit holder interest in liquidation	—
Net Asset Value	$289,388,695
Number of outstanding shares and OP units(3)	14,665,116

Note: (1) Excluding the full distribution fee liability of $24,164. Distribution fee only relates to Class TX, Class T, Class D and Class S shares of common stock and Class T OP units.

(2) The distribution fee that is payable as of September 30, 2025 related to Class TX, Class T, Class D, Class S shares, and Class T OP units (is shown in the table below).

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

NAV Per Share	Class AX, IX & I Shares	Class TX Shares	Class T Shares	Class D Shares	Class S Shares	Class I OP Units	Class T OP Units	Total
Total gross assets at Fair Value	$767,471,758	$380,856	$104,274,445	$40,654,655	$425,137	$194,014,879	$44,149,253	$1,151,370,983
Distribution fees due and payable	—	(79)	(18,643)	(2,125)	(75)	—	(3,321)	(24,243)
Debt obligations (at Fair Market Value)	(382,036,448)	(189,585)	(51,906,325)	(20,237,305)	(211,627)	(96,577,827)	(21,976,865)	(573,135,982)
Due to related parties	(11,251,932)	(5,584)	(1,528,771)	(596,039)	(6,233)	(2,844,459)	(647,274)	(16,880,292)
Accounts payable and other liabilities	(12,855,503)	(6,380)	(1,746,646)	(680,985)	(7,121)	(3,249,838)	(739,521)	(19,285,994)
Accrued performance participation allocation	—	—	—	—	—	—	—	—
Non-controlling interests in subsidiaries	(168,413,288)	(83,575)	(22,881,887)	(8,921,220)	(93,292)	(42,574,444)	(9,688,071)	(252,655,777)
Quarterly NAV	$192,914,587	$95,653	$26,192,173	$10,216,981	$106,789	$48,768,311	$11,094,201	$289,388,695
Number of outstanding shares/units	9,775,357	4,851	1,328,153	517,822	5,415	2,471,185	562,333	14,665,116
NAV per share/unit	$19.73	$19.72	$19.72	$19.73	$19.72	$19.73	$19.73

The following table reconciles stockholders’ equity per the Company’s unaudited consolidated balance sheet to the Company’s NAV:

Reconciliation of Stockholders’ Equity to NAV	September 30, 2025
Stockholders’ equity under U.S. GAAP	$476,439,421
Adjustments:
Unrealized depreciation of real estate	(92,221,663)
Unrealized appreciation of real estate-related assets	4,089,371
Unrealized appreciation of infrastructure fund	26,356
Acquisition costs	(8,780,913)
Deferred financing costs, net	(5,432,209)
Accrued distribution fee(1)	(79)
Accumulated depreciation and amortization	149,871,244
Fair value adjustment of debt obligations	38,537,753
Deferred rent receivable	(14,583,281)
Derivative assets, at fair value	(5,901,528)
Non-controlling interests in subsidiaries	(252,655,777)
NAV	$289,388,695

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

Unrealized appreciation of infrastructure fund

The Company’s investment in infrastructure fund is presented at fair value in the Company’s U.S. GAAP consolidated financial statements. For purposes of determining the Company’s NAV, the investment in the infrastructure fund is also presented at a more current fair value to reflect the most recent market conditions and valuation inputs available.

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

The valuations of the Company's real properties as of September 30, 2025 were provided by Stanger or third-party appraisal firms in accordance with the Company's procedures. Certain key assumptions that were used by Stanger or third-party appraisal firms in the discounted cash flow analysis are set forth in the following table based on weighted-averages by property type at ownership interest.

September 30, 2025
	Single Tenant Office	Single Tenant Industrial	Multifamily	Single Tenant Life Sciences	Weighted-Average Basis
Exit Capitalization Rate	6.6%	6.3%	5.6%	6.0%	6.1%
Residual Discount Rate	7.6%	7.2%	7.0%	6.8%	7.3%
Average Holding Period (Yrs)	9.2	10.0	10.0	12.0	9.7

A change in the exit capitalization and discount rates used would impact the calculation of the value of the Company's real property. For example, assuming all other factors remain constant, the changes listed below would result in the following effects on the value of the Company's real properties.

	Hypothetical Change	Single Tenant Office	Single Tenant Industrial	Multifamily	Single Tenant Life Sciences	Weighted-Average Values
Exit Capitalization Rate	0.25% Increase	-2.4%	-2.5%	-2.6%	-2.1%	-2.5%
	0.25% Decrease	2.6%	2.7%	2.8%	2.3%	2.7%
Discount Rates	0.25% Increase	-1.7%	-1.8%	-1.9%	-2.0%	-1.8%
	0.25% Decrease	1.7%	1.9%	1.9%	2.1%	1.8%

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

If the Company is unable to raise substantial funds in its public offerings, it will make fewer investments resulting in less diversification in terms of the type, number and size of investments it makes and the value of an investment in the Company will fluctuate with the performance of the limited assets it acquires. Further, the Company will have certain fixed operating expenses, including certain expenses as a public company and a REIT, regardless of whether it is able to raise substantial funds in the offerings. The Company’s inability to raise substantial funds would increase its fixed operating expenses as a percentage of gross income, reducing its net income and limiting its ability to make distributions. As of September 30, 2025, the Company has raised gross proceeds of $493,032,035 in the Offerings.

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

As of September 30, 2025, the Company’s debt to tangible assets ratio was 56%. See Note 8 – Loans Payable of the Company’s outstanding debt arrangement as of September 30, 2025.

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

Cash Flows

The following table provides a breakdown of the net change in the Company’s cash and cash equivalents and restricted cash:

Nine months ended September 30, 2025
Cash flows from operating activities	$21,509,717
Cash flows from investing activities	(10,474,177)
Cash flows from financing activities	(19,778,391)
Decrease in cash and cash equivalents and restricted cash	$(8,742,851)

Operating Activities

During the nine months ended September 30, 2025, net cash provided by operating activities was $21,509,717, compared to $21,093,712 net cash provided by operating activities for the nine months ended September 30, 2024. The change was primarily driven by routine operational activity, including a reduction in cash outflows during the period and an increase in accounts payable and accrued expenses. (see “—Results of Operations”).

Investing Activities

During the nine months ended September 30, 2025, net cash used in investing activities was $10,474,177, compared to $7,279,327 net cash provided by investing activities for the nine months ended September 30, 2024. The change was primarily due to a decrease of $10,399,997 in proceeds from sale of investment in debt securities, and an increase of $8,142,788 in purchase of interest in infrastructure fund.

Financing Activities

During the nine months ended September 30, 2025, net cash used in financing activities was $19,778,391, compared to $32,023,216 net cash used in financing activities for the nine months ended September 30, 2024. The change was primarily due to a net increase in paydowns of borrowings under credit facility of $933,451, a decrease in proceeds from common stock issued of $4,201,037, a decrease in distributions of $1,666,668, a decrease in payments from redemptions of common stock of $17,501,205, an increase in distributions to and redemption of non-controlling interest of $2,438,202, a decrease in non-controlling interest contribution of $4,011,641, an increase of $4,530,640 in syndicated ownership interest offset by an decrease of $130,643 in deferred financing costs.

Distributions

The Company’s board of directors has authorized, and the Company has declared, distributions for the period September 1, 2020 through November 1, 2025 in an amount equal to $0.004234973 per day (or approximately $1.55 on an annual basis) per each share of common stock and OP unit, less, for holders of certain classes of shares, the distribution fees that are payable with respect to such shares as further described in the applicable prospectus. The distributions are payable by the 5th business day following each month end to stockholders of record at the close of business each day during the prior month.

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

The following table summarizes the Company’s distributions declared during the three and nine months ended September 30, 2025 and September 30, 2024:

	Three months ended September 30, 2025		Nine months ended September 30, 2025
	Amount	Percent	Amount	Percent
Distributions
Paid in cash	$2,230,023	48%	$8,894,562	64%
Payable	1,477,172	32%	1,477,172	10%
Reinvested in shares	910,565	20%	3,696,860	26%
Total distributions	$4,617,760	100%	$14,068,594	100%
Sources of Distributions:
Operating cash flows	$4,617,760	100%	$14,068,594	100%
Indebtedness	—	0%	—	0%
Offering proceeds	—	0%	—	0%
Total sources of distributions	$4,617,760	100%	$14,068,594	100%

	Three months ended September 30, 2024		Nine months ended September 30, 2024
	Amount	Percent	Amount	Percent
Distributions
Paid in cash	$2,483,237	48%	$10,323,723	64%
Payable	1,664,045	32%	1,664,045	10%
Reinvested in shares	1,037,920	20%	4,115,999	26%
Total distributions	$5,185,202	100%	$16,103,767	100%

Sources of Distributions:
Operating cash flows	$5,185,202	100%	$16,103,767	100%
Offering proceeds	—	0%	—	0%
Total sources of distributions	$5,185,202	100%	$16,103,767	100%

During the three and nine months ended September 30, 2025 the Company declared $4,617,760 and $14,068,594, respectively, of distributions to its shareholders (including those reinvested in shares pursuant to the DRP), compared to the Company’s total aggregate MFFO of $2,515,900 and $7,054,236, respectively, for the three and nine months ended September 30, 2025, and the Company’s total aggregate net loss of $2,147,327 and $5,580,252 for such periods, respectively.

During the three and nine months ended September 30, 2024, the Company declared $5,185,202 and $16,103,767, respectively, of distributions to its shareholders (including those reinvested in shares pursuant to the DRP), compared to the Company’s total aggregate MFFO of $1,667,082 and $6,676,596, respectively, for the three and nine months ended September 30, 2024, and the Company’s total aggregate net loss of $2,866,298 and $6,490,532 for such periods, respectively.

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

Reimbursement of Organization and Offering Costs

The Advisor has agreed to pay, on behalf of the Company, all O&O Costs through the first anniversary of the date on which the Company satisfied the Minimum Offering Requirement, which was May 18, 2018 (“Escrow Break Anniversary”). The Company was not required to reimburse the Advisor for payment of the O&O Costs prior to the Escrow Break Anniversary. After the Escrow Break Anniversary, the Advisor, in its sole discretion, may pay some or all of the additional O&O Costs incurred, but is not required to do so. To the extent the Advisor pays such additional O&O Costs, the Company is obligated to reimburse the Advisor subject to the 1% Cap. Following the Escrow Break Anniversary, the Company began reimbursing the Advisor for payment of the O&O Costs on a monthly basis, provided, however, that the Company will not be obligated to pay any amounts that as a result of such payment would cause the aggregate payments for O&O Costs (less selling commissions, dealer manager fees and distribution fees) paid to the Advisor to exceed the 1% Cap as of such payment date. Any amounts not reimbursed in any period are included in determining any reimbursement for a subsequent period. As of September 30, 2025, the Advisor has continued to pay all O&O Costs on behalf of the Company.

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

The Company evaluates all of its investments in real estate-related assets to determine if they are VIEs utilizing judgments and estimates that are inherently subjective. If different judgments or estimates were used for these evaluations, it could result in differing conclusions as to whether or not an entity is a VIE and whether or not to consolidate such entity. As of September 30, 2025, the Company concluded that it had investments in VIEs, and because the Company was deemed the primary beneficiary it consolidated such entities, as described in “Note 11 — Variable Interest Entities” in its accompanying unaudited consolidated financial statements included in Item 1. “Financial Statements (Unaudited) and Supplementary Data.”

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

Contractual Obligations

The following table presents the future principal payment due under the Company’s FM Loan, CO Loan, DST Loan, Buchanan Loan, Keller Loan, Valencia Loan, Kacey Loan, Industry Loan, ON3 Loan, West End Loan, Palms Loan, Pearland Loan, WAG MH Loan, and Credit Facility agreements as of September 30, 2025, which represents the Company’s aggregate contractual obligations and commitments with payments due subsequent to September 30, 2025.

Year	Amount
2025 (remaining)	—
2026	55,077,086
2027	—
2028	159,650,399
2029	9,600,000
Thereafter	387,346,250
Total	$611,673,735

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

The market risk associated with financial instruments and derivative financial instruments is the risk of loss from adverse changes in market prices or interest rates. The Company’s interest rate risk management objectives are to limit the impact of interest rate changes in earnings and cash flows and to manage overall borrowing costs. To achieve these objectives, from time to time, the Company may enter into interest rate hedge contracts such as swaps, collars and treasury lock agreements in order to mitigate interest rate risk with respect to various debt instruments. The Company would not hold or issue these derivative contracts for trading or speculative purposes. As of September 30, 2025, there are no such hedging contracts outstanding. The Company does not have any foreign operations and thus is not exposed to foreign currency fluctuations.

Interest Rate Risk

As of September 30, 2025, the Company had $444 million fixed rate debt and $167 million of floating rate debt. The Company uses derivative financial instruments to limit the exposure to interest rate changes associated with its borrowings. The use of derivative financial instruments carries certain risks, including the risk that the counterparties to these contractual arrangements are not able to perform under the agreements. To mitigate this risk, the Company only enters into derivative financial instruments with counterparties with high credit ratings and with major financial institutions with which the Company and its related parties may also have other financial relationships. The Company does not anticipate that any of the counterparties will fail to meet their obligations. (For further detail refer to Note 8 – Loans Payable).

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

As of September 30, 2025, lease expirations related to the Company’s net lease portfolio of real estate assets (excluding the SF Property), based on each asset’s fair value used in determining the Company's NAV, were as follows:

•
2025 – 0.0%
•
2026 – 0.0%
•
2027 – 14.9%
•
2028 – 12.5%
•
2029 – 0.0%
•
2030 – 0.0%
•
2031 – 23.0%
•
2032 – 18.2%
•
2033 – 0.0%
•
2034 – 0.0%
•
After 2035 – 31.4%

As of September 30, 2025, the industry concentration of the Company’s portfolio of real estate assets, based on each asset’s fair value used in determining the Company's NAV, was as follows:

•
Multifamily – 32.8%
•
Single Tenant Office – 25.6%
•
Single Tenant Industrial – 21.7%
•
Single Tenant Necessity Retail – 17.0%
•
Single Tenant Life Sciences – 1.4%
•
Data Center – 1.5%

As of September 30, 2025, the geographic concentration of the Company’s portfolio of real estate assets, based on each asset’s fair value used in determining the Company's NAV, was as follows:

•
Ohio – 24.0%
•
Maryland – 20.2%
•
Texas – 18.8%
•
California – 12.4%
•
Wisconsin – 6.9%
•
South Carolina – 5.3%
•
Arizona – 4.9%
•
Other – 7.5%

As of September 30, 2025, the investment type concentration of the Company’s portfolio of real estate assets, based on each asset’s fair value used in determining the Company's NAV, was as follows:

•
Common Equity – 100%

As of September 30, 2025, the maturity concentration of debt secured by the Company's portfolio of real estate assets (including the Company's credit facility, which makes up the majority of debt maturing in 2028, and has two one-year extension options), based on principal balances and adjusted for ownership percentage, was as follows:

•
2025 – 0.0%
•
2026 – 0.0%
•
2027 – 0.0%
•
2028 – 41.8%
•
2029 – 0.0%
•
2030 – 2.8%
•
2031 – 38.6%
•
2032 – 16.4%
•
2033 – 0.4%
•
2034 – 0.0%
•
After 2035 – 0.0%

As of September 30, 2025, the weighted average lease term remaining of the Company’s portfolio of real estate assets (excluding multifamily and data center investments), based on each asset’s fair value used in determining the Company's NAV, was 6.8 years.

As of September 30, 2025, the weighted average occupancy of the Company’s portfolio of real estate assets, based on each asset’s fair value used in determining the Company's NAV, was 95.0%. For the Company's industrial, retail and office investments, occupancy includes all leased square footage as of the date indicated. For the Company's multifamily investments, occupancy is defined as the percentage of units occupied on the date indicated.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2025, the Company was not involved in any material legal proceedings.

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

The more shares the Company sells in the Company’s Offerings, the greater the Company’s challenge will be to invest all of the proceeds. The large size of the Company's Offerings increases the risk of delays in investing the Company’s net proceeds promptly and on attractive terms. Pending investment, the net proceeds of the Offerings may be invested in permitted temporary investments, which include short-term United States government securities, bank certificates of deposit and other short-term liquid investments. The rate of return on these investments, which affects the amount of cash available to make distributions to stockholders, has fluctuated in recent years and most likely will be less than the return obtainable from the type of investments in the real estate industry the Company seeks to acquire or originate. Therefore, delays the Company encounters in the selection, due diligence and acquisition or origination of investments would likely limit the Company’s ability to pay distributions to the Company’s stockholders and lower their overall returns. In addition, cash and cash equivalents may potentially subject the Company to concentration of risk and at times, balances with any one financial institution may exceed the Federal Deposit Insurance Corporation insurance limits. As of September 30, 2025, the Company had approximately $29.7 million of unrestricted cash and cash equivalents.

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

If the Company pays distributions from sources other than the Company’s cash flow from operations, the Company will have less cash available for investments, the Company may have to reduce the Company’s distribution rate, the Company’s net asset value may be negatively impacted and the Company’s stockholders overall return may be reduced. As of September 30, 2025, the Company has declared cumulative distributions of $109,364,514, of which 14% of the Company’s cash distributions were paid using sources other than the cash flow from operations, including borrowings and proceeds from the Offerings. For the nine months ended September 30, 2025, 100% of the Company's cash distributions were paid using sources from the Company's cash flow from operations (see “—Distributions”).

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

The Company’s Amended Advisory Agreement provides that any operating expenses which have not been invoiced by the Advisor will not become the Company’s obligations. Without these provisions in the Company’s Amended Advisory Agreement, such operating expenses, if invoiced, would likely be recorded as liabilities of the Company, which, in turn, would likely have a negative effect on the Company’s NAV per share. The Company’s Amended Advisory Agreement provides that the Advisor will not invoice the Company for any reimbursement if the impact of such would result in the incurrence of an obligation in an amount that would result in the Company’s NAV per share for any class of shares to be less than $25.00. The Company may, however, incur and record an obligation to reimburse the Advisor, even if it would result in the Company’s NAV per share for any class of shares for such quarter to be less than $25.00, if the Company’s board of directors determines that the reasons for the decrease of the Company’s NAV per share below $25.00 were unrelated to the Company’s obligation to reimburse the Advisor for operating expenses. The Company’s Amended Advisory Agreement also provides that the Advisor may be reimbursed for previously unbilled operating expenses for prior periods in any subsequent quarter, subject to certain limitations, including the limitation related to the NAV per share of $25.00 referenced above and the 2%/25% Guidelines. The incurrence of previously unbilled operating expenses likely will have a negative effect on the Company’s NAV per share. As of September 30, 2025, the Advisor has incurred $20,642,746 of Unreimbursed Operating Expenses, including $2,725,739 of Unreimbursed Operating Expenses incurred during the nine months ended September 30, 2025 that have not been invoiced to the Company.

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

To control the rate of inflation, the Board of Governors of the U.S. Federal Reserve raised its benchmark federal funds rate from nearly zero in March 2022 to a range between 4.25% and 4.50% as of December 31, 2024. Although the U.S. Federal Reserve has reduced the federal funds rate to a range between 3.75% and 4% as of October 29, 2025 and there are expectations that the U.S. Federal Reserve may continue to reduce the federal funds rate in 2025 and 2026, these expectations might not materialize. An increase in the federal funds effective rate could cause an increase in rates related to lending for commercial real estate, which could have a material adverse effect on our business, including our ability to pay distributions. Further, the outcome of congressional and other elections creates uncertainty with respect to legal, tax and regulatory regimes in which we operate. These changes could result in sweeping reform in many laws and regulations, including without limitation, those relating to taxes and small business aid. In addition, political discourse continues to be abrasive and an inability of the legislative and executive branches to engage in bipartisan politics may lead to instability on legislative, economic and social matters. These factors could have significant economic impacts on the markets, including without limitation, the stability, availability and access to capital markets and other funding sources, reduced real estate values and increases to interest rates. Such impacts could have a material adverse effect on our business, financial condition, results from operation and growth prospects.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

During the nine months ended September 30, 2025, the Company did not complete any sales of unregistered securities.

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

The table below summarizes the repurchase activity for the three months ended September 30, 2025:

For the Month Ended	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Redeemed as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Redeemed Under the Plans or Programs(1)(2)
July 31, 2025	242,511	20.00	242,511	—
August 30, 2025	238,847	19.90	238,847	—
September 30, 2025	127,642	19.76	127,642	—
Total	609,000	$19.91	609,000	—

Note: (1) The Company limits the number of shares that may be redeemed per calendar month and per calendar year under the program as described above.

(2) For the quarter ended September 30, 2025, the Company received repurchase requests that exceeded both its monthly 2% of NAV and quarterly 5% of NAV limits. In accordance with the Company's Amended SRP, the Company fulfilled 78% of requested repurchases in July 2025, 67% of requested repurchases in August 2025, and 53% of requested repurchases in September 2025.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the quarter ended September 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

Item 6. Exhibits.

The exhibits listed below are included, or incorporated by reference, in this Quarterly Report on Form 10-Q.

EXHIBITS INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 (and are numbered in accordance with Item 601 of Regulation S-K).

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

The following materials from Cantor Fitzgerald Income Trust, Inc.’s Quarterly Report on Form 10-Q for the nine months ended September 30, 2025 are formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Changes in Equity; (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CANTOR FITZGERALD INCOME TRUST, INC.

By:	/s/ William Ferri
William Ferri
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Brandon Lutnick
Brandon Lutnick
Chairman of the Board of Directors

	By:	/s/ Danny H. Salinas
Danny H. Salinas
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Dated: November 13, 2025