Form 10-K
period 2025-12-31
Cantor Fitzgerald Income Trust, Inc.
filed 2026-03-24
CIK 1666244

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the common stock held by non-affiliates of the Registrant: No established market exists for the Registrant’s common stock. As of March 12, 2026, the registrant had 3,048,010 Class AX shares, 1,007,510 Class IX shares, 4,933 Class TX shares, 5,577,263 Class I shares, 449,889 Class D shares, 1,268,751 Class T shares and 5,445 Class S shares of $0.01 par value common stock outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS; RISK FACTOR SUMMARY

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

The following is a summary of principal risk factors that may materially adversely affect our business, operating results, prospects and financial condition. The following should be read in conjunction with the more complete discussion of the risk factors we face, which are set forth more fully in “Part I. Item 1A. Risk Factors”.

•
Cantor Fitzgerald Income Trust, Inc. (the “Company”) may not be able to successfully raise capital in the Offerings (as defined below).
•
The Company is dependent on the resources and personnel of Cantor Fitzgerald Income Advisors, LLC (the “Advisor”), Cantor Fitzgerald Investors, LLC (“CFI”) and their affiliates, including the Advisor’s ability to source and close on attractive investment opportunities on the Company’s behalf.
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
•
There is a lack of a public trading market for the Company’s shares of common stock.
•
The Company’s operating results will be affected by the impact of economic conditions on the tenants, borrowers and others who the Company depends on to make payments to it.
•
The Advisor may not be able to attract and retain sufficient personnel to support growth and operations.
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
•
The investments in the Company’s portfolio are illiquid, the Company’s share repurchase program is subject to limitations and the Company may suspend or terminate the share repurchase program at any time.
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
•
The Company may fail to qualify or maintain its qualification as a REIT (as defined below) for U.S. federal income tax purposes and is subject to limitations imposed on the Company’s business by its status as a REIT.
•
The Company’s business could be materially and adversely affected by the risks, or the public perception of the risks, related to a pandemic or other health crisis, such as the outbreak of coronavirus.
•
The Company’s business may be affected by changes in laws or regulations governing various aspects of the Company’s business and non-listed REITs generally, including, but not limited to, changes implemented by the Department of Labor, the Securities and Exchange Commission (the “SEC”), or FINRA and changes to laws governing the taxation of REITs.
•
The Company may not be able to maintain its exemption from registration under the Investment Company Act of 1940, as amended (the “Investment Company Act”).
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

PART I

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

The Company was incorporated in the State of Maryland on February 2, 2016 under the name Rodin Global Access Property Trust, Inc. On September 12, 2016, the Company changed its name to Rodin Global Property Trust., Inc and on July 30, 2020, the Company changed its name to Cantor Fitzgerald Income Trust, Inc.

The Company plans to own substantially all of its assets and conduct its operations through Cantor Fitzgerald Income Trust Operating Partnership, L.P. (the “Operating Partnership”). The Company is the sole general partner and a limited partner of the Operating Partnership and CFI’s wholly owned subsidiary, Cantor Fitzgerald Income Trust OP Holdings, LLC (the “Special Unit Holder”), is the sole special unit holder of the Operating Partnership.

The Company is conducting a continuous public offering of shares of common stock pursuant to Rule 415 of the Securities Act. On March 23, 2017, the Company launched its initial public offering (the “Initial Offering”) of up to $1.25 billion in shares of common stock, consisting of up to $1.0 billion in shares in the Company’s primary offering (“Primary Offering”) and up to $250 million in shares pursuant to its distribution reinvestment plan (the “DRP”). On May 18, 2017, the Company satisfied the minimum offering requirement as a result of the purchase of $2.0 million in Class I shares by CFI (the “Minimum Offering Requirement”). The Company terminated the Primary Offering effective July 31, 2020, but is continuing to offer up to $50.0 million of common stock pursuant to the DRP pursuant to a Registration Statement on Form S-3. On August 10, 2020, the Company launched its second public offering (the “Follow-On Offering”) of up to $1.25 billion in shares of common stock, consisting of up to $1.0 billion in the primary offering and $250 million in shares pursuant to the DRP. On February 7, 2024, the Follow-On Offering terminated, and the Company launched its third public offering (the “Third Offering”) of up to $1.25 billion in shares of common stock, consisting of up to $1.0 billion in the primary offering and $250 million in shares pursuant to the DRP. The Company intends to continue selling shares in the Third Offering on a monthly basis.

As of March 12, 2026, the Company had issued 3,048,010 Class AX shares, 4,933,Class TX shares, 1,007,510 Class IX shares, 1,268,751 Class T shares, 449,889 Class D shares, 5,445 Class S shares, and 5,577,263 Class I shares of common stock in the Primary Offering and the primary portion of the Follow-On Offering, as well as 609,139 Class AX shares, 127,979 Class TX shares, 174,636 Class IX shares, 93,502 Class T shares, 43,115 Class D shares, 439 Class S shares, and 442,173 Class I shares in the DRP for aggregate net proceeds of $297,622,470 in the Initial Offering, the Follow-On Offering and the Third Offering (collectively, the “Offerings”).

Prior to the commencement of the Follow-On Offering, the Company determined its net asset value as of the end of each quarter. Net Asset Value (“NAV”), as defined, is calculated consistent with the procedures set forth in the Company’s prospectus and excludes any organization and offering expenses paid by the Advisor on the Company’s behalf (other than selling commissions, dealer manager fees and distribution fees) (“O&O Costs”), with such costs to be reflected in the Company’s NAV to the extent the Company reimburses the Advisor for these costs. Upon commencement of the Follow-On Offering, the Company started determining its NAV on a monthly basis, beginning with the determination of NAV as of July 31, 2020. As of December 31, 2025, the Company’s NAV was $20.10 per Class AX share, Class IX share, Class I share, and Class D share, $20.09 per Class TX share, Class T share and Class S share, $20.10 per Class I OP units, and $20.09 per Class T OP units. For further discussion of the Company’s NAV calculation, please see “—Net Asset Value”.

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

As of December 31, 2025, the Company owned the following investments:

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
•
An industrial dry/cold storage facility located in Columbus, OH (the "Fisher Road Property").
•
A controlling interest of 49.37% in a Delaware Statutory Trust, CF Landings Multifamily DST (the "Longmire DST"), located in Conroe, TX (the “Longmire Property”).
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
•
An investment commitment of $10,000,000 in Digital Bridge AI Infrastructure A, LP, a $500 million investment vehicle with commitments to four data center businesses across the U.S., Canada, and EMEA (the "Data Center"). As of December 31, 2025, $8,179,307 has been called for and funded to the investment in the Data Center.

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

The Advisor is an indirect subsidiary of Cantor Fitzgerald, L.P. (“Cantor”) and is organized to provide asset management and other services to the Company. Cantor controls BGC Group, Inc. (“BGC”), Newmark Group, Inc. (“Newmark”) and a number of other financial services businesses, including the Company’s dealer manager, Cantor Fitzgerald & Co. (the “Dealer Manager”) (collectively, the “Cantor Companies”).

The Company relies on the investment professionals of the Advisor and certain of its affiliates to identify suitable investment opportunities for the Company. The Company’s investment strategy may overlap with some of the strategies of other Cantor Companies. Newmark does not currently acquire properties or interests in real estate properties, however, through its Berkeley Point business, it originates multifamily loans distributed through the GSE programs of Fannie Mae and Freddie Mac, as well as through HUD programs. In addition, in the course of Newmark’s business, it may generate fees from the referral of loan opportunities to third parties. The persons comprising Newmark’s day-to-day management are different than the Company’s investment professionals. However, Newmark is an affiliate and under common control with CFI. Newmark nor any other Cantor Company is restricted from competing with the Company’s business, whether by originating or acquiring loans that might be suitable for origination or acquisition by us, or by referring investment opportunities to third parties in exchange for fees. In addition, Newmark is not required to refer such opportunities to the Company. Investment opportunities sourced by the investment professionals of Newmark or any other Cantor Company not controlled by CFI, to the extent not pursued by such company, will be allocated by such company in its sole discretion. The investment professionals responsible for sourcing investments for CFI are generally different than the investment professionals responsible for sourcing investments for other Cantor Companies and to the extent there is overlap, such investment professionals will first present suitable opportunities to CFI.

The Company's Website

The Company's corporate website address is www.cfincometrust.com. The information contained on, or accessible through the Company's corporate website or any other website that the Company may maintain is not incorporated by reference into this Annual Report. From time to time, the Company may use its website as a distribution channel for information about the Company. The information posted through this channel may be deemed material. Accordingly, investors should monitor this channel, in addition to following our press releases and SEC filings.

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

The Company’s business and operations are dependent on the commercial real estate industry generally, which in turn is dependent upon broad economic conditions in the United States and abroad. A worsening of economic conditions would likely have a negative impact on the commercial real estate industry generally and on the Company’s business and operations specifically. Additionally, disruptions in the global economy, epidemics of infectious disease, changes in international tariff and trade policies, regional conflict (including the ongoing conflicts in the Middle East and Ukraine) or otherwise, may also have a negative impact on the commercial real estate market domestically. Adverse conditions in the commercial real estate industry could harm the Company’s business and financial condition by, among other factors, reducing the value of the Company’s existing assets, limiting the Company’s access to debt and equity capital, harming the Company’s ability to originate new commercial real estate debt and otherwise negatively impacting the Company’s operations.

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

Market disruptions in a single country could cause a worsening of conditions on a regional and even global level, and economic problems in a single country are increasingly affecting other markets and economies. A continuation of this trend could result in problems in one country adversely affecting regional and even global economic conditions and markets. For example, concerns about the fiscal stability and growth prospects of certain European countries in the last economic downturn had a negative impact on most economies of the Eurozone and global markets and the ongoing conflicts in the Middle East and Ukraine could have a negative impact on those countries and others in those regions. The occurrence of similar crises in the future could cause increased volatility in the economies and financial markets of countries throughout a region, or even globally.

Additionally, political leaders in certain European nations have recently been elected on protectionist platforms, fueling doubts about the future of global free trade. The U.S. government has imposed tariffs on certain foreign goods, including steel and aluminum and has indicated a willingness to impose tariffs on imports of other products. Some foreign governments, including China, have instituted retaliatory tariffs on certain U.S. goods and have indicated a willingness to impose additional tariffs on U.S. products. Shifts in U.S. trade policy, including new or increased tariffs and uncertainty surrounding existing international trade agreements, have contributed to heightened volatility in global markets and economic conditions. Such uncertainty can influence business activity and supply chains, which may adversely affect general market performance and our operations.

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

The Company’s business may be adversely affected by market, economic and real estate conditions in the U.S. and global economies and/or the local economies in the markets in which the Company’s properties are located. Unfavorable market, economic and real estate conditions may be due to, among other things, rising or sustained high interest rates and high inflation, labor market challenges, supply chain disruptions, volatility in the public equity and debt markets, pandemics, geopolitical instability (such as the ongoing conflicts in the Middle East and Ukraine), and other conditions beyond the Company’s control. Because economic conditions in the United States may affect the demand for real estate, real estate values, occupancy levels and property income, current and future economic conditions in the United States, including slower growth or a recession and capital market volatility or disruptions, could have a material adverse impact on the Company’s earnings and financial condition. Economic conditions may be affected by numerous factors, including, but not limited to, the pace of economic growth and/or recessionary concerns, inflation, increases in the levels of unemployment, energy prices, uncertainty about government fiscal and tax policy, geopolitical events, the regulatory environment, the availability of credit and interest rates. Current conditions, or similar conditions existing in the future, may have a material adverse effect on the Company’s results of operations, financial condition and ability to pay distributions to the Company’s shareholders.

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

The Company cannot assure the Company’s stockholders that leases will be renewed or that properties will be re-leased at rental rates equal to or above existing rental rates or that substantial rent abatements, tenant improvements, early termination rights or tenant-favorable renewal options will not be offered to attract new tenants or retain existing tenants. If the rental rates at properties decrease, existing tenants do not renew their leases or do not re-lease a significant portion of available space and space for which leases will expire, the Company’s financial condition, results of operations, cash flow, cash flow available to pay debt service and the Company’s ability to make distributions to the Company’s stockholders and to satisfy the Company’s principal and interest obligations would be adversely affected. Moreover, the resale value of properties could be diminished because the market value of properties depends upon the value of the leases associated with the properties. As of March 23, 2026, the Company did not have any vacant space in its portfolio.

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

As of December 31, 2025, 26.7% of the Company’s investments were concentrated in Ohio, 20.8% in Maryland, 15.1% in Texas, 12.6% in California, 6.9% in Wisconsin, 5.4% in South Carolina, 5.0% in Arizona, and 7.5% in others. In addition, the Company’s portfolio of real estate assets had the following industry concentration: 29.9% multifamily, 26.1% single tenant office, 24.3% single tenant industrial, 16.8% single tenant necessity retail, 1.4% single tenant life sciences, and 1.5% data center.

The Company may be adversely affected by trends in office real estate, including work from home trends.

As of December 31, 2025, approximately 26.1% of the Company's portfolio was comprised of single tenant office properties. Work from home, flexible or hybrid work schedules, open workplaces, videoconferencing, and teleconferencing are becoming more common. Changes in tenant space utilization, including increased acceptance of work from home and flexible work arrangement policies, may cause office tenants to reassess their long-term physical space needs, which could have an adverse effect on the Company's business.

The Company has no established investment criteria limiting the size of each investment the Company makes. If the Company has an investment that represents a material percentage of the Company’s assets and that investment experiences a loss, the value of the Company’s stockholders’ investment in the Company could be significantly diminished.

The Company is not limited in the size of any single investment the Company may make and certain of the Company’s investments may represent a significant percentage of the Company’s assets. The Company may be unable to raise significant capital and invest in a diverse portfolio of assets which would increase the Company’s asset concentration risk. Any such investment may carry the risk associated with a significant asset concentration. Should any investment representing a material percentage of the Company’s assets, experience a loss on all or a portion of the investment, the Company could experience a material adverse effect, which would result in the value of the Company’s stockholders’ investment in the Company being diminished. As of December 31, 2025, the Company has forty three properties, eighteen of which, individually represent more than 10% of the NAV.

Industry concentration of the Company’s tenants or the Company’s investments may make us particularly susceptible to adverse economic developments in these industries.

In the event the Company has a concentration of tenants in a particular industry, the Company’s operating results and ability to make distributions may be adversely affected by adverse developments in those industries and the Company will be subject to a greater risk to the extent that the Company’s tenants are not diversified by industry. As of December 31, 2025, Eisai Corporation of North America is the only tenant occupying more than ten percent of the total square footage of the real property the Company owns interest in. Eisai Corporation of North America is the United States based, wholly owned subsidiary of AA- rated (R&I) Eisai Co. Ltd., a Japanese pharmaceutical company, publicly traded on the Tokyo Stock Exchange.

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

If the Company invests in student housing, the Company’s results of operations will be subject to risks inherent in the student housing industry, including a concentrated lease-up period, seasonal cash flows and a potential decrease in enrollment.

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

In addition, if the Company invests in student housing, a decrease in enrollment at the universities at which such properties are located could adversely affect its financial results. University enrollment can be affected by a number of factors including, but not limited to, the current macroeconomic environment, students’ ability to afford tuition and/or the availability of student loans, competition for international students, the impact of visa requirements for international students, higher demand for distance education, and budget constraints that could limit a University’s ability to attract and retain students. If a University’s enrollment were to significantly decline as a result of these or other factors, the Company’s ability to achieve its leasing targets and thus its properties’ financial performance could be adversely affected.

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

The Company’s primary interest rate exposures will relate to the yield on the Company’s investments and the financing cost of the Company’s debt, as well as the Company’s interest rate swaps that the Company utilizes for hedging purposes. In 2022 and 2023, market interest rates rose markedly and rapidly primarily as a result of the Federal Reserve's actions to curb rapidly rising inflation, which has led to a significant slowdown in real estate transactions and less capital available in the marketplace to finance real estate projects. Notwithstanding the current period of relatively high interest rates, the U.S. Federal Reserve began decreasing rates in 2024 and has continued decreasing interest rates in 2025. Changes in interest rates will affect the Company’s net interest income, which is the difference between the interest income the Company earns on the Company’s interest-earning investments and the interest expense the Company incurs in financing these investments. Interest rate fluctuations resulting in the Company’s interest expense exceeding interest income would result in operating losses for the Company. Changes in the level of interest rates also may affect the Company’s ability to invest in investments, the value of the Company’s investments and the Company’s ability to realize gains from the disposition of investments. Changes in interest rates may also affect borrower default rates.

To the extent that the Company’s financing costs will be determined by reference to floating rates, such as LIBOR or a Treasury index, plus a margin, the amount of such costs will depend on a variety of factors, including, without limitation, (a) for collateralized debt, the value and liquidity of the collateral, and for non-collateralized debt, the Company’s credit, (b) the level and movement of interest rates, and (c) general market conditions and liquidity. In a period of rising interest rates, the Company’s interest expense on floating rate debt would increase, while any additional interest income the Company earns on the Company’s floating rate investments may not compensate for such increase in interest expense. At the same time, the interest income the Company earns on the Company’s fixed-rate investments would not change, the duration and weighted average life of the Company’s fixed-rate investments would increase and the market value of the Company’s fixed-rate investments would decrease. Similarly, in a period of declining interest rates, the Company’s interest income on floating-rate investments would decrease, while any decrease in the interest the Company is charged on the Company’s floating-rate debt may not compensate for such decrease in interest income and interest the Company is charged on the Company’s fixed-rate debt would not change. Any such scenario could materially and adversely affect the Company. As of December 31, 2025, the Company is primarily exposed to rising interest rates through the floating rates on one loan and a revolving credit facility. The Company has mitigated this risk using hedging instruments on the one loan and by paying down the revolving credit facility.

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

Debt service payments will reduce the net income available for distributions to the Company’s stockholders. Moreover, the Company may not be able to meet the Company’s debt service obligations and, to the extent that the Company cannot, the Company risks the loss of some or all of the Company’s assets to foreclosure or sale to satisfy the Company’s debt obligations. The Company’s charter (as amended, the "Charter") and the Company's bylaws do not restrict the form of indebtedness the Company may incur.

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

Similarly, changes in federal policy that affect the geopolitical landscape, including international trade policy, could give rise to circumstances outside the Company’s control that could have negative impacts on the Company’s business operations or the Company's tenant's businesses.

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

The Charter does not limit the Company from utilizing financing until the Company’s borrowings exceed 300% of the Company’s net assets, which is generally expected to approximate 75% of the aggregate cost of the Company’s real estate investments and other assets, the Company cash, before deducting loan loss reserves, other non-cash reserves and depreciation. Further, the Company can incur financings in excess of this limitation with the approval of a majority of the Company’s independent directors. High leverage levels could cause the Company to incur higher interest charges and higher debt service payments and the agreements governing the Company’s borrowings may also include restrictive covenants. These factors could limit the amount of cash the Company has available to distribute to the Company’s stockholders or invest in the Company’s business and could result in a decline in the value of the Company’s stockholders’ investment.

If there is a shortfall between the revenues from the Company’s real estate investments and the cash flow needed to service the Company’s borrowings, then the amount available for distributions to stockholders may be reduced. In addition, incurring mortgage debt increases the risk of loss since defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. In that case, the Company could lose the investment securing the Company’s borrowings that is in default, thus reducing the value of the Company’s stockholders’ investment. The Company may give full or partial guarantees to lenders of the Company’s borrowings to the entities that own the Company’s investments. When the Company provides a guaranty on behalf of an entity that owns one of the Company’s investments, the Company will be responsible to the lender for satisfaction of the debt if it is not paid by such entity. If any mortgages contain cross-collateralization or cross-default provisions, a default on a single investment could affect multiple investments. If any of the Company’s investments are foreclosed upon due to a default, the Company’s ability to pay cash distributions to the Company’s stockholders will be adversely affected, which could result in the Company’s losing the Company’s REIT status and would result in a decrease in the value of the Company’s stockholders’ investment. As of December 31, 2025, the Company’s debt to tangible assets ratio was 56%.

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

Economic events affecting the U.S. economy, such as the general negative performance of the real estate sector or market volatility could cause the Company’s stockholders to seek to sell their shares to the Company pursuant to the Company’s share repurchase program at a time when such events are adversely affecting the performance of the Company’s assets. Even if the Company decides to satisfy all resulting repurchase requests, the Company’s cash flow could be materially adversely affected. In addition, if the Company determines to sell assets to satisfy repurchase requests, the Company may not be able to realize the return on such assets that the Company may have been able to achieve had the Company sold at a more favorable time, and the Company’s results of operations and financial condition, including, without limitation, breadth of the Company’s portfolio by property type and location, could be materially adversely affected.

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

If approved by a majority of the Company’s independent directors, the Company may enter into joint venture agreements with other Cantor Companies or affiliated entities for the acquisition, development or improvement of properties or other investments. The Advisor and its affiliates, the advisors to the other Cantor Companies and the investment advisers to institutional investors in real estate and real estate-related assets, have some of the same executive officers, directors and other key real estate professionals, and these persons will face conflicts of interest in determining which program or investor should enter into any particular joint venture agreement. These persons may also face a conflict in structuring the terms of the relationship between the Company’s interests and the interests of the Cantor-affiliated co-venturer and in managing the joint venture. Any joint venture agreement or transaction between the Company and a Cantor-affiliated co-venturer will not have the benefit of arm’s-length negotiation of the type normally conducted between unrelated co-venturers. The Cantor-affiliated co-venturer may have economic or business interests or goals that are or may become inconsistent with the Company’s business interests or goals. As a result, these co-venturers may benefit to the Company’s and the Company’s stockholders’ detriment. As of December 31, 2025, a majority of the Company’s investments have been initially structured as joint ventures with Cantor Companies and their affiliates.

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

The existence of the performance participation interest in the Company’s operating partnership to which the special unit holder is entitled, is based on the Company’s total distributions plus the change in NAV per share, may create an incentive for the Advisor to make riskier or more speculative investments on the Company’s behalf than it would otherwise make in the absence of such performance-based compensation. In addition, the change in NAV per share will be based on the value of the Company’s investments on the applicable measurement dates and not on realized gains or losses. As a result, the special unit holder may receive distributions based on unrealized gains in certain assets at the time of such distributions and such gains ultimately may not be realized when those assets are eventually disposed of.

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

The Company relies on the Advisor and the real estate professionals the Advisor has assembled, including Messrs. Ferri, Milner and Salinas, for the day-to-day operation of the Company’s business. Messrs. Ferri, Milner and Salinas are also executive officers or managers of certain other Cantor Companies and affiliates. As a result of their interests in other Cantor Companies and affiliates, their obligations to other investors and the fact that they engage in and they will continue to engage in other business activities on behalf of themselves and others, Messrs. Ferri, Milner and Salinas will face conflicts of interest in allocating their time among the Company, the Advisor and its affiliates, other Cantor Companies as well as other business activities in which they are involved. During times of intense activity in other programs and ventures, these individuals may devote less time and fewer resources to the Company’s business than are desirable. As a result, the returns on the Company’s investments, and the value of investment in the Company, may decline.

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

Risks Related to Investment in The Company’s Common Stock

We have held certain of our current investments for only a limited period of time, and you will not have the opportunity to evaluate our future investments before we make them, which makes your investment more speculative.

We have held certain of our current investments for a limited period of time and are not able to provide you with any information relating to any future properties, real estate debt or real estate-related equity securities that we may acquire in the future. Because we have not held certain of our current investments for a long period of time, it may be difficult for you to evaluate our success in achieving our investment objectives. Because you are unable to evaluate the economic merit of our future investments before we make them, you have to rely entirely on the ability of the Advisor to select suitable and successful investment opportunities. Furthermore, the Advisor has broad discretion in selecting the types of properties we will invest in and the tenants of those properties, and you do not have the opportunity to evaluate potential investments. These factors increase the risk that your investment in our common stock may not generate returns comparable to other real estate investment alternatives.

If the Company pays cash distributions from sources other than the Company’s cash flow from operations, the Company will have less funds available for investments and the Company’s stockholders’ overall return may be reduced.

The Company’s organizational documents do not restrict the Company from paying distributions from any source and do not restrict the amount of distributions the Company may pay from any source, including proceeds from the Offerings or the proceeds from the issuance of securities in the future, other third party borrowings, advances from the Advisor or CFI or from the Advisor’s deferral or waiver of its fees under the Third Amended and Restated Advisory Agreement (the "Advisory Agreement"). Distributions may also be funded at least in part, indirectly, due to: (i) organizational and offering expenses paid on the Company's behalf by the Company's advisor, which may be subject to reimbursement to the advisor or its affiliates, (ii) other expenses borne by the Company's advisor, that may be subject to reimbursement to the advisor, and (iii) the Advisor's ability to elect to receive a portion of its asset management fee in Class I shares or Class I operating partnership units, which may be repurchased at a later date. In addition, these factors may have a smoothing effect on the Company's NAV. It is anticipated that during the offering and acquisition phase, when building the Company's portfolio and before the properties have had an opportunity to appreciate, distributions are more likely to be funded at least partially with cash flows from financing activities determined on a GAAP basis, which may include, among other things, offering proceeds and borrowings. This distribution policy may not be a sustainable long-term policy. Distributions paid from sources other than current or accumulated earnings and profits, particularly during the period before the Company has substantially invested the net proceeds from the Offerings, may constitute a return of capital for tax purposes. From time to time, particularly during the period before the Company has substantially invested the net proceeds from the Offerings, the Company may generate taxable income greater than the Company’s income for financial reporting purposes, or the Company’s taxable income may be greater than the Company’s cash flow available for distribution to stockholders. In these situations the Company may make distributions in excess of the Company’s cash flow from operations, investment activities and strategic financings to satisfy the REIT distribution requirement. In such an event, the Company would look first to other third party borrowings to fund these distributions. If the Company funds distributions from financings, the net proceeds from the Offerings or sources other than the Company’s cash flow from operations, the Company will have less funds available for investment in income-producing commercial real estate and the Company’s stockholders’ overall return may be reduced. In addition, if the aggregate amount of cash the Company distributes to stockholders in any given year exceeds the amount of the Company’s taxable income generated during the year, the excess amount will either be (1) a return of capital or (2) a gain from the sale or exchange of property to the extent that a stockholder’s basis in the Company’s common stock equals or is reduced to zero as the result of the Company’s current or prior year distributions. Such distributions may effectively dilute or reduce the value of the stockholders remaining interest in the Company’s net asset value.

If the Company pays distributions from sources other than the Company’s cash flow from operations, the Company will have less cash available for investments, the Company may have to reduce the Company’s distribution rate, the Company’s net asset value may be negatively impacted and the Company’s stockholders overall return may be reduced. As of December 31, 2025, the Company has declared cumulative distributions of $113,232,372, of which 14% of the Company's cash distributions were paid using sources other than the cash flow from operations, including borrowings and proceeds from the Offerings. For the year ended December 31, 2025, 100% of the Company's cash distributions were paid using sources from the Company's cash flow from operations.

Because no public trading market for the Company’s shares of common stock currently exists, it will be difficult for the Company’s stockholders to sell any shares of common stock and, if they are able to sell such shares, they will likely sell them at a substantial discount to the offering price.

There is no public market for the Company’s shares of common stock and the Company currently has no plans to list the Company’s shares of common stock on a national securities exchange. Until the Company’s shares of common stock are listed, if ever, it will be difficult for the Company’s stockholders to sell such shares. In addition, the Charter prohibits the ownership of more than 9.8% in value or number of shares, whichever is more restrictive, of the Company’s outstanding common stock, unless exempted (prospectively or retroactively) by the Company’s board of directors, which may discourage large investors from purchasing the Company’s shares of common stock. In its sole discretion, the Company’s board of directors could amend or suspend the Company’s share repurchase program without stockholder approval. Further, the share repurchase program includes numerous restrictions that will severely limit stockholders’ ability to sell their shares of common stock. Therefore, it will be difficult for the Company’s stockholders to sell their shares of common stock promptly or at all. If they are able to sell their shares of common stock, they would likely have to sell them at a substantial discount to their public offering price. It is also likely that the Company’s shares of common stock would not be accepted as the primary collateral for a loan. Because of the illiquid nature of the Company’s shares of common stock, investors should purchase the Company’s shares of common stock only as a long-term investment and be prepared to hold them for an indefinite period of time.

The availability, amount and timing of distributions to the Company’s stockholders is uncertain and cannot be assured.

There is no assurance that distributions will be authorized and paid. The Company cannot assure the Company’s stockholders that the Company will have sufficient cash to pay distributions or that the amount of any such distributions will increase over time. In addition, the distribution fees payable with respect to Class T shares, Class S shares and Class D shares will reduce the amount of funds available for distribution with respect to all Class T shares, Class S shares and Class D shares, as applicable (including Class T shares, Class S shares and Class D shares issued pursuant to the DRP). Further, because the distribution fees payable with respect to Class T shares and Class S shares are higher than those payable with respect to Class D shares, distributions with respect to Class T shares and Class S shares will be lower than distributions with respect to Class D shares; also, because there are no distribution fees payable with respect to Class I shares, distributions with respect to Class T shares, Class S shares and Class D shares will be lower than distributions with respect to Class I shares. Should the Company fail for any reason to distribute at least 90% of the Company’s REIT taxable income, the Company would not qualify for the favorable tax treatment accorded to REITs absent qualifying remedial action.

If the Company raises substantial proceeds from the Offerings in a short period of time, the Company may not be able to invest all of the Company's offering proceeds promptly, which may cause the Company’s distributions and the Company’s stockholders’ investment returns to be lower than they otherwise would be.

The more shares the Company sells in the Offerings, the greater the Company’s challenge will be to invest all of the proceeds. The large size of the Offerings increases the risk of delays in investing the Company’s net proceeds promptly and on attractive terms. Pending investment, the net proceeds of the Offerings may be invested in permitted temporary investments, which include short-term United States government securities, bank certificates of deposit and other short-term liquid investments. The rate of return on these investments, which affects the amount of cash available to make distributions to stockholders, has fluctuated in recent years and most likely will be less than the return obtainable from the type of investments in the real estate industry the Company seeks to acquire or originate. Therefore, delays the Company encounters in the selection, due diligence and acquisition or origination of investments would likely limit the Company’s ability to pay distributions to the Company’s stockholders and lower their overall returns. In addition, cash and cash equivalents may potentially subject the Company to concentration of risk and at times, balances with any one financial institution may exceed the Federal Deposit Insurance Corporation insurance limits. As of December 31, 2025, the Company had approximately $25.4 million of unrestricted cash and cash equivalents.

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

In order to disclose a monthly NAV, the Company’s board of directors, including a majority of the Company’s independent directors, has adopted valuation procedures and has engaged independent third parties, such as the Independent Valuation Firm to value the Company’s investment assets and liabilities and to calculate the Company’s NAV on a monthly basis, and independent appraisal firms, to provide periodic appraisals with respect to the Company's properties. The Company may also engage other independent third parties to value other assets and liabilities. The Company’s board of directors, including a majority of the Company’s independent directors, may replace the Independent Valuation Firm with another third party or retain another third-party firm to calculate the NAV for each of the Company’s share classes, if it is deemed appropriate to do so. Although the Company’s board of directors, with the assistance of the Advisor, oversees all of these parties and the reasonableness of their work product, the Company will not independently verify the Company’s NAV or the components thereof, such as the appraised values of the Company’s properties. The Company’s management’s assessment of the market values of the Company’s properties may also differ from the appraised values of the Company’s properties as determined by the Independent Valuation Firm. If the parties engaged by the Company to determine the Company’s monthly NAV are unable or unwilling to perform their obligations to the Company, the Company’s NAV could be inaccurate or unavailable, and the Company could decide to suspend the Offerings and the Company’s share repurchase program.

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

The Company's Advisory Agreement provides that any operating expenses which have not been invoiced by the Advisor will not become the Company’s obligations. Without these provisions in the Company's Advisory Agreement, such operating expenses, if invoiced, would likely be recorded as liabilities of the Company, which, in turn, would likely have a negative effect on the Company’s NAV per share. The incurrence of previously unbilled operating expenses likely will have a negative effect on the Company’s NAV per share. As of December 31, 2025, the Advisor has incurred $21,321,804 of Unreimbursed Operating Expenses (as defined below), including $3,404,797 of operating expenses incurred by the Advisor on the Company's behalf which have not been invoiced to the Company and also amounts invoiced to the Company by the Advisor but not yet reimbursed ("Unreimbursed Operating Expenses").

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

The Company has retained Cantor Fitzgerald & Co., an affiliate of CFI and the Advisor, to conduct the Offerings as the Company’s Dealer Manager. The success of the Offerings, and the Company’s ability to implement the Company’s business strategy, is dependent upon the ability of the Dealer Manager to build and maintain a network of broker-dealers to sell the Company’s shares to their clients. If the Dealer Manager is not successful in establishing, operating and managing this network of broker-dealers, the Company’s ability to raise proceeds through the Offerings will be limited and the Company may not have adequate capital to implement the Company’s investment strategy. In addition, if the Dealer Manager has difficulties selling the Company’s shares of common stock, the amount of proceeds the Company raises in the Offerings may be substantially less than the amount the Company would need to create a diversified portfolio of investments, which could result in less diversification in terms of the type, number and size of investments that the Company makes. If the Company is unsuccessful in implementing the Company’s investment strategy, stockholders could lose all or a part of their investment. As of December 31, 2025, the Company had outstanding gross proceeds of $306,008,807 in the Offerings.

The loss of or the inability to obtain key real estate professionals at the Advisor could delay or hinder implementation of the Company’s investment strategies, which could limit the Company’s ability to make distributions and decrease the value of the Company’s stockholders’ investment.

The Company’s success depends upon the contributions of Messrs. Ferri, Milner and Salinas. The Advisor does not have an employment agreement with any of these key personnel and the Company cannot guarantee that all, or any particular one, will remain affiliated with the Company and/or the Advisor. On February 18, 2025, Howard W. Lutnick was confirmed by the United States Senate as the 41st Secretary of Commerce. Following his confirmation, on February 18, 2025, Mr. Howard Lutnick stepped down as Chairman of the Board and Chief Executive Officer of the Company. On March 5, 2025, the Company appointed Brandon Lutnick, son of Mr. Howard Lutnick, to serve as a member of the Board. On March 5, 2025, the Company appointed William Ferri as Chief Executive Officer of the Company. On September 1, 2025, Paul M. Pion stepped down as the Chief Financial Officer, Treasurer, and Director of the Company. On September 2, 2025, the Board appointed Danny H. Salinas as Director, Chief Financial Officer, and Treasurer of the Company. If any of these persons were to cease their association with the Company, whether because they are internalized into other Cantor sponsored programs, or otherwise, the Company’s operating results could suffer. The Company does not intend to maintain key person life insurance on any person. The Company believes that the Company’s future success depends, in large part, upon the Advisor’s and its affiliates’ ability to attract and retain highly skilled managerial, operational and marketing professionals. There is competition for such professionals, and the Advisor and its affiliates may be unsuccessful in attracting and retaining such skilled individuals. If the Company loses or are unable to obtain the services of highly skilled professionals the Company’s ability to implement the Company’s investment strategies could be delayed or hindered, and the value of the Company’s stockholders’ investment may decline.

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

Maryland law provides that a director has no liability in that capacity if he performs his duties in good faith, in a manner he reasonably believes to be in the Company’s best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. The Charter provides that no independent director shall be liable to the Company or the Company’s stockholders for monetary damages and that the Company will generally indemnify them for losses unless they are grossly negligent or engage in willful misconduct. As a result, the Company’s stockholders and the Company may have more limited rights against the Company’s independent directors than might otherwise exist under common law, which could reduce the Company’s stockholders and the Company’s recovery from these persons if they act in a negligent manner. In addition, the Company may be obligated to fund the defense costs incurred by the Company’s independent directors (as well as by the Company’s other directors, officers, employees (if the Company ever has employees and agents) in some cases, which would decrease the cash otherwise available for distribution.

The Company’s board of directors may change the Company’s investment policies generally and at the individual investment level without stockholder approval, which could alter the nature of the Company’s stockholders’ investment.

The Charter requires that the Company’s independent directors review the Company’s investment policies at least annually to determine that the policies the Company is following are in the best interests of the stockholders. In addition to the Company’s investment policies, the Company also may change the Company’s stated strategy for any particular investment. These policies may change over time. The methods of implementing the Company’s investment policies also may vary, as new investment techniques are developed. The Company’s investment policies, the methods for their implementation, and the Company’s other strategies, policies and procedures may be altered by the Company’s board of directors without the approval of the Company’s stockholders except to the extent that the policies are set forth in the Charter. As a result, the nature of the Company’s stockholders’ investment could change without their consent.

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

Stockholders’ ability to have their shares of common stock repurchased is limited under the Company’s share repurchase program. If stockholders are able to have their shares repurchased, it may be at a price that is less than the price they paid for the shares and the then-current market value of the shares.

The Company’s share repurchase program contains significant restrictions and limitations. For example, only stockholders who purchase their shares of common stock directly from the Company or who received their shares through a non-cash transaction, not in the secondary market, are eligible to participate and if holders of shares do not hold their shares of common stock for a minimum of one year, then they will only be eligible for repurchase at 95% of the transaction price that would otherwise apply. The Company may choose to redeem fewer shares of common stock than have been requested in any particular month to be repurchased under the Company’s share repurchase program, or none at all, in the Company’s discretion at any time. The Company may repurchase fewer shares of common stock than have been requested to be repurchased due to lack of readily available funds because of adverse market conditions beyond the Company’s control, the need to maintain liquidity for the Company’s operations or because the Company has determined that investing in real property or other illiquid investments is a better use of the Company’s capital than the repurchase of the Company’s shares. In addition, the total amount of shares of common stock that may be repurchased under the Company’s share repurchase program is limited, in any calendar month, to shares whose aggregate value (based on the transaction price per share on the date on the repurchase) is 2% of the Company’s aggregate NAV as of the last calendar day of the previous month and during any calendar quarter whose aggregate value (based on the transaction price per share in effect when the repurchase is effected) is up to 5% of the Company’s aggregate NAV as of the last calendar day of the prior calendar quarter. For the quarter ended December 31, 2025, the Company repurchased 584,463 shares of the Company's common stock, of which the Company honored 100% of repurchase requests in October and November 2025, and fulfilled 50.7% of requested repurchases in December 2025.

The vast majority of the Company’s assets will consist of properties or other assets which cannot generally be readily liquidated on short notice without impacting the Company’s ability to realize full value upon their disposition. Therefore, the Company may not always have a sufficient amount of cash to immediately satisfy repurchase requests. Further, the Company may invest in real estate-related securities and other securities with the primary goal of maintaining liquidity in support of the Company’s share repurchase program. Any such investments may result in lower returns than an investment in real estate assets, which could adversely impact the Company’s ability to pay distributions and the stockholders’ overall return. In addition, the Company’s board of directors may modify or suspend the Company’s share repurchase program at any time in its sole discretion. As a result of these limitations, stockholders’ ability to have their shares of common stock repurchased by the Company may be limited, the Company’s shares should be considered as having only limited liquidity and at times may be illiquid. In addition, the repurchase price stockholders may receive upon any such repurchase may not be indicative of the price they would receive if the Company’s shares were actively traded or if the Company were liquidated, and stockholders should not assume that they will be able to sell all or any portion of their shares back to the Company pursuant to the Company’s share repurchase program or to third parties at a price that reflects the then current market value of the shares or at all.

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

These fees increase the risk that the amount available for distribution to common stockholders upon a liquidation of the Company’s portfolio would be less than the purchase price of the shares in the Offerings. These substantial fees and other payments also increase the risk that stockholders will not be able to resell their shares at a profit, even if the Company’s shares of common stock are listed on a national securities exchange.

Economic events may cause stockholders to request that the Company repurchase their shares, which may materially adversely affect the Company’s cash flow, results of operations and financial condition.

Economic events affecting the U.S. economy, such as the general negative performance of the real estate sector or market volatility (including as a result of the ongoing conflicts in the Middle East and Ukraine), could cause the Company’s stockholders to seek to sell their shares to the Company pursuant to the share repurchase program at a time when such events are adversely affecting the performance of the Company’s assets. Even if the Company decides to satisfy all resulting repurchase requests, the Company’s cash flow could be materially adversely affected. In addition, if the Company determines to sell assets to satisfy repurchase requests, the Company may not be able to realize the return on such assets that the Company may have been able to achieve had the Company sold at a more favorable time, and the Company’s results of operations and financial condition, including, without limitation, breadth of our portfolio by property type and location, could be materially adversely affected.

Risks Related to The Company’s Offerings and The Company’s Corporate Structure

The Charter limits the number of shares a person may own, which may discourage a takeover that could otherwise result in a premium price to the Company’s stockholders.

The Charter, with certain exceptions, authorizes the Company’s directors to take such actions as are necessary and desirable to preserve the Company’s qualification as a REIT. To help the Company comply with the REIT ownership requirements of the Internal Revenue Code (the "Code"), the Charter prohibits a person from directly or constructively owning more than 9.8% in value of the Company’s outstanding stock or more than 9.8% in value or number of shares, whichever is more restrictive, of the Company’s outstanding common stock, unless exempted (prospectively or retroactively) by the Company’s board of directors. This restriction may have the effect of delaying, deferring or preventing a change in control of the Company, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of the Company’s assets) that might provide a premium price for holders of the Company’s common stock.

The Charter permits the Company’s board of directors to issue stock with terms that may subordinate the rights of the Company’s common stockholders or discourage a third party from acquiring the Company in a manner that could result in a premium price to the Company’s stockholders.

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

The current SEC standard of conduct for investment professionals and proposed state legislation or regulations could impact the Company’s ability to raise capital.

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

The Company’s board of directors determines the Company’s major policies, including the Company’s policies regarding financing, growth, debt capitalization, REIT qualification and distributions. The Company’s board of directors may amend or revise these and other policies without a vote of the stockholders. Under Maryland General Corporation Law and the Charter, the Company’s stockholders have a right to vote only on the following limited matters:

•
the election or removal of directors;
•
the amendment of the Charter, except that the Company’s board of directors may amend the Charter without stockholder approval to (a) increase or decrease the aggregate number of the Company’s shares of stock or the number of shares of stock of any class or series that the Company has the authority to issue, (b) effect certain reverse stock splits, and (c) change the Company’s name or the name or other designation or the par value of any class or series of the Company’s stock and the aggregate par value of the Company’s stock;
•
the Company’s liquidation or dissolution;
•
the Company’s conversion;
•
statutory share exchanges;
•
certain reorganizations of the Company, as provided in the Charter; and
•
certain mergers, consolidations or sales or other dispositions of all or substantially all the Company’s assets, as provided in the Charter.

The Company’s board’s broad discretion in setting policies and the Company’s stockholders’ inability to exert control over those policies increases the uncertainty and risks the Company’s stockholders face.

If the Company does not successfully implement a liquidity transaction, the Company’s stockholders may have to hold their investment for an indefinite period.

The Charter does not require the Company’s board of directors to pursue a transaction providing liquidity to the Company’s stockholders. If the Company’s board of directors determines to pursue a liquidity transaction, the Company would be under no obligation to conclude the process within a set time. If the Company adopts a plan of liquidation and/or sale, the timing of the sale of assets will depend on real estate and financial markets, economic conditions in areas in which the Company’s investments are located and federal income tax effects on the Company’s stockholders that may prevail in the future. The Company cannot guarantee that the Company will be able to liquidate all of the Company’s assets on favorable terms, if at all. In addition, the Company is not restricted from effecting a liquidity transaction with a company affiliated with Cantor, which may result in certain conflicts of interest. After the Company adopts a plan of liquidation and/or sale, the Company would likely remain in existence until all the Company’s investments are liquidated. If the Company does not pursue a liquidity transaction or delay such a transaction due to market conditions, the Company’s common stock may continue to be illiquid and the Company’s stockholders may, for an indefinite period of time, be unable to convert their shares to cash easily, if at all, and could suffer losses on their investment in the Company’s shares.

The Charter includes a provision that may discourage a stockholder from launching a tender offer for the Company’s shares.

The Charter provides that any tender offer made by a person, including any “mini-tender” offer, must comply with most provisions of Regulation 14D of the Exchange Act. The offeror must provide the Company notice of such tender offer at least 10 business days before initiating the tender offer. If the offeror does not comply with these requirements, no person may transfer any shares held by such person to the offeror without first offering the shares to the Company at the tender offer price offered in such tender offer. In addition, the noncomplying offeror person shall be responsible for all of the Company’s expenses in connection with that offeror’s noncompliance. This provision of the Charter may discourage a person from initiating a tender offer for the Company’s shares and prevent the Company’s stockholders from receiving a premium price for their shares in such a transaction.

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

To qualify as a REIT, the Company must ensure that at the end of each calendar quarter, at least 75% of the value of the Company’s assets consists of cash, cash items, government securities and qualified REIT real estate assets, including certain mortgage loans and residential and commercial mortgage-backed securities. The remainder of the Company’s investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of the Company’s assets (other than government securities and qualified real estate assets) may consist of the securities of any one issuer, no more than 25% of the Company’s assets may consist of publicly offered REIT debt instruments that do not otherwise qualify under the 75% asset test, and for taxable years ending on or before December 31, 2025, no more than 20% of the value of the Company’s total assets may be represented by securities of one or more taxable REIT subsidiaries. For taxable years beginning after December 31, 2025, no more than 25% of the value of the Company’s total assets may be represented by securities of one or more taxable REIT subsidiaries. If the Company fails to comply with these requirements at the end of any calendar quarter, the Company must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing the Company’s REIT qualification and suffering adverse tax consequences. As a result, the Company may be required to liquidate from the Company’s portfolio otherwise attractive investments. These actions could have the effect of reducing the Company’s income and amounts available for distribution to the Company’s stockholders.

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

In order for the Company to qualify as a REIT, no more than 50% in value of the Company’s outstanding capital stock may be owned, directly or indirectly, by five or fewer individuals during the last half of any calendar year. “Individuals” for this purpose include natural persons, and some entities such as private foundations. To preserve the Company’s REIT qualification, the Charter generally prohibits any person from directly or indirectly owning more than 9.8% in value of the Company’s outstanding stock or more than 9.8% in value or number of shares, whichever is more restrictive, of the Company’s outstanding common stock. This ownership limitation could have the effect of discouraging a takeover or other transaction in which holders of the Company’s common stock might receive a premium for their shares over the then prevailing market price or which holders might believe to be otherwise in their best interests.

The Company’s ownership of and relationship with the Company’s taxable REIT subsidiaries will be limited and a failure to comply with the limits would jeopardize the Company’s REIT status and may result in the application of a 100% excise tax.

A REIT may own up to 100% of the stock of one or more taxable REIT subsidiaries. A taxable REIT subsidiary may earn income that would not be qualifying income if earned directly by the parent REIT. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a taxable REIT subsidiary. A corporation of which a taxable REIT subsidiary directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a taxable REIT subsidiary. Overall, no more than 20% or 25%, as applicable, of the value of a REIT’s assets may consist of stock or securities of one or more taxable REIT subsidiaries. A domestic taxable REIT subsidiary will pay federal, state and local income tax at regular corporate rates on any income that it earns. In addition, the taxable REIT subsidiary rules limit the deductibility of interest paid or accrued by a taxable REIT subsidiary to its parent REIT to assure that the taxable REIT subsidiary is subject to an appropriate level of corporate taxation. The rules also impose a 100% excise tax on certain transactions between a taxable REIT subsidiary and its parent REIT that are not conducted on an arm’s-length basis. The Company cannot assure you that it will be able to comply with the limitation on ownership of taxable REIT subsidiary stock and securities on an ongoing basis so as to maintain REIT status or to avoid application of the 100% excise tax imposed on certain non-arm’s length transactions.

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

If the Company determines that the Company would be negatively impacted by this rule and provided that the Company qualifies as a “real property trade or business,” an election could be made to permit the Company to deduct 100% of the interest expense. If such an election is made, the electing “real property trade or business” is thereafter required to use the less favorable alternative depreciation system to depreciate real property used in its trade or business. Under the Code, the alternative depreciation system lives are as follows: 30 years for residential real property (previously 40 years), 40 years for non-residential property (no change), and 20 years for qualified improvement property (previously 40 years). For this purpose, a “real estate trade or business” is any real property development, redevelopment, construction, reconstruction, acquisition, conversion, rental, operation, management, leasing, or brokerage trade or business. The Company believes that the Company would qualify as a “real property trade or business”, however, the Company will not seek a tax opinion or guidance from the IRS with respect to this determination. There is no statutory provision or other authority grandfathering existing debt from this limitation.

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

Legislation enacted in 2003 and modified in 2005, 2010 and 2013 generally reduces the maximum tax rate for dividends payable to certain shareholders who are domestic individuals, trusts and estates to 20%. Dividends payable by REITs, however, are generally not eligible for the reduced rates. Although this legislation does not adversely affect the taxation of REITs or dividends paid by REITs, the more favorable rates applicable to regular corporate dividends could cause certain investors to perceive investments in REITs to be relatively less attractive than investments in stock of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including the Company’s common stock. Notwithstanding the foregoing, ordinary income dividends of a REIT (excluding distributions traceable to the dividends paid by a TRS of such REIT and certain other distributions) are generally eligible for a 20% deduction from the taxable income of non-corporate stockholders who include such dividends in their net taxable income.

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

There have been an increasing number of cyber-attacks in recent years in various industries, and the risk of cybersecurity incidents may be heightened by the increased prevalence and use of artificial intelligence and machine-learning technology. Cyber-security risk management has been the subject of increasing focus by the Company’s regulators. If one or more cyber-attacks occur, it could potentially jeopardize the confidential, proprietary and other information processed and stored in, and transmitted through, the Company’s computer systems and networks, or otherwise cause interruptions or malfunctions in the Company, as well as the Company’s clients’ or other third parties’, operations, which could result in reputational damage, financial losses and/or client dissatisfaction, which may not in all cases be covered by insurance. Any such cyber incidents involving the Company’s computer systems and networks, or those of third parties important to the Company’s business, could have a material adverse effect on the Company’s business, financial condition, results of operations and prospects.

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

Item 3. Legal Proceedings.

From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business. As of December 31, 2025, the Company was not involved in any material legal proceedings.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

There is no established trading market for the Company’s common stock. Therefore, there is a risk that a stockholder may not be able to sell the Company’s stock at a time or price acceptable to the stockholder, or at all. Unless and until the Company’s shares of common stock are listed on a national securities exchange, the Company does not expect that a public market for the shares of common stock will develop.

The Company is conducting a continuous public offering of shares of common stock pursuant to Rule 415 of the Securities Act. On March 23, 2017, the Company launched the Initial Offering of up to $1.25 billion in shares of common stock, consisting of up to $1.0 billion in shares in its Primary Offering and up to $250 million in shares pursuant to its DRP. On May 18, 2017, the Company satisfied the Minimum Offering Requirement for the Initial Offering as a result of CFI’s purchase of $2.0 million in Class IX shares. The Company terminated the Primary Offering effective July 31, 2020, but is continuing to offer up to $50.0 million of common stock pursuant to the DRP. On August 10, 2020, the Company launched the Follow-On Offering of up to $1.25 billion in shares of common stock, consisting of up to $1.0 billion in the primary offering and $250 million in shares pursuant to the DRP. On February 7, 2024, the Follow-On Offering terminated, and the Company launched the Third Offering of up to $1.25 billion in shares of common stock, consisting of up to $1.0 billion in the primary offering and $250 million in shares pursuant to the DRP. The Company intends to continue selling shares in the Third Offering on a monthly basis

Prior to the commencement of the Follow-On Offering, the Company determined its NAV as of the end of each quarter. Upon commencement of the Follow-On Offering, the Company started determining its NAV on a monthly basis, beginning with determination of NAV as of July 31, 2020. The Company is offering shares related to the Third Offering at the “transaction price,” plus applicable upfront selling commissions and dealer manager fees. The “transaction price” generally will be equal to the most recently determined NAV per share as of the end of the prior month. However, the Company may offer shares at a price that we believe reflects the NAV per share of such stock more appropriately than the prior month’s NAV per share, including by updating a previously disclosed transaction price, in cases where the Company believes there has been a material change (positive or negative) to the Company’s NAV per share since the end of the prior month. As of December 31, 2025, the Company’s NAV was $20.10 per Class AX share, Class IX share, Class I share, and Class D share, $20.09 per Class TX share, Class T share and Class S share, $20.10 per Class I OP unit, and $20.09 per Class T OP unit. Subsequent to December 31, 2025, the Company has determined NAVs per share as of January 31, 2026 and February 28, 2026. As of January 31, 2026, the Company reported NAV of $20.19 per Class AX share, Class IX share, Class I share, Class D share and Class I OP unit, $20.18 per Class TX share, Class T share, Class S share and Class T OP unit. As of February 28, 2026, the Company reported NAV of $20.19 per Class AX share, Class IX share, Class I share, Class D share, Class I OP unit, and Class T OP unit, $20.18 per Class TX share, Class S share, and Class T share. These NAVs per share were determined in accordance with the Company’s valuation policy and procedures set forth in the Company’s prospectus for the then current offering. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Net Asset Value” for additional information regarding the Company’s NAV methodology.

The Company’s shares of common stock consist of Class AX shares, Class TX shares, Class IX shares, Class D shares, Class T shares, Class S shares and Class I shares, all of which are collectively referred to herein as shares of common stock. As of December 31, 2025, the Company’s total number of authorized common shares was 400,000,000, consisting of 10,000,000 of Class AX authorized common shares, 5,000,000 of Class TX authorized common shares, 5,000,000 of Class IX authorized common shares, 100,000,000 of Class T authorized common shares, 20,000,000 of Class S authorized common shares, 60,000,000 of Class D authorized common shares, and 200,000,000 of Class I authorized common shares. The Class AX Shares, Class IX Shares, Class I Shares, Class D Shares, Class S Shares, Class T Shares and Class TX Shares have the same voting rights and rights upon liquidation, although distributions are expected to differ due to the distribution fees payable with respect to Class D Shares, Class S Shares, Class T Shares and Class TX Shares, which will reduce distributions to the holders of such classes of shares.

The following table presents the Company's monthly NAV per share and unit for each applicable share/unit class from January 31, 2023 through December 31, 2025:(1)(2)

	Class AX, IX and I Common Shares	Class TX Common Shares	Class T Common Shares	Class D Common Shares	Class S Common Shares	I OP Units	T OP Units
January 31, 2023	$26.36	$26.34	$26.34	$26.35	$26.34	$—	$—
February 28, 2023	26.45	26.43	26.43	26.44	26.43	—	—
March 31, 2023	25.75	25.72	25.73	25.75	25.73	—	—
April 30, 2023	25.50	25.47	25.48	25.49	25.48	—	—
May 31, 2023	25.30	25.27	25.28	25.29	25.28	—	—
June 30, 2023	25.23	25.20	25.21	25.22	25.21	—	—
July 31, 2023	24.61	24.56	24.60	24.61	24.60	—	—
August 31, 2023	24.55	24.50	24.53	24.54	24.53	—	—
September 30, 2023	24.40	24.35	24.38	24.39	24.38	—	—
October 31, 2023	24.26	24.20	24.24	24.26	24.24	—	—
November 30, 2023	22.32	22.27	22.31	22.32	22.31	—	—
December 31, 2023	22.08	22.02	22.07	22.08	22.07	—	—
January 31, 2024	22.07	22.05	22.06	22.07	22.06	—	—
February 29, 2024	22.12	22.10	22.10	22.11	22.10	—	—
March 31, 2024	21.99	21.97	21.98	21.99	21.98	—	—
April 30, 2024	21.92	21.90	21.90	21.92	21.90	—	—
May 31, 2024	21.85	21.83	21.83	21.85	21.83	—	—
June 30, 2024	21.46	21.43	21.44	21.45	21.44	—	—
July 31, 2024	20.40	20.37	20.39	20.40	20.39	—	—
August 31, 2024	20.21	20.19	20.19	20.20	20.19	—	—
September 30, 2024	20.15	20.13	20.13	20.14	20.13	—	—
October 31, 2024	20.24	20.22	20.23	20.24	20.23	—	—
November 30, 2024	20.12	20.10	20.10	20.11	20.10	—	—
December 31, 2024	20.70	20.69	20.69	20.70	20.69	—	—
January 31, 2025	20.60	20.59	20.59	20.60	20.59	—	—
February 28, 2025	20.32	20.30	20.31	20.32	20.30	—	—
March 31, 2025	20.21	20.19	20.19	20.20	20.19	20.21	20.16
April 30, 2025	20.02	20.00	20.00	20.01	20.00	20.02	19.96
May 31, 2025	20.02	20.00	20.00	20.01	20.00	20.02	20.01
June 30, 2025	20.00	19.99	19.99	20.00	19.99	20.00	20.00
July 31, 2025	19.90	19.88	19.89	19.90	19.89	19.90	19.89
August 31, 2025	19.76	19.75	19.75	19.76	19.75	19.76	19.76
September 30, 2025	19.73	19.72	19.72	19.73	19.72	19.73	19.73
October 31, 2025	19.77	19.76	19.76	19.77	19.76	19.77	19.76
November 30, 2025	19.43	19.42	19.42	19.43	19.42	19.43	19.42
December 31, 2025	20.10	20.09	20.09	20.10	20.09	20.10	20.09

(1)See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Net Asset Value” for additional information regarding the Company’s NAV methodology.

(2)See Note 10 – Related Party Transactions for additional information regarding selling commissions, dealer manager fees, and distribution fees.

Stockholders

As of March 12, 2026, there were 1,594 holders of record of our Class AX shares, 4 holders of record of our Class TX shares, 234 holders of record of our Class IX shares, 1,092 holders of record of our Class I shares, 534 holders of record of our Class T shares, 6 holders of record of our Class S shares and 152 holders of record of our Class D shares.

Distributions

The Company’s board of directors has authorized, and the Company has declared, distributions through August 31, 2020 in an amount equal to $0.004253787, and for the period September 1, 2020 through November 30, 2025 in an amount equal to $0.004234973 per day (or approximately $1.55 on an annual basis) per each share of common stock and OP unit, less, for holders of certain classes of shares, the distribution fees that are payable with respect to such classes of shares as further described in the applicable prospectus. Beginning December 2025, the Company transitioned from a fixed per-share distribution to an annualized distribution rate of 5.00% of NAV per share class. The distributions are payable by the 5th business day following each month end to stockholders of record at the close of business each day during the prior month.

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

For the years ended December 31, 2025 and December 31, 2024, the Company has declared distributions of $17,936,451 and $21,082,652, respectively, of which $909,919 and $1,645,729, respectively, was unpaid as of the respective reporting dates and has been recorded as Distributions payable on the accompanying consolidated balance sheets. All of the unpaid distributions as of December 31, 2025 and December 31, 2024 were paid during January 2026 and January 2025, respectively. For the years ended December 31, 2025, and December 31, 2024, distributions reinvested pursuant to the Company’s DRP were $4,957,277 and $5,575,253, respectively.

The following table provides information regarding distributions declared by the Company for the years ended December 31, 2025 and December 31, 2024.

	Year Ended December 31, 2025	Year Ended December 31, 2024
Distributions
Paid in cash	$12,069,255	$13,861,670
Payable	909,919	1,645,729
Reinvested in shares	4,957,277	5,575,253
Total distributions	$17,936,451	$21,082,652

Distribution Reinvestment Plan

The Company is offering up to $250 million in shares pursuant to the Company’s DRP at the then current NAV per share amount. The Company reserves the right to reallocate the shares the Company is offering among the Company’s classes of common stock and between the primary offering and the Company’s DRP. The Company will not pay any selling commissions, dealer manager fees or distribution fees on shares sold pursuant to the Company’s DRP. The amount available for distributions on all Class TX Shares, Class D shares, Class T shares and Class S shares will be reduced by the amount of distribution fees payable with respect to the Class TX shares, Class D shares, Class T shares and Class S shares issued in the Offerings. All Class TX shares, Class D shares, Class T shares and Class S shares will receive the same per share distributions. The Company may amend or terminate the DRP for any reason at any time upon 10 days’ notice to the participants. The Company may provide notice by including such information (a) in a Current Report on Form 8-K or in the Company’s annual or quarterly reports, all publicly filed with the SEC or (b) in a separate mailing to the participants. As of December 31, 2025, cumulative distributions reinvested pursuant to the Company’s DRP were $34,367,416.

Sales of Unregistered Securities

During the years ended December 31, 2025, 2024 and 2023 the Company did not complete any sales of unregistered securities.

Share Repurchase Program

Stockholders eligible to have their shares repurchased by the Company pursuant to the Company's Fourth Amended and Restated Share Repurchase Program (“share repurchase program”).

The share repurchase program included numerous restrictions that limit stockholders’ ability to have their shares repurchased. If repurchase requests, in the business judgment of the Company’s board of directors, place an undue burden on the Company’s liquidity, adversely affect its operations or risk having an adverse impact on stockholders whose shares are not repurchased, then the Company’s board of directors may terminate, suspend or amend the share repurchase program at any time without stockholder approval, if it deems such action to be in the best interest of the stockholders; provided that the board of directors cannot terminate the share repurchase program absent a liquidity event which results in the Company’s stockholders receiving cash or securities listed on a national securities exchange or where otherwise required by law (including in the event that the Company’s shares of common stock ever become listed on a national securities exchange or in the event a secondary market for shares of the Company’s common stock develops). Upon suspension of the share repurchase program, the board of directors is required to consider at least quarterly whether the continued suspension of the program is in the best interest of the Company and its stockholders; however, the board of directors is not required to authorize the re-commencement of the share redemption program within any specified period of time. In addition, the Company’s board of directors may determine to suspend the share repurchase program due to regulatory changes, changes in law or if the Company's board of directors becomes aware of undisclosed material information that it believes should be publicly disclosed before shares are repurchased. Material modifications, including any reduction to the monthly or quarterly limitations on repurchases, and suspensions of the program will be promptly disclosed to stockholders in a prospectus supplement (or post-effective amendment if required by the Securities Act) or current report on Form 8-K filed with the SEC. Any material modifications will also be disclosed on the Company's website. Further, the share repurchase program will be terminated in the event that the Company’s shares of common stock ever become listed on a national securities exchange or in the event a secondary market for the Company’s common stock develops.

Repurchases of shares under the share repurchase program are made on a monthly basis. Subject to the limitations of and restrictions provided for in the share repurchase program, and subject to funds being available, shares repurchased under the share repurchase program are repurchased at the transaction price in effect on the date of repurchase, which, generally will be a price equal to the NAV per share applicable to the class of shares being repurchased and most recently disclosed by the Company in a public filing with the SEC. Under the share repurchase program, the Company may repurchase during any calendar month shares of its common stock whose aggregate value (based on the repurchase price per share in effect when the repurchase is effected) is 2% of the aggregate NAV as of the last calendar day of the previous month and during any calendar quarter whose aggregate value (based on the repurchase price per share in effect when the repurchase is effected) is up to 5% of the Company’s aggregate NAV as of the last calendar day of the prior calendar quarter. In the fourth quarter of 2025, the Company received repurchase requests that exceeded the 2% monthly limit and 5% quarterly limit under the share repurchase program. Therefore, as a result of the aforementioned monthly and quarterly limits, the Company repurchased less than the full amount of shares requested during the fourth quarter of 2025.

The table below summarizes the redemption activity for the quarter ended December 31, 2025:

For the Month Ended	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Redeemed as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Redeemed Under the Plans or Programs(1)(2)
October 31, 2025	259,984	19.73	259,984	—
November 30, 2025	125,962	19.77	125,962	—
December 31, 2025	198,517	19.43	198,517	—
Total	584,463	$19.69	584,463	—

Note: (1) The Company limits the number of shares that may be redeemed under the program as described above.

(2) For the quarter ended December 31, 2025, the Company received repurchase requests that exceeded both its monthly 2% of NAV and quarterly 5% of NAV limits. In accordance with the Company's share repurchase program, the Company honored 100% of requested repurchases in October 2025 and November 2025, and fulfilled 50.7% of requested repurchases in December 2025.

During the years ended December 31, 2025 and December 31, 2024, the Company repurchased 2,018,713 and 2,802,519 shares, respectively, in the amount of $40,370,566 and $59,611,544, respectively.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

CFI initially invested $200,001 in the Company through the purchase of 8,180 Class AX shares at $24.45 per share. CFI may not sell any of these shares during the period it serves as the Company’s sponsor. On December 15, 2025, CFI transferred its initial investment to an affiliate of the Company, CF Real Estate Holdings, LLC ("CF RE Holdings"). Neither the Advisor, CF RE Holdings, nor CFI currently has any options or warrants to acquire any of the Company’s shares.

Item 6. Reserved.

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

The Company is conducting a continuous public offering of shares of common stock pursuant to Rule 415 of the Securities Act. On March 23, 2017, the Company launched the Initial Offering of up to $1.25 billion in shares of common stock, consisting of up to $1.0 billion in shares in its Primary Offering and up to $250 million in shares pursuant to its DRP. On May 18, 2017, the Company satisfied the Minimum Offering Requirement for the Initial Offering as a result of CFI’s purchase of $2.0 million in Class IX shares. The Company terminated the Primary Offering effective July 31, 2020, but is continuing to offer up to $50.0 million of common stock pursuant to the DRP. On August 10, 2020, the Company launched the Follow-On Offering of up to $1.25 billion in shares of common stock, consisting of up to $1.0 billion in the primary offering and $250 million in shares pursuant to the DRP. On February 7, 2024, the Follow-On Offering terminated, and the Company launched the Third Offering of up to $1.25 billion in shares of common stock, consisting of up to $1.0 billion in the primary offering and $250 million in shares pursuant to the DRP. The Company intends to continue selling shares in the Third Offering on a monthly basis.

As of March 12, 2026, the Company had issued 3,048,010 Class AX shares, 4,933 Class TX shares, 1,007,510 Class IX shares, 1,268,751 Class T shares, 449,889 Class D shares, 5,445 Class S shares, and 5,577,263 Class I shares of common stock in its primary offering, as well as 609,139 Class AX shares, 127,979 Class TX shares, 174,636 Class IX shares, 93,502 Class T shares, 43,115 Class D shares, 439 Class S shares, and 442,173 Class I shares in the DRP for aggregate net proceeds of $297,622,470 in the Offerings.

Prior to the commencement of the Follow-On Offering, the Company determined its NAV as of the end of each quarter. NAV, as defined, is calculated consistent with the procedures set forth in the Company’s prospectus and excludes any O&O Costs, with such costs to be reflected in the Company’s NAV to the extent the Company reimburses the Advisor for these costs. Upon commencement of the Follow-On Offering, the Company started determining its NAV on a monthly basis, beginning with the determination of NAV as of July 31, 2020. As of December 31, 2025, the Company’s NAV was $20.10 per Class AX share, Class IX share, Class I share, and Class D share, $20.09 per Class TX share, Class T share and Class S share, $20.10 per Class I OP units, and $20.09 per Class T OP units. For further discussion of the Company’s NAV calculation, please see “—Net Asset Value”.

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

As of December 31, 2025, the Company had made the following investments:

•
the GR Property
•
the FM Property

•
the CO Property
•
the Lewisville Property
•
controlling interest in the Net Lease DST
•
majority interest in a joint venture that owns the SF Property
•
the Buchanan Property
•
interest in the Station DST
•
majority interest in the Keller DST
•
controlling interest in the Summerfield DST
•
the Madison Ave Property
•
controlling interest in the Valencia DST
•
the De Anza Property
•
controlling interest in the Kacey DST
•
controlling interest in the Industry DST
•
the Fisher Road Property
•
controlling interest in the Longmire DST
•
controlling interest in the ON3 DST
•
controlling interest in the West End DST
•
controlling interest in the Palms DST
•
the Mount Comfort Land
•
controlling interest in the Pearland DST
•
controlling interest in the WAG Portfolio DST
•
controlling interest in the WAG MH
•
an investment in a Data Center

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

Operating Highlights

2025 Activity

•
Raised 521,558 shares of common stock in the Offerings for gross proceeds of approximately $11 million. Repurchased 2,018,713 shares of common stock in the Offerings for gross proceeds of approximately $40 million.
•
On January 1, 2025, the Operating Partnership issued 865,711 Class I OP Units in exchange for a controlling interest of 100% in the WAG MH Property.

•
On December 20, 2024, a commitment of $10 million was made by the Operating Partnership to invest in Digital Bridge AI Infrastructure A, LP, a $500 million investment vehicle with commitments to four data center businesses across the U.S., Canada, and EMEA. As of December 31, 2025, $8,179,307 has been called for and funded to the investment in the Data Center.
•
On March 12, 2025, the WAG Portfolio Loan was repaid through the refinancing and the transfer of the debt to the Credit Facility. The new loan draw from the Credit Facility totaled $20,249,111 and is governed by the terms and conditions specified in the Credit Facility Agreement.
•
On July 18, 2025, the Company, through the Operating Partnership, acquired the remaining interest in the Longmire Property for $453,664. Additionally, on August 20, 2025 the Longmire Property was transferred into the Longmire DST as a part of the Longmire DST offering plan.
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
•
In June, July and August 2025, the Operating Partnership issued Class I OP Units to third party investors in exchange for equity interest in the Net Lease DST.
•
On December 19, 2025, the Fisher Road Property executed a lease amendment. The lease amendment exercises a renewal option for an additional five-year term, extending the lease from 2027 through 2032. Base rent for the first year of the renewal term is an approximately 65% increase over the per square foot rent in the lease year ending in 2027. Rent during the renewal term escalates annually at 3.00%.

Portfolio Information

As of December 31, 2025, the Company owned interests in 43 real properties and a plot of land as described below:

Portfolio	Ownership Percentage	Location	Number of Properties	Square Feet/ Acre	Remaining Lease Term(1)	Acquisition Date	Purchase Price(2)
Walgreens Grand Rapids ("GR Property")	100%	Grand Rapids, MI	1	14,552	11.6 years	July 2017	$7,936,508
CF Net Lease Portfolio IV DST ("Net Lease DST Properties")	3.77%	Various	7	103,537	10.9 years	September 2017	$35,706,642
Daimler Trucks North America Office Building ("FM Property")	100%	Fort Mill, SC	1	150,164	3.0 years	February 2018	$40,000,000
Alliance Data Systems Office Building ("CO Property")	100%	Columbus, OH	1	241,493	6.7 years	July 2018	$46,950,000
Hoya Optical Labs of America ("Lewisville Property")	100%	Lewisville, TX	1	89,473	2.5 years	November 2018	$14,120,000
Williams Sonoma Office Building ("SF Property")	75%	San Francisco, CA	1	13,907	0.0 years(4)	September 2019	$11,600,000
Martin Brower Industrial Buildings ("Buchanan Property")	100%	Phoenix, AZ	1	93,302	6.2 years	November 2019	$17,300,000
Multifamily Residential Property ("Keller Property")	5%	Carrolton, TX	1	255,627	multiple(3)	February 2021	$56,500,000
Multifamily Residential Property ("Summerfield Property")	100%	Landover, MD	1	452,876	multiple(3)	March 2021	$115,500,000
Amazon Last Mile Cleveland ("Madison Ave Property")	100%	Cleveland, OH	1	168,750	5.2 years	May 2021	$30,800,000
Valencia California ("Valencia Property")	10%	Santa Clarita, CA	1	180,415	10.0 years	July 2021	$92,000,000
De Anza Plaza Office Buildings ("De Anza Property")	100%	Cupertino, CA	1	83,959	5.6 years	July 2021	$63,750,000

Multifamily Residential Property ("Kacey Property")	10%	Kingwood, TX	1	296,991	multiple(3)	November 2021	$67,000,000
Multifamily Residential Property ("Industry Property")	10%	Columbus, OH	1	187,678	multiple(3)	December 2021	$81,000,000
Mars Petcare Dry/Cold Storage Facility ("Fisher Road Property")	100%	Columbus, OH	1	465,256	6.4 years	March 2022	$58,000,000
Multifamily Residential Property ("Longmire Property")	49.37%	Conroe, TX	1	231,720	multiple(3)	April 2022	$43,400,000
Office Tower ("ON3 Property")	10%	Nutley, NJ	1	332,818	13.0 years	April 2022	$131,667,000
Multifamily Residential Property ("West End Property")	10%	Lenexa, KS	1	299,813	multiple(3)	August 2022	$69,375,000
Multifamily Residential Property ("Palms Property")	10%	Houston, TX	1	222,672	multiple(3)	August 2022	$48,000,000
Land ("Mount Comfort Land")	100%	Greenfield, IN	0	1 - acre	10.3 years	October 2022	$445,000
Multifamily Residential Property ("Pearland Property")	5%	Pearland, TX	1	219,624	multiple(3)	June 2023	$40,500,000
CF WAG Portfolio DST ("WAG Portfolio Properties")	100%	Various	8	118,339	10.9 years	September 2024	$42,000,000
WAG MH Property ("WAG MH Properties")	100%	Various	9	139,305	10.9 years	January 2025	$50,130,000
(1)
Reflects number of years remaining until the tenant’s first termination option.
(2)
Reflects the contract purchase price at 100% ownership as opposed to adjusted for current ownership percentage as applicable.
(3)
Indicates individual tenant leases (with 1-year average lease term) for the multifamily residential properties.
(4)
The lease with William Sonoma expired on December 31, 2021. As of December 31, 2025, the SF Property is vacant.

As of December 31, 2025, lease expirations related to the Company’s net lease portfolio of real estate assets, (excluding the SF Property), based on each asset’s fair value used in determining the Company's NAV, were as follows:

•
2025 – 0.0%
•
2026 – 0.0%
•
2027 – 0.0%
•
2028 – 12.1%
•
2029 – 0.0%
•
2030 – 0.0%
•
2031 – 22.7%
•
2032 – 35.5%
•
2033 – 0.0%
•
2034 – 0.0%
•
After 2035 – 29.7%

As of December 31, 2025, the industry concentration of the Company’s portfolio of real estate assets, based on each asset’s fair value used in determining the Company's NAV, was as follows:

•
Multifamily – 29.9%
•
Single Tenant Office – 26.1%
•
Single Tenant Industrial – 24.3%
•
Single Tenant Necessity Retail – 16.8%
•
Single Tenant Life Sciences – 1.4%
•
Data Center – 1.5%

As of December 31, 2025, the geographic concentration of the Company’s portfolio of real estate assets, based on each asset’s fair value used in determining the Company's NAV, was as follows:

•
Ohio – 26.7%
•
Maryland – 20.8%
•
Texas – 15.1%
•
California – 12.6%

•
Wisconsin – 6.9%
•
South Carolina – 5.4%
•
Arizona – 5.0%
•
Other – 7.5%

As of December 31, 2025, the investment type concentration of the Company’s portfolio of real estate assets, based on each asset’s fair value used in determining the Company's NAV, was as follows:

•
Common Equity – 100%

As of December 31, 2025, the maturity concentration of debt secured by the Company's portfolio of real estate assets (including the Company's credit facility, which makes up the majority of debt maturing in 2028, and has two one-year extension options), based on principal balances and adjusted for ownership percentage, was as follows:

•
2025 – 0.0%
•
2026 – 0.0%
•
2027 – 0.0%
•
2028 – 39.8%
•
2029 – 0.0%
•
2030 – 2.9%
•
2031 – 39.9%
•
2032 – 17.0%
•
2033 – 0.4%
•
2034 – 0.0%
•
After 2035 – 0.0%

As of December 31, 2025, the weighted average lease term remaining of the Company’s portfolio of real estate assets (excluding multifamily and data center investments), based on each asset’s fair value used in determining the Company's NAV, was 7.2 years.

As of December 31, 2025, the weighted average occupancy of the Company’s portfolio of real estate assets, based on each asset’s fair value used in determining the Company's NAV, was 95.0%. For the Company's industrial, retail and office investments, occupancy includes all leased square footage as of the date indicated. For the Company's multifamily investments, occupancy is defined as the percentage of units occupied on the date indicated.

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

Results of Operations

Rental Revenues

For the years ended December 31, 2025 and December 31, 2024, the Company earned rental revenues of $79,408,992 and $73,128,546, respectively.

The Company’s rental revenues consist primarily of rental income from triple net leased commercial properties and multifamily properties. The increase in rental revenues of $6,280,446 for the year ended December 31, 2025, as compared to the year ended December 31, 2024, was primarily due to the acquisition of rental income-producing property, the WAG MH Property, and an increase in rent from existing rental income-producing properties.

Preferred Return Income

For the year ended December 31, 2025, the Company did not earn preferred return income. For the year ended December 31, 2024, the Company earned preferred return income of $811,069.

The Company’s preferred return income consisted of preferred return accrued on the Company’s investment in preferred equity. The decrease in preferred return income of $811,069 for the year ended December 31, 2025, as compared to the year ended December 31, 2024, was due to the disposition of the Company's preferred equity investment.

Income from mezzanine loan investment

For the year ended December 31, 2025, the Company did not earn income from mezzanine loan investment. For the year ended December 31, 2024, the Company earned income from mezzanine loan investment of $865,154.

The Company’s income from mezzanine loan investment consisted of interest income accrued on the Company’s mezzanine loan investment. The decrease in income from mezzanine loan investment of $865,154 for the year ended December 31, 2025, as compared to the year ended December 31, 2024, was due to the disposition of the Company's mezzanine loan investment.

Other property operating revenues

For the years ended December 31, 2025 and December 31, 2024, the Company earned other property operating revenues of $18,446,272 and $20,732,821, respectively.

Other property operating revenues consists of amounts received by the Company from the tenants of its properties for utilities and other amenities and for reimbursable expenses paid by the Company on behalf of the tenants in accordance with the provisions of the respective property leases. The decrease in other property operating revenues of $2,286,549 for the year ended December 31, 2025, as compared to the year ended December 31, 2024, was primarily due to the period's decrease in revenues from the income producing properties.

General and Administrative Expenses

For the years ended December 31, 2025 and December 31, 2024, the Company incurred general and administrative expenses of $720,578 and $307,206, respectively.

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

The increase in general and administrative expenses of $413,372 during the year ended December 31, 2025, as compared to the year ended December 31, 2024, was primarily due to an increase in both the number of cash accounts and their average balances, resulting in higher service charges and maintenance fees during such periods. As of December 31, 2025, the Advisor has incurred, on behalf of the Company, a total of $21,321,804 in Unreimbursed Operating Expenses, including a total of $3,404,797 during the year ended December 31, 2025 for which the Advisor has not invoiced the Company for reimbursement.

Depreciation and Amortization

For the years ended December 31, 2025 and December 31, 2024, the Company incurred depreciation and amortization of $35,844,677 and $34,456,767, respectively.

The increase in depreciation and amortization expenses of $1,387,910 for the year ended December 31, 2025, as compared to the year ended December 31, 2024, was primarily due to the acquisition of the WAG Portfolio Property and WAG MH Property.

Management Fees

For the years ended December 31, 2025 and December 31, 2024, the Company incurred management fees of $6,035,627 and $6,083,506, respectively.

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

Asset management fees payable to the Advisor consist of monthly fees equal to one twelfth of 1.20% of the Company’s most recently disclosed NAV. Effective January 1, 2026, asset management fees payable to the Advisor were decreased to monthly fees in an amount equal to one twelfth of 0.75% of the Company’s most recently disclosed NAV.

The decrease in management fees of $47,879 for the year ended December 31, 2025, as compared to the year ended December 31, 2024, was due to a decrease in net fundraising in combination with a decrease in net valuation of the Company's investment portfolio and certain properties waiving management fees.

Property Operating Expenses

For the years ended December 31, 2025 and December 31, 2024, the Company incurred property operating expenses of $36,551,026 and $37,964,357, respectively.

The property operating expenses consist of reimbursable expenses paid by the Company on behalf of its tenants in accordance with the provisions of the respective property leases and operating expenses incurred in maintaining and operating the multifamily properties. The decrease in property operating expenses of $1,413,331 for the year ended December 31, 2025, as compared to the year ended December 31, 2024, was primarily due to refunds of certain operating expenses at the multifamily properties during such periods.

Income/(loss) from Investments in Real Estate-Related Assets

Income/(loss) from investments in real estate-related assets is incurred or earned on the Company’s investment in the Station DST. For the years ended December 31, 2025 and December 31, 2024, the Company incurred a loss from investments in real estate-related assets of $26,149 and earned income of $136,667, respectively.

The decrease in income from investments in real estate-related assets of $162,816 during the year ended December 31, 2025, as compared to the year ended December 31, 2024, was due to the Company’s share of incurred loss at Station DST.

Interest Income

For the years ended December 31, 2025 and December 31, 2024, the Company earned interest income of $918,664 and $1,080,927, respectively.

Interest income is composed of interest earned on interest bearing cash deposit accounts with banking institutions.

The decrease in interest income of $162,263 during the year ended December 31, 2025, as compared to the year ended December 31, 2024, was primarily due to an decrease in the cash held by the Company in interest bearing deposit accounts.

Net gain from Investment in Debt Securities, at Fair Value

For the year ended December 31, 2025, the Company had no gain or loss from investment in debt securities. For the year ended December 31, 2024, the Company earned a net gain from investment in debt securities of $1,340,613.

The Company's net gain from investment in debt securities consisted of interest income, unrealized loss, and realized gain on the Company's investment in CMBS. The decrease in net gain from investment in debt securities of $1,340,613, during the year ended December 31, 2025, as compared to the year ended December 31, 2024, was primarily due to the sale of the Company's investment in CMBS.

Unrealized gain from Investment in Infrastructure Fund, at Fair Value

For the year ended December 31, 2025, the Company had an unrealized gain of $472,565 from investment in infrastructure fund. For the year ended December 31, 2024, the Company had no gain or loss from investment in infrastructure fund.

The Company's unrealized gain from investment in infrastructure fund consists of changes in the fair value of the Company's investment in the Data Center. The increase in unrealized gain from investment in infrastructure fund of $472,565, during the year ended December 31, 2025, respectively, as compared to the year ended December 31, 2024, was primarily due to the Company's investment in the Data Center.

Loss from Sale of Investments in Real Estate-Related Assets

For the year ended December 31, 2025, the Company had no loss from sale of investments in real estate-related assets. For the year ended December 31, 2024, the Company incurred a loss from sale of investments in real estate-related assets of $3,385,131 which was due to the dispositions of the Company's investment in preferred equity and mezzanine loan.

Loss on Extinguishment of Debt

For the year ended December 31, 2025, the Company incurred a loss on extinguishment of debt of $333,574. For the year end December 31, 2024, the Company incurred a loss on extinguishment of debt of $619,284.

The loss on extinguishment of debt consists of unamortized debt issuance costs, prepayment fees, and miscellaneous fees paid to the original lender. The decrease in loss on extinguishment of debt of $285,710, during the year ended December 31, 2025, respectively, as compared to the year ended December 31, 2024, was due to the debt refinance on the Keller Property and the WAG Portfolio Property.

Impairment of Investment in Real Estate

For the year ended December 31, 2025, the Company incurred impairment of investment in real estate of $4,825,736. For the year ended December 31, 2024, the Company did not incur any impairment of investment in real estate.

The impairment of investment in real estate reflects the write down of the SF Property to its current net realizable value. Subsequent to December 31, 2025, the SF Property was sold.

Other Income

For the years ended December 31, 2025 and December 31, 2024, the Company earned other income of $331,117 and $226,516, respectively.

The Company's increase in other income was primarily due to the acquisition of the WAG MH Property and various refunds across other properties.

Interest Expense

For the year ended December 31, 2025 and December 31, 2024, the Company incurred interest expense of $28,767,002 and $27,253,061, respectively.

Interest expense is composed of interest paid and accrued on the Company’s outstanding loans payable, and also includes amortization of deferred financing costs and gains from the interest rate cap.

The increase in interest expense of $1,513,941 during the year ended December 31, 2025, as compared to the year ended December 31, 2024, was due to the increase of the advances on the Credit Facility and increase in SOFR rate, as well as the increased debt associated with the refinance of the WAG MH Property, netted against the gains from the interest rate cap.

Funds from Operations and Modified Funds from Operations

The Company defines MFFO in accordance with the definition established by the Institute for Portfolio Alternatives (the "IPA"). The Company’s computation of MFFO may not be comparable to other REITs that do not calculate MFFO using the current IPA definition. MFFO is calculated using FFO. The Company computes FFO in accordance with the standards established by the National Association of Real Estate Investment Trusts, or NAREIT, as net income or loss (computed in accordance with accounting principles generally accepted in the United States, or U.S. GAAP), excluding gains or losses from sales of depreciable properties, the cumulative effect of changes in accounting principles, real estate-related depreciation and amortization, impairment charges on depreciable property owned directly or indirectly and after adjustments for unconsolidated/uncombined partnerships and joint ventures. FFO, as defined by NAREIT, is a computation made by analysts and investors to measure a real estate company’s cash flow generated by operations. The Company’s computation of FFO may not be comparable to other REITs that do not calculate FFO in accordance with the current NAREIT definition. MFFO excludes from FFO the following items, as applicable:

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

The following table presents a reconciliation of FFO to net income (loss):

Year ended December 31, 2025
Net income (loss)	$(13,526,759)
Net income (loss) attributable to non-controlling interest	5,114,449
Net income (loss) attributable to common stockholders	$(8,412,310)
Adjustments:
Real estate depreciation and amortization	35,844,677
Impairment of investment in real estate	4,825,736
Proportionate share of adjustments from non-controlling interests	(21,972,058)
Funds from Operations	$10,286,045

The following table presents a reconciliation of FFO to MFFO:

Year ended December 31, 2025
Funds from Operations	$10,286,045
Adjustments:
Amortization of above-market lease intangibles	219,564
Amortization of below-market lease intangibles	(1,956,010)
Straight-line rent	(1,530,691)
Fair value adjustments on derivatives not deemed hedges	202,227
Fair value adjustments on infrastructure fund investment	472,565
Loss on extinguishment of debt	333,574
Proportionate share of adjustments from non-controlling interests	371,736
Modified Funds from Operations	$8,399,010

Net Asset Value

On January 16, 2026, the Advisor approved an estimated NAV as of December 31, 2025 of $20.10 for Class AX, Class IX, Class I shares, and Class D shares, $20.09 for Class TX, Class T and Class S shares, $20.10 for Class I OP units, and $20.09 for Class T OP units. The calculation of the Company’s estimated NAV was performed by Robert A. Stanger & Co., Inc. (“Stanger”), its independent valuation firm, in accordance with the procedures described in the “Net Asset Value Calculation and Valuation Procedures” section of the Company’s prospectus and under the oversight of the Company’s board of directors. Although the independent valuation firm performs the calculation of the Company’s estimated NAV, the Company’s board of directors is solely responsible for the determination of the Company’s estimated NAV.

Estimated NAV

The determination of NAV involves a number of assumptions and judgments, including estimates of the Advisor’s interest in disposition proceeds (if any). These assumptions and judgments may prove to be inaccurate. There can be no assurance that a stockholder would realize the mostly recently determined NAV per share if the Company were to liquidate or engage in another type of liquidity event today. In particular, the Company’s December 31, 2025 NAV is based on appraisals of the fair market value of certain of the Company’s real estate property investments which precede December 31, 2025 and, while the Company believes no material change has occurred in the value of these real estate property investments between the appraised value dates and December 31, 2025, Stanger has assumed no material change in property value has occurred since the appraisal date for those Appraised Properties with an appraised value date that preceded December 31, 2025. Furthermore, the Company’s December 31, 2025 NAV does not consider fees or expenses that may be incurred in providing a liquidity event, including reimbursement of amounts to the Advisor for O&O Costs and any operating expenses that have not been invoiced by the Advisor in accordance with the terms of the Advisory Agreement. The Company believes the methodology of determining the Company’s NAV conforms to the Institute for Portfolio Alternative’s Practice Guideline for Valuations of Publicly Registered Non-Listed REITs (April 2013) and is prepared in accordance with the procedure described in the “Net Asset Value Calculation and Valuation Procedures” section of the Company’s prospectus. In addition, the Company’s board of directors periodically reviews the Company’s NAV policies and procedures.

The NAV for each class of shares is based on the value of the Company’s assets and the deduction of any liabilities, and any distribution fees applicable to such class of shares.

The following table provides a breakdown of the major components of the Company’s NAV pursuant to the Company’s valuation guidelines:

Components of NAV	December 31, 2025
Investment in real estate	$1,101,715,000
Investments in real estate-related assets	8,450,460
Investment in infrastructure fund, at fair value	8,651,872
Cash and cash equivalents and restricted cash	31,693,570
Other assets	13,177,180
Debt obligations (at Fair Market Value)	(564,704,349)
Due to related parties(1)	(16,791,129)
Accounts payable and other liabilities	(21,734,513)
Accrued performance participation allocation	—
Distribution fee payable the following month(2)	(25,407)
Non-controlling interests in subsidiaries	(276,023,043)
Sponsor Support repayment / special unit holder interest in liquidation	—
Net Asset Value	$284,409,641
Number of outstanding shares and OP units(3)	14,149,115

Note: (1) Excluding the full distribution fee liability of $25,326. Distribution fee only relates to Class TX, Class T, Class D and Class S shares of common stock and Class T OP units.

(2) The distribution fee that is payable as of December 31, 2025 related to Class TX, Class T, Class D, Class S shares, and Class T OP units is shown in the table below.

(3) Includes Class AX, Class TX, Class IX, Class T, Class I, Class S shares of common stock, and Class I OP and Class T OP units issued in connection with the exercise of fair market value option of the WAG Portfolio Property, Summerfield Property, WAG MH Property, and Net Lease DST Property.

Due to rounding, numbers presented throughout this section may not add up precisely to the totals provided and percentages may not precisely reflect the absolute figures.

NAV Per Share	Class AX, IX & I Shares	Class TX Shares	Class T Shares	Class D Shares	Class S Shares	Class I OP Units	Class T OP Units	Total
Total gross assets at Fair Value	$770,236,982	$405,220	$104,234,647	$38,873,643	$447,165	$203,241,582	$46,248,843	$1,163,688,082
Distribution fees due and payable	—	(81)	(18,010)	(1,972)	(76)	—	(5,268)	(25,407)
Debt obligations (at Fair Market Value)	(373,773,849)	(196,641)	(50,582,076)	(18,864,261)	(216,996)	(98,627,293)	(22,443,233)	(564,704,349)
Due to related parties	(11,113,931)	(5,847)	(1,504,026)	(560,917)	(6,452)	(2,932,621)	(667,335)	(16,791,129)
Accounts payable and other liabilities	(14,385,922)	(7,569)	(1,946,819)	(726,054)	(8,351)	(3,795,996)	(863,802)	(21,734,513)
Accrued performance participation allocation	—	—	—	—	—	—	—	—
Non-controlling interests in subsidiaries	(182,697,716)	(96,117)	(24,724,121)	(9,220,702)	(106,066)	(48,208,245)	(10,970,076)	(276,023,043)
Quarterly NAV	$188,265,564	$98,965	$25,459,595	$9,499,737	$109,224	$49,677,427	$11,299,129	$284,409,641
Number of outstanding shares/units	9,365,200	4,927	1,267,374	472,659	5,437	2,471,185	562,333	14,149,115
NAV per share/unit	$20.10	$20.09	$20.09	$20.10	$20.09	$20.10	$20.09

The following table reconciles stockholders’ equity per the Company’s consolidated balance sheet to the Company’s NAV:

Reconciliation of Stockholders’ Equity to NAV	December 31, 2025
Stockholders’ equity under U.S. GAAP	$470,336,381
Adjustments:
Unrealized depreciation of real estate	(74,684,527)
Unrealized appreciation of real estate-related assets	3,221,751
Acquisition costs	(8,780,913)
Deferred financing costs, net	(5,156,704)
Accrued distribution fee(1)	(81)
Accumulated depreciation and amortization	163,266,038
Fair value adjustment of debt obligations	36,035,922
Deferred rent receivable	(18,084,678)
Derivative assets, at fair value	(5,720,505)
Non-controlling interests in subsidiaries	(276,023,043)
NAV	$284,409,641

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

Accrued distribution fee

Accrued distribution fee represents the accrual for the full cost of the distribution fee for Class TX, Class T, Class D, Class S shares, and Class T OP units. Under U.S. GAAP, the Company accrues the full cost of the distribution fee as an offering cost at the time it sells the Class TX, Class T, Class D, Class S shares, and Class T OP units. For purposes of NAV, the Company recognizes the distribution fees as a reduction of NAV on a monthly basis as such fees are due.

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

The valuations of the Company's real properties as of December 31, 2025 were provided by Stanger or third-party appraisal firms in accordance with the Company's procedures. Certain key assumptions that were used by Stanger or third-party appraisal firms in the discounted cash flow analysis are set forth in the following table based on weighted-averages by property type at ownership interest.

December 31, 2025
	Single Tenant Office	Single Tenant Industrial	Multifamily	Single Tenant Life Sciences	Weighted-Average Basis
Exit Capitalization Rate	6.6%	6.0%	5.6%	6.3%	6.2%
Residual Discount Rate	7.5%	7.1%	7.1%	7.3%	7.3%
Average Holding Period (Yrs)	8.7	8.5	10.0	10.0	8.8

A change in the exit capitalization and discount rates used would impact the calculation of the value of the Company's real property. For example, assuming all other factors remain constant, the changes listed below would result in the following effects on the value of the Company's real properties.

	Hypothetical Change	Single Tenant Office	Single Tenant Industrial	Multifamily	Single Tenant Life Sciences	Weighted-Average Values
Exit Capitalization Rate	0.25% Increase	-2.5%	-2.7%	-2.6%	-2.0%	-2.5%
	0.25% Decrease	2.6%	2.9%	2.9%	2.2%	2.8%
Discount Rates	0.25% Increase	-1.6%	-1.6%	-1.9%	-1.8%	-1.6%
	0.25% Decrease	1.6%	1.6%	1.9%	1.8%	1.7%

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

If the Company is unable to raise substantial funds in its public offerings, it will make fewer investments resulting in less diversification in terms of the type, number and size of investments it makes and the value of an investment in the Company will fluctuate with the performance of the limited assets it acquires. Further, the Company will have certain fixed operating expenses, including certain expenses as a public company and a REIT, regardless of whether it is able to raise substantial funds in the offerings. The Company’s inability to raise substantial funds would increase its fixed operating expenses as a percentage of gross income, reducing its net income and limiting its ability to make distributions. As of December 31, 2025, the Company has raised gross proceeds of $494,386,116 in the Offerings.

The Company uses debt financing as a source of capital. The Charter limits the Company from incurring debt if the Company’s borrowings exceed 300% of the cost of the Company’s net assets, which is estimated to approximate 75% of the cost of its tangible assets (before deducting depreciation or other non-cash reserves), though the Company may exceed this limit under certain circumstances. Once the Company has fully deployed the proceeds of the Offerings, the Company expects its debt financing and other liabilities may likely be approximately 60% of the cost of its tangible assets (before adjusting for depreciation or other non-cash reserves), although it may exceed this level during the offering stage.

As of December 31, 2025, the Company’s debt to tangible assets ratio was 56%. See Note 8 — Loans Payable of the Company’s outstanding debt arrangement as of December 31, 2025.

In addition to making investments in accordance with its investment objectives, the Company uses its capital resources to make certain payments to the Advisor and Dealer Manager. In conjunction with the Offerings, payments are made to the Dealer Manager for selling commissions, dealer manager fees, and distribution fee payments. With regards to the total organization and offering costs, including selling commissions, dealer manager fees, distribution fees and reimbursement of other organization and offering costs, will not exceed 15% of the gross proceeds of each Offering, including proceeds from sales of shares under the DRP. Additionally, the Company expects to make payments to the Advisor in connection with the management of its assets and costs incurred by the Advisor in providing services to the Company.

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

Cash Flows

The following table provides a breakdown of the net change in the Company’s cash and cash equivalents and restricted cash:

Year ended December 31, 2025
Cash flows from operating activities	$27,350,395
Cash flows from investing activities	(10,919,071)
Cash flows from financing activities	(29,403,177)
Decrease in cash and cash equivalents and restricted cash	$(12,971,853)

Operating Activities

During the year ended December 31, 2025, net cash provided by operating activities was $27,350,395, compared to $30,277,915 for the year ended December 31, 2024. The change was primarily driven by routine operational activity, including a reduction in cash outflows during the period and an increase in accounts payable and accrued expenses (see “—Results of Operations”).

Investing Activities

Cash used in investing activities was $10,919,071 for the year ended December 31, 2025, compared to $24,665,322 net cash provided by investing activities for the year ended December 31, 2024. The change was primarily due to a decrease of $10,399,997 in proceeds from sale of investment in debt securities, a decrease of $21,014,869 in proceeds from sale of investments in real estate-related assets, and an increase of $8,179,307 in purchase of interest in infrastructure fund.

Financing Activities

During the year ended December 31, 2025, net cash used in financing activities was $29,403,177, compared to $50,170,534 for the year ended December 31, 2024. The change was primarily driven by a net decrease of $19,041,222 related to borrowings and paydowns under credit facility and mortgage loans, a decrease in payments from redemptions of common stock of $19,240,978, and a decrease in syndicated ownership interest of $9,964,125.

Distributions

The Company’s board of directors has authorized, and the Company has declared, distributions for the period September 1, 2020 through November 30, 2025 in an amount equal to $0.004234973 per day (or approximately $1.55 on an annual basis) per each share of common stock and OP unit, less, for holders of certain classes of shares, the distribution fees that are payable with respect to such shares as further described in the applicable prospectus. Beginning December 2025, the Company transitioned from a fixed per-share distribution to an annualized distribution rate of 5.00% of NAV per share class. The distributions are payable by the 5th business day following each month end to stockholders of record at the close of business each day during the prior month.

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

The following table summarizes the Company’s distributions declared during the years ended December 31, 2025 and December 31, 2024:

	Year Ended December 31, 2025		Year Ended December 31, 2024
	Amount	Percent	Amount	Percent
Distributions
Paid in cash	$12,069,255	67%	$13,861,670	66%
Payable	909,919	5%	1,645,729	8%
Reinvested in shares	4,957,277	28%	5,575,253	26%
Total distributions	$17,936,451	100%	$21,082,652	100%
Sources of Distributions:
Operating cash flows	$17,936,451	100%	$21,082,652	100%
Indebtedness	—	0%	—	0%
Offering proceeds	—	0%	—	0%
Total sources of distributions	$17,936,451	100%	$21,082,652	100%

During the year ended December 31, 2025, the Company declared $17,936,451 of distributions to its shareholders (including those reinvested in shares pursuant to the DRP), compared to the Company’s total aggregate MFFO of $8,399,010 and the Company’s total aggregate net loss of $8,412,310 for that period.

During the year ended December 31, 2024, the Company declared $21,082,652 of distributions to its shareholders (including those reinvested in shares pursuant to the DRP), compared to the Company’s total aggregate MFFO of $8,410,103 and the Company’s total aggregate net loss of $9,131,653 for that period.

During the year ended December 31, 2025, the Company generated $27,350,396 of cash flows from operations compared to the Company's declared distributions to its shareholders (including those reinvested in shares pursuant to the DRP) of $17,936,451 for that period.

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

Reimbursement of Organization and Offering Costs

The Advisor has agreed to pay, on behalf of the Company, all O&O Costs through the first anniversary of the date on which the Company satisfied the Minimum Offering Requirement, which was May 18, 2018 (“Escrow Break Anniversary”). The Company was not required to reimburse the Advisor for payment of the O&O Costs prior to the Escrow Break Anniversary. After the Escrow Break Anniversary, the Advisor, in its sole discretion, may pay some or all of the additional O&O Costs incurred, but is not required to do so. To the extent the Advisor pays such additional O&O Costs, the Company is obligated to reimburse the Advisor subject to the 1% Cap. Following the Escrow Break Anniversary, the Company began reimbursing the Advisor for payment of the O&O Costs on a monthly basis, provided, however, that the Company will not be obligated to pay any amounts that as a result of such payment would cause the aggregate payments for O&O Costs (less selling commissions, dealer manager fees and distribution fees) paid to the Advisor to exceed the 1% Cap as of such payment date. Any amounts not reimbursed in any period are included in determining any reimbursement for a subsequent period. As of December 31, 2025, the Advisor has continued to pay all O&O Costs on behalf of the Company.

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

The Company evaluates all of its investments in real estate-related assets to determine if they are VIEs utilizing judgments and estimates that are inherently subjective. If different judgments or estimates were used for these evaluations, it could result in differing conclusions as to whether or not an entity is a VIE and whether or not to consolidate such entity. As of December 31, 2025, the Company concluded that it had investments in VIEs, and because the Company was deemed the primary beneficiary it consolidated such entities, as described in “Note 11—Variable Interest Entities” in its accompanying consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data.”

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

Contractual Obligations

The following table presents the future principal payment due under the Company’s FM Loan, CO Loan, DST Loan, Buchanan Loan, Keller Loan, Valencia Loan, Kacey Loan, Industry Loan, ON3 Loan, West End Loan, Palms Loan, Pearland Loan, WAG MH Loan, and Credit Facility agreements as of December 31, 2025, which represents the Company’s aggregate contractual obligations and commitments with payments due subsequent to December 31, 2025.

Year	Amount
2026	55,077,086
2027	—
2028	148,716,935
2029	9,600,000
2030	—
Thereafter	387,346,250
Total	$600,740,271

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

The market risk associated with financial instruments and derivative financial instruments is the risk of loss from adverse changes in market prices or interest rates. The Company’s interest rate risk management objectives are to limit the impact of interest rate changes in earnings and cash flows and to manage overall borrowing costs. To achieve these objectives, from time to time, the Company may enter into interest rate hedge contracts such as swaps, collars and treasury lock agreements in order to mitigate interest rate risk with respect to various debt instruments. The Company would not hold or issue these derivative contracts for trading or speculative purposes. As of December 31, 2025, there are no such hedging contracts outstanding. The Company does not have any foreign operations and thus is not exposed to foreign currency fluctuations.

Interest Rate Risk

As of December 31, 2025, the Company had $444 million fixed rate debt and $156 million of floating rate debt. The Company uses derivative financial instruments to limit the exposure to interest rate changes associated with its borrowings. The use of derivative financial instruments carries certain risks, including the risk that the counterparties to these contractual arrangements are not able to perform under the agreements. To mitigate this risk, the Company only enters into derivative financial instruments with counterparties with high credit ratings and with major financial institutions with which the Company and its related parties may also have other financial relationships. The Company does not anticipate that any of the counterparties will fail to meet their obligations. (For further detail refer to Note 8 – Loans Payable).

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

As of December 31, 2025, lease expirations related to the Company’s net lease portfolio of real estate assets (excluding the SF Property), based on each asset’s fair value used in determining the Company's NAV, were as follows:

•
2025 – 0.0%
•
2026 – 0.0%
•
2027 – 0.0%
•
2028 – 12.1%
•
2029 – 0.0%
•
2030 – 0.0%
•
2031 – 22.7%
•
2032 – 35.5%

•
2033 – 0.0%
•
2034 – 0.0%
•
After 2035 – 29.7%

As of December 31, 2025, the industry concentration of the Company’s portfolio of real estate assets, based on each asset’s fair value used in determining the Company's NAV, was as follows:

•
Multifamily – 29.9%
•
Single Tenant Office – 26.1%
•
Single Tenant Industrial – 24.3%
•
Single Tenant Necessity Retail – 16.8%
•
Single Tenant Life Sciences – 1.4%
•
Data Center – 1.5%

As of December 31, 2025, the geographic concentration of the Company’s portfolio of real estate assets, based on each asset’s fair value used in determining the Company's NAV, was as follows:

•
Ohio – 26.7%
•
Maryland – 20.8%
•
Texas – 15.1%
•
California – 12.6%
•
Wisconsin– 6.9%
•
South Carolina – 5.4%
•
Arizona – 5.0%
•
Other – 7.5%

As of December 31, 2025, the investment type concentration of the Company’s portfolio of real estate assets, based on each asset’s fair value used in determining the Company's NAV, was as follows:

•
Common Equity – 100%

As of December 31, 2025, the maturity concentration of debt secured by the Company's portfolio of real estate assets (including the Company's credit facility, which makes up the majority of debt maturing in 2028, and has two one-year extension options), based on principal balances and adjusted for ownership percentage, was as follows:

•
2025 – 0.0%
•
2026 – 0.0%
•
2027 – 0.0%
•
2028 – 39.8%
•
2029 – 0.0%
•
2030 – 2.9%
•
2031 – 39.9%
•
2032 – 17.0%
•
2033 – 0.4%
•
2034 – 0.0%
•
After 2035 – 0.0%

As of December 31, 2025, the weighted average lease term remaining of the Company’s portfolio of real estate assets (excluding multifamily and data center investments), based on each asset’s fair value used in determining the Company's NAV, was 7.2 years.

As of December 31, 2025, the weighted average occupancy of the Company’s portfolio of real estate assets, based on each asset’s fair value used in determining the Company's NAV, was 95.0%. For the Company's industrial, retail and office investments, occupancy includes all leased square footage as of the date indicated. For the Company's multifamily investments, occupancy is defined as the percentage of units occupied on the date indicated.

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

Under the supervision and with the participation of management, including the CEO and CFO, the Company carried out an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2025 based on the “Internal Control-Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2025.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our directors and executive officers are set forth below.

	Age*	Positions
Brandon Lutnick	27	Chairman of the Board of Directors
William Ferri	59	Chief Executive Officer
Danny H. Salinas	45	Chief Financial Officer and Treasurer
Christopher A. Milner	59	President
Kyle Lutnick	29	Director
Arthur F. Backal	63	Independent Director
John M. Matteson	61	Independent Director
Dean Palin	56	Independent Director

*As of March 23, 2026

Brandon Lutnick. Mr. Brandon Lutnick has served as Chairman of the Board since March 2025. Mr. Brandon Lutnick has served as Chairman of our sponsor, and Chief Executive Officer of CF Group Management, Inc., the managing general partner of our sponsor since February 2025. Mr. Brandon Lutnick joined Cantor in April 2022 in equity sales and trading and most recently has worked in the Office of the Chairman, managing strategy and overseeing other special projects relating to Cantor and its affiliates since April 2024. Since April 2024, Mr. Brandon Lutnick has also served as the Chairman and Chief Executive Officer of Cantor’s special purpose acquisition companies, commonly referred to as SPACs, including Cantor Equity Partners, Inc. and Cantor Equity Partners I, Inc. Prior to his positions at Cantor, Mr. Brandon Lutnick began his career as a Credit Analyst at Oak Hill Advisors, L.P in June 2021. In May 2021, Mr. Brandon Lutnick graduated from Stanford University with a bachelor’s degree in Symbolic Systems.

William Ferri. Mr. Ferri has served as our Chief Executive Officer since March 2025. Mr. Ferri has served as the Global Head of Cantor Fitzgerald Asset Management since January 2022 after a more than 25 year career at UBS. Since 2017, Mr. Ferri was Head of Americas for UBS Asset Management, during which time his business achieved record asset growth and profitability. From 2007 until December 2021, Mr. Ferri was Group Managing Director, and the longest tenured leader on the UBS Asset Management Executive Board, a tenure during which the business grew to over $1 trillion in assets under management and attained its highest historical profitability. Mr. Ferri was a key founder of the UBS O’Connor and Hedge Fund Solutions businesses in 2000, which remain leading global hedge fund industry businesses. Mr. Ferri started his career in 1991 practicing corporate law at Seward & Kissel. He holds a Bachelor of Science in Industrial & Labor Relations from Cornell University and a Juris Doctor from the University of North Carolina at Chapel Hill School of Law.

Danny H. Salinas. Mr. Salinas has served as our Chief Financial Officer and Treasurer since September 2025 and served as one of our directors from September 2025 to January 2026. Mr. Salinas joined Cantor Fitzgerald, L.P. in September 2023 as Senior Managing Director and Chief Financial Officer. As Chief Financial Officer, Mr. Salinas is responsible for CFLP’s financial operations, including accounting, finance, regulatory reporting, treasury, financial planning and analysis, as well as taxation, risk management, and investor relations. Prior to joining CFLP, Mr. Salinas held various executive positions for over a decade at TD Bank Group. Mr. Salinas served as Chief Financial Officer at TD Securities from April 2018 to September 2023 and as Head of US Tax Planning from March 2013 to March 2018. Mr. Salinas also practiced as a tax attorney at Simpson, Thacher & Bartlett, from September 2008 to March 2013, where he advised on strategic corporate transactions. He began his career at Deloitte & Touche, where he received his CPA license. Mr. Salinas holds FINRA Series 27 and 79 licenses. Mr. Salinas holds a Juris Doctor from Georgetown University, where he graduated magna cum laude, and a Bachelor of Science in accounting from Rutgers University.

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

Kyle Lutnick. Mr. Lutnick has served as one of our directors since January 2026. Mr. Kyle Lutnick has also served as Executive Vice Chairman of Cantor Fitzgerald, L.P. since February 2025. He was named President of CF Group Management, Inc., the managing general partner of Cantor, in February 2025. Mr. Lutnick has served as a director of Newmark Group, Inc. (“Newmark”) since February 2025. From April 2024 to February 2025, Mr. Kyle Lutnick served as Global Managing Director of Knotel, Inc. (“Knotel”), a flexible office and workspace business of Newmark. From May 2021 to March 2024, Mr. Kyle Lutnick also held positions within Knotel, including General Manager of UK & EMEA and Vice President of Business Development. Prior to joining Knotel, from September 2020 to April 2021, Mr. Kyle Lutnick was an Associate on Newmark’s retail advisory team, where he advised clients in New York City. In 2019, Mr. Kyle Lutnick graduated from Stanford University with a bachelor’s degree in Psychology

Independent Directors

Arthur F. Backal. Mr. Backal has served as one of our independent directors since February 2017. Mr. Backal founded and has served as the President and Chief Executive Officer of Backal Hospitality Group, LLC, a premier New York-based hospitality and event services company, since December 2007. Mr. Backal also founded and has served as the President of State of the Art Enterprises, Inc., a premier New York-based full-service event planning company, since November 2002. Prior to founding Backal Hospitality Group and State of the Art Enterprises, Mr. Backal focused on the New York hospitality industry, holding various positions with a number of hotels in New York City, including the Plaza, the Pierre, the Helmsley Palace and the St. Regis. Mr. Backal served as a director of Rodin Income Trust, Inc. from March 2021 until its dissolution in December 2022. Mr. Backal holds a Bachelor of Arts in Hospitality Business from Michigan State University. We believe that Mr. Backal’s extensive experience in business management supports his appointment to our board of directors.

John M. Matteson. Mr. Matteson has served as one of our independent directors since February 2017. Mr. Matteson is the Founder of The Matteson Companies, or TMC, a Boston-based real estate investment and development company, which he founded in June 2014. At TMC, Mr. Matteson has been responsible, in partnership with GFI Partners, a Boston-based real estate advisor, for acquiring investments, ranging from projects such as net leased warehouse and warehouse development to office and residential development, totaling over $1.2 billion in gross asset value. Prior to forming TMC, Mr. Matteson spent eleven years from September 2004 to June 2014 as the Regional Director of the Archon Group, a Goldman Sachs Company, managing Goldman Sachs’ Boston real estate division, where he was responsible for investing over $2 billion of the firm’s equity nationally, focusing on Boston, New York City and Chicago. Mr. Matteson is a graduate of the University of Wisconsin – Madison where he received a Bachelor of Science in Economics. We believe that Mr. Matteson’s extensive real estate investment experience supports his appointment to our board of directors.

Dean Palin. Mr. Palin has served as one of our independent directors and our audit committee financial expert since February 2017. Mr. Palin has served as a Principal of Palin Enterprises, a national real estate organization that oversees a major portfolio of residential, commercial and industrial properties located across the country from New York to California, since 1990. Mr. Palin’s work with Palin Enterprises focuses on the development, including new construction and rehabilitation, and management and leasing of residential, commercial and industrial complexes. During the past 10 years, Mr. Palin has expanded Palin Enterprises’ residential development portfolio with new developments in Brooklyn, Queens and Long Beach, New York. Palin Enterprises owns and operates over five million square feet of industrial space. In addition, over the past 20 years, Mr. Palin has partnered with, operated and invested in many New York City restaurants. Mr. Palin holds a Bachelor of Science in Business from the Boston University School of Management. We believe that Mr. Palin’s extensive experience in real estate and business management supports his appointment to our board of directors.

All of our directors have been elected to serve as directors until our 2026 annual meeting of stockholders and until their respective successors have been duly elected and qualified. All of our executive officers shall be elected annually by our board of directors and each officer serve until his or her successor is elected and qualifies or until his or her death, or his or her resignation or removal.

Family Relationships

Kyle Lutnick is the brother of Brandon Lutnick. Other than the foregoing, we currently do not have any directors, executive officers, or person nominated to become a director or executive officer of the Company who are related to each other.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our executive officers, directors, and persons who beneficially own more than 10% of the outstanding shares of our common stock registered pursuant to Section 12 of the Exchange Act to file with the SEC various reports as to their ownership of and activities relating to our common stock and to furnish us with copies of all Section 16(a) forms they file.

To our knowledge, based solely on our review of the copies of such reports furnished to us or written representations from such persons, with respect to the year ended December 31, 2025, all Forms 3, 4 and 5 were timely filed with the SEC by such reporting persons, except that Messrs Brandon Lutnick, Kyle Lutnick, Ferri and Salinas each failed to timely file a Form 3, and Mr. Brandon Lutnick failed to timely filed two Forms 4.

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

Insider Trading Policies

The Company did not adopt any insider trading policies and procedures because there is no public market for the Company’s securities.

Item 11. Executive Compensation

Executive Officer Compensation

Although we have executive officers who manage our operations, we have no direct employees. Our advisor, Cantor Fitzgerald Income Advisors, LLC, and the real estate professionals at our advisor, manage our day-to-day affairs and our portfolio of income-producing commercial properties and other real estate-related assets. Our executive officers serve as officers of our advisor and are employees of our advisor or one or more of its affiliates. The Advisory Agreement provides that our executive officers do not receive any cash compensation from us for serving as our executive officers but, instead, receive compensation from our advisor. In addition, we do not reimburse our advisor for compensation it pays to our executive officers

Non-Employee Director Compensation

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

The following table sets forth the compensation earned by our directors for the fiscal year ended December 31, 2025:

Name	Fees Earned or Paid in Cash	Total
Arthur F. Backal	$28,000	$28,000
John M. Matteson	28,000	28,000
Dean Palin	33,000	33,000
Brandon Lutnick	—	—
Howard Lutnick(1)	—	—
Danny H. Salinas	—	—
Paul M. Pion(1)	—	—

(1) Mr. Howard Lutnick resigned from his position of Chairman of our Board effective as of March 1, 2025, and Mr. Pion resigned from his position as a director effective as of September 1, 2025.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Stock Ownership

The following table shows, as of March 23, 2026, the amount of our common stock beneficially owned (unless otherwise indicated) by (1) any person who is known by us to be the beneficial owner of more than 5% of the outstanding shares of our common stock, (2) our directors, (3) our executive officers, and (4) all of our directors and executive officers as a group. Beneficial ownership is determined in accordance with the rules of the SEC and may include certain securities that a person has the right to obtain in the future subject to certain vesting conditions. The business address for each of the persons named below is the address of our principal executive office, c/o Cantor Fitzgerald Income Trust, Inc., 110 East 59th Street, New York, NY 10022.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percentage
Directors and Executive Officers
Brandon Lutnick(2)	749,862	6.59%
William Ferri	—	—
Danny H. Salinas	—	—
Christopher A. Milner	111	*
Kyle Lutnick	—	—
Arthur F. Backal	—	—
John M. Matteson	—	—
Dean Palin	—	—
Howard Lutnick(3)	—	—
Paul M. Pion(4)	—	—
All directors and executive officers as a group	749,973	6.59%
5% Stockholders
Cantor Fitzgerald Investors, LLC (2)	749,862	6.59%

Note: * Less than 1.0%

(1)
All shares listed in the table above are Class S shares, except as described in note (2) below.
(2)
As of March 23, 2026, CFI owned 556,146 Class I shares, 185,434 Class IX shares and 8,282 Class AX shares. CFI is indirectly owned by Cantor, and CF Group Management, Inc. (“CFGM”) is the managing general partner of Cantor. Brandon Lutnick, as the controlling trustee of the trusts owning all of the voting shares of CFGM and the Chairman and Chief Executive Officer of CFGM, may be deemed to have beneficial ownership of the shares held by CFI.
(3)
Mr. Howard Lutnick resigned from his position of Chairman of our Board, member of our Board and Chief Executive Officer effective as of March 1, 2025.
(4)
Mr. Pion resigned from his position of director, Chief Financial Officer and Treasurer of our Company effective as of September 1, 2025.

Long-Term Incentive Plan Information

The following table summarizes information, as of December 31, 2025, relating to our long-term incentive plan pursuant to which grants of securities may be made from time-to-time.

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

Securities Authorized for Issuance Under Long-Term Incentive Plan

Our long-term incentive plan authorizes the granting of stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock units, performance awards, dividend equivalents, limited partnership interests in the operating partnership, or any other right relating to our common stock or cash; provided that our long-term incentive plan prohibits the issuance of stock appreciation rights and dividend equivalent rights unless and until our shares of common stock are listed on a national securities exchange. As required by the NASAA REIT guidelines, the maximum number of shares of our common stock that may be issued upon the exercise or grant of an award under our long-term incentive plan will not exceed in the aggregate, an amount equal to 5% of the outstanding shares of our common stock on the date of grant of any such awards. Any stock options or stock appreciation rights granted under our long-term incentive plan will have an exercise price or base price that is not less than the fair market value of our common stock on the date of grant. The exercise price or base price may not be reduced, directly or indirectly, or indirectly by cancellation and regrant, without the prior approval of our stockholders. As of December 31, 2025, we have not granted any securities under our long-term incentive plan.

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

Our Charter and bylaws provide that the number of our directors may be established by a majority of our board of directors but may not be fewer than three. Our Charter also provides that a majority of our directors must be independent of us, our advisor and our respective affiliates except for a period of 60 days after the death, resignation or removal of an independent director pending the election of his or her successor. We currently have three independent directors on our board of directors. Our Charter, which is available on our website at www.cfincometrust.com, defines an independent director. An “independent director” is a person who is not one of our officers or employees or an officer or employee of our advisor or its affiliates, has not been so for the previous two years and meets the other requirements set forth in our Charter. Our independent directors also meet the director independence standards of the New York Stock Exchange, Inc.

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

Our board of directors, including our independent directors, has reviewed the policies described in this Annual Report and determined that they are in the best interest of our stockholders because: (1) they increase the likelihood that we will be able to implement and execute our business strategies; (2) our executive officers, directors and affiliates of the Advisor have expertise with the type of real estate investments we seek; (3) borrowings enable us to purchase additional investments, thereby increasing portfolio diversification and our ability to achieve investment objectives; (4) there are sufficient property acquisition opportunities with the attributes that we seek; and (5) corporate governance best practices and high ethical standards help promote our long-term performance, thereby increasing our likelihood of generating income for our stockholders and preserving stockholder capital.

Our board of directors, including our independent directors, has examined the material terms, factors and circumstances surrounding any related party transactions or arrangements described herein. On the basis of such examination, our board of directors, including our independent directors, has determined that such transactions are fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties.

Item 14. Principal Accounting Fees and Services

Independent Auditors

During the year ended December 31, 2025, Ernst & Young LLP served as our independent auditor.

Audit and Non-Audit Fees

Aggregate fees that we were billed for the fiscal years ended December 31, 2025 and December 31, 2024 by our independent registered public accounting firm, Ernst & Young LLP, were as follows:

	Fiscal Year Ended December 31, 2025	Fiscal Year Ended December 31, 2024
Audit fees	$355,000	$368,500
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total	$355,000	$368,500

Audit fees include amounts billed to us related to annual financial statement audit work, quarterly financial statement reviews and review of SEC registration statements.

The audit committee of our board of directors was advised that there were no services provided by Ernst & Young LLP that were unrelated to the audit of the annual fiscal year-end financial statements and the review of interim financial statements that could impair Ernst & Young from maintaining its independence as our independent auditor and concluded that it was independent.

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

PART IV

Item 15. Exhibits, Financial Statement Schedule.

(a) (1)	Financial Statements

See the accompanying Index to Financial Statement Schedule on page F-1.

(a) (2)	Consolidated Financial Statement Schedule

(a) (3)	Exhibits

Exhibit Index

Exhibit Number	Description
3.1

Second Articles of Amendment and Restatement of Cantor Fitzgerald Income Trust, Inc. (formerly known as Rodin Global Property Trust, Inc.) (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on May 12, 2017)

3.2

Articles of Amendment to the Second Articles of Amendment and Restatement of Cantor Fitzgerald Income Trust, Inc. (formerly known as Rodin Global Property Trust, Inc.) (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed on August 13, 2018)

3.3

Second Articles of Amendment to the Second Articles of Amendment and Restatement of Cantor Fitzgerald Income Trust, Inc. (formerly known as Rodin Global Property Trust, Inc.) (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 1, 2019)

3.4

Articles of Amendment to the Second Articles of Amendment and Restatement of Cantor Fitzgerald Income Trust, Inc. (formerly known as Rodin Global Property Trust, Inc.) (incorporated by reference to Exhibit 3.5 to the Company’s Registration Statement on Form S-11 filed on July 31, 2020)

3.5

Articles Supplementary to the Second Articles of Amendment and Restatement of Cantor Fitzgerald Income Trust, Inc. (formerly known as Rodin Global Property Trust, Inc.) (incorporated by reference to Exhibit 3.6 to the Company’s Registration Statement on Form S-11 filed on July 31, 2020)

3.6

Second Amended and Restated Bylaws of Cantor Fitzgerald Income Trust, Inc. (formerly known as Rodin Global Property Trust, Inc.) (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed on May 12, 2017)

3.7

Third Articles of Amendment to Second Articles of Amendment and Restatement of Cantor Fitzgerald Income Trust, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on 8-K filed on January 4, 2024)

4.1

Description of Registrant’s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.4 to the Company’s Annual Report on Form 10-K filed on March 25, 2021)

4.2	Amended and Restated Distribution Reinvestment Plan (included as Appendix B to the Company's Prospectus filed on April 23, 2025 and incorporated by reference herein)
4.3	Fourth Amended and Restated Share Repurchase Program (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on January 7, 2026))
10.1

Third Amended and Restated Advisory Agreement by and among Cantor Fitzgerald Income Trust, Inc., Cantor Fitzgerald Income Advisors, LLC, Cantor Fitzgerald Income Trust Operating Partnership, L.P. and Cantor Fitzgerald Investors, LLC, dated January 1, 2026 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on January 7, 2026)

10.2

Second Amended and Restated Limited Partnership Agreement of Cantor Fitzgerald Income Trust Operating Partnership, L.P., dated January 1, 2026 (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed on January 7, 2026)

10.3	Second Amended and Restated Distribution Support Agreement dated as of August 10, 2020 (incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K filed on August 14, 2020)
10.4

Cantor Fitzgerald Income Trust, Inc. (formerly known as Rodin Global Property Trust, Inc.) Long-Term Incentive Plan (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed on May 12, 2017)

10.5	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-11 filed on November 30, 2017)
10.6

Amended and Restated Reimbursement Agreement among Cantor Fitzgerald Income Trust, Inc., Cantor Fitzgerald Investors, LLC and Cantor Fitzgerald Income Trust OP Holdings, LLC dated August 10, 2020 (incorporated by reference to Exhibit 10.7 of the Company's Registration Statement on Form S-11 filed on May 25, 2021)

10.7	Loan Agreement between 2477 Deerfield Drive, LLC and UBS AG dated February 1, 2018 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 2, 2018)

10.8

Loan Agreement between 3075 Loyalty Circle Owner, LLC and Cantor Commercial Real Estate Lending, L.P. dated July 31, 2018 (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-11 filed on January 28, 2019

10.9

Reimbursement Agreement, dated April 30, 2019, by and between Cantor Fitzgerald Income Trust, Inc. (formerly known as Rodin Global Property Trust, Inc.) and CF Real Estate Holdings, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 15, 2019)

10.10

Guaranty Agreement, dated as of April 30, 2019, by Cantor Fitzgerald Income Trust, Inc. (formerly known as Rodin Global Property Trust, Inc.), in favor of Wells Fargo Bank, National Association, as Trustee for the Registered Holders of Morgan Stanley Capital I Trust 2018-L1, Commercial Mortgage Pass-through Certificates, Series 2018-L1 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on May 15, 2019)

10.11

Environmental Indemnity Agreement, dated as of April 30, 2019, by 3075 Loyalty Circle Owner, LLC and Cantor Fitzgerald Income Trust, Inc. in favor of Wells Fargo Bank, National Association, as Trustee for the Registered Holders of Morgan Stanley Capital I Trust 2018-L1, Commercial Mortgage Pass-through Certificates, Series 2018-L1 (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on May 15, 2019)

10.12	Second Amended and Restated Trust Agreement of CF Summerfield Multifamily DST (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on May 17, 2021)
10.13

Loan and Security Agreement by and between CF Summerfield Multifamily DST and Arbor Private Label, LLC dated as of March 26, 2021 (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q filed on May 17, 2021)

10.14

Debt Service Reserve Replenishment Payment Guaranty by Cantor Fitzgerald Income Trust, Inc. as the Guarantor for the benefit of Arbor Private Label, LLC dated March 26, 2021 (incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q filed on May 17, 2021)

10.15

Guaranty of Non-Recourse Obligations by Cantor Fitzgerald Income Trust, Inc.as the Guarantor for the benefit of Arbor Private Label, LLC dated March 26, 2021 (incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q filed on May 17, 2021)

10.16

Second Amended and Restated Trust Agreement by and among Cantor Fitzgerald Income Trust Operating Partnership, L.P, and CF Net Lease Portfolio Manager IV, LLC (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed on November 30, 2021)

10.17

Amended and Restated Credit Agreement, dated as of July 16, 2025, by and among the Company, Cantor Fitzgerald Income Trust Operating Partnership, L.P., certain of the Company's subsidiary guarantors, the lenders party hereto, Citizens Bank, N.A., and BMO Bank N.A. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 23, 2025)

10.18

Form of Dealer Manager Agreement between Cantor Fitzgerald Income Trust Inc. and Cantor Fitzgerald & Co. (incorporated by reference to Exhibit 1.1 to the Company's Registration Statement on Form S-11 filed on August 9, 2023)

10.19	Form of Selected Dealer Agreement (incorporated by reference to Exhibit 1.2 to the Company's Registration Statement on Form S-11 filed on August 9, 2023)
21.1*	Subsidiaries of the Company
31.1*	Certification by the Chief Executive Officer pursuant to 17 CFR 240.13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification by the Chief Financial Officer pursuant to 17 CFR 240.13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32**

Written statements of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*

The following materials from Cantor Fitzgerald Income Trust, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2025 are formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Changes in Equity; (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Furnished herewith

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

CANTOR FITZGERALD INCOME TRUST, INC.

Date: March 23, 2026	By:	/s/ William Ferri
William Ferri
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Brandon Lutnick
Brandon Lutnick
Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ William Ferri	Chief Executive Officer	March 23, 2026
William Ferri	(Principal Executive Officer)

/s/ Brandon Lutnick	Chairman of the Board of Directors	March 23, 2026
Brandon Lutnick

/s/ Danny H. Salinas	Chief Financial Officer and Treasurer	March 23, 2026
Danny H. Salinas	(Principal Financial Officer and Principal Accounting Officer)

/s/ Kyle Lutnick	Director	March 23, 2026
Kyle Lutnick

/s/ Arthur F. Backal	Director	March 23, 2026
Arthur F. Backal

/s/ John M. Matteson	Director	March 23, 2026
John M. Matteson

/s/ Dean Palin	Director	March 23, 2026
Dean Palin

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm (PCAOB ID No. 42)	F-2

Consolidated Balance Sheets as of December 31, 2025 and December 31, 2024	F-4

Consolidated Statements of Operations for the Years Ended December 31, 2025 and December 31, 2024	F-5

Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2025 and December 31, 2024	F-6

Consolidated Statements of Changes in Equity for the Years Ended December 31, 2025 and December 31, 2024	F-7

Consolidated Statements of Cash Flows for the Years Ended December 31, 2025 and December 31, 2024	F-8

Notes to Consolidated Financial Statements	F-9
Financial Statement Schedule:
Schedule III - Real Estate and Accumulated Depreciation as of December 31, 2025	F-44
Financial statement schedules other than those listed are omitted as they are not applicable or the required or equivalent has been included in the consolidated financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Cantor Fitzgerald Income Trust, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cantor Fitzgerald Income Trust, Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for each of the two years in the period ended December 31, 2025, and the related notes and financial statement schedule listed in the Index at Item 15 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

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

Impairment of Real Estate Investments
Description of the Matter

At December 31, 2025, the Company’s investments in real estate, net of accumulated depreciation totaled approximately $965 million. As described in Note 2 to the consolidated financial statements, the Company continually monitors events that could indicate that the carrying amounts of its real estate assets may not be recoverable. If the undiscounted future cash flows expected from the use of the real estate investment and its eventual disposition is less than the carrying value of the real estate investment, the Company will adjust the real estate asset to its fair value and recognize an impairment loss.

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

How We Addressed the Matter in Our Audit

To test the Company's impairment assessment for real estate investments, we performed audit procedures with the assistance of our valuation specialists. These procedures were performed on a sample basis and included, among others, testing the determination of rental rates and property capitalization rates and developing independent calculations using external market sources and comparing these results to those of management.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2016.

New York, New York

March 23, 2026

CANTOR FITZGERALD INCOME TRUST, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2025	December 31, 2024
Assets
Investment in real estate, net of accumulated depreciation of $113,331,033 and $88,012,426, respectively	$964,598,188	$955,084,021
Cash and cash equivalents	25,386,715	36,133,516
Restricted cash	6,306,855	8,531,907
Investments in real estate-related assets	5,228,709	5,614,394
Investment in real estate, held for sale	5,609,212	—
Investment in infrastructure fund, at fair value	8,651,872	—
Intangible assets, net of accumulated amortization of $53,669,340 and $44,199,666 respectively	67,960,996	71,715,051
Operating lease right-of-use asset	16,115,737	16,207,976
Derivative assets, at fair value	5,720,505	8,472,572
Prepaid expenses and other assets	13,177,180	10,895,573
Deferred rent receivable	18,084,678	13,393,162
Total assets	$1,136,840,647	$1,126,048,172
Liabilities and Equity
Liabilities
Loans payable, net of deferred financing costs of $5,156,704 and $5,001,576, respectively	$595,583,567	$549,780,728
Intangible liabilities, net of accumulated amortization of $9,862,831 and $7,880,021, respectively	15,323,482	17,306,291
Operating lease liability	16,115,737	16,207,976
Distributions payable	1,154,031	1,935,518
Restricted reserves	13,231,811	11,808,310
Due to related parties	16,816,455	12,864,461
Deferred revenue	2,040,969	2,007,940
Accrued interest payable	1,912,056	1,868,146
Accounts payable and accrued expenses	4,326,158	2,474,903
Total liabilities	$666,504,266	$616,254,273
Commitments and contingencies (Note 13)
Stockholders' equity
Controlling interest
Preferred stock, $0.01 par value per share, 50,000,000 shares authorized, and 0 issued and outstanding at each December 31, 2025 and December 31, 2024	—	—
Class AX common stock, $0.01 par value per share, 10,000,000 shares authorized, and 3,092,474 and 3,534,113 issued and outstanding at December 31, 2025 and December 31, 2024, respectively	30,925	35,341
Class TX common stock, $0.01 par value per share, 5,000,000 shares authorized, and 4,927 and 6,067 issued and outstanding at December 31, 2025 and December 31, 2024, respectively	49	61
Class IX common stock, $0.01 par value per share, 5,000,000 shares authorized, and 1,022,507 and 1,129,756 issued and outstanding at December 31, 2025 and December 31, 2024, respectively	10,225	11,297
Class T common stock, $0.01 par value per share, 100,000,000 shares authorized, and 1,267,374 and 1,437,326 issued and outstanding at December 31, 2025 and December 31, 2024, respectively	12,674	14,373
Class S common stock, $0.01 par value per share, 20,000,000 shares authorized, and 5,437 issued and 7,009 outstanding at each December 31, 2025 and December 31, 2024, respectively	54	71
Class D common stock, $0.01 par value per share, 60,000,000 shares authorized, and 472,659 issued and 562,589 outstanding at each December 31, 2025 and December 31, 2024, respectively	4,727	5,626
Class I common stock, $0.01 par value per share, 200,000,000 shares authorized, and 5,250,219 and 5,935,802 issued and outstanding at December 31, 2025 and December 31, 2024, respectively	52,502	59,358
Additional paid-in capital	311,469,572	341,284,670
Retained earnings/accumulated deficit and cumulative distributions	(142,009,065)	(115,660,304)
Accumulated other comprehensive income/(loss)	474,811	748,843
Total controlling interest	170,046,474	226,499,336
Non-controlling interests in subsidiaries	300,289,907	283,294,563
Total stockholders' equity	470,336,381	509,793,899
Total liabilities and stockholders' equity	$1,136,840,647	$1,126,048,172

The accompanying notes are an integral part of these consolidated financial statements

CANTOR FITZGERALD INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the	For the
	Year Ended	Year Ended
	December 31, 2025	December 31, 2024
Revenues:
Rental revenues	$79,408,992	$73,128,546
Preferred return income	—	811,069
Income from mezzanine loan investment	—	865,154
Other property operating revenues	18,446,272	20,732,821
Total revenues	97,855,264	95,537,590
Operating expenses:
General and administrative expenses	720,578	307,206
Depreciation and amortization	35,844,677	34,456,767
Management fees	6,035,627	6,083,506
Property operating expenses	36,551,026	37,964,357
Total operating expenses	79,151,908	78,811,836
Other income (expense):
Income/(loss) from investments in real estate-related assets	(26,149)	136,667
Interest income	918,664	1,080,927
Net gain from investment in debt securities, at fair value	—	1,340,613
Unrealized gain from investment in infrastructure fund, at fair value	472,565	—
Loss from sale of investments in real estate-related assets	—	(3,385,131)
Loss on extinguishment of debt	(333,574)	(619,284)
Impairment of investment in real estate	(4,825,736)	—
Other income	331,117	226,516
Interest expense	(28,767,002)	(27,253,061)
Total other income (expense)	(32,230,115)	(28,472,753)
Net income (loss)	$(13,526,759)	$(11,746,999)
Net income (loss) attributable to non-controlling interest	(5,114,449)	(2,615,346)
Net income (loss) attributable to common stockholders	$(8,412,310)	$(9,131,653)
Weighted average shares outstanding	12,067,573	13,735,252
Net income (loss) per common share - basic and diluted	$(0.70)	$(0.66)

The accompanying notes are an integral part of these consolidated financial statements.

CANTOR FITZGERALD INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the	For the
	Year Ended	Year Ended
	December 31, 2025	December 31, 2024
Net income (loss)	$(13,526,759)	$(11,746,999)
Other comprehensive income (loss)
Unrealized gain (loss) on derivative instruments	(2,752,065)	916,156
Comprehensive income (loss)	(16,278,824)	(10,830,843)
Amounts attributable to noncontrolling interests
Net income (loss)	(5,114,449)	(2,615,346)
Unrealized gain (loss) on derivative instruments	(2,478,033)	922,954
Comprehensive income (loss) attributable to noncontrolling interests	(7,592,482)	(1,692,392)
Comprehensive income (loss) attributable to common stockholders	$(8,686,342)	$(9,138,451)

The accompanying notes are an integral part of these consolidated financial statements.

CANTOR FITZGERALD INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Controlling Interest
																Retained Earnings/
	Common Stock														Additional	Accumulated Deficit and	Accumulated Other	Non-	Total
	Class AX		Class TX		Class IX		Class I		Class T		Class D		Class S		Paid-In	Cumulative	Comprehensive	controlling	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Distributions	Income/(loss)	interest	Equity
Balance as of January 1, 2024	3,848,941	$38,489	178,873	$1,789	1,178,536	$11,785	7,313,276	$73,133	1,462,448	$14,626	644,697	$6,447	7,086	$71	$376,712,427	$(85,445,999)	$755,642	$259,337,969	$551,506,379
Common stock issued (transferred)	171,499	1,715	(171,739)	(1,718)	—	—	356,174	3,562	135,365	1,352	4,682	47	—	—	10,794,788	—	—	—	10,799,746
Common stock repurchased	(587,604)	(5,876)	(3,421)	(34)	(78,008)	(780)	(1,844,983)	(18,450)	(189,954)	(1,900)	(98,383)	(984)	(166)	(2)	(59,583,518)	—	—	—	(59,611,544)
Distribution reinvestment	101,277	1,013	2,354	24	29,228	292	111,335	1,113	29,467	295	11,593	116	179	2	6,100,761	—	—	—	6,103,616
Offering costs, commissions and fees	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(371,458)	—	—	—	(371,458)
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(9,131,653)	—	(2,615,346)	(11,746,999)
Distributions declared on common stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(21,082,652)	—	—	(21,082,652)
Designated derivatives, fair value adjustments	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(6,799)	922,955	916,156
Acquired or syndicated ownership interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	7,631,670	—	—	—	7,631,670
Non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	25,648,985	25,648,985
Balance as of December 31, 2024	3,534,113	35,341	6,067	61	1,129,756	11,297	5,935,802	59,358	1,437,326	14,373	562,589	5,626	7,099	71	341,284,670	(115,660,304)	748,843	283,294,563	509,793,899

	Controlling Interest
																Retained Earnings/
	Common Stock														Additional	Accumulated Deficit and	Accumulated Other	Non-	Total
	Class AX		Class TX		Class IX		Class I		Class T		Class D		Class S		Paid-In	Cumulative	Comprehensive	controlling	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Distributions	Income/(loss)	interest	Equity
Balance as of January 1, 2025	3,534,113	35,341	6,067	61	1,129,756	11,297	5,935,802	59,358	1,437,326	14,373	562,589	5,626	7,099	71	341,284,670	(115,660,304)	748,843	283,294,563	509,793,899
Common stock issued (transferred)	—	—	—	—	—	—	221,506	2,215	28,577	286	498	5	—	—	5,097,681	—	—	—	5,100,187
Common stock repurchased	(530,237)	(5,302)	(1,378)	(14)	(135,908)	(1,359)	(1,022,672)	(10,227)	(226,124)	(2,261)	(100,635)	(1,006)	(1,759)	(18)	(40,350,379)	—	—	—	(40,370,566)
Distribution reinvestment	88,598	886	238	2	28,659	287	115,583	1,156	27,595	276	10,207	102	97	1	5,443,718	—	—	—	5,446,428
Offering costs, commissions and fees	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(600,935)	—	—	—	(600,935)
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(8,412,310)	—	(5,114,449)	(13,526,759)
Distributions declared on common stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(17,936,451)	—	—	(17,936,451)
Designated derivatives, fair value adjustments	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(274,032)	(2,478,033)	(2,752,065)
Acquired ownership interests															594,817				594,817
Non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	24,587,826	24,587,826
Balance as of December 31, 2025	3,092,474	30,925	4,927	49	1,022,507	10,225	5,250,219	52,502	1,267,374	12,674	472,659	4,727	5,437	54	$311,469,572	$(142,009,065)	$474,811	$300,289,907	$470,336,381

The accompanying notes are an integral part of these consolidated financial statements.

CANTOR FITZGERALD INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the	For the
	Year Ended	Year Ended
	December 31,	December 31,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$(13,526,759)	$(11,746,999)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	37,210,604	35,550,925
(Gain)/loss from investments in real estate-related assets	26,149	(136,667)
(Realized gain) from sale of investment in debt securities	—	(1,634,920)
Loss from sale of investments in real estate-related assets	—	3,385,131
Amortization of above-market lease intangibles	219,564	202,130
Amortization of below-market lease intangibles	(1,956,010)	(1,956,010)
Loss on extinguishment of debt	333,574	619,284
Unrealized (gain) from investment in infrastructure fund	(472,565)	—
Impairment of investment in real estate	4,825,736	—
Unrealized loss from investment in debt securities	—	454,123
Changes in assets and liabilities:
Proceeds from investments in real estate-related assets	359,536	412,947
(Decrease) in deferred rent receivable	(4,691,516)	(1,817,667)
(Increase)/decrease in prepaid expenses and other assets	(2,281,607)	1,230,064
Increase in due to related parties	3,951,994	7,088,238
Increase in deferred revenue	33,029	69,975
Increase in restricted reserves	1,423,501	1,091,778
Increase/(decrease) in accounts payable and accrued expenses	1,851,255	(2,470,332)
Increase/(decrease) in accrued interest payable	43,910	(64,085)
Net cash provided by operating activities	27,350,395	30,277,915
Cash flows from investing activities:
Acquisition of real estate	(713,664)	(3,989,960)
Capital improvements to real estate	(2,026,100)	(2,759,584)
Purchase of interest in infrastructure fund	(8,179,307)	—
Proceeds from sale/repayment of investment in debt securities	—	10,399,997
Proceeds from sale of investments in real estate-related assets	—	21,014,869
Net cash (used in )/provided by investing activities	(10,919,071)	24,665,322
Cash flows from financing activities:
Borrowings and paydowns under credit facility	40,011,759	(3,344,824)
Proceeds from refinancing of mortgage loan	—	33,500,000
Repayment of mortgage loan	(26,969,268)	(36,153,907)
Proceeds from issuance of common stock, net	4,499,252	10,428,288
Distributions	(13,225,830)	(15,255,754)
Payments for redemptions of common stock	(40,370,566)	(59,611,544)
Distributions to and redemption of non-controlling interests	(17,339,255)	(13,494,248)
Non-controlling interest contribution	75,000	100,000
Syndicated ownership interest	25,436,786	35,400,911
Payment of deferred financing costs	(1,521,055)	(1,739,456)
Net cash (used in) financing activities	(29,403,177)	(50,170,534)
Net (decrease)/increase in cash and cash equivalents and restricted cash	(12,971,853)	4,772,703
Cash and cash equivalents, at beginning of year	44,665,423	39,892,720
Cash and cash equivalents, at end of year	$31,693,570	$44,665,423
Reconciliation of cash and cash equivalents and restricted cash
Cash and cash equivalents	$25,386,715	$36,133,516
Restricted cash	6,306,855	8,531,907
Total cash and cash equivalents and restricted cash	$31,693,570	$44,665,423
Supplemental disclosure of cash flow information:
Cash paid for interest	$27,349,360	$26,576,194
Non-cash investing and financing activities:
Distribution reinvestment	$5,446,428	$6,103,616
Distributions payable	$1,163,560	$1,645,729
Acquisition of real estate	$(50,000,000)	$(42,179,905)
Assumption of loans payable in conjunction with acquisition of real estate	$32,581,902	$26,635,694
Acquired non-controlling interests	$(814,702)	$(24,292,760)
Issuance of OP Units for acquired real estate interests	$18,232,800	$43,323,803

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

On February 2, 2016, the Company was capitalized with a $200,001 investment by the Company’s sponsor, Cantor Fitzgerald Investors, LLC (“CFI”) through the purchase of 8,180 Class A shares. In addition, a wholly owned subsidiary of CFI, Cantor Fitzgerald Income Trust OP Holdings, LLC, (the “Special Unit Holder”), has invested $1,000 in the Operating Partnership and has been issued a special class of limited partnership units (“Special Units”), which is recorded as a non-controlling interest on the consolidated balance sheet as of December 31, 2025.

The Company is conducting a continuous public offering of shares of common stock pursuant to Rule 415 of the Securities Act of 1933, as amended. On March 23, 2017, the Company launched its initial public offering (the “Initial Offering”) of up to $1.25 billion in shares of common stock, consisting of up to $1.0 billion in shares in the Company’s primary offering (“Primary Offering”) and up to $250 million in shares pursuant to its distribution reinvestment plan (the “DRP”). On May 18, 2017, the Company satisfied the minimum offering requirement as a result of CFI’s purchase of $2.0 million in Class I shares (the “Minimum Offering Requirement”). The Company terminated the Primary Offering effective July 31, 2020, but is continuing to offer up to $50.0 million of common stock pursuant to the DRP pursuant to a Registration Statement on Form S-3. On August 10, 2020, the Company launched its second public offering (the “Follow-On Offering”) of up to $1.25 billion in shares of common stock, consisting of up to $1.0 billion in the primary offering and $250 million in shares pursuant to the DRP. On February 7, 2024, the Follow-On Offering terminated, and the Company launched its third public offering (the “Third Offering”) of up to $1.25 billion in shares of common stock, consisting of up to $1.0 billion in the primary offering and $250 million in shares pursuant to the DRP. The Company intends to continue selling shares in the Third Offering on a monthly basis. (Refer to Note 9 – Stockholders’ Equity).

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

As of December 31, 2025, the Company owned the following investments:

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
•
An industrial dry/cold storage facility located in Columbus, OH (the "Fisher Road Property").
•
A controlling interest of 49.37% in a Delaware Statutory Trust, CF Landings Multifamily DST (the "Longmire DST"), located in Conroe, TX (the “Longmire Property”).
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
•
An investment commitment of $10,000,000 in Digital Bridge AI Infrastructure A, LP, a $500 million investment vehicle with commitments to four data center businesses across the U.S., Canada, and EMEA (the "Data Center"). As of December 31, 2025, $8,179,307 has been called for and funded to the investment in the Data Center.

The Company is externally managed by Cantor Fitzgerald Income Advisors, LLC, (the “Advisor”), a Delaware limited liability company and wholly owned subsidiary of CFI. CFI is a wholly owned subsidiary of CFIM Holdings, LLC, which is a wholly owned subsidiary of Cantor Fitzgerald, L.P. (“CFLP”).

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements are presented in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). In the opinion of management, the accompanying consolidated financial statements contain all adjustments and eliminations, consisting only of normal recurring adjustments necessary for a fair presentation in conformity with U.S. GAAP. Certain reclassifications have been made to previously reported amounts to conform to the current presentation.

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of

CANTOR FITZGERALD INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company evaluates all of its investments in real estate-related assets to determine if they are VIEs utilizing judgments and estimates that are inherently subjective. If different judgments or estimates were used for these evaluations, it could result in differing conclusions as to whether or not an entity is a VIE and whether or not to consolidate such entity. As of December 31, 2025, and December 31, 2024, the Company concluded that it had investments in VIEs. Refer to Note 11 – Variable Interest Entities for additional information.

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

Current Expected Credit Losses (“CECL”)

In accordance with the guidance in ASC Topic 326, Financial Instruments–Credit Losses ("ASC 326"), the Company presents its financial assets that are measured at amortized cost, net of an allowance for credit losses, which represents the amount expected to be collected over their estimated life. Expected credit losses for newly recognized financial assets carried at amortized cost, as well as changes to expected lifetime credit losses during the period, are recognized in earnings. The CECL methodology’s impact on expected credit losses, among other things, reflects the Company’s view of the current state of the economy, forecasted macroeconomic conditions and the Company’s portfolios. As of December 31, 2025 and December 31, 2024, no credit losses have been identified.

CANTOR FITZGERALD INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred Rent Receivable

Deferred rent receivable represents rent earned in excess of rent received as a result of straight-lining rents over the terms of the leases in accordance with ASC Topic 842, Leases. This balance also includes the amortization of tenant incentives, rent abatements, and other lease concessions, which are recognized evenly over the lease term under ASC 842.

As of December 31, 2025, Deferred rent receivable was $18,084,678, of which $5,638,364 relates to lease incentive fees. As of December 31, 2024, Deferred rent receivable was $13,393,162, of which $2,781,667 relates to lease incentives fees.

Prepaid Expenses and Other Assets

Prepaid expenses and other assets consist primarily of prepaid operating expenses, other assets and reimbursements due from tenants.

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

The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate assets may not be recoverable. Impairment indicators that the Company considers include, but are not limited to, bankruptcy or other credit concerns of a property’s major tenant, such as a history of late payments, rental concessions and other factors, a significant decrease in a property’s revenues due to lease terminations, vacancies, co-tenancy clauses, reduced lease rates or other circumstances. When indicators of potential impairment are present, the Company assesses the recoverability based on estimated future cash flows, which incorporate significant assumptions related to projected rental rates, including expectations about market rents, tenant renewals, re‑leasing activity, property capitalization rates, and occupancy levels. If the carrying amount exceeds the undiscounted cash flows, the Company estimates the asset’s fair value using discounted cash flow analysis and market‑based valuation techniques. In the event that such expected undiscounted future cash flows do not exceed the carrying amount, the Company will adjust the real estate assets to their respective fair values and recognize an impairment loss. Generally, fair value is determined using a discounted cash flow analysis and recent comparable sales transactions. During the year ended December 31, 2025, the Company recognized an impairment loss on the SF Property. In addition, at December 31, 2025, the Company reclassified the SF property to Investment in Real Estate, Held for Sale. No additional impairment losses were identified as of December 31, 2025. At December 31, 2024, no impairment losses were identified.

Investments in Real Estate, Held for Sale

The Company classifies a real estate investment as held for sale when management has committed to a plan to sell the asset, the sale is considered probable and expected to be completed within one year, and this probability is supported by factors such as an executed

CANTOR FITZGERALD INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

purchase agreement, non-refundable buyer deposit, and limited remaining contingencies. Upon classification, the asset is measured at the lower of its carrying value or fair value less estimated costs to sell, and depreciation ceases. If the fair value less costs to sell is lower than the carrying amount, an impairment loss is recognized in the period it is identified.

As of December 31, 2025, the Company classified the SF Property as held for sale following the execution of a purchase and sale agreement. The carrying value of the SF Property is $5,609,212, which is net of impairment loss of $4,825,736. Subsequent to year end, the Company incurred an additional loss of approximately $28,000 in connection with this transaction. As of December 31, 2024, the Company had no investments held for sale. Refer to Note 3 – Investment in Real Estate for additional information.

Investments in Real Estate-Related Assets

Unconsolidated Equity Method Investments

The Company performs consolidation analyses in accordance with ASC Topic 810, Consolidation, as described in the “Variable Interest Entities” section of this Note 2. The Company has determined, as a result of its analysis, that it is not the primary beneficiary of its investment in the Station DST, and therefore has not consolidated the entity. The Company is able to exercise significant influence over this investee. The Company has accounted for its investment in the Station DST, which is controlled and managed by CFI, under the equity method of accounting, and included within Investments in real estate-related assets on the Company’s consolidated balance sheet. Under the equity method, the investment is adjusted each period for capital contributions and distributions and the Company's share of the entity’s net income (loss). Capital contributions, distributions and net income (loss) of such entity are recorded in accordance with the terms of the governing documents. An allocation of net income (loss) may differ from the stated ownership percentage interest in such entity as a result of preferred returns and allocation formulas, if any, as described in such governing documents. Investments in real estate-related assets are reviewed for impairment based on projected cash flows from the underlying investment. If an impairment is identified, the carrying value of the investment will be reduced to the anticipated recoverable amount. As of December 31, 2025 and December 31, 2024, no impairment has been identified.

Investment in Infrastructure Fund, at Fair Value

During the year ended December 31, 2025, the Company made an investment in an infrastructure fund which the Company carries at fair value using the net asset value (“NAV”) as a practical expedient. Any unrealized gains and losses are reflected in the consolidated statements of operations.

Deferred Financing Costs

Costs incurred in connection with obtaining financing are capitalized and amortized over the term of the related loan on a straight-line basis, which approximates the effective interest method. The carrying value of the deferred financing costs as of December 31, 2025 and December 31, 2024 was $5,156,704 and $5,001,576, respectively, which is net of accumulated amortization of $4,582,656 and $3,216,728, respectively, and recorded as an offset to the related debt. For the years ended December 31, 2025 and December 31, 2024, amortization of deferred financing costs was $1,365,928 and $1,094,157, respectively, and is included in Interest expense on the accompanying consolidated statements of operations.

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

Other Property Operating Revenues

Other property operating revenues include tenant reimbursement income and revenues received from tenants to cover utilities and other amenities. The tenant reimbursement income is derived from certain property operating expenses, including real estate taxes and insurance, among others, which are paid by the Company and are reimbursed by the tenants of the Company’s properties pursuant to

CANTOR FITZGERALD INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the terms of the respective leases. These reimbursements and other revenues received from tenants are reflected as Other property operating revenues in the accompanying consolidated statements of operations, which, for the year ended December 31, 2025 and December 31, 2024 was $18,446,272 and $20,732,821, respectively.

Property Operating Expenses

Certain property operating expenses, including real estate taxes and insurance, among others, are paid by the Company and may be reimbursed by the tenants of the Company’s properties pursuant to the terms of the respective leases. These expenses incurred are reflected as Property operating expenses in the accompanying consolidated statements of operations, which for the year ended December 31, 2025 and December 31, 2024 was $36,551,026 and $37,964,357, respectively.

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

Deferred Revenue

Deferred revenue represents unearned rent received in advance from tenants at certain of the Company’s properties, which at December 31, 2025 and December 31, 2024 were $2,040,969 and $2,007,940, respectively.

Distributions Payable

Distributions payable is comprised of amounts of distributions declared by the Company but not yet paid and accrued distributions relating to the Performance Participation Allocation (as defined below in Note 9 – Stockholder’s Equity).

As of December 31, 2025 and December 31, 2024 the aggregate total amount of distribution payable reported by the Company were $1,154,031 and $1,935,518, respectively.

Restricted Reserves

Restricted reserves are comprised of amounts received from tenants at certain of the Company’s properties for recoverable property operating expenses to be paid by the Company on behalf of the tenants, pursuant to the terms of the respective lease arrangements, which at December 31, 2025 and December 31, 2024 was $13,231,811 and $11,808,310, respectively.

Due to Related Parties

Due to related parties is comprised of amounts contractually owed by the Company for various services provided to the Company from related parties, which at December 31, 2025 and December 31, 2024 were $16,816,455 and $12,864,461, respectively (See Note 10 – Related Party Transactions).

CANTOR FITZGERALD INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Organization and Offering Costs

The Advisor has agreed to pay, on behalf of the Company, all organizational and offering costs (including legal, accounting, and other costs attributable to the Company’s organization and offering, but excluding upfront selling commissions, dealer manager fees and distribution fees) (“O&O Costs”) through the first anniversary of the date on which the Company satisfied the Minimum Offering Requirement, which was May 18, 2018 (the “Escrow Break Anniversary”). After the Escrow Break Anniversary, the Advisor, in its sole discretion, may pay some or all of the additional O&O Costs incurred, but is not required to do so. To the extent the Advisor pays such additional O&O Costs, the Company is obligated to reimburse the Advisor subject to the 1% Cap (as defined below). Following the Escrow Break Anniversary, the Company began reimbursing the Advisor for payment of O&O Costs on a monthly basis, provided, however, that the Company was not obligated to pay any amounts that as a result of such payment would cause the aggregate payments for O&O Costs (less selling commissions, dealer manager fees and distribution fees) paid to the Advisor to exceed 1% of the aggregate gross offering proceeds of any public or private offering of the Company or the Operating Partnership, excluding any securities sold pursuant to a distribution reinvestment plan or employee benefit plan (the “1% Cap”), as of such payment date. Any amounts not reimbursed in any period are included in determining any reimbursement liability for a subsequent period. As of December 31, 2025, the Advisor has continued to pay all O&O Costs on behalf of the Company.

As of December 31, 2025 and December 31, 2024, the Advisor has incurred O&O Costs on the Company’s behalf of $15,567,179 and $14,747,673, respectively. As of both December 31, 2025 and December 31, 2024, the Company satisfied its obligation to reimburse the Advisor for O&O Costs. As of December 31, 2025, organizational costs of $90,675, were expensed and offering costs of $4,327,191, were charged to stockholders’ equity. As of December 31, 2025, the Company has made reimbursement payments of $4,068,777, to the Advisor and $349,087 was payable to the Advisor for O&O Costs and included within Due to related parties on the consolidated balance sheet. As of December 31, 2024, organizational costs of $90,675, were expensed and offering costs of $3,978,102, were charged to stockholders’ equity. As of December 31, 2024, the Company had made reimbursement payments of $4,068,777, to the Advisor for O&O Costs incurred.

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

Earnings Per Share

Basic net income (loss) per share of common stock is determined by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is determined by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period, including common stock equivalents. As of December 31, 2025 and December 31, 2024, there were no material common stock equivalents that would have a dilutive effect on net income (loss) per share for common stockholders. All classes of common stock are allocated net income (loss) at the same rate per share.

For the years ended December 31, 2025 and December 31, 2024, basic and diluted net loss per share was $(0.70) and $(0.66), respectively.

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

In December 2022, the FASB issued ASU No. 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848. ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting provided optional guidance to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The ASU was effective upon issuance and generally could be applied through December 31, 2022. Because the relief in ASC 848, Reference Rate Reform may not cover a period of time during which a significant number of modifications may take place, the amendments in ASU No. 2022-06 deferred the sunset date from December 31, 2022 to December 31, 2024, after which entities are no longer permitted to apply the relief in ASC 848. The ASU was effective upon issuance. The adoption of this guidance did not have an impact on the Company's consolidated financial statements.

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

In November 2025, the FASB issued ASU No. 2025-08, Financial Instruments—Credit Losses (Topic 326): Purchased Loans. The ASU addresses stakeholders’ concerns about the lack of comparability between purchased credit deteriorated (“PCD”) and non-PCD loans. The amendments require entities to apply the gross-up approach in ASC 326 to all “purchased seasoned loans.” Purchased seasoned loans are loans (excluding purchased financial assets with credit deterioration, credit card receivables, debt securities and trade receivables) that are acquired in a business combination or obtained through a transfer that is not a business combination or initially recognized through the consolidation of a variable interest entity, if certain seasoning criteria are met. A loan is considered seasoned if it is obtained more than 90 days after its origination date and the transferee was not involved in the origination. The new guidance will become effective for the Company beginning on January 1, 2027, can be adopted using a prospective method, and early adoption is permitted. Management is currently evaluating the impact of the new standard on the Company’s consolidated financial statements.

CANTOR FITZGERALD INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In November 2025, the FASB issued ASU No. 2025-09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements. The standard amends certain aspects of its hedge accounting guidance to better reflect an entity’s risk management activities in the financial statements. The guidance expands the hedged risks permitted to be aggregated in a group of individual forecasted transactions and increases the variable price components eligible to be designated as the hedged risk in the forecasted purchase or sale of nonfinancial assets. The ASU also eliminates the requirement to apply the net written option test when certain compound derivatives are used in interest rate hedges. The standard simplifies the application of hedge accounting for entities hedging forecasted interest payments on choose-your-rate debt instruments. The new guidance will become effective for the Company beginning on January 1, 2027, can be adopted using a prospective method, and early adoption is permitted. Management is currently evaluating the impact of the new standard on the Company’s consolidated financial statements.

In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. The guidance clarifies the current interim disclosure requirements and their applicability. The ASU is intended to address feedback from stakeholders that the current guidance is difficult to navigate. The amendments do not change the fundamental nature or expand or reduce the disclosure requirements of interim reporting. The ASU creates a comprehensive list of interim disclosures required under U.S. GAAP and incorporates a disclosure principle that requires disclosures at interim periods when an event or change that has a material effect on an entity has occurred since the previous year end. The new guidance will become effective for the Company beginning on January 1, 2028, can be adopted using either a prospective or retrospective method, and early adoption is permitted. Management is currently evaluating the impact of the new standard on the Company’s consolidated financial statements.

In December 2025, the FASB issued ASU No. 2025-12, Codification Improvements. The guidance clarifies, corrects errors in or makes other improvements to a variety of topics in the Codification that are intended to make it easier to understand and apply. The amendments apply to all reporting entities in the scope of the affected accounting guidance. The new guidance will become effective for the Company beginning on January 1, 2027, can be adopted using either a prospective or retrospective method, and early adoption is permitted. Management is currently evaluating the impact of the new standard on the Company’s consolidated financial statements.

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

Note 3 – Investment in Real Estate

Investment in real estate, net consisted of the following at December 31, 2025 and December 31, 2024:

	December 31, 2025	December 31, 2024
Building and building improvements	$948,471,379	$924,316,055
Land	129,457,842	118,780,392
Total	1,077,929,221	1,043,096,447
Accumulated depreciation	(113,331,033)	(88,012,426)
Investment in real estate, net	$964,598,188	$955,084,021

As of December 31, 2025, the Company classified the SF Property as held for sale following the execution of a purchase and sale agreement. The carrying value of the SF Property is $5,609,212, which is net of impairment loss of $4,825,736. As of December 31, 2024, the Company had no investments held for sale.

CANTOR FITZGERALD INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2025, the Company owned interests in 43 real properties and a plot of land as described below:

Portfolio	Ownership Percentage	Location	Number of Properties	Square Feet/ Acre	Remaining Lease Term(1)	Acquisition Date	Purchase Price(2)
Walgreens Grand Rapids ("GR Property")	100%	Grand Rapids, MI	1	14,552	11.6 years	July 2017	$7,936,508
CF Net Lease Portfolio IV DST ("Net Lease DST Properties")	3.77%	Various	7	103,537	10.9 years	September 2017	$35,706,642
Daimler Trucks North America Office Building ("FM Property")	100%	Fort Mill, SC	1	150,164	3.0 years	February 2018	$40,000,000
Alliance Data Systems Office Building ("CO Property")	100%	Columbus, OH	1	241,493	6.7 years	July 2018	$46,950,000
Hoya Optical Labs of America ("Lewisville Property")	100%	Lewisville, TX	1	89,473	2.5 years	November 2018	$14,120,000
Williams Sonoma Office Building ("SF Property")	75%	San Francisco, CA	1	13,907	0.0 years(4)	September 2019	$11,600,000
Martin Brower Industrial Buildings ("Buchanan Property")	100%	Phoenix, AZ	1	93,302	6.2 years	November 2019	$17,300,000
Multifamily Residential Property ("Keller Property")	5%	Carrolton, TX	1	255,627	multiple(3)	February 2021	$56,500,000
Multifamily Residential Property ("Summerfield Property")	100%	Landover, MD	1	452,876	multiple(3)	March 2021	$115,500,000
Amazon Last Mile Cleveland ("Madison Ave Property")	100%	Cleveland, OH	1	168,750	5.2 years	May 2021	$30,800,000
Valencia California ("Valencia Property")	10%	Santa Clarita, CA	1	180,415	10.0 years	July 2021	$92,000,000
De Anza Plaza Office Buildings ("De Anza Property")	100%	Cupertino, CA	1	83,959	5.6 years	July 2021	$63,750,000
Multifamily Residential Property ("Kacey Property")	10%	Kingwood, TX	1	296,991	multiple(3)	November 2021	$67,000,000
Multifamily Residential Property ("Industry Property")	10%	Columbus, OH	1	187,678	multiple(3)	December 2021	$81,000,000
Mars Petcare Dry/Cold Storage Facility ("Fisher Road Property")	100%	Columbus, OH	1	465,256	6.4 years	March 2022	$58,000,000
Multifamily Residential Property ("Longmire Property")	49.37%	Conroe, TX	1	231,720	multiple(3)	April 2022	$43,400,000
Office Tower ("ON3 Property")	10%	Nutley, NJ	1	332,818	13.0 years	April 2022	$131,667,000
Multifamily Residential Property ("West End Property")	10%	Lenexa, KS	1	299,813	multiple(3)	August 2022	$69,375,000
Multifamily Residential Property ("Palms Property")	10%	Houston, TX	1	222,672	multiple(3)	August 2022	$48,000,000
Land ("Mount Comfort Land")	100%	Greenfield, IN	0	1 - acre	10.3 years	October 2022	$445,000
Multifamily Residential Property ("Pearland Property")	5%	Pearland, TX	1	219,624	multiple(3)	June 2023	$40,500,000
CF WAG Portfolio DST ("WAG Portfolio Properties")	100%	Various	8	118,339	10.9 years	September 2024	$42,000,000
WAG MH Property ("WAG MH Properties")	100%	Various	9	139,305	10.9 years	January 2025	$50,130,000
(1)
Reflects number of years remaining until the tenant’s first termination option.
(2)
Reflects the contract purchase price at 100% ownership as opposed to adjusted for current ownership percentage as applicable.
(3)
Indicates individual tenant leases (with a 1-year average lease term) for the multifamily residential properties.
(4)
As of December 31, 2025, the SF Property is vacant.

Note 4 - Intangibles

The amortization of acquired above-market and/or below-market leases is recorded as an adjustment to Rental revenue on the consolidated statements of operations. For the years ended December 31, 2025 and December 31, 2024, the net amount of such amortization was included as an increase to rental income of $1,736,446 and $1,753,880, respectively.

The amortization of in-place leases is recorded as an adjustment to Depreciation and amortization expense on the consolidated statements of operations. For the year ended December 31, 2025 and December 31, 2024, the net amount of such amortization was $8,204,396 and $8,206,312, respectively.

The amortization of tax abatement on property improvements is recorded as an adjustment to Depreciation and amortization expense on the consolidated statements of operations. For both the year ended December 31, 2025 and December 31, 2024, the net amount of such amortization was $1,045,714.

CANTOR FITZGERALD INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2025 and December 31, 2024, the gross carrying amount and accumulated amortization of the Company’s intangible assets consisted of the following:

	December 31, 2025	December 31, 2024
Intangible assets:
In-place lease intangibles	$104,596,244	$98,951,471
Above-market lease intangibles	2,394,092	2,323,246
Tax abatement on property improvements intangibles	14,640,000	14,640,000
Total intangible assets	121,630,336	115,914,717
Accumulated amortization:
In-place lease amortization	(48,346,022)	(40,141,626)
Above-market lease amortization	(1,053,318)	(833,754)
Tax abatement on property improvements amortization	(4,270,000)	(3,224,286)
Total accumulated amortization	(53,669,340)	(44,199,666)
Intangible assets, net	$67,960,996	$71,715,051

The estimated future amortization on the Company’s intangible assets for each of the next five years and thereafter as of December 31, 2025 is as follows:

Year	In-place Lease Intangibles	Above-market Lease Intangibles	Tax Abatement on Property Improvements	Total
2026	7,474,361	219,589	1,045,714	8,739,664
2027	6,228,059	219,589	1,045,714	7,493,362
2028	5,789,051	219,589	1,045,714	7,054,354
2029	5,249,562	219,589	1,045,714	6,514,865
2030	5,249,562	219,589	1,045,714	6,514,865
Thereafter	26,259,627	242,829	5,141,430	31,643,886
	$56,250,222	$1,340,774	$10,370,000	$67,960,996

As of December 31, 2025 and December 31, 2024, the gross carrying amount and accumulated amortization of the Company’s Intangible liabilities consisted of the following:

	December 31, 2025	December 31, 2024
Intangible liabilities:
Below-market lease intangibles	$25,186,313	$25,186,312
Accumulated amortization:
Below-market lease amortization	(9,862,831)	(7,880,021)
Intangible liabilities, net	$15,323,482	$17,306,291

The estimated future amortization on the Company’s intangible liabilities for each of the next five years and thereafter as of December 31, 2025 is as follows:

Year	Below-market Lease Intangibles
2026	1,891,681
2027	1,556,636
2028	1,380,785
2029	1,358,346
2030	1,358,346
Thereafter	7,777,688
$15,323,482

CANTOR FITZGERALD INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Five Year Minimum Rental Payments

The estimated future minimum rents the Company expects to receive for the GR Property, FM Property, CO Property, Lewisville Property, the Net Lease DST Properties, Buchanan Property, Madison Ave Property, Valencia Property, De Anza Property, Fisher Road Property, ON3 Property, Mount Comfort Land, WAG Portfolio Properties, and WAG MH Properties for each of the next five years and thereafter through the end of the primary term as of December 31, 2025 is as follows:

Year	GR Property	FM Property	CO Property	Lewisville Property	Net Lease DST Properties	Buchanan Property	Madison Ave Property	Valencia Property	DeAnza Property	Fisher Road Property	ON3 Property	Mount Comfort Land	WAG Portfolio Properties	WAG MH Properties	Total
2026	500,000	2,826,087	3,392,689	971,713	2,421,044	1,079,150	1,571,572	4,943,413	4,223,009	3,087,361	6,640,642	50,432	2,741,535	3,353,561	37,802,208
2027	500,000	2,883,149	3,428,990	971,713	2,421,044	1,079,150	1,610,862	5,091,716	4,349,700	4,282,294	6,773,455	51,314	2,866,667	3,506,628	39,816,682
2028	500,000	2,940,211	3,465,681	500,432	2,421,044	1,121,781	1,651,133	5,244,468	4,480,191	5,207,378	6,908,924	52,212	2,866,667	3,506,628	40,866,750
2029	500,000	—	3,502,763	—	2,521,288	1,125,657	1,692,411	5,401,802	4,614,596	5,363,599	7,047,102	53,126	2,866,667	3,506,628	38,195,639
2030	500,000	—	3,540,243	—	2,542,096	1,125,657	1,734,722	5,563,856	4,715,788	5,524,507	7,188,044	54,056	2,866,667	3,506,628	38,862,264
Thereafter	3,291,667	—	6,241,988	—	15,427,347	1,407,071	444,522	30,425,444	2,791,269	8,090,304	62,928,656	284,804	17,677,779	21,624,205	170,635,056
Total	$5,791,667	$8,649,447	$23,572,354	$2,443,858	$27,753,863	$6,938,466	$8,705,222	$56,670,699	$25,174,553	$31,555,443	$97,486,823	$545,944	$31,885,982	$39,004,278	$366,178,599

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

On October 29, 2020, the Station DST acquired the fee simple interest in a 444-unit apartment community located in Irving, Texas (the “Station DST Property”), for a total purchase price of $106 million. The purchase price was comprised of $47.1 million in equity and $58.9 million in proceeds from a mortgage loan. At December 31, 2025, the Station DST Property is 89.41% occupied.

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

The results of operations for the Company’s investments in real estate-related assets for the year ended December 31, 2025 and December 31, 2024 are summarized below:

	For the Year Ended December 31,
Station DST	2025	2024
Revenues	$6,727,882	$8,044,606
Operating expenses	(5,243,687)	(5,470,360)
Other expenses, net	(1,658,525)	(1,663,133)
Net income	$(174,330)	$911,113
Net income attributable to the Company(1)	$(26,149)	$136,667

Note: (1) Represents the Company’s allocable share of net income based on the Company’s ownership interest in the underlying investment in real estate-related assets and is included within Income from investments in real-estate related assets on the Company’s consolidated statements of operations.

CANTOR FITZGERALD INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 – Investment in Infrastructure Fund, at Fair Value

On December 20, 2024, the Company, through the Operating Partnership, made a commitment of $10 million to invest in Digital Bridge AI Infrastructure A, LP, a $500 million investment vehicle with commitments to four data center businesses across the U.S., Canada, and EMEA. As of December 31, 2025, $8,179,307 has been called for and funded to the investment in the Data Center. As of December 31, 2024, no capital had been called for or funded to the investment.

For the year ended December 31, 2025, the Company had an unrealized gain of $472,565 on its investment in the Data Center which has been recorded in Unrealized gain from investment in infrastructure fund, at fair value in the Company's consolidated statements of operations.

Note 8 – Loans Payable

On February 1, 2018, in connection with the purchase of the FM Property (refer to Note 3 – Investment in Real Estate), the FM Property SPE entered into a loan agreement (the “FM Loan”) with UBS AG with an outstanding principal amount of $21,000,000. The FM Loan provides for monthly interest payments and bears interest at an initial fixed rate of 4.43% per annum through the anticipated repayment date, February 6, 2028 (the “FM Anticipated Repayment Date”), and thereafter at revised rate of 3.00% per annum plus the greater of the initial interest rate or the 10 year swap yield as of the first business day after the FM Anticipated Repayment Date. As of December 31, 2025, the Company was in compliance with the FM Loan covenants.

On July 31, 2018, in connection with the purchase of the CO Property (refer to Note 3 – Investment in Real Estate), the CO Property SPE entered into a loan agreement (the “CO Loan”) with a related party, Cantor Commercial Real Estate ("CCRE"), with an outstanding principal amount of $26,550,000. The CO Loan provides for monthly interest payments and bears interest at an initial fixed rate of 4.94% per annum through the anticipated repayment date, August 6, 2028 (the “CO Anticipated Repayment Date”), and thereafter at an increased rate of 2.50% per annum plus the greater of the initial interest rate or the 10 year swap yield as of the first business day after the CO Anticipated Repayment Date. As of December 31, 2025, the Company was in compliance with the CO Loan covenants.

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

On November 26, 2019, in connection with the purchase of the Buchanan Property (refer to Note 3 – Investment in Real Estate), the Buchanan Property SPE entered into a loan agreement (the “Buchanan Loan”) with Goldman Sachs Bank USA with an outstanding principal amount of $9,600,000. The Buchanan Loan provides for monthly interest payments and bears interest at an initial fixed rate of 3.52% per annum through the anticipated repayment date, December 1, 2029 (the “Buchanan Anticipated Repayment Date”), and thereafter at revised rate of 2.50% per annum plus the greater of the initial interest rate or the 10 year swap yield as of the first business day after the Buchanan Anticipated Repayment Date. As of December 31, 2025, the Company was in compliance with the Buchanan Loan covenants.

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

CANTOR FITZGERALD INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

CANTOR FITZGERALD INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Credit Facility – Citizens Bank

On July 23, 2021, the Company and the Operating Partnership secured a $100 million senior secured revolving credit facility (the “Citizens Facility”) with Citizens Bank, N.A. (the “Facility Lender”). On July 16, 2025, the credit facility agreement was amended and restated (as amended the “Credit Facility Agreement”). As part of the amendment and restatement, the aggregate principal amount of the Citizens Credit facility was increased to $150.0 million with the ability, from time to time, to increase the size of the aggregate commitment made under the agreement to a total of $250.0 million, subject to receipt of lender commitments and other conditions. Further, the amendment and restatement updated the applicable interest rates such that borrowings under the Credit Facility Agreement will be charged interest based on (i.) a term SOFR rate plus a margin ranging from 2.20% to 2.50%, or (ii) and alternative base rate plus a margin ranging from 1.20% to 1.50%, depending on the loan to value ratio. In addition, the amendment and restatement amended the definitions of Change of Control and Permitted Properties (as used in connection with eligible collateral). Finally, the new maturity date of the Citizens Facility is July 16, 2028, and may be extended pursuant to two one-year extension options, subject to continuing compliance with the financial covenants and other customary conditions, and the payment of an extension fee. As of December 31, 2025, properties including the Lewisville, Madison Ave, De Anza, Fisher Road, GR, and WAG Portfolio Properties were pledged as collateral.

On March 12, 2025, the Company used the Credit Facility to repay the WAG Portfolio Loan and the WAG Portfolio Properties was pledged as collateral under the Credit Facility Agreement. The loan draw is governed by the same terms and conditions outlined in the Credit facility Agreement.

As of December 31, 2025, the amounts outstanding under the Citizen Facility were approximately $101.2 million.

As of December 31, 2025 and December 31, 2024, the Company’s Loans payable balance was $595,583,567 and $549,780,728, net of deferred financing costs, respectively. As of December 31, 2025 and December 31, 2024, deferred financing costs were $5,156,704 and $5,001,576, net of accumulated amortization of $4,582,656 and $3,216,728, respectively.

CANTOR FITZGERALD INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information on the Company’s Loans payable as of December 31, 2025 and December 31, 2024 is as follows:

Description	December 31, 2025
	FM Property	CO Property	Net Lease DST Property	Buchanan Property	Keller Springs Property	Summerfield Property	Valencia Property	Credit Facility	Kacey Property	Industry Property	ON3 Property	West End Property	Palms Property	Pearland Property	WAG MH Property	Total
Principal amount of loans	$21,000,000	$26,550,000	$22,495,184	$9,600,000	$33,500,000	$76,575,000	$55,200,000	$101,166,935	$40,640,000	$43,200,000	$66,731,250	$29,000,000	$20,000,000	$22,500,000	$32,581,902	$600,740,271
Less: Deferred financing costs, net of accumulated amortization of $4,582,656	(55,626)	(116,670)	(149,978)	(46,130)	(1,194,690)	(115,236)	(492,502)	(1,001,717)	(223,483)	(270,032)	(608,929)	(296,551)	(259,864)	(325,296)	-	(5,156,704)
Loans payable, net of deferred financing costs and amortization	$20,944,374	$26,433,330	$22,345,206	$9,553,870	$32,305,310	$76,459,764	$54,707,498	$100,165,218	$40,416,517	$42,929,968	$66,122,321	$28,703,449	$19,740,136	$22,174,704	$32,581,902	$595,583,567

Description	December 31, 2024
	FM Property	CO Property	Net Lease DST Property	Buchanan Property	Keller Springs Property	Summerfield Property	Valencia Property	Credit Facility	Kacey Property	Industry Property	ON3 Property	West End Property	Palms Property	Pearland Property	WAG Portfolio Property	Total
Principal amount of loans	$21,000,000	$26,550,000	$22,495,184	$9,600,000	$33,500,000	$76,575,000	$55,200,000	$61,155,176	$40,640,000	$43,200,000	$66,731,250	$29,000,000	$20,000,000	$22,500,000	$26,635,694	$554,782,304
Less: Deferred financing costs, net of accumulated amortization of $3,216,728	(74,150)	(134,075)	(175,506)	(53,231)	(1,408,556)	(137,183)	(581,753)	(147,336)	(261,252)	(315,018)	(705,055)	(341,002)	(298,812)	(368,647)	-	(5,001,576)
Loans payable, net of deferred financing costs and amortization	$20,925,850	$26,415,925	$22,319,678	$9,546,769	$32,091,444	$76,437,817	$54,618,247	$61,007,840	$40,378,748	$42,884,982	$66,026,195	$28,658,998	$19,701,188	$22,131,353	$26,635,694	$549,780,728

For the years ended December 31, 2025 and December 31, 2024, the Company incurred $28,315,125 and $27,380,513, respectively, of interest expense, which is included within Interest expense on the consolidated statements of operations. As of December 31, 2025 and December 31, 2024, $1,912,056 and $1,868,146 respectively, was unpaid and is recorded as accrued interest payable on the Company’s consolidated balance sheets. All of the unpaid interest expense accrued as of December 31, 2025 and December 31, 2024 was paid during January 2026 and January 2025, respectively.

Also included within Interest expense on the consolidated statements of operations is amortization of deferred financing costs, which, for the years ended December 31, 2025 and December 31, 2024, was $1,365,928 and $1,094,157, respectively.

The following table presents the future principal payments due under the Company’s loan agreements as of December 31, 2025:

Year	Amount
2026	55,077,086
2027	—
2028	148,716,935
2029	9,600,000
2030	—
Thereafter	387,346,250
Total	$600,740,271

CANTOR FITZGERALD INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 – Stockholders’ Equity

Public Offerings

The Company is conducting a continuous public offering of shares of common stock pursuant to Rule 415 of the Securities Act. On March 23, 2017, the Company launched the Initial Offering of up to $1.25 billion in shares of common stock, consisting of up to $1.0 billion in shares in its Primary Offering and up to $250 million in shares pursuant to its DRP. On May 18, 2017, the Company satisfied the Minimum Offering Requirement for the Initial Offering as a result of CFI’s purchase of $2.0 million in Class IX shares. The Company terminated the Primary Offering effective July 31, 2020, but is continuing to offer up to $50.0 million of common stock pursuant to the DRP. On August 10, 2020, the Company launched the Follow-On Offering of up to $1.25 billion in shares of common stock, consisting of up to $1.0 billion in the primary offering and $250 million in shares pursuant to the DRP. On February 7, 2024, the Follow-On Offering terminated, and the Company launched the Third Offering of up to $1.25 billion in shares of common stock, consisting of up to $1.0 billion in the primary offering and $250 million in shares pursuant to the DRP. The Company intends to continue selling shares in the Third Offering on a monthly basis.

As of December 31, 2025, the Company’s total number of authorized shares was 400,000,000, consisting of 10,000,000 of Class AX authorized common shares, 5,000,000 of Class TX authorized common shares 5,000,000 of Class IX authorized common shares, 100,000,000 of Class T authorized common shares, 20,000,000 of Class S authorized common shares, 60,000,000 of Class D authorized common shares, and 200,000,000 of Class I authorized common shares. The Class AX Shares, Class D Shares, Class I Shares, Class IX Shares, Class S Shares, Class T Shares and Class TX Shares have the same voting rights and rights upon liquidation, although distributions are expected to differ due to the distribution fees payable with respect to Class D Shares, Class S Shares, Class T Shares and Class TX Shares, which will reduce distributions to the holders of such classes of shares.

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

As of December 31, 2025, the Company had 11,107,417 shares of its common stock outstanding (consisting of 3,084,294 Class AX Shares, 4,927 Class TX Shares, 1,022,507 Class IX Shares, 5,250,219 Class I Shares, 1,267,374 Class T Shares, 472,659 Class D Shares, and 5,437 Class S Shares) in the Offerings.

As of December 31, 2024, the Company had 12,604,572 shares of its common stock outstanding (consisting of 3,525,933 Class AX Shares, 6,067 Class TX Shares, 1,129,756 Class IX Shares, 5,935,802 Class I Shares, 1,437,326 Class T Shares, 562,589 Class D Shares and 7,099 Class S Shares) in the Offerings.

As of December 31, 2025, the Company had aggregate net proceeds of $293,073,263 in the Offerings. As of December 31, 2024, the Company had aggregate net proceeds of $323,152,589 in the Offerings. The aggregate net proceeds consists of gross proceeds less distribution fees, O&O Cost and redemptions.

CANTOR FITZGERALD INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Distributions

The Company’s board of directors has authorized, and the Company has declared, distributions for the period September 1, 2020 through November 1, 2025 in an amount equal to $0.004234973 per day (or approximately $1.55 on an annual basis) per each share of common stock and OP unit, less, for holders of certain classes of shares, the distribution fees that are payable with respect to such classes of shares as further described in the applicable prospectus. Beginning December 2025, the Company transitioned from a fixed per-share distribution to an annualized distribution rate of 5.00% of NAV per share class. The distributions are payable by the 5th business day following each month end to stockholders of record at the close of business each day during the prior month.

As of December 31, 2025 and December 31, 2024, the Company has declared cumulative distributions of $113,232,372 and $95,295,921, respectively, of which $909,919 and $1,645,729, respectively, was unpaid as of the respective reporting dates and has been recorded as distributions payable on the accompanying consolidated balance sheets. All of the unpaid distributions as of December 31, 2025 and December 31, 2024, were paid during January 2026 and January 2025, respectively. As of December 31, 2025 and December 31, 2024, distributions reinvested pursuant to the Company’s DRP were $34,367,416 and $28,920,988, respectively.

Redemptions

Stockholders are eligible to have their shares repurchased by the Company pursuant to the Fourth Amended and Restated Share Repurchase Program ("share repurchase program").

Repurchases of shares under the share repurchase program are made on a monthly basis. Subject to the limitations of and restrictions provided for in the share repurchase program, and subject to funds being available, shares repurchased under the share repurchase program are repurchased at the transaction price in effect on the date of repurchase, which, generally will be a price equal to the NAV per share applicable to the class of shares being repurchased and most recently disclosed by the Company in a public filing with the SEC. Under the share repurchase program, the Company may repurchase during any calendar month shares of its common stock whose aggregate value (based on the repurchase price per share in effect when the repurchase is effected) is 2% of the aggregate NAV as of the last calendar day of the previous month and during any calendar quarter whose aggregate value (based on the repurchase price per share in effect when the repurchase is effected) is up to 5% of the Company’s aggregate NAV as of the last calendar day of the prior calendar quarter. During the year end December 31, 2025, the Company received repurchase requests that exceeded the 2% monthly limit and 5% quarterly limit under the Company's share repurchase program. Therefore, as a result of the aforementioned monthly and quarterly limits, the Company repurchased less than the full amount of shares requested during the year ended December 31, 2025.

There is no minimum holding period for shares under the share repurchase program and stockholders may request that the Company redeem their shares at any time. However, shares that have not been outstanding for at least one year will be redeemed at 95% of the redemption price that would otherwise apply to the class of shares being redeemed; provided, that, the period that shares were held prior to being converted into shares of different class will count toward the total hold period for such shares. In addition, stockholders who have received shares of the Company's common stock in exchange for their Operating Partnership units may include the period of time the stockholders held such Operating Partnership units for purposes of calculating the total hold period. The Company intends to waive the 5% holding discount with respect to the repurchase of shares acquired pursuant to its DRP and shares issued as stock dividends. In addition, upon request, the Company intends to waive the 5% holding discount in the case of the death or disability of a stockholder.

During the year ended December 31, 2025, the Company repurchased 2,018,713 shares in the amount of $40,370,566, $3,857,020 of which was outstanding at December 31, 2025. During the year ended December 31, 2024, the Company repurchased 2,802,519 shares in the amount of $59,611,544, $2,082,105 of which was outstanding at December 31, 2024. The amounts outstanding at December 31, 2025 and December 21, 2024 were paid during January 2026 and January 2025, respectively.

Non-controlling Interest

Special Unit Holder

The Special Unit Holder has invested $1,000 in the Operating Partnership and has been issued a special class of limited partnership units as part of the overall consideration for the services to be provided by the Advisor. In addition, the Special Unit Holder is entitled to receive a performance participation distribution from the Operating Partnership, subject to certain terms and calculations as defined within the amended Operating Partnership agreement. Such allocation (the “Performance Participation Allocation”) is paid in cash annually and accrued monthly. The Special Unit Holder is entitled to $9,553,541 pursuant to the Performance Participation Allocation, which has been paid in full by the Company as of the first quarter of 2023. The Special Unit Holder investment in the Operating Partnership, including the Performance Participation Allocation, have been recorded as components of Non-controlling interests in subsidiaries on the consolidated balance sheets as of December 31, 2025 and December 31, 2024, respectively.

CANTOR FITZGERALD INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Non-controlling interest in the SF Property SPE

Based on the Company’s consolidation analysis, which was performed in accordance with ASC 810 as described in the “Variable Interest Entities” section of Note 2 — Summary of Significant Accounting Policies, management has determined that the Company is the primary beneficiary of the SF Property SPE. Accordingly, the Company has consolidated the SF Property SPE. As of December 31, 2025, the Company’s ownership interest in the SF Property SPE was 75%, and Graham Street Realty ("GSR") interest was 25%. GSR's total ownership interest of $1,468,446 has been recorded as a component of Non-controlling interests in subsidiaries on the Company’s consolidated balance sheet as of December 31, 2025.

Non-controlling interest in the Keller DST

Based on the Company’s consolidation analysis, which was performed in accordance with ASC 810 as described in the “Variable Interest Entities” section of Note 2 — Summary of Significant Accounting Policies, management has determined that the Company is the primary beneficiary of the Keller Property. Accordingly, the Company has consolidated the Keller DST. On July 22, 2024, the Company, through a wholly owned subsidiary, CF Keller TRS, LLC purchased CAF's remaining interest in the Keller Property. In addition, on July 24, 2024, as part of a DST offering plan, the Keller Property was transferred into the Keller DST, which was entered into between the Operating Partnership, 3221 Keller Springs, LLC (Depositor) (the "Keller Depositor") and the trustees as outlined in the Keller DST trust agreement.

On August 16, 2024, the Company, through the Operating Partnership, and the Keller DST entered into a managing broker-dealer agreement (the "Keller DST Dealer Manager Agreement"), with the Dealer Manager, pursuant to which the Dealer Manager agreed to conduct a private placement offering (the "Keller DST Offering") of up to $38,650,000 of the Keller DST's beneficial interest representing 95% of the interests to third party investors on a "best efforts" basis. As of December 31, 2025, the Keller DST had received gross proceeds of $38,010,977 from the Keller DST Offering. The Company’s ownership interest in the Keller Property was 5% with the other parties holding 95% of the ownership interests in the Keller Property. The third parties' ownership interest in Keller Property of $18,037,298 was recorded as Non-controlling interests in subsidiaries on the Company’s consolidated balance sheet as of December 31, 2025.

Non-controlling interest in Valencia DST

Based on the Company’s consolidation analysis, which was performed in accordance with ASC 810 as described in the “Variable Interest Entities” section of Note 2 — Summary of Significant Accounting Policies, management has determined that the Company is the primary beneficiary of the Valencia DST. Accordingly, the Company has consolidated the Valencia DST. As of December 31, 2025, the Company’s ownership interest in the Valencia DST was 10% and other parties’ interest was 90%. The other parties’ total ownership interest of $33,007,039 has been recorded as a component of Non-controlling interests in subsidiaries on the Company’s consolidated balance sheet as of December 31, 2025.

Non-controlling interest in Kacey DST

Based on the Company’s consolidation analysis, which was performed in accordance with ASC 810 as described in the “Variable Interest Entities” section of Note 2 — Summary of Significant Accounting Policies, management has determined that the Company is the primary beneficiary of the Kacey DST. Accordingly, the Company has consolidated the Kacey DST. As of December 31, 2025, the Company’s ownership interest in the Kacey DST was 10% and other parties’ interest was 90%. The other parties’ total ownership interest of $17,492,823 has been recorded as a component of Non-controlling interests in subsidiaries on the Company’s consolidated balance sheet as of December 31, 2025.

Non-controlling interest in Industry DST

Based on the Company’s consolidation analysis, which was performed in accordance with ASC 810 as described in the “Variable Interest Entities” section of Note 2 — Summary of Significant Accounting Policies, management has determined that the Company is the primary beneficiary of the Industry DST. Accordingly, the Company has consolidated the Industry DST. As of December 31, 2025, the Company’s ownership interest in the Industry DST was 10% and other parties’ interest was 90%. The other parties’ total ownership interest of $24,988,797 has been recorded as a component of non-controlling interests in subsidiaries on the Company’s consolidated balance sheet as of December 31, 2025.

CANTOR FITZGERALD INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Non-controlling interest in the Net Lease DST

On November 23, 2021, the Company, through the Operating Partnership and the Net Lease DST entered into a managing broker-dealer agreement, (the “DST Dealer Manager Agreement”), with the Dealer Manager, pursuant to which the Dealer Manager agreed to conduct a private placement offering, (the “DST Offering”), of up to $21,620,000 of the Net Lease DST’s beneficial interest representing 100% of the interests to third party investors on a “best efforts” basis. As of December 31, 2025, the Net Lease DST has received gross proceeds of $21,620,000 from the DST Offering. During 2025, the Operating Partnership exercised its fair market value option to acquire 3.77% of equity interest in the Net lease DST.

Based on the Company’s consolidation analysis, which was performed in accordance with ASC 810 as described in the “Variable Interest Entities” section of Note 2 — Summary of Significant Accounting Policies, management has determined that the Company is the primary beneficiary of the Net Lease DST. Accordingly, the Company has consolidated the Net Lease DST. As of December 31, 2025, the Company's ownership interest in the Net Lease DST was 3.77% and other parties’ interest was 96.23%. The other parties’ total ownership interest of $9,756,111 has been recorded as a component of Non-controlling interests in subsidiaries on the Company’s consolidated balance sheet as of December 31, 2025.

Non-controlling interest in the Longmire DST

Based on the Company’s consolidation analysis, which was performed in accordance with ASC 810 as described in the “Variable Interest Entities” section of Note 2 – Summary of Significant Accounting Policies, management has determined that the Company is the primary beneficiary of the Longmire Property. Accordingly, the Company has consolidated the Longmire DST. On July 18, 2025, the Company purchased CAF's remaining interest in the Longmire Property. In addition, on August 20, 2025, as part of a DST offering plan, the Longmire Property was transferred into the Longmire DST, which was entered into between the Operating Partnership, 1840 Longmire Road Owner, LLC (the "Longmire Depositor"), and the trustees as outlined in the Longmire DST agreement.

On August 20, 2025, the Company, through the Operating Partnership, and the Longmire DST entered into a managing broker-dealer agreement (the "Longmire DST Dealer Manager Agreement"), with the Dealer Manager, pursuant to which the Dealer Manager agreed to conduct a private placement offering (the "Longmire DST Offering") of up to $36,046,819 of the Longmire DST's beneficial interest representing 100% of the interests to third party investors on a "best efforts" basis. As of December 31, 2025, the Longmire DST has received gross proceeds of $25,145,281 from the Longmire DST Offering. As of December 31, 2025, the Company’s ownership interest in the Longmire Property was 49.37% and third parties' interest was 50.63%. The third parties' total ownership interest of $25,098,101 has been recorded as a component of Non-controlling interests in subsidiaries on the Company’s consolidated balance sheet as of December 31, 2025.

Non-controlling interest in ON3 DST

Based on the Company’s consolidation analysis, which was performed in accordance with ASC 810 as described in the “Variable Interest Entities” section of Note 2 — Summary of Significant Accounting Policies, management has determined that the Company is the primary beneficiary of the ON3 DST. Accordingly, the Company has consolidated the ON3 DST. As of December 31, 2025, the Company's ownership interest in the ON3 DST was 10% and other parties' interest was 90%. The other parties' total ownership interest of $51,980,374 has been recorded as a component of Non-controlling interests in subsidiaries on the Company’s consolidated balance sheet as of December 31, 2025.

Non-controlling interest in West End DST

Based on the Company’s consolidation analysis, which was performed in accordance with ASC 810 as described in the “Variable Interest Entities” section of Note 2 — Summary of Significant Accounting Policies, management has determined that the Company is the primary beneficiary of the West End DST. Accordingly, the Company has consolidated the West End DST. As of December 31, 2025, the Company's ownership interest in the West End DST was 10% and other parties' interest was 90%. The other parties' total ownership interest of $33,636,086 has been recorded as a component of Non-controlling interests in subsidiaries on the Company’s consolidated balance sheet as of December 31, 2025.

In connection with the acquisition of the West End Property, a wholly owned subsidiary of the Operating Partnership entered a joint venture (the “West End MT JV”) between the wholly owned subsidiary of the Operating Partnership and affiliates of BH. As of December 31, 2025, the Company’s ownership interest in the West End MT JV was 90% and BH’s interest was 10%. BH’s total ownership interest of $13,051 has been recorded as a component of Non-controlling interests in subsidiaries on the Company’s consolidated balance sheet as of December 31, 2025.

CANTOR FITZGERALD INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Non-controlling interest in Palms DST

Based on the Company’s consolidation analysis, which was performed in accordance with ASC 810 as described in the “Variable Interest Entities” section of Note 2 — Summary of Significant Accounting Policies, management has determined that the Company is the primary beneficiary of the Palms DST. Accordingly, the Company has consolidated the Palms DST. As of December 31, 2025, the Company's ownership interest in the Palms DST was 10% and other parties' interest was 90%. The other parties' total ownership interest of $24,702,795 has been recorded as a component of Non-controlling interests in subsidiaries on the Company’s consolidated balance sheet as of December 31, 2025.

Non-controlling interest in Pearland DST

Based on the Company's consolidation analysis, which was performed in accordance with ASC 810 as described in the "Variable Interest Entities" section of Note 2 – Summary of Significant Accounting Policies, management has determined that the Company is the primary beneficiary of the Pearland DST. Accordingly, the Company has consolidated the Pearland DST. As of December 31, 2025, the Company's ownership interest in the Pearland DST was 5% and other parties' interest was 95%. The other parties' total ownership interest of $15,214,950 has been recorded as a component of Non-controlling interests in subsidiaries on the Company's consolidated balance sheet as of December 31, 2025.

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

As of December 31, 2025, the Operating Partnership issued Class I OP Units to third party investors in exchange for 3.77% of equity interest in the Net Lease DST.

The following table summarizes the number of Class I OP Units and Class T OP Units issued and outstanding to third-party investors:

	For the Year Ended December 31,
	2025	2024
Balance at the beginning of the year	2,134,758	—
Issuance of Class I OP Units	898,760	1,572,425
Issuance of Class T OP Units	—	562,333
Balance at the end of period	3,033,518	2,134,758

Note 10 – Related Party Transactions

Jointly Owned Investments

As of December 31, 2025 and December 31, 2024, the Company owned interests in eleven and ten jointly owned investments, respectively, with some or all of the remaining interest held by affiliates of the Advisor. Subsequently after each acquisition, the interests held by the affiliates of the Advisor have been sold back to the Company or/and syndicated to third party investors through a private placement offering. As of December 31, 2025 and December 31, 2024, the Company consolidates ten and nine of these joint ventures, respectively, as the primary beneficiary and accounts for the one remaining investment under the equity method of accounting. Refer to the “Variable Interest Entities” section of Note 2 – Summary of Significant Accounting Policies for further information on the Company’s VIE policy.

CF WAG Portfolio DST

On September 1, 2024, the Operating Partnership issued 761,971 Class I OP Units in exchange for 100% of the equity interests of the CF WAG Portfolio DST. This acquisition included the transfer of management responsibilities for the portfolio from CFI to the Operating Partnership.

CANTOR FITZGERALD INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CF WAG MH

On January 1, 2025, the Operating Partnership issued 865,711 Class I OP Units in exchange for 100% of the equity interests of WAG MH. This acquisition included the transfer of management responsibilities for the portfolio from CFI to the Operating Partnership.

Fees and Expenses

The Company and the Advisor are parties to an amended and restated advisory agreement, dated as of June 29, 2018, as amended to date (the "Amended Advisory Agreement"). Pursuant to the Amended Advisory Agreement, and subject to certain restrictions and limitations, the Advisor is responsible for managing the Company's affairs on a day-to-day basis and for identifying, originating, acquiring and managing investments on behalf of the Company. For providing such services, the Advisor receives the following fees and reimbursements from the Company.

Organization and Offering Expenses. The Company will reimburse the Advisor and its affiliates for O&O Costs it incurs on the Company’s behalf but only to the extent that the reimbursement does not cause the selling commissions, the dealer manager fee and the other O&O Costs borne by the Company to exceed 15% of gross offering proceeds of each Offering as of the date of the reimbursement. If the Company raises the maximum offering amount in the Offerings and under the DRP, the Company estimates O&O Costs (other than upfront selling commissions, dealer manager fees and distribution fees), in the aggregate, to be 1% of the aggregate gross offering proceeds of any public or private offering of the Company or the Operating Partnership, excluding any securities sold pursuant to a distribution reinvestment plan or employee benefit plan. These O&O Costs include all costs (other than upfront selling commissions, dealer manager fees and distribution fees) to be paid by the Company in connection with the initial set up of the organization of the Company as well as the Offerings, including legal, accounting, printing, mailing and filing fees, charges of the transfer agent, charges of the Advisor for administrative services related to the issuance of shares in the Offerings, reimbursement of bona fide due diligence expenses of broker-dealers, and reimbursement of the Advisor for costs in connection with preparing supplemental sales materials.

The Advisor has agreed to pay for all of the O&O Costs on the Company’s behalf (other than selling commissions, dealer manager fees and distribution fees) through the Escrow Break Anniversary. After the Escrow Break Anniversary, the Advisor, in its sole discretion, may pay some or all of the additional O&O Costs incurred, but is not required to do so. To the extent the Advisor pays such additional O&O Costs, the Company is obligated to reimburse the Advisor subject to the 1% Cap. Following the Escrow Break Anniversary, the Company began reimbursing the Advisor for such costs on a monthly basis, provided that the Company was not obligated to reimburse any amounts that as a result of such payment would cause the aggregate payments for O&O Costs paid to the Advisor to exceed the 1% Cap as of such reimbursement date.

As of December 31, 2025 and December 31, 2024, the Advisor had incurred $15,567,179 and $14,747,673, respectively, of O&O Costs (other than upfront selling commissions, dealer manager fees and distribution fees) on behalf of the Company. The amount of the Company’s obligation is limited to the 1% Cap less any reimbursement payments made by the Company to the Advisor for O&O Costs incurred. As of December 31, 2025, organizational costs of $90,675, were expensed and offering costs of $4,327,191, were charged to stockholders’ equity. As of December 31, 2025, the Company has made reimbursement payments of $4,068,777, to the Advisor and $349,087 was payable to the Advisor for O&O Costs and included within Due to related parties on the consolidated balance sheet. As of December 31, 2024, organizational costs of $90,675, were expensed and offering costs of $3,978,102, were charged to stockholders’ equity. As of December 31, 2024, the Company has made reimbursement payments of $4,068,777, to the Advisor for O&O Costs incurred. As of December 31, 2025, the Advisor has continued to pay all O&O Costs on behalf of the Company.

Asset Management Fees. Asset management fees are due to the Advisor. Asset management fees payable to the Advisor consist of monthly fees equal to one-twelfth of 1.20% of the Company’s most recently disclosed NAV. See Note 17 — Subsequent Events for additional information concerning the Company’s related party transactions and agreements that occurred after December 31, 2025.

For the years ended December 31, 2025 and December 31, 2024, the Company incurred asset management fees of $3,596,069 and $3,571,631, respectively. As of December 31, 2025, the total unpaid asset management fees was $5,447,345 and has been included within Due to related parties on the consolidated balance sheet. The amount of asset management fees incurred by the Company during the applicable period is included in the calculation of the limitation of operating expenses pursuant to the 2%/25% Guidelines (as defined and described below).

Other Operating Expenses: Pursuant to the terms of the Advisory Agreement, the Company is obligated to reimburse the Advisor for certain operating expenses. Beginning October 1, 2018, the Company was subject to the limitation that it generally may not reimburse the Advisor for any amounts by which the total operating expenses at the end of the four preceding fiscal quarters exceeds the greater of (i) 2% of average invested assets (as defined in the Advisory Agreement) and (ii) 25% of net income other than any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of investments for that period (the “2%/25% Guidelines”). If the Company’s independent directors determine that all or a portion of such amounts in excess of

CANTOR FITZGERALD INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the limitation are justified based on certain factors, the Company may reimburse amounts in excess of the limitation to the Advisor. In addition, beginning on October 1, 2018, the Company may request any operating expenses that were previously reimbursed to the Advisor in prior or future periods in excess of the limitation to be remitted back to the Company. As of December 31, 2025, the Company has reimbursed $6,641,266 of the operating expense reimbursement obligation to the Advisor and has accrued but not reimbursed $4,697,769 in operating expenses pursuant to the Advisory Agreement, which represents the current operating expense reimbursement obligation to the Advisor.

The Advisory Agreement provides that, subject to other limitations on the incurrence and reimbursement of operating expenses contained in the Advisory Agreement, operating expenses which have been incurred and paid by the Advisor will not become an obligation of the Company unless the Advisor has invoiced the Company for reimbursement, which will occur in a quarterly statement and accrued for in the respective period. The Advisor will not invoice the Company for any reimbursement if the impact of such would result in the Company’s incurrence of an obligation in an amount that would result in the Company’s NAV per share for any class of shares to be less than $25.00. The Company may, however, incur and record an obligation to reimburse the Advisor, even if it would result in the Company’s NAV per share for any class of shares for such quarter to be less than $25.00, if the Company’s board of directors determines that the reasons for the decrease of the Company’s NAV per share below $25.00 were unrelated to the Company’s obligation to reimburse the Advisor for operating expenses. See Note 17 — Subsequent Events for additional information concerning the Company’s related party transactions and agreements that occurred after December 31, 2025.

In addition, the Advisory Agreement provides that all or a portion of the operating expenses, which have not been previously paid by the Company or invoiced by the Advisor may be in the sole discretion of the Advisor: (i) waived by the Advisor, (ii) reimbursed to the Advisor in any subsequent quarter or (iii) reimbursed to the Advisor in connection with a liquidity event or termination of the Advisory Agreement, provided that the Company has fully invested the proceeds from its initial public offering and the stockholders have received, or are deemed to have received, in the aggregate, cumulative distributions equal to their invested capital plus a 6% cumulative, non-compounded annual pre-tax return on their invested capital. Any reimbursement of operating expenses remains subject to the limitations described above and the limitations and the approval requirements relating to the 2%/25% Guidelines. For the year ended December 31, 2025, we were in compliance with this requirement and our total operating expenses were 0.60% of average invested assets (as defined in the Advisory Agreement) and 13.48% of net income.

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

As of December 31, 2025, the total amount of Unreimbursed Operating Expenses (as defined below) was $21,321,804. This includes operating expenses incurred by the Advisor on the Company’s behalf which have not been invoiced to the Company and also amounts invoiced to the Company by the Advisor but not yet reimbursed (“Unreimbursed Operating Expenses”). The amount of operating expenses incurred by the Advisor during the year ended December 31, 2025 which were not invoiced to the Company amounted to $3,404,797.

Property Management Fees. The Company may engage the Advisor or an affiliate to serve as a property manager with respect to a particular property. The Company will pay the Advisor property management fees for such services. For the years ended December 31, 2025 and December 31, 2024, the Company incurred property management fees of $2,439,558 and $2,511,875, respectively. The property management fee incurred during the month of December 2025 of $801,243 was unpaid as of December 31, 2025 and has been included within Due to related parties on the consolidated balance sheet.

Leasing Commissions. If the Advisor or an affiliate is the Company’s primary leasing agent, then the Company will pay customary leasing fees in amount that is usual and customary in that geographic area for that type of property. As of December 31, 2025, no amount was incurred by the Company. As of December 31, 2024, the Company had incurred lease commissions of $31,250.

CANTOR FITZGERALD INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of December 31, 2025, the likelihood, probability and timing of each of the possible occurrences or events listed in the preceding sentences (i) and (ii) in the above paragraph are individually and collectively uncertain. Additionally, whether or not the Company will have fully invested the proceeds from Initial Offering and also whether the Company’s stockholders will have received, or are deemed to have received, in the aggregate, cumulative distributions equal to their invested capital plus a 6% cumulative, non-compound annual pre-tax return on such invested capital at the time of any such occurrence or event is also uncertain. As of both December 31, 2025 and December 31, 2024, CFI has paid Sponsor Support totaling $5,374,526, which will be subject to reimbursement by the Company to CFI in the event of these highly conditional circumstances.

The following summarizes the fees payable to the Dealer Manager:

Distribution Fees. Under the Dealer Manager Agreements, distribution fees are payable to the Dealer Manager with respect to the Company’s Class TX Shares, Class T Shares, Class S Shares and Class D Shares, all or a portion of which may be re-allowed by the Dealer Manager to participating broker-dealers. Under the Dealer Manager Agreement for the Initial Offering, the distribution fees for Class TX Shares accrue daily and are calculated on outstanding Class TX Shares issued in the Primary Offering in an amount equal to 1.0% per annum of (i) the gross offering price per Class TX Share in the Primary Offering, or (ii) if the Company is no longer offering Class TX Shares in a public offering, the most recently published per share NAV of Class TX Shares. Under the Dealer Manager Agreements for the Follow-On Offering and the Third Offering, the Company has agreed to pay the Dealer Manager (a) with respect to the Class T Shares and Class S Shares, a distribution fee in an annual amount equal to 0.85% of the aggregate NAV of the outstanding Class T Shares and Class S Shares, as applicable, and (b) with respect to the Class D Shares, a distribution fee in an annual amount equal to 0.25% of the aggregate NAV of the outstanding Class D Shares. The distribution fees are payable monthly in arrears and are paid on a continuous basis from year to year. For the years ended December 31, 2025 and December 31, 2024, the Company paid distribution fees of $235,811 and $297,939, respectively. As of December 31, 2025 and December 31, 2024, the Company has incurred a liability of $20,058 and $23,586, respectively, which is included within Due to related parties on the consolidated balance sheets, $16,061 and $25,575, respectively, of which was due as of December 31, 2025 and December 31, 2024 and paid during January 2026 and January 2025, respectively.

In addition, for the year ended December 31, 2025, the Company paid distribution fees of $66,536 in connection with the issuance of its Class T OP Units. The Company did not pay any distributions fees for the year ended December 31, 2024. As of December 31, 2025, the Company has incurred a distribution fee liability of $5,268 in connection with issuance of its Class T OP Units, which is included within Due to related parties on the consolidated balance sheets and paid during January 2026. As of December 31, 2024, the Company did not incur a distribution fee liability in connection with issuance of its Class T OP Units.

Selling Commissions. Selling commissions payable to the Dealer Manager in the Initial Offering consisted of (i) up to 1% of gross offering proceeds paid by CFI for Class AX Shares and Class TX Shares and, (ii) up to 5% and 2% of gross offering proceeds from the sale of Class AX Shares and Class TX Shares, respectively. No selling commissions were payable with respect to Class IX Shares. Selling commissions in the Follow-On Offering and Third Offering consist of 3% and 3.5% of gross offering proceeds from the sale of Class T Shares and Class S Shares, respectively. All or a portion of such selling commissions may be re-allowed to participating broker-dealers. No selling commissions will be payable with respect to Class D and Class I shares. For the years ended December 31, 2025 and December 31, 2024, the Company incurred $16,631 and $69,896 of selling commissions, respectively, which is included within Additional paid-in capital on the consolidated balance sheets. At both December 31, 2025 and December 31, 2024, $1,182,925 of Sponsor Support, has been recorded and has been reimbursed by CFI. No Sponsor Support payment was due at December 31, 2025, as Sponsor Support ended with the termination of the Primary Offering.

CANTOR FITZGERALD INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dealer Manager Fees. Dealer manager fees payable to the Dealer Manager in the Initial Offering consisted of up to 3.0% of gross offering proceeds from the sale of Class AX Shares and Class TX Shares sold in the Primary Offering and up to 1.5% of gross offering proceeds from the sale of Class IX Shares sold in the Primary Offering, all of which were paid by CFI. A portion of such dealer manager fees may be re-allowed to participating broker-dealers as a marketing fee. Dealer Manager fees payable to the Dealer Manager in the Follow-On Offering and Third Offering consist of up to 0.5% of gross offering proceeds from the sale of Class T Shares sold in the primary portion of the Follow-On Offering and Third Offering. No dealer manager fees will be payable with respect to Class S Shares, Class D Shares and Class I Shares. For the years ended December 31, 2025 and December 31, 2024, the Company recorded $2,934 and $14,242 of dealer manager fees, respectively, which is included within Additional paid-in capital on the consolidated balance sheets. As of both December 31, 2025 and December 31, 2024, all of the Sponsor Support related to dealer manager fees has been recorded and $4,191,601 has been reimbursed by CFI. No Sponsor Support payment was due at December 31, 2025, as Sponsor Support ended with the termination of the Primary Offering.

The following table summarizes the above mentioned fees and expenses incurred by the Company and amounts of investment funding due by the Company for the year ended December 31, 2025:

		Due to related parties as of	Year ended December 31, 2025		Due to related parties as of
Type of Fee or Reimbursement	Financial Statement Location	December 31, 2024	Incurred	Paid	December 31, 2025
Management Fees
Asset management fees	Management fees	$4,291,482	$3,596,069	$2,440,206	$5,447,345
Property management and oversight fees	Management fees	442,422	2,439,558	2,080,737	801,243
Organization, Offering and Operating Expense Reimbursements
Operating expenses(1)	General and administrative expenses	4,245,085	—	368,083	3,877,002
Expense reimbursement(2)	Property operating expenses	2,972,502	2,758,930	84,980	5,646,452
Offering costs(3)	Additional paid-in capital	—	349,087	—	349,087
Commissions and Fees
Selling commissions and dealer manager fees, net	Additional paid-in capital	—	19,565	19,565	—
Distribution fees(4)	Additional paid-in capital	23,586	304,087	302,347	25,326
Investment Funding
Application fee reimbursement(5)	Investment in real estate, net	100,000	—	100,000	—
Good faith deposit reimbursement(6)	Investment in real estate, net	670,000	—	—	670,000
Membership interest purchase reimbursement(7)	Additional paid-in capital	119,384	—	119,384	—
Total		$12,864,461	$9,467,296	$5,515,302	$16,816,455

Note: (1) As of December 31, 2025, the Advisor has incurred, on behalf of the Company, a total of $21,321,804 in Unreimbursed Operating Expenses, including a total of $3,404,797 for the year ended December 31, 2025 for which the Advisor has not invoiced the Company for reimbursement. The total amount of Unreimbursed Operating Expenses may, in future periods, be subject to reimbursement by the Company pursuant to the terms of the Advisory Agreement.

(2) Reflects amounts owed to CFI from the Company in relation to real estate tax payments for the West End Property, the Pearland Property, the Palms Property, the Longmire Property, and the Keller Property and insurance payments for the Fisher Road Property.

(3) As of December 31, 2025, the Advisor has incurred, on behalf of the Company, a total of $15,567,179 of O&O Costs, of which the Company’s obligation has been satisfied, pursuant to the 1% Cap.

(4) The incurred amount reflects the change in accrual.

(5) Reflects amount that was owed to CFI from the Company in relation to the loan application deposit for the ON3 Property.

CANTOR FITZGERALD INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(6) Reflects a good faith deposit owed to CFI in connection with the Keller Property loan refinance.

(7) Reflects amount that was owed to CFI in connection with the Summerfield MT JV remaining interest purchase on behalf of CFIT.

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

(5) Reflects amount owed to CFI from the Company in relation to the loan application deposit for the ON3 Property.

(6) Reflects a good faith deposit owed to CFI in connection with the Keller Property loan refinance.

(7) Reflects amount owed to CFI in connection with the Summerfield MT JV remaining interest purchase on behalf of CFIT.

Investment by CFI

CFI initially invested $200,001 in the Company through the purchase of 8,180 Class AX Shares at $24.45 per share. CFI may not sell any of these shares during the period it serves as the Company’s sponsor. Neither the Advisor, CF RE Holdings, nor CFI currently has any options or warrants to acquire any of the Company’s shares.

CANTOR FITZGERALD INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2025, CFI has invested $6,650,001 in the Company through the purchase of 262,262 shares (8,180 Class AX Shares for an aggregate purchase price of $200,001, $183,157 Class IX Shares for an aggregate purchase price of $4,582,280, and 70,925 Class I Shares for an aggregate purchase price of $1,867,720). CFI purchased 125,157 of the Class IX Shares in the amount of $3,132,280 pursuant to the Distribution Support Agreement, which provided that in certain circumstances where the Company’s cash distributions exceed the Company’s modified funds from operations, CFI will purchase up to $5.0 million of Class IX Shares (including the $2.0 million of shares purchased in order to satisfy the Minimum Offering Requirement) at the then current offering price per Class IX Share net of dealer manager fees to provide additional cash to support distributions to the Company’s stockholders. On August 10, 2020, the Company and CFI entered into the Amended Distribution Support Agreement to ensure that the Company has a sufficient amount of funds to pay cash distributions to stockholders during the Follow-On Offering. CFI purchased 70,925 of the Class I Shares in the amount of $1,867,720 pursuant to the Amended Distribution Support Agreement, which provides that in the event that cash distributions exceed MFFO, CFI will purchase Class I Shares from the Company in the Follow-On Offering in an amount equal to the distribution shortfall, up to $5 million (less the $2.0 million of shares purchased by CFI in order to satisfy the Minimum Offering Requirement and any shares purchased by CFI pursuant to the Distribution Support Agreement in the Initial Offering). CFI has fulfilled its remaining obligation pursuant to the Amended Distribution Support Agreement in the second quarter of 2022 and CFI has no remaining obligation pursuant to the Amended Distribution Support Agreement. On December 15, 2025, CFI transferred its investment to an affiliate of the Company, CF RE Holdings.

Sponsor Support

The Company’s sponsor, CFI, is a Delaware limited liability company and an affiliate of CFLP. CFI has paid a portion of selling commissions and all of the dealer manager fees, up to a total of 4% of gross offering proceeds from the sale of Class AX Shares and Class TX Shares, as well as 1.5% of gross offering proceeds from the sale of Class IX Shares, incurred in connection with the Initial Offering. The Company will reimburse such expenses (i) immediately prior to or upon the occurrence of a liquidity event, including (A) the listing of the Company’s common stock on a national securities exchange or (B) a merger, consolidation or a sale of substantially all of the Company’s assets or any similar transaction or any transaction pursuant to which a majority of the Company’s board of directors then in office are replaced or removed, or (ii) upon the termination of the Amended Advisory Agreement by the Company or by the Advisor. In each such case, the Company only will reimburse CFI after the Company has fully invested the proceeds from the Initial Offering and the Company’s stockholders have received, or are deemed to have received, in the aggregate, cumulative distributions equal to their invested capital plus a 6% cumulative, non-compounded annual pre-tax return on such invested capital. As of December 31, 2025, CFI has paid Sponsor Support totaling $5,374,526.

Note 11 - Variable Interest Entities

As of December 31, 2025 and December 31, 2024, certain VIEs have been identified. In regard to the Company’s investment in the SF Property, the Keller Property, the Valencia Property, the Kacey Property, the Net Lease DST, the Industry Property, the Longmire Property, the ON3 Property, the West End Property, the Palms Property, and the Pearland Property, the Company has determined itself to be the primary beneficiary because the Company has a significant variable interest in and control over the SF Property, Keller Property, the Valencia Property, the Kacey Property, the Net Lease DST, the Industry Property, the Longmire Property, the ON3 Property, the West End Property, the Palms Property, and the Pearland Property. Therefore, the Company has consolidated the SF Property, the Keller Property, the Valencia Property, the Kacey Property, the Net Lease DST, the Industry Property, the Longmire Property, the ON3 Property, the West End Property, the Palms Property, and the Pearland Property. In regard to the Company’s investment in the Station DST, the Company has determined itself not to be the primary beneficiary, because the Company does not have a significant variable interest in and control over the Station DST. Therefore, the Company has not consolidated the Station DST. The Company’s maximum exposure to loss from its interest in an unconsolidated VIE as of December 31, 2025 is $5,228,709, related to its investment in a real estate-related asset, the Station DST. Refer to Note 6 - Investments in Real Estate-Related Assets for additional information.

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

For lessees, the lease accounting standard ASC 842, Leases requires the lessee to recognize the assets and liabilities that arise from the leases. A lessee can classify a lease as either a finance lease or operating lease based on meeting certain criteria under ASC 842. In connection with the accounting standard, the Company is required to determine the incremental borrowing rate that is used as the discount rate in calculating the present value of lease payments for the duration of the lease term to measure the lease asset, Right-of-Use Asset (“ROU”) and lease liability. Given the extended lease term, estimating the incremental borrowing rate requires significant judgment from the Company. The Company has determined that the two ground leases qualify as operating leases. As of December 31, 2025 and December 31, 2024, the Company has $16,115,737 and $16,207,976 of ROU, respectively and $16,115,737 and $16,207,976 lease liability, respectively. Under the guidance, for both the year ended on December 31, 2025 and December 31, 2024, the Company has recognized lease expense of $774,779, and is included within the accompanying consolidated statements of operations.

The following table reflects the base cash rental payments due from the Company as of December 31, 2025:

Year	Future Base Rent Payments
2026	653,198
2027	653,198
2028	653,198
2029	653,198
2030	653,198
Thereafter	33,287,559
Total	$36,553,549

Litigation and Regulatory Matters

As of December 31, 2025 and December 31, 2024, the Company was not subject to litigation nor was the Company aware of any litigation pending against it. The Company has entered into customary guaranty agreements (the “Guaranty Agreements”) in connection with the financing of certain specific investments, including the acquisition of the FM Property, the Buchanan Property, the CO Property, and the Summerfield Property, as further described in Note 8 — Loans Payable. Pursuant to the Guaranty Agreements, the Company has guaranteed any losses or liabilities that the lenders may incur as a result of the occurrence of certain enumerated bad acts as defined in the Guaranty Agreements. The Company has also guaranteed the repayment of obligations and indebtedness due to the lenders upon the occurrence of certain enumerated events as defined in the Guaranty Agreements. Additionally, in regard to the FM Property, the Buchanan Property, the CO Property, and the Summerfield Property, the Company has also agreed to indemnify the lenders against certain environmental liabilities.

As of December 31, 2025, the Company’s liability under these arrangements is not quantifiable and the potential for the Company to be required to make payments under the Guaranty Agreements is remote. Accordingly, no contingent liability is recorded in the Company’s consolidated balance sheet for these arrangements.

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

CANTOR FITZGERALD INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following describes the methods the Company uses to estimate the fair value of the Company’s financial assets and liabilities:

Investment in real estate, held for sale — As of December 31, 2025, the Company classified the SF Property as held for sale and measured it at fair value less costs to sell, based on an executed purchase and sale agreement, which is considered a Level 3 input.

Investments in real estate-related assets — The fair value of the Company’s interest in the Station DST was based upon the Station DST Property appraisal, the fair market value of the mortgage loan encumbering the Station DST Property.

Investment in infrastructure fund, at fair value — The Company’s investment in the Data Center is carried at NAV as a practical expedient. The Company estimates the fair value of its investment in infrastructure fund using the Company's share of the NAV as reported by the fund manager of the Data Center. As of December 31, 2025, the fair value was $8,651,872.

Loans payable — The fair value is estimated by discounting the expected cash flows based on estimated borrowing rates available to the Company as of the measurement date. The current period liabilities’ carrying and fair values exclude net deferred financing costs. These financial instruments are valued using Level 2 inputs. As of December 31, 2025 and December 31, 2024, the estimated fair value of the Company’s loans payable was $564,704,349 and $496,227,999, respectively (excluding deferred financing costs). The Company has not elected the fair value option, and as such has accounted for its debt using the amortized cost method.

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

CANTOR FITZGERALD INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Additionally, in conjunction with the Keller Loan, the Company entered into an interest rate cap agreement for a notional amount of $31,277,000. See Note 8 – Loans Payable for further details. The fair value of this interest rate cap is $8,767 and is included with other assets on the consolidated balance sheet as of December 31, 2025.

The table below presents the fair value of the Company’s derivative financial instrument as well as its classification on the consolidated balance sheet as of December 31, 2025 and December 31, 2024:

	Balance Sheet Location	December 31, 2025	December 31, 2024
Derivatives designated as hedging instruments:
Interest rate “pay-fixed” swap	Derivative assets, at fair value	$5,720,505	$8,472,572

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

The changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive loss (“AOCI”) and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the year ended December 31, 2025 and December 31, 2024, an amount of $1,646,662 and $2,162,644 was reclassified into earnings and has been recorded within Interest expense in the accompanying consolidated statement of operations.

As of December 31, 2025 the Company had the following derivatives that were designated as cash flow hedges of interest rate risk:

	December 31, 2025
Interest Rate Derivative	Number of Instruments	Notional Amount
Interest Rate Swaps	1	55,200,000

CANTOR FITZGERALD INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

During the year ended December 31, 2025 and 2024 the Company recorded a loss on derivatives not designated as hedges of $202,227 and $568,149, respectively, within Interest expense in the accompanying consolidated statement of operations.

The following table details the Company’s interest rate derivative not designated as a hedge:

	December 31, 2025
Interest Rate Derivative	Number of Instruments	Notional Amount
Interest Rate Cap	1	$31,277,000

Credit Risk-Related Contingent Features

The agreements the Company has with the Company’s derivative counterparties contain cross-default provisions that could trigger a declaration of default on the Company’s derivative obligations if the Company defaults, or is capable of being declared in default, on certain of the Company’s indebtedness. At December 31, 2025, the Company had not been declared in default on any of its derivative obligations. The estimated fair value of the Company’s derivatives in a net asset position was $5,729,272 at December 31, 2025. The estimated fair value of the Company’s derivatives in a net asset position was $8,683,565 at December 31, 2024.

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

Refer to the Company's consolidated statements of operations for additional information. The following table shows components used by the CODM:

	For the Year Ended December 31,
	2025	2024
Total revenue	$97,855,264	$95,537,590
Non-compensation related operating expenses(1)	$79,151,908	$78,811,836
Interest expense, net	$(28,767,002)	$(27,253,061)
Income from other sources	$1,223,632	$2,784,723

(1) For the year ended December 31, 2025 and December 31, 2024, non-compensation related operating expenses included $35.8 million and $34.5 million, respectively, of depreciation and amortization.

As of both December 31, 2025 and December 31, 2024, the Company had total assets of $1.1 billion. See the Company’s consolidated balance sheets for more information.

The CODM evaluates the operating results and revenue of the Company regardless of geographic location as property and asset management accordingly.

Note 17 – Subsequent Events

Third Amended and Restated Advisory Agreement

On January 1, 2026, the Company, the Operating Partnership, the Advisor, and CFI entered into the Third Amended and Restated Advisory Agreement (the “Third Amended and Restated Advisory Agreement”), to (i) reduce asset management fees, pursuant to which the Company shall pay the Advisor or its affiliates a monthly fee in an amount equal to one-twelfth of 0.75% of the NAV of the Company per annum, and the Operating Partnership shall pay the Advisor or its affiliates a monthly fee in an amount equal to one-twelfth of 0.75% of the NAV of the Operating Partnership attributable to the units of limited partnership interest in the Operating Partnership (excluding any special limited partnership interest in the Operating Partnership) held by unitholders other than the Company per annum, and (ii) eliminate a provision that had limited reimbursement of certain expenses advanced by the Advisor or its affiliates whenever such

CANTOR FITZGERALD INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

reimbursement would reduce the Company’s NAV per share below $25.00. The foregoing description of the Third Amended and Restated Advisory Agreement is a summary only and is qualified in all respects by the provisions of the Third Amended and Restated Advisory Agreement.

Second Amended and Restated Limited Partnership Agreement

On January 1, 2026, the Company and the limited partners of the Operating Partnership entered into the Second Amended and Restated Limited Partnership Agreement of Cantor Fitzgerald Income Trust Operating Partnership, L.P., (the “Second Amended and Restated Operating Partnership”), to reduce an affiliate of the Advisor’s Performance Participation Allocation from 12.5% to 5.0%. The foregoing description of the Second Amended and Restated Operating Partnership is a summary only and is qualified in all respects by the provisions of the Second Amended and Restated Operating Agreement.

Changes to Share Repurchase Program

Effective January 1, 2026, the board of directors of the Company adopted the Fourth Amended and Restated Share Repurchase Program (“Fourth Amended and Restated Share Repurchase Program”). Under the Fourth Amended and Restated Share Repurchase Program, repurchase requests submitted by stockholders whose accounts hold less than $2,500 of the Company’s common stock at the time of such request will be repurchased in full to the extent there are available funds. The remaining repurchase requests will be then repurchased on a pro rata basis. All other terms remain unchanged. The foregoing description of the Fourth Amended and Restated Share Repurchase Program is a summary only and is qualified in all respects by the provisions of the Fourth Amended and Restated Share Repurchase Program.

Unreimbursed Operating Expenses and O&O Costs

Beginning January 1, 2026, the Advisory Agreement discontinued the provision that limited reimbursement of certain expenses advanced by the Advisor or its affiliates when such reimbursement would reduce the Company's NAV per share below $25.00. The Company will continue to adhere to the IPA overall reimbursement guidelines, which cap reimbursable operating expenses at 2.00% of invested assets or 25.00% of net income. In connection with this change, the Advisor has advised that it will waive all unreimbursed operating expenses and O&O Costs incurred through the end of fiscal year 2025 that otherwise may have been eligible for reimbursement.

OP Unit Issuance

Our Operating Partnership is the holder of fair market value purchase options (each an “FMV Option”) for certain Delaware Statutory Trust (“DST”) offerings sponsored by an affiliate of our advisor, which provide us with the right, but not the obligation, to require the DST investors to exchange their interests for OP Units and cash. On February 1, 2026, a total of $74,931,482 of OP Equity was issued for 3,728,218 OP Units in connection with:

i.
the exercise of the FMV Option for 95% of the DST interests in the CF Pearland Multifamily DST in exchange for 916,955 OP Units and a cash payment of $1,734,463; and
ii.
tender offers of OP Units in exchange for DST interests in CF ON3 DST, CF West End Multifamily DST, CF Palms Multifamily DST, CF Kacey Multifamily DST, CF Valencia Life Sciences DST, CF Industry Multifamily DST, and CF WAG Portfolio DST 10.

Since inception, a total of $136,488,085 of OP Equity has been issued, representing 6,761,737 OP Units.

Additional Purchase by CF RE Holdings

Subsequent to December 31, 2025, CF RE Holdings purchased an additional 478,641 of Class I shares in the amount of $9.3 million.

SF Property Sale

Subsequent to December 31, 2025, the Company completed the sale of the SF Property for net proceeds of $5,581,463, resulting in a realized loss of approximately $28,000.

CANTOR FITZGERALD INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fisher Road Property

On February 5, 2026, the Fisher Road Property executed a purchase and sale agreement with Saxum Investment Company, LLC, pursuant to which the property may be sold, subject to certain terms and conditions.

Longmire DST Offering

As of February 28, 2026, the Longmire DST Offering was fully syndicated and completed.

Common Stock Repurchases

Subsequent to December 31, 2025, the Company received and completed 241 eligible repurchase requests for a total of 451,121 shares in the amount of $9,087,516.

Status of the Offerings

As of March 12, 2026, the Company had 11,361,801 shares of its common stock outstanding (consisting of 3,048,010 Class AX Shares, 4,933 Class TX Shares, 1,007,510 Class IX Shares, 1,268,751 Class T Shares, 449,889 Class D Shares, 5,445 Class S Shares, and 5,577,263 Class I Shares) in the Offerings resulting in aggregate net proceeds of $297,622,470 to the Company as payment for such shares.

Distributions

As authorized by the board of directors of the Company, on January 9, 2026, the Company declared the following distributions for each class of the Company’s common stock and Class I and Class T operating partnership units as rounded to the nearest four decimal places (5.00% of NAV per share class on an annual basis):

December Gross Distribution
Class I Shares	0.08378
Class D Shares	0.08013
Class S Shares	0.06950
Class T Shares	0.06950
Class IX Shares	0.08378
Class AX Shares	0.08378
Class TX Shares	0.06705
Class I Operating Partnership Units	0.08374
Class T Operating Partnership Units	0.06948

The net distributions for each class of common stock (which represents the gross distributions described above less any distribution fee for the applicable class of common stock as described in the Company’s applicable prospectus) and Class I and Class T operating partnership units are payable to stockholders of record immediately following the close of business on December 31, 2025 and was paid on or about January 9, 2026. These distributions were paid in cash or reinvested in shares of the Company’s common stock for stockholders participating in the DRP. Some or all of the cash distributions may be paid from sources other than cash flow from operations.

As authorized by the board of directors of the Company, on February 6, 2026, the Company declared the following distributions for each class of the Company’s common stock and Class I and Class T operating partnership units as rounded to the nearest four decimal places (5.00% of NAV per share class on an annual basis):

CANTOR FITZGERALD INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January Gross Distribution
Class I Shares	0.08536
Class D Shares	0.08109
Class S Shares	0.07082
Class T Shares	0.07082
Class IX Shares	0.08536
Class AX Shares	0.08536
Class TX Shares	0.06826
Class I Operating Partnership Units	0.08536
Class T Operating Partnership Units	0.07081

The net distributions for each class of common stock (which represents the gross distributions described above less any distribution fee for the applicable class of common stock as described in the Company’s applicable prospectus) and Class I and T operating partnership units are payable to stockholders of record immediately following the close of business on January 31, 2026 and was paid on or about February 9, 2026. These distributions were paid in cash or reinvested in shares of the Company’s common stock for stockholders participating in the DRP. Some or all of the cash distributions may be paid from sources other than cash flow from operations.

As authorized by the board of directors of the Company, on March 6, 2026, the Company declared the following distributions for each class of the Company’s common stock and Class I and Class T operating partnership units as rounded to the nearest four decimal places (5.00% of NAV per share class on an annual basis):

February Gross Distribution
Class I Shares	0.07710
Class D Shares	0.07323
Class S Shares	0.06391
Class T Shares	0.06391
Class IX Shares	0.07710
Class AX Shares	0.07710
Class TX Shares	0.06159
Class I Operating Partnership Units	0.07710
Class T Operating Partnership Units	0.06390

The net distributions for each class of common stock (which represents the gross distributions described above less any distribution fee for the applicable class of common stock as described in the Company’s applicable prospectus) and Class I and T operating partnership units are payable to stockholders of record immediately prior to the close of business on February 28, 2026 and was paid on or about March 6, 2026. These distributions were paid in cash or reinvested in shares of the Company’s common stock for stockholders participating in the DRP. Some or all of the cash distributions may be paid from sources other than cash flow from operations.

Schedule III - Real Estate and Accumulated Depreciation as of December 31, 2025

				Initial Costs		Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at the Close of Period(1)
Description	Location	Number of Properties	Encumbrances(2)	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Total	Accumulated Depreciation(3)	Acquisition Date
Multifamily Properties:
Keller Property	Carrolton, TX	1	$33,500,000	$7,571,035	$48,070,000	$—	$374,936	$7,571,035	$48,444,936	$56,015,971	$(6,803,327)	February 2021
Summerfield Property	Landover, MD	1	76,575,000	16,119,080	99,779,000	—	1,413,907	16,119,080	101,192,907	117,311,987	(13,177,286)	March 2021
Kacey Property	Kingwood, TX	1	40,640,000	7,800,792	57,841,000	—	433,701	7,800,792	58,274,701	66,075,493	(6,541,318)	November 2021
Industry Property	Columbus, OH	1	43,200,000	5,615,449	59,885,000	—	302,085	5,615,449	60,187,085	65,802,534	(6,631,030)	December 2021
Longmire Property	Conroe, TX	1	—	2,391,048	40,896,000	—	1,463,214	2,391,048	42,359,214	44,750,263	(4,452,759)	April 2022
West End Property	Lenexa, KS	1	29,000,000	1,692,298	65,746,000	—	3,869,377	1,692,298	69,615,377	71,307,675	(6,728,465)	August 2022
Palms Property	Houston, TX	1	20,000,000	6,177,953	41,275,000	—	1,652,711	6,177,953	42,927,711	49,105,664	(4,267,789)	August 2022
Pearland Property	Pearland, TX	1	22,500,000	3,536,337	35,929,000	—	1,253,235	3,536,337	37,182,235	40,718,572	(2,770,096)	June 2023
Total Multifamily Properties		8	265,415,000	50,903,992	449,421,000	—	10,763,166	50,903,992	460,184,166	511,088,158	(51,372,070)
Retail Properties:
GR Property	Grand Rapids, MI	1	—	934,021	5,769,179	—	—	934,021	5,769,179	6,703,200	(1,593,209)	July 2017
Net Lease DST Properties	Various	7	22,495,184	4,989,000	28,512,000	—	—	4,989,000	28,512,000	33,501,000	(5,175,123)	September 2017
WAG Portfolio Properties	Various	8	—	9,756,728	27,109,629	—	—	9,756,728	27,109,629	36,866,358	(926,825)	September 2024
WAG MH Properties	Various	9	32,581,902	13,689,191	30,201,234	—	—	13,689,191	30,201,234	43,890,424	(774,391)	January 2025
Total Retail Properties		25	55,077,086	29,368,940	91,592,042	—	—	29,368,940	91,592,042	120,960,982	(8,469,548)
Office Properties:
FM Property	Fort Mill, SC	1	21,000,000	4,253,467	30,301,872	—	—	4,253,467	30,301,872	34,555,339	(7,978,571)	February 2018
CO Property	Columbus, OH	1	26,550,000	5,807,930	39,086,467	—	—	5,807,930	39,086,467	44,894,397	(9,013,686)	July 2018
De Anza Property	Cupertino, CA	1	—	—	60,178,379	—	—	-	60,178,379	60,178,379	(6,879,366)	July 2021
Valencia Property	Santa Clarita, CA	1	55,200,000	18,826,223	56,593,809	—	—	18,826,223	56,593,809	75,420,032	(6,469,591)	July 2021
ON3 Property	Nutley, NJ	1	66,731,250	7,921,552	108,468,103	—	—	7,921,552	108,468,103	116,389,655	(10,313,741)	April 2022
Total Office Properties		5	169,481,250	36,809,172	294,628,630	—	—	36,809,172	294,628,630	331,437,802	(40,654,955)
Warehouse Properties:
Lewisville Property	Lewisville, TX	1	—	1,714,710	11,514,635	—	—	1,714,710	11,514,635	13,229,345	(2,570,310)	November 2018
Fisher Road Property	Columbus, OH	1	—	4,327,876	50,888,008	—	18,432	4,327,876	50,906,440	55,234,316	(5,003,261)	March 2022
Total Warehouse Properties		2	—	6,042,586	62,402,643	—	18,432	6,042,586	62,421,075	68,463,661	(7,573,571)
Distribution Center Properties:

Buchanan Property	Phoenix, AZ	1	9,600,000	2,528,249	16,700,000	—	—	2,528,249	16,700,000	19,228,249	(2,539,792)	November 2019
Madison Ave Property	Cleveland, OH	1	—	3,107,970	22,945,465	—	—	3,107,970	22,945,465	26,053,435	(2,721,097)	May 2021
Total Distribution Center Properties		2	9,600,000	5,636,219	39,645,465	—	—	5,636,219	39,645,465	45,281,684	(5,260,889)
Land:
Mount Comfort Land	Greenfield, IN	—	—	696,934	—	—	—	696,934	—	696,934	—	October 2022
Total Land		—	—	696,934	—	—	—	696,934	—	696,934	—

Total		42	$499,573,336	$129,457,843	$937,689,779	$—	$10,781,598	$129,457,843	$948,471,378	$1,077,929,221	$(113,331,033)

Note: (1) As of December 31, 2025, the aggregate cost basis for tax purposes was approximately $1 billion.

(2) Encumbrances excludes $101.2 million outstanding on the Company's Credit Facility as of December 31, 2025.

(3) Refer to Note 2 to the Company's consolidated financial statements for details of depreciable lives.

The following table summarizes activity for real estate and accumulated depreciation for the years ended December 31, 2025 and December 31, 2024:

	December 31, 2025	December 31, 2024
Real Estate:
Balance at the beginning of year	$1,043,096,447	$1,004,124,461
Additions during the year:
Land and land improvements	13,645,958	9,799,960
Building and building improvements	32,924,522	29,172,026
Impairment of investment in real estate	(4,825,736)	—
Assets held-for-sale	(6,911,970)	—
Balance at the end of the year	$1,077,929,221	$1,043,096,447

Accumulated Depreciation:
Balance at the beginning of year	$(88,012,426)	$(62,780,887)
Accumulated depreciation	(26,621,365)	(25,231,539)
Assets held-for-sale	1,302,758	—
Balance at the end of the year	$(113,331,033)	$(88,012,426)