Form 10-Q
period 2026-03-31
Cantor Fitzgerald Income Trust, Inc.
filed 2026-05-14
CIK 1666244

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-43220

Cantor Fitzgerald Income Trust, Inc.

(Exact name of Registrant as specified in its Charter)

Maryland	81-1310268
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

110 E. 59th Street, New York, NY	10022
(Address of principal executive offices)	(Zip Code)

(Registrant’s telephone number, including area code) (212) 938-5000

(Former name, former address, and former fiscal year, if changed since last report) Not applicable

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
9.50% Series A Cumulative Redeemable Preferred Stock, par value $0.01 per share	CFTR-PRA	New York Stock Exchange

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

As of May 8, 2026, the registrant had 2,952,148 Class AX shares, 1,004,978 Class IX shares, 4,943 Class TX shares, 5,425,661 Class I shares, 1,245,719 Class T shares, 437,991 Class D shares and 5,457 Class S shares of $0.01 par value common stock outstanding.

CANTOR FITZGERALD INCOME TRUST, INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

CANTOR FITZGERALD INCOME TRUST, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2026	December 31, 2025
Assets
Investment in real estate, net of accumulated depreciation of $114,625,367 and $113,331,033, respectively	$908,837,350	$964,598,188
Cash and cash equivalents	23,479,312	25,386,715
Restricted cash	6,176,753	6,306,855
Investments in real estate-related assets	5,181,920	5,228,709
Investment in real estate, held for sale	50,765,260	5,609,212
Investment in infrastructure fund, at fair value	9,531,627	8,651,872
Intangible assets, net of accumulated amortization of $50,818,153 and $53,669,340 respectively	64,434,776	67,960,996
Operating lease right-of-use asset	16,092,173	16,115,737
Derivative assets, at fair value	5,920,323	5,720,505
Prepaid expenses and other assets	13,668,884	13,177,180
Deferred rent receivable	18,718,199	18,084,678
Total assets	$1,122,806,577	$1,136,840,647
Liabilities and Equity
Liabilities
Loans payable, net of deferred financing costs of $4,887,051 and $5,156,704, respectively	$597,755,954	$595,583,567
Intangible liabilities, net of accumulated amortization of $8,333,516 and 9,862,831, respectively	14,372,996	15,323,482
Operating lease liability	16,092,173	16,115,737
Distributions payable	1,475,097	1,154,031
Restricted reserves	10,202,406	13,231,811
Due to related parties	12,032,106	16,816,455
Deferred revenue	1,810,080	2,040,969
Accrued interest payable	1,931,409	1,912,056
Accounts payable and accrued expenses	2,822,162	4,326,158
Total liabilities	$658,494,383	$666,504,266
Commitments and contingencies (Note 13)
Stockholders' equity
Controlling interest
Preferred stock, $0.01 par value per share, 50,000,000 shares authorized, and 0 issued and outstanding as of each March 31, 2026 and December 31, 2025	—	—
Class AX common stock, $0.01 par value per share, 10,000,000 shares authorized, and 3,016,828 and 3,092,474 issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	30,168	30,925
Class TX common stock, $0.01 par value per share, 5,000,000 shares authorized, and 4,937 and 4,927 issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	49	49
Class IX common stock, $0.01 par value per share, 5,000,000 shares authorized, and 1,005,256 and 1,022,507 issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	10,053	10,225
Class T common stock, $0.01 par value per share, 100,000,000 shares authorized, and 1,260,445 and 1,267,374 issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	12,604	12,674
Class S common stock, $0.01 par value per share, 20,000,000 shares authorized, and 5,449 issued and 5,437 outstanding as of each March 31, 2026 and December 31, 2025, respectively	54	54
Class D common stock, $0.01 par value per share, 60,000,000 shares authorized, and 444,591 issued and 472,659 outstanding as of each March 31, 2026 and December 31, 2025, respectively	4,446	4,727
Class I common stock, $0.01 par value per share, 200,000,000 shares authorized, and 5,535,061 and 5,250,219 issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	55,351	52,502
Additional paid-in capital	300,826,430	311,469,572
Retained earnings/accumulated deficit and cumulative distributions	(147,320,661)	(142,009,065)
Accumulated other comprehensive income/(loss)	1,129,591	474,811
Total controlling interest	154,748,085	170,046,474
Non-controlling interests attributable to consolidated subsidiaries	185,742,020	245,843,330
Non-controlling interests attributable to CFIT OP	123,822,089	54,446,577
Total stockholders' equity	464,312,194	470,336,381
Total liabilities and stockholders' equity	$1,122,806,577	$1,136,840,647

See accompanying notes to consolidated financial statements

CANTOR FITZGERALD INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months
	Ended March 31,
	2026	2025
Revenues:
Rental revenues	$20,141,195	$19,800,120
Other property operating revenues	6,426,891	3,881,243
Total revenues	26,568,086	23,681,363
Operating expenses:
General and administrative expenses	990,882	73,992
Depreciation and amortization	8,739,290	8,930,713
Management fees	1,133,762	1,513,521
Property operating expenses	10,894,349	7,104,186
Total operating expenses	21,758,283	17,622,412
Other income (expense):
Income from investments in real estate-related assets	17,733	24,424
Interest income	168,516	280,733
Unrealized gain from investment in infrastructure fund, at fair value	359,433	—
Loss on extinguishment of debt	—	(333,574)
Loss on disposition of real estate	(228,332)	—
Other income	—	130,000
Other expense	(1,878,941)	—
Interest expense	(7,123,437)	(6,845,731)
Total other income (expense)	(8,685,028)	(6,744,148)
Net income (loss)	$(3,875,225)	$(685,197)
Net income (loss) attributable to non-controlling interests in consolidated subsidiaries	(374,118)	(153,083)
Net income (loss) attributable to non-controlling interests in CFIT OP	(985,082)	(83,578)
Net income (loss) attributable to common stockholders	$(2,516,025)	$(448,536)
Weighted average shares outstanding	11,512,501	12,584,151
Net income (loss) per common share - basic and diluted	$(0.22)	$(0.04)

See accompanying notes to consolidated financial statements

CANTOR FITZGERALD INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	For the Three Months
	Ended March 31,
	2026	2025
Net income (loss)	$(3,875,225)	$(685,197)
Other comprehensive income (loss)
Unrealized gain (loss) on derivative instruments	199,817	(1,425,661)
Comprehensive income (loss)	(3,675,408)	(2,110,858)
Amounts attributable to non-controlling interests in consolidated subsidiaries
Net income (loss)	(374,118)	(153,083)
Unrealized gain (loss) on derivative instruments	(853,026)	(1,283,093)
Comprehensive income (loss) attributable to noncontrolling interests in consolidated subsidiaries	(1,227,144)	(1,436,176)
Amounts attributable to non-controlling interests in CFIT OP
Net income (loss)	(985,082)	(83,578)
Unrealized gain (loss) on derivative instruments	398,063	12,562
Comprehensive income (loss) attributable to noncontrolling interests in CFIT OP	(587,019)	(71,016)
Comprehensive income (loss) attributable to common stockholders	$(1,861,245)	$(603,666)

See accompanying notes to consolidated financial statements

CANTOR FITZGERALD INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

	Controlling Interest
																Retained Earnings/		Non-controlling	Non-controlling
	Common Stock														Additional	Accumulated Deficit and	Accumulated Other	interest attributable to	interest attributable to	Total
	Class AX		Class TX		Class IX		Class I		Class T		Class D		Class S		Paid-In	Cumulative	Comprehensive	consolidated	CFIT OP	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Distributions	Income/(loss)	subsidiaries	unitholders	Equity
Balance as of January 1, 2025	3,534,113	$35,341	6,067	$61	1,129,756	$11,297	5,935,802	$59,358	1,437,326	$14,373	562,589	$5,626	7,099	$71	$341,284,670	$(115,660,304)	$748,843	$240,759,920	$42,534,643	$509,793,899
Common stock issued (transferred)	—	—	—	—	—	—	89,640	897	23,298	234	498	4	—	—	2,343,288	—	—	—	—	2,344,423
Common stock repurchased	(213,921)	(2,139)	—	—	(11,261)	(112)	(164,475)	(1,645)	(49,894)	(499)	(10,725)	(107)	(1,759)	(17)	(9,264,454)	—	—	—	—	(9,268,973)
Distribution reinvestment	22,803	228	50	1	7,528	75	28,849	288	7,248	72	2,578	26	39	—	1,413,240	—	—	—	—	1,413,930
Offering costs, commissions and fees	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(90,762)	—	—	—	—	(90,762)
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(448,536)	—	(153,083)	(83,578)	(685,197)
Distributions declared on common stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(4,754,048)	—	—	—	(4,754,048)
Designated derivatives, fair value adjustments	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(155,129)	(1,283,094)	12,562	(1,425,661)
Acquired or syndicated ownership interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	291,505	—	—	—	—	291,505
Non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(3,040,672)	16,124,011	13,083,339
Balance as of March 31, 2025	3,342,995	33,430	6,117	62	1,126,023	11,260	5,889,816	58,898	1,417,978	14,180	554,940	5,549	5,379	54	335,977,487	(120,862,888)	593,714	236,283,071	58,587,638	510,702,455

	Controlling Interest
																Retained Earnings/		Non-controlling	Non-controlling
	Common Stock														Additional	Accumulated Deficit and	Accumulated Other	interest attributable to	interest attributable to	Total
	Class AX		Class TX		Class IX		Class I		Class T		Class D		Class S		Paid-In	Cumulative	Comprehensive	consolidated	CFIT OP	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Distributions	Income/(loss)	subsidiaries	unitholders	Equity
Balance as of January 1, 2026	3,092,474	30,925	4,927	49	1,022,507	10,225	5,250,219	52,502	1,267,374	12,674	472,659	4,727	5,437	54	311,469,572	(142,009,065)	474,811	245,843,330	54,446,577	470,336,381
Common stock issued (transferred)	—	—	—	—	—	—	605,807	6,059	59,331	592	2,317	23	—	—	13,088,278	—	—	—	—	13,094,952
Common stock repurchased	(88,790)	(888)	—	—	(23,220)	(232)	(340,912)	(3,409)	(69,643)	(696)	(31,768)	(318)	—	—	(11,165,705)	—	—	—	—	(11,171,248)
Distribution reinvestment	13,144	131	10	—	5,969	60	19,947	199	3,383	34	1,383	14	12	—	872,705	—	—	—	—	873,143
Offering costs, commissions and fees	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(74,641)	—	—	—	—	(74,641)
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,516,025)	—	(374,118)	(985,082)	(3,875,225)
Distributions declared on common stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,795,571)	—	—	—	(2,795,571)
Designated derivatives, fair value adjustments	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	654,780	(853,026)	398,063	199,817
Acquired ownership interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(13,363,779)	—	—	—	—	(13,363,779)
Non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(58,874,166)	69,962,531	11,088,365
Balance as of March 31, 2026	3,016,828	30,168	4,937	49	1,005,256	10,053	5,535,061	55,351	1,260,445	12,604	444,591	4,446	5,449	54	$300,826,430	$(147,320,661)	$1,129,591	$185,742,020	$123,822,089	$464,312,194

See accompanying notes to consolidated financial statements

CANTOR FITZGERALD INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months
	Ended March 31,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$(3,875,225)	$(685,197)
Adjustments to reconcile net income (loss) to net cash (used in)/provided by operating activities:
Depreciation and amortization	9,008,943	9,218,501
(Gain) from investments in real estate-related assets	(17,733)	(24,424)
Amortization of above-market lease intangibles	54,897	54,860
Amortization of below-market lease intangibles	(455,063)	(489,003)
Loss on extinguishment of debt	—	333,574
Loss on disposition of real estate	228,332	—
Unrealized (gain) from investment in infrastructure fund	(359,433)	—
Changes in assets and liabilities:
Proceeds from investments in real estate-related assets	64,522	103,236
(Increase) in deferred rent receivable	(633,521)	(410,388)
(Increase) in prepaid expenses and other assets	(491,704)	(1,905,077)
(Decrease)/increase in due to related parties	(4,784,349)	4,451,484
(Decrease) in deferred revenue	(230,889)	(188,511)
(Decrease) in restricted reserves	(3,029,405)	(4,046,645)
(Decrease)/increase in accounts payable and accrued expenses	(1,503,996)	2,084,509
Increase in accrued interest payable	19,353	155,512
Net cash (used in)/provided by operating activities	(6,005,271)	8,652,431
Cash flows from investing activities:
Acquisition of real estate	(1,734,463)	(260,000)
Capital improvements to real estate	(767,812)	(629,135)
Purchase of interest in infrastructure fund	(520,322)	(5,451,758)
Proceeds from disposition of real estate	3,912,434	—
Net cash provided by/(used in) by investing activities	889,837	(6,340,893)
Cash flows from financing activities:
Borrowings under credit facility	4,500,000	27,500,000
Paydowns under credit facility	(2,597,266)	—
Repayment of mortgage loan	—	(26,969,268)
Proceeds from issuance of common stock, net	13,020,311	2,253,661
Distributions	(1,900,279)	(3,358,685)
Payments for redemptions of common stock	(11,171,248)	(9,268,973)
Distributions to and redemptions of non-controlling interests	(7,505,999)	(4,228,272)
Syndicated ownership interest	8,732,410	291,505
Payment of deferred financing costs	—	(336,916)
Net cash provided by/(used in) financing activities	3,077,929	(14,116,948)
Net (decrease) in cash and cash equivalents and restricted cash	(2,037,505)	(11,805,410)
Cash and cash equivalents and restricted cash, at beginning of period	31,693,570	44,665,423
Cash and cash equivalents and restricted cash, at end of period	$29,656,065	$32,860,013
Reconciliation of cash and cash equivalents and restricted cash
Cash and cash equivalents	$23,479,312	$23,261,777
Restricted cash	6,176,753	9,598,236
Total cash and cash equivalents and restricted cash	$29,656,065	$32,860,013
Supplemental disclosure of cash flow information:
Cash paid for interest	$6,841,943	$6,396,265
Non-cash investing and financing activities:
Distribution reinvestment	$873,143	$1,413,930
Distributions payable	$1,475,097	$1,627,160
Acquisition of real estate	$—	$(50,000,000)
Assumption of loans payable in conjunction with acquisition of real estate	$—	$32,581,902
Acquired non-controlling interests in consolidated subsidiaries	$(74,970,355)	$—
Issuance of OP units for acquired real estate interests	$74,970,355	$17,418,098

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

On February 2, 2016, the Company was capitalized with a $200,001 investment by the Company’s sponsor, Cantor Fitzgerald Investors, LLC (“CFI”) through the purchase of 8,180 Class A shares. In addition, a wholly owned subsidiary of CFI, Cantor Fitzgerald Income Trust OP Holdings, LLC, (the “Special Unit Holder”), has invested $1,000 in the Operating Partnership and has been issued a special class of limited partnership units (“Special Units”), which is recorded as a non-controlling interest on the consolidated balance sheet as of March 31, 2026.

The Company is conducting a continuous public offering of shares of common stock pursuant to Rule 415 of the Securities Act of 1933, as amended (the "Securities Act"). On March 23, 2017, the Company launched its initial public offering (the “Initial Offering”) of up to $1.25 billion in shares of common stock, consisting of up to $1.0 billion in shares in the Company’s primary offering (“Primary Offering”) and up to $250 million in shares pursuant to its distribution reinvestment plan (the “DRP”). On May 18, 2017, the Company satisfied the minimum offering requirement as a result of CFI’s purchase of $2.0 million in Class I shares (the “Minimum Offering Requirement”). The Company terminated the Primary Offering effective July 31, 2020, but is continuing to offer up to $50.0 million of common stock pursuant to the DRP pursuant to a Registration Statement on Form S-3. On August 10, 2020, the Company launched its second public offering (the “Follow-On Offering”) of up to $1.25 billion in shares of common stock, consisting of up to $1.0 billion in the primary offering and $250 million in shares pursuant to the DRP. On February 7, 2024, the Follow-On Offering terminated, and the Company launched its third public offering (the “Third Offering”) of up to $1.25 billion in shares of common stock, consisting of up to $1.0 billion in the primary offering and $250 million in shares pursuant to the DRP. The Company intends to continue selling shares in the Third Offering on a monthly basis. (Refer to Note 9 – Stockholders’ Equity).

In addition to the Company’s continuous public offering of shares of common stock, on April 8, 2026, the Company closed on an underwritten public offering of 800,000 shares of Series A Preferred Stock. See Note 17 – Subsequent Events for further information.

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

As of March 31, 2026, the Company owned the following investments:

•
A retail property located in Grand Rapids, Michigan (the “GR Property”).
•
An office property located in Fort Mill, South Carolina (the “FM Property”).
•
An office property located in Columbus, Ohio (the “CO Property”).
•
A flex industrial property located in Lewisville, TX (the “Lewisville Property”).
•
A controlling interest of 16.70% in a Delaware Statutory Trust, CF Net Lease Portfolio IV DST (the "Net Lease DST"), which owns seven properties (individually, a "Net Lease DST Property" and collectively the "Net Lease DST Properties").
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
•
A controlling interest of 100% in a Delaware Statutory Trust, CF Summerfield Multifamily DST (the “Summerfield DST”), which owns a multifamily residential property located in Landover, MD (the “Summerfield Property”).
•
An industrial property located in Cleveland, OH (the “Madison Ave Property”).
•
A controlling interest of 27.45% in a Delaware Statutory Trust, (the “Valencia DST”), which owns a life sciences laboratory and research office property located in Valencia, California (the “Valencia Property”).
•
An office property located in Cupertino, CA (the “De Anza Property”).
•
A controlling interest of 14.90% in a Delaware Statutory Trust, CF Kacey Multifamily DST (the “Kacey DST”), which owns a multifamily residential property located in Kingwood, Texas (the “Kacey Property”).
•
A controlling interest of 21.20% in a Delaware Statutory Trust, CF Industry Multifamily DST (the “Industry DST”), which owns a multifamily residential property located in Columbus, OH (the “Industry Property”).
•
An industrial dry/cold storage facility located in Columbus, OH (the “Fisher Road Property”).
•
A controlling interest in a Delaware Statutory Trust, CF Landings Multifamily DST (the "Longmire DST"), located in Conroe, TX (the “Longmire Property”).
•
A controlling interest of 37.17% in a Delaware Statutory Trust, (the “ON3 DST”), which owns an office located in Nutley, NJ (the “ON3 Property”).
•
A controlling interest of 66.94% in a Delaware Statutory Trust, CF West End Multifamily DST (the "West End DST"), which owns a multifamily residential property located in Lenexa, KS (the "West End Property").
•
A controlling interest of 22.58% in a Delaware Statutory Trust, CF Palms Multifamily DST (the "Palms DST"), which owns a multifamily residential property located in Houston, TX (the "Palms Property").
•
An acre of land located in Greenfield, IN (the "Mount Comfort Land").
•
A controlling interest of 100% in a Delaware Statutory Trust, CF Pearland Multifamily DST (the "Pearland DST"), which owns a multifamily residential property located in Pearland, TX (the "Pearland Property").
•
A controlling interest of 100% in a Delaware Statutory Trust, CF WAG Portfolio DST (the "WAG Portfolio DST"), which owns eight properties (individually, a "WAG Portfolio Property" and collectively the "WAG Portfolio Properties").
•
A controlling interest of 100% in CF WAG MH (the "WAG MH"), which owns nine properties (individually, a "WAG MH Property" and collectively the "WAG MH Properties").
•
An investment commitment of $10,000,000 in Digital Bridge AI Infrastructure A, LP, a $500 million investment vehicle with commitments to four data center businesses across the U.S., Canada, and EMEA (the "Data Center"). As of March 31, 2026, $8,699,629 has been called for and funded to the investment in the Data Center.

The Company is externally managed by Cantor Fitzgerald Income Advisors, LLC, (the “Advisor”), a Delaware limited liability company and wholly owned subsidiary of CFI. CFI is a wholly owned subsidiary of CFIM Holdings, LLC, which is a wholly owned subsidiary of Cantor Fitzgerald, L.P. (“CFLP”).

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The unaudited consolidated financial statements are presented in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments and eliminations, consisting only of normal recurring adjustments necessary for a fair presentation in conformity with U.S. GAAP.

Reclassification

As of March 31, 2026, the Company revised the presentation of noncontrolling interests to separately present noncontrolling interests attributable to consolidated subsidiaries and OP unitholders. Prior-period amounts have been reclassified to conform to the current-period presentation. These reclassifications had no impact on the Company's consolidated financial results.

Use of Estimates

The preparation of the unaudited consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the balance sheet. Management believes that the estimates utilized in preparing the unaudited consolidated financial statements are reasonable. As such, actual results could differ from those estimates.

Principles of Consolidation

The unaudited consolidated financial statements include the accounts of the Company, the Operating Partnership and any single member limited liability companies or other entities which are consolidated in accordance with U.S. GAAP. The Company consolidates variable interest entities (“VIEs”) where it is the primary beneficiary and voting interest entities which are generally majority owned or otherwise controlled by the Company. All intercompany balances are eliminated in consolidation.

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

The Company evaluates all of its investments in real estate-related assets to determine if they are VIEs utilizing judgments and estimates that are inherently subjective. If different judgments or estimates were used for these evaluations, it could result in differing conclusions as to whether or not an entity is a VIE and whether or not to consolidate such entity. As of March 31, 2026 and December 31, 2025, the Company concluded that it had investments in VIEs. Refer to Note 11 — Variable Interest Entities for additional information.

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

Current Expected Credit Losses (“CECL”)

In accordance with the guidance in ASC Topic 326, Financial Instruments–Credit Losses ("ASC 326"), the Company presents its financial assets that are measured at amortized cost, net of an allowance for credit losses, which represents the amount expected to be collected over their estimated life. Expected credit losses for newly recognized financial assets carried at amortized cost, as well as changes to expected lifetime credit losses during the period, are recognized in earnings. The CECL methodology’s impact on expected credit losses, among other things, reflects the Company’s view of the current state of the economy, forecasted macroeconomic conditions and the Company’s portfolios. As of March 31, 2026 and December 31, 2025, credit losses were de minimis.

Deferred Rent Receivable

Deferred rent receivable represents rent earned in excess of rent received as a result of straight-lining rents over the terms of the leases in accordance with ASC Topic 842, Leases. This balance also includes lease incentive fees which are recognized evenly over the lease term under ASC 842.

As of March 31, 2026, Deferred rent receivable was $18,718,199, of which $5,460,558 relates to lease incentive fees. As of December 31, 2025, Deferred rent receivable was $18,084,678, of which $5,638,364 relates to lease incentive fees.

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

The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate assets may not be recoverable. Impairment indicators that the Company considers include, but are not limited to, bankruptcy or other credit concerns of a property’s major tenant, such as a history of late payments, rental concessions and other factors, a significant decrease in a property’s revenues due to lease terminations, vacancies, co-tenancy clauses, reduced lease rates or other circumstances. When indicators of potential impairment are present, the Company assesses the recoverability based on estimated future cash flows, which incorporate significant assumptions related to projected rental rates, including expectations about market rents, tenant renewals, re‑leasing activity, property capitalization rates, and occupancy levels. If the carrying amount exceeds the undiscounted cash flows, the Company estimates the asset’s fair value using discounted cash flow analysis and market‑based valuation techniques. In the event that such expected undiscounted future cash flows do not exceed the carrying amount, the Company will adjust the real estate assets to their respective fair values and recognize an impairment loss. Generally, fair value is determined using a discounted cash flow analysis and recent comparable sales transactions. As of March 31, 2026, the Company reclassified the Fisher Road Property to Investment in Real Estate, Held for Sale. No impairment losses were identified as of March 31, 2026. As of December 31, 2025, the Company recognized an impairment loss on the SF Property (as defined below).

Investments in Real Estate, Held for Sale

The Company classifies a real estate investment as held for sale when management has committed to a plan to sell the asset, the sale is considered probable and expected to be completed within one year, and this probability is supported by factors such as an executed purchase agreement, non-refundable buyer deposit, and limited remaining contingencies. Upon classification, the asset is measured at the lower of its carrying value or fair value less estimated costs to sell, and depreciation ceases. If the fair value less costs to sell is lower than the carrying amount, an impairment loss is recognized in the period it is identified.

As of March 31, 2026, the Company classified the Fisher Road Property as held for sale following the execution of a purchase and sale agreement. The carrying value of the Fisher Road Property is $50,765,260. As of December 31, 2025, the Company classified the SF Property as held for sale following the execution of a purchase and sale agreement. The carrying value of the SF Property was $5,609,212, which was net of impairment loss of $4,825,736. Refer to Note 3 – Investment in Real Estate for additional information.

Investments in Real Estate-Related Assets

Unconsolidated Equity Method Investments

The Company performs consolidation analyses in accordance with ASC Topic 810, Consolidation, as described in the “Variable Interest Entities” section of this Note 2. The Company has determined, as a result of its analysis, that it is not the primary beneficiary of its investment in the Station DST, and therefore has not consolidated the entity. The Company is able to exercise significant influence over this investee. The Company has accounted for its investment in the Station DST, which is controlled and managed by CFI, under the equity method of accounting, and included within Investments in real estate-related assets on the Company’s consolidated balance sheet. Under the equity method, the investment is adjusted each period for capital contributions and distributions and the Company's share of the entity’s net income (loss). Capital contributions, distributions and net income (loss) of such entity are recorded in accordance with the terms of the governing documents. An allocation of net income (loss) may differ from the stated ownership percentage interest in such entity as a result of preferred returns and allocation formulas, if any, as described in such governing documents. Investments in real estate-related assets are reviewed for impairment based on projected cash flows from the underlying investment. If an impairment is identified, the carrying value of the investment will be reduced to the anticipated recoverable amount. As of March 31, 2026 and December 31, 2025, no impairment has been identified.

Investment in Infrastructure Fund, at Fair Value

During the three months ended March 31, 2026 and March 31, 2025, the Company made an investment in an infrastructure fund which the Company carries at fair value using the net asset value (“NAV”) as a practical expedient. Any unrealized gains and losses are reflected in the consolidated statements of operations.

Deferred Financing Costs

Costs incurred in connection with obtaining financing are capitalized and amortized over the term of the related loan on a straight-line basis, which approximates the effective interest method. The carrying value of the deferred financing costs as of March 31, 2026 and December 31, 2025 was $4,887,051 and $5,156,704, respectively, which is net of accumulated amortization of $4,852,309 and $4,582,656, respectively, and recorded as an offset to the related debt. For the three months ended March 31, 2026 and March 31, 2025, amortization of deferred financing costs was $269,653 and $287,789, respectively, and is included in Interest expense on the accompanying consolidated statements of operations.

Revenue Recognition

Rental revenue is recognized on a straight-line basis over the life of the respective leases.

Other Property Operating Revenues

Other property operating revenues include tenant reimbursement income and revenues received from tenants to cover utilities and other amenities. The tenant reimbursement income is derived from certain property operating expenses, including real estate taxes and insurance, among others, which are paid by the Company and are reimbursed by the tenants of the Company’s properties pursuant to the terms of the respective leases. These reimbursements and other revenues received from tenants are reflected as

Other property operating revenues in the accompanying consolidated statements of operations, which, for the three months ended March 31, 2026 and March 31, 2025 was $6,426,891 and $3,881,243, respectively.

Property Operating Expenses

Certain property operating expenses, including real estate taxes and insurance, among others, are paid by the Company and may be reimbursed by the tenants of the Company’s properties pursuant to the terms of the respective leases. These expenses incurred are reflected as Property operating expenses in the accompanying consolidated statements of operations, which for the three months ended March 31, 2026 and March 31, 2025 was $10,894,349 and $7,104,186, respectively.

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

Deferred Revenue

Deferred revenue represents unearned rent received in advance from tenants at certain of the Company’s properties, which as of March 31, 2026 and December 31, 2025 were $1,810,080 and $2,040,969, respectively.

Distributions Payable

Distributions payable is comprised of amounts of distributions declared by the Company but not yet paid and accrued distributions relating to the Performance Participation Allocation (as defined below in Note 9 – Stockholder’s Equity).

As of March 31, 2026 and December 31, 2025 the aggregate total amount of distribution payable reported by the Company were $1,475,097 and $1,154,031, respectively.

Restricted Reserves

Restricted reserves are comprised of amounts received from tenants at certain of the Company’s properties for recoverable property operating expenses to be paid by the Company on behalf of the tenants, pursuant to the terms of the respective lease arrangements, which as of March 31, 2026 and December 31, 2025 were $10,202,406 and $13,231,811, respectively.

Due to Related Parties

Due to related parties is comprised of amounts contractually owed by the Company for various services provided to the Company from related parties, which as of March 31, 2026 and December 31, 2025 were $12,032,106 and $16,816,455, respectively (See Note 10 – Related Party Transactions).

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

As of March 31, 2026 and December 31, 2025, the Advisor has advised that it will waive all unreimbursed O&O Costs incurred through the end of fiscal year 2025 that otherwise may have been eligible for reimbursement. As of March 31, 2026 and December 31, 2025, the Company satisfied its obligation to reimburse the Advisor for O&O Costs. As of March 31, 2026, organizational costs of $90,675 were expensed and offering costs of $4,352,189 were charged to stockholders’ equity. As of December 31, 2025, organizational costs of $90,675, were expensed and offering costs of $4,327,191, were charged to stockholders’ equity. As of both March 31, 2026 and December 31, 2025, the Company has made reimbursement payments of $4,068,777 to the Advisor, and $349,087 was payable to the Advisor for O&O Costs and included within Due to related parties on the consolidated balance sheet.

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

Earnings Per Share

Basic net income (loss) per share of common stock is determined by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is determined by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period, including common stock equivalents. As of March 31, 2026 and December 31, 2025, there were no material common stock equivalents that would have a dilutive effect on net income (loss) per share for common stockholders. All classes of common stock are allocated net income (loss) at the same rate per share.

For the three months ended March 31, 2026 and March 31, 2025, basic and diluted net loss per share was $0.22 and $0.04, respectively.

Recently Adopted Accounting Pronouncement

In November 2023, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The guidance was issued in response to requests from investors for companies to disclose more information about their financial performance at the segment level. The ASU does not change how a public entity identifies its operating segments, aggregates them or applies the quantitative thresholds to determine its reportable segments. The standard requires a public entity to disclose significant segment expenses and other segment items on an annual and interim basis, and to provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that were previously required annually. Public entities with a single reportable segment are required to provide the new disclosures and all the disclosures currently required under ASC 280. The Company adopted the standard on the required effective date for the Company’s financial statements issued for the annual reporting periods beginning on January 1, 2024 and applies the guidance for the interim periods beginning on January 1, 2025. Refer to Note 16 – Segment Information. The adoption of this guidance did not have an impact on the Company’s unaudited consolidated financial statements.

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

Note 3 – Investment in Real Estate

Investment in real estate, net consisted of the following as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
Building and building improvements	$898,332,751	$948,471,379
Land	125,129,966	129,457,842
Total	1,023,462,717	1,077,929,221
Accumulated depreciation	(114,625,367)	(113,331,033)
Investment in real estate, net	$908,837,350	$964,598,188

As of March 31, 2026, the Company classified the Fisher Road Property as held for sale following the execution of a purchase and sale agreement. The carrying value of the Fisher Road Property is $50,765,260. As of December 31, 2025, the Company classified the Battery Street property (the "SF Property") as held for sale following the execution of a purchase and sale agreement. The carrying value of the SF Property was $5,609,212, which was net of impairment loss of $4,825,736. On January 23, 2026, the Company sold its investment in the SF Property which resulted in a realized loss of $228,332. See Note 17 – Subsequent Events for information regarding the disposition of Fisher Road Property.

As of March 31, 2026, the Company owned interests in 42 real properties and a plot of land as described below:

Portfolio	Ownership Percentage	Location	Number of Properties	Square Feet/ Acre	Remaining Lease Term(1)	Acquisition Date	Purchase Price(2)
Walgreens Grand Rapids ("GR Property")	100%	Grand Rapids, MI	1	14,552	11.3 years	July 2017	$7,936,508
CF Net Lease Portfolio IV DST ("Net Lease DST Properties")	16.70%	Various	7	103,537	10.7 years	September 2017	$35,706,642
Daimler Trucks North America Office Building ("FM Property")	100%	Fort Mill, SC	1	150,164	2.8 years	February 2018	$40,000,000
Alliance Data Systems Office Building ("CO Property")	100%	Columbus, OH	1	241,493	6.5 years	July 2018	$46,950,000
Hoya Optical Labs of America ("Lewisville Property")	100%	Lewisville, TX	1	89,473	2.3 years	November 2018	$14,120,000
Martin Brower Industrial Buildings ("Buchanan Property")	100%	Phoenix, AZ	1	93,302	6.0 years	November 2019	$17,300,000
Multifamily Residential Property ("Keller Property")	5%	Carrolton, TX	1	255,627	multiple(3)	February 2021	$56,500,000
Multifamily Residential Property ("Summerfield Property")	100%	Landover, MD	1	452,876	multiple(3)	March 2021	$115,500,000
Amazon Last Mile Cleveland ("Madison Ave Property")	100%	Cleveland, OH	1	168,750	5.0 years	May 2021	$30,800,000
Valencia California ("Valencia Property")	27.45%	Santa Clarita, CA	1	180,415	9.8 years	July 2021	$92,000,000

De Anza Plaza Office Buildings ("De Anza Property")	100%	Cupertino, CA	1	83,959	5.3 years	July 2021	$63,750,000
Multifamily Residential Property ("Kacey Property")	14.90%	Kingwood, TX	1	296,991	multiple(3)	November 2021	$67,000,000
Multifamily Residential Property ("Industry Property")	21.20%	Columbus, OH	1	187,678	multiple(3)	December 2021	$81,000,000
Mars Petcare Dry/Cold Storage Facility ("Fisher Road Property")	100%	Columbus, OH	1	465,256	6.2 years	March 2022	$58,000,000
Multifamily Residential Property ("Longmire Property")	—%	Conroe, TX	1	231,720	multiple(3)	April 2022	$43,400,000
Office Tower ("ON3 Property")	37.17%	Nutley, NJ	1	332,818	12.8 years	April 2022	$131,667,000
Multifamily Residential Property ("West End Property")	66.94%	Lenexa, KS	1	299,813	multiple(3)	August 2022	$69,375,000
Multifamily Residential Property ("Palms Property")	22.58%	Houston, TX	1	222,672	multiple(3)	August 2022	$48,000,000
Land ("Mount Comfort Land")	100%	Greenfield, IN	0	1 - acre	10.0 years	October 2022	$445,000
Multifamily Residential Property ("Pearland Property")	100%	Pearland, TX	1	219,624	multiple(3)	June 2023	$40,500,000
CF WAG Portfolio DST ("WAG Portfolio Properties")	100%	Various	8	118,339	10.7 years	September 2024	$42,000,000
WAG MH Property ("WAG MH Properties")	100%	Various	9	139,305	10.7 years	January 2025	$50,130,000

(1) Reflects number of years remaining until the tenant’s first termination option.

(2) Reflects the contract purchase price at 100% ownership as opposed to adjusted for current ownership percentage as applicable.

(3) Indicates individual tenant leases (with a 1-year average lease term) for the multifamily residential properties.

Note 4 – Intangibles

The amortization of acquired above-market and/or below-market leases is recorded as an adjustment to Rental revenue on the consolidated statements of operations. For the three months ended March 31, 2026 and March 31, 2025, the net amount of such amortization was included as an increase to rental income of $400,166 and $434,143, respectively.

The amortization of in-place leases is recorded as an adjustment to Depreciation and amortization expense on the consolidated statements of operations. For the three months ended March 31, 2026 and March 31, 2025, the net amount of such amortization was $1,969,415 and $2,018,698, respectively.

The amortization of tax abatement on property improvements is recorded as an adjustment to Depreciation and amortization expense on the consolidated statements of operations. For both the three months ended March 31, 2026 and March 31, 2025, the net amount of such amortization was $261,429.

As of March 31, 2026 and December 31, 2025, the gross carrying amount and accumulated amortization of the Company’s intangible assets consisted of the following:

	March 31, 2026	December 31, 2025
Intangible assets:
In-place lease intangibles	$98,218,837	$104,596,244
Above-market lease intangibles	2,394,092	2,394,092
Tax abatement on property improvements intangibles	14,640,000	14,640,000
Total intangible assets	115,252,929	121,630,336
Accumulated amortization:
In-place lease amortization	(45,178,509)	(48,346,022)
Above-market lease amortization	(1,108,215)	(1,053,318)
Tax abatement on property improvements amortization	(4,531,429)	(4,270,000)
Total accumulated amortization	(50,818,153)	(53,669,340)
Intangible assets, net	$64,434,776	$67,960,996

The estimated future amortization on the Company’s intangible assets for each of the next five years and thereafter as of March 31, 2026 is as follows:

Year	In-place Lease Intangibles	Above-market Lease Intangibles	Tax Abatement on Property Improvements	Total
2026 (remaining)	4,643,502	164,692	784,286	5,592,480
2027	5,849,024	219,589	1,045,714	7,114,327
2028	5,789,051	219,589	1,045,714	7,054,354
2029	5,249,562	219,589	1,045,714	6,514,865
2030	5,249,562	219,589	1,045,714	6,514,865
Thereafter	26,259,627	242,829	5,141,429	31,643,885
	$53,040,328	$1,285,877	$10,108,571	$64,434,776

As of March 31, 2026 and December 31, 2025, the gross carrying amount and accumulated amortization of the Company’s Intangible liabilities consisted of the following:

	March 31, 2026	December 31, 2025
Intangible liabilities:
Below-market lease intangibles	$22,706,512	$25,186,313
Accumulated amortization:
Below-market lease amortization	(8,333,516)	(9,862,831)
Intangible liabilities, net	$14,372,996	$15,323,482

The estimated future amortization on the Company’s intangible liabilities for each of the next five years and thereafter as of March 31, 2026 is as follows:

Year	Below-market Lease Intangibles
2026 (remaining)	1,090,527
2027	1,407,303
2028	1,380,785
2029	1,358,346
2030	1,358,346
Thereafter	7,777,689
$14,372,996

Note 5 – Five Year Minimum Rental Payments

The estimated future minimum rents the Company expects to receive for the GR Property, FM Property, CO Property, Lewisville Property, the Net Lease DST Properties, Buchanan Property, Madison Ave Property, Valencia Property, De Anza Property, Fisher Road Property, ON3 Property, Mount Comfort Land, WAG Portfolio Properties, and WAG MH Properties for each of the next five years and thereafter through the end of the primary term as of March 31, 2026 is as follows:

Year	GR Property	FM Property	CO Property	Lewisville Property	Net Lease DST Properties	Buchanan Property	Madison Ave Property	Valencia Property	DeAnza Property	Fisher Road Property	ON3 Property	Mount Comfort Land	WAG Portfolio Properties	WAG MH Properties	Total
2026 (remaining)	375,000	2,119,565	2,547,531	728,785	1,738,924	809,362	1,178,679	3,707,560	3,180,397	2,324,341	4,980,481	37,879	2,058,995	2,518,649	28,306,148
2027	500,000	2,883,149	3,428,990	971,713	2,421,044	1,079,150	1,610,862	5,091,716	4,349,700	4,282,294	6,773,455	51,314	2,866,667	3,506,628	39,816,682
2028	500,000	2,940,211	3,465,681	500,432	2,421,044	1,121,781	1,651,133	5,244,468	4,480,191	5,207,378	6,908,924	52,212	2,866,667	3,506,628	40,866,750
2029	500,000	—	3,502,763	—	2,421,044	1,125,657	1,692,411	5,401,802	4,614,596	5,363,599	7,047,102	53,126	2,866,667	3,506,628	38,095,395
2030	500,000	—	3,540,243	—	2,421,044	1,125,657	1,734,722	5,563,856	4,715,788	5,524,507	7,188,044	54,056	2,866,667	3,506,628	38,741,212
Thereafter	3,291,667	—	6,241,988	—	14,929,771	1,407,071	444,522	30,425,444	2,791,269	8,090,304	62,928,656	284,804	17,677,779	21,624,205	170,137,480
Total	$5,666,667	$7,942,925	$22,727,196	$2,200,930	$26,352,871	$6,668,678	$8,312,329	$55,434,846	$24,131,941	$30,792,423	$95,826,662	$533,391	$31,203,442	$38,169,366	$355,963,667

Note: Multifamily properties have been excluded as the typical lease has a 1-year average lease term.

Note 6 – Investments in Real Estate-Related Assets

Station DST Interests

On November 25, 2020, the Company acquired, through the Operating Partnership, beneficial interests (the “Station Interests”) in the Station DST, for a purchase price of $7.6 million. The Station Interests were acquired in a private placement offering managed by an affiliate of CFI. The Station Interests held represent 15% of the Station DST.

On October 29, 2020, the Station DST acquired the fee simple interest in a 444-unit apartment community located in Irving, Texas (the “Station DST Property”), for a total purchase price of $106 million. The purchase price was comprised of $47.1 million in equity and $58.9 million in proceeds from a mortgage loan. At March 31, 2026, the Station DST Property is 91.89% occupied.

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

The results of operations for the Company’s investments in real estate-related assets for the three months ended March 31, 2026 and March 31, 2025 are summarized below:

	For the Three Months Ended March 31,
Station DST	2026	2025
Revenues	$1,851,077	$1,948,347
Operating expenses	(1,323,864)	(1,376,562)
Other expenses, net	(408,990)	(408,959)
Net income	$118,223	$162,826
Net income attributable to the Company(1)	$17,733	$24,424

(1) Represents the Company’s allocable share of net income based on the Company’s ownership interest in the underlying investment in real estate-related assets and is included within Income from investments in real-estate related assets on the Company’s unaudited consolidated statements of operations.

Note 7 - Investment in Infrastructure Fund, at Fair Value

On December 20, 2024, the Company, through the Operating Partnership, made a commitment of $10 million to invest in Digital Bridge AI Infrastructure A, LP, a $500 million investment vehicle with commitments to four data center businesses across the U.S., Canada, and EMEA. As of March 31, 2026, $8,699,629 has been called for and funded to the investment in the Data Center. As of December 31, 2025, $8,179,307 had been called for and funded to the investment.

For the three months ended March 31, 2026, the Company recognized an unrealized gain of $359,433 on its investment in the Data Center which has been recorded in Unrealized gain from investment in infrastructure fund, at fair value in the Company's unaudited consolidated statements of operations. For the three months ended March 31, 2025, the Company did not recognize any unrealized gain or loss on its investment in the Data Center.

Note 8 – Loans Payable

On February 1, 2018, in connection with the purchase of the FM Property (refer to Note 3 — Investment in Real Estate), the FM Property SPE entered into a loan agreement (the “FM Loan”) with UBS AG with an outstanding principal amount of $21,000,000. The FM Loan provides for monthly interest payments and bears interest at an initial fixed rate of 4.43% per annum through the anticipated repayment date, February 6, 2028 (the “FM Anticipated Repayment Date”), and thereafter at revised rate of 3.00% per annum plus the greater of the initial interest rate or the 10 year swap yield as of the first business day after the FM Anticipated Repayment Date. As of March 31, 2026, the Company was in compliance with the FM Loan covenants.

On July 31, 2018, in connection with the purchase of the CO Property (refer to Note 3 — Investment in Real Estate), the CO Property SPE entered into a loan agreement (the “CO Loan”) with a related party, Cantor Commercial Real Estate ("CCRE"), with an outstanding principal amount of $26,550,000. The CO Loan provides for monthly interest payments and bears interest at an initial fixed rate of 4.94% per annum through the anticipated repayment date, August 6, 2028 (the “CO Anticipated Repayment Date”), and thereafter at an increased rate of 2.50% per annum plus the greater of the initial interest rate or the 10 year swap yield as of the first business day after the CO Anticipated Repayment Date. As of March 31, 2026, the Company was in compliance with the CO Loan covenants.

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

On November 26, 2019, in connection with the purchase of the Buchanan Property (refer to Note 3 – Investment in Real Estate), the Buchanan Property SPE entered into a loan agreement (the “Buchanan Loan”) with Goldman Sachs Bank USA with an outstanding principal amount of $9,600,000. The Buchanan Loan provides for monthly interest payments and bears interest at an initial fixed rate of 3.52% per annum through the anticipated repayment date, December 1, 2029 (the “Buchanan Anticipated Repayment Date”), and thereafter at revised rate of 2.50% per annum plus the greater of the initial interest rate or the 10 year swap yield as of the first business day after the Buchanan Anticipated Repayment Date. As of March 31, 2026, the Company was in compliance with the Buchanan Loan covenants.

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

Credit Facility – Citizens Bank

On July 23, 2021, the Company and the Operating Partnership secured a $100 million senior secured revolving credit facility (the “Citizens Facility”) with Citizens Bank, N.A. (the “Facility Lender”). On July 16, 2025, the credit facility agreement was amended and restated (as amended, the “Credit Facility Agreement”). As part of the amendment and restatement, the aggregate principal amount of the Citizens Facility was increased to $150.0 million with the ability, from time to time, to increase the size of the aggregate commitment made under the agreement to a total of $250.0 million, subject to receipt of lender commitments and other conditions. Further, the amendment and restatement updated the applicable interest rates such that borrowings under the Credit Facility Agreement will be charged interest based on (i.) a term SOFR rate plus a margin ranging from 2.20% to 2.50%, or (ii) and alternative base rate plus a margin ranging from 1.20% to 1.50%, depending on the loan to value ratio. In addition, the amendment and restatement amended the definitions of Change of Control and Permitted Properties (as used in connection with eligible collateral). The new maturity date of the Citizens Facility is July 16, 2028, and may be extended pursuant to two one-year extension options, subject to continuing compliance with the financial covenants and other customary conditions, and the payment of an extension fee. As of March 31, 2026, properties including the Lewisville, Madison Ave, De Anza, Fisher Road, GR, and WAG Portfolio Properties were pledged as collateral.

On March 12, 2025, the Company used the Citizens Facility to repay the WAG Portfolio Loan and the WAG Portfolio Properties was pledged as collateral under the Credit Facility Agreement. The loan draw is governed by the same terms and conditions outlined in the Credit Facility Agreement.

As of March 31, 2026, the amounts outstanding under the Citizens Facility were approximately $103 million.

As of March 31, 2026 and December 31, 2025, the Company’s Loans payable balance was $597,755,954 and $595,583,567, net of deferred financing costs, respectively. As of March 31, 2026 and December 31, 2025, deferred financing costs were $4,887,051 and $5,156,704, net of accumulated amortization of $4,852,309 and $4,582,656, respectively.

Information on the Company’s Loans payable as of March 31, 2026 and December 31, 2025 is as follows:

Description	March 31, 2026
	FM Property	CO Property	Net Lease DST Property	Buchanan Property	Keller Springs Property	Summerfield Property	Valencia Property	Citizens Facility	Kacey Property	Industry Property	ON3 Property	West End Property	Palms Property	Pearland Property	WAG MH Property	Total
Principal amount of loans	$21,000,000	$26,550,000	$22,495,184	$9,600,000	$33,500,000	$76,575,000	$55,200,000	$103,069,669	$40,640,000	$43,200,000	$66,731,250	$29,000,000	$20,000,000	$22,500,000	$32,581,902	$602,643,005
Less: Deferred financing costs, net of accumulated amortization of $4,852,309	(51,059)	(112,379)	(143,596)	(44,379)	(1,141,956)	(109,824)	(470,495)	(904,569)	(214,170)	(258,939)	(585,227)	(285,591)	(250,260)	(314,607)	-	(4,887,051)
Loans payable, net of deferred financing costs and amortization	$20,948,941	$26,437,621	$22,351,588	$9,555,621	$32,358,044	$76,465,176	$54,729,505	$102,165,100	$40,425,830	$42,941,061	$66,146,023	$28,714,409	$19,749,740	$22,185,393	$32,581,902	$597,755,954

Description	December 31, 2025
	FM Property	CO Property	Net Lease DST Property	Buchanan Property	Keller Springs Property	Summerfield Property	Valencia Property	Citizens Facility	Kacey Property	Industry Property	ON3 Property	West End Property	Palms Property	Pearland Property	WAG Portfolio Property	Total
Principal amount of loans	$21,000,000	$26,550,000	$22,495,184	$9,600,000	$33,500,000	$76,575,000	$55,200,000	$101,166,935	$40,640,000	$43,200,000	$66,731,250	$29,000,000	$20,000,000	$22,500,000	$32,581,902	$600,740,271
Less: Deferred financing costs, net of accumulated amortization of $4,582,656	(55,626)	(116,670)	(149,978)	(46,130)	(1,194,690)	(115,236)	(492,502)	(1,001,717)	(223,483)	(270,032)	(608,929)	(296,551)	(259,864)	(325,296)	-	(5,156,704)
Loans payable, net of deferred financing costs and amortization	$20,944,374	$26,433,330	$22,345,206	$9,553,870	$32,305,310	$76,459,764	$54,707,498	$100,165,218	$40,416,517	$42,929,968	$66,122,321	$28,703,449	$19,740,136	$22,174,704	$32,581,902	$595,583,567

For the three months ended March 31, 2026 and March 31, 2025, the Company incurred $6,846,272 and $6,913,095, respectively, of interest expense, which is included within Interest expense on the consolidated statements of operations. As of March 31, 2026 and December 31, 2025, $1,931,409 and $1,912,056, respectively, was unpaid and is recorded as accrued interest payable on the Company’s consolidated balance sheets. All of the unpaid interest expense accrued as of March 31, 2026 and December 31, 2025 was paid during April 2026 and January 2026, respectively.

Also included within Interest expense on the consolidated statements of operations is amortization of deferred financing costs, which, for the three months ended March 31, 2026 and March 31, 2025, was $269,653 and $287,789, respectively.

The following table presents the future principal payments due under the Company’s loan agreements as of March 31, 2026:

Year	Amount
2026 (remaining)	55,077,086
2027	—
2028	150,619,669
2029	9,600,000
2030	—
Thereafter	387,346,250
Total	$602,643,005

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

As of March 31, 2026, the Company’s total number of authorized shares was 400,000,000, consisting of 10,000,000 of Class AX authorized common shares, 5,000,000 of Class TX authorized common shares, 5,000,000 of Class IX authorized common shares, 100,000,000 of Class T authorized common shares, 20,000,000 of Class S authorized common shares, 60,000,000 of Class D authorized common shares, and 200,000,000 of Class I authorized common shares. The Class AX shares, Class D shares, Class I shares, Class IX shares, Class S shares, Class T shares and Class TX shares have the same voting rights and rights upon liquidation, although distributions are expected to differ due to the distribution fees payable with respect to Class D shares, Class S shares, Class T shares and Class TX shares, which will reduce distributions to the holders of such classes of shares.

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

As of March 31, 2026, the Company also has 50 million shares of preferred stock, $0.01 par value, authorized. No shares of preferred stock were issued or outstanding. See Note 17 – Subsequent Events for further information regarding the Company’s underwritten public offering of Series A Preferred Stock.

Cantor Fitzgerald & Co. (the “Dealer Manager”), a related party, provided dealer manager services in connection with the Initial Offering and, subsequently, the Follow-On Offering and the Third Offering, together (the “Common Stock Offerings”). The Common Stock Offerings are best efforts offerings, which means that the Dealer Manager is not required to sell any specific number or dollar amount of shares of common stock in each of the Common Stock Offerings, but will use its best efforts to sell the shares of common stock. The Company has entered into the dealer manager agreement with the Dealer Manager in connection with the Initial Offering (together with the Follow-On Offering and the Third Offering, collectively, the “Dealer Manager Agreements”) pursuant to which the Dealer Manager was designated as the dealer-manager for the Common Stock Offerings.

As of March 31, 2026, the Company had 11,264,387 shares of its common stock outstanding (consisting of 3,008,648 Class AX shares, 4,937 Class TX shares, 1,005,256 Class IX shares, 5,535,061 Class I shares, 1,260,445 Class T shares, 444,591 Class D shares, and 5,449 Class S shares) in the Common Stock Offerings.

As of December 31, 2025, the Company had 11,107,417 shares of its common stock outstanding (consisting of 3,084,294 Class AX shares, 4,927 Class TX shares, 1,022,507 Class IX shares, 5,250,219 Class I shares, 1,267,374 Class T shares, 472,659 Class D shares, and 5,437 Class S shares) in the Common Stock Offerings.

As of March 31, 2026, the Company had aggregate net proceeds of $295,446,831 in the Common Stock Offerings. As of December 31, 2025, the Company had aggregate net proceeds of $293,073,263 in the Common Stock Offerings. The aggregate net proceeds consists of gross proceeds less distribution fees, O&O Cost, and repurchases.

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

As of March 31, 2026 and December 31, 2025, the Company has declared cumulative distributions of $116,027,945 and $113,232,372, respectively, of which $932,073 and $909,919, respectively, was unpaid as of the respective reporting dates and has been recorded as distributions payable on the accompanying consolidated balance sheets. All of the unpaid distributions as of March 31, 2026 and December 31, 2025, were paid during April 2026 and January 2026, respectively. As of March 31, 2026 and December 31, 2025, distributions reinvested pursuant to the Company’s DRP were $35,240,560 and $34,367,416, respectively.

Repurchases

Stockholders are eligible to have their shares repurchased by the Company pursuant to the Company's Fourth Amended and Restated Share Repurchase Program ("share repurchase program").

Repurchases of shares under the share repurchase program are made on a monthly basis. Subject to the limitations of and restrictions provided for in the share repurchase program, and subject to funds being available, shares repurchased under the share repurchase program are repurchased at the transaction price in effect on the date of repurchase, which, generally will be a price equal to the NAV per share applicable to the class of shares being repurchased and most recently disclosed by the Company in a public filing with the SEC. Under the share repurchase program, the Company may repurchase during any calendar month shares of its common stock whose aggregate value (based on the repurchase price per share in effect when the repurchase is effected) is 2% of the aggregate NAV as of the last calendar day of the previous month and during any calendar quarter whose aggregate value (based on the repurchase price per share in effect when the repurchase is effected) is up to 5% of the Company’s aggregate NAV as of the last calendar day of the prior calendar quarter. In the event that the Company determines to repurchase some but not all of the shares of common stock submitted for repurchase during any month, shares submitted for repurchase during such month will be repurchased subject to the following repurchase priority. First, repurchase requests that are made by accounts with a balance less than $2,500 of shares of the Company’s common stock at the time of such request will be repurchased in full to the extent there are available funds. Second, remaining repurchase requests will be repurchased on a pro rata basis. During the three months ended March 31, 2026, the Company received repurchase requests that exceeded the 2% monthly limit and 5% quarterly limit under the Company's share repurchase program. Therefore, as a result of the aforementioned monthly and quarterly limits, the Company repurchased less than the full amount of shares requested during the three months ended March 31, 2026.

There is no minimum holding period for shares under the share repurchase program and stockholders may request that the Company redeem their shares at any time. However, shares that have not been outstanding for at least one year will be redeemed at 95% of the redemption price that would otherwise apply to the class of shares being redeemed; provided, that, the period that shares were held prior to being converted into shares of different class will count toward the total hold period for such shares. In addition, stockholders who have received shares of the Company's common stock in exchange for their Operating Partnership units may include the period of time the stockholders held such Operating Partnership units for purposes of calculating the total hold period. The Company waives the 5% holding discount with respect to the repurchase of shares acquired pursuant to its DRP and shares issued as stock dividends. In addition, upon request, the Company may waive the 5% holding discount in the case of the death or disability of a stockholder.

During the three months ended March 31, 2026, the Company repurchased 554,332 shares, in the amount of $11,171,248, $2,083,733 of which were outstanding as of March 31, 2026. The amount outstanding as of March 31, 2026 were paid during April 2026.

During the three months ended March 31, 2025, the Company repurchased 452,035 shares, in the amount of $9,268,973, $3,992,500 of which were outstanding as of March 31, 2025. The amount outstanding as of March 31, 2025 were paid during April 2025.

Non-controlling Interest

Special Unit Holder

The Special Unit Holder has invested $1,000 in the Operating Partnership and has been issued a special class of limited partnership units as part of the overall consideration for the services to be provided by the Advisor. In addition, the Special Unit Holder is entitled to receive a performance participation distribution from the Operating Partnership, subject to certain terms and calculations as defined within the amended Operating Partnership agreement. Such allocation (the “Performance Participation Allocation”) is paid in cash annually and accrued monthly. The Special Unit Holder is entitled to $9,553,541, pursuant to the Performance Participation Allocation, which has been paid in full by the Company as of the first quarter of 2023. The Special Unit Holder investment in the Operating Partnership, including the Performance Participation Allocation, have been recorded as components of Non-controlling interests in subsidiaries on the consolidated balance sheets as of March 31, 2026 and December 31, 2025, respectively.

Non-controlling interest in the Keller DST

Based on the Company’s consolidation analysis, which was performed in accordance with ASC 810 as described in the “Variable Interest Entities” section of Note 2 — Summary of Significant Accounting Policies, management has determined that the Company is the primary beneficiary of the Keller Property. Accordingly, the Company has consolidated the Keller DST. On July 22, 2024, the Company, through a wholly owned subsidiary, CF Keller TRS, LLC purchased CAF's remaining interest in the Keller Property. In addition, on July 24, 2024, as part of a DST offering, the Keller Property was transferred into the Keller DST, which was entered into between the Operating Partnership, 3221 Keller Springs, LLC (Depositor) (the "Keller Depositor") and the trustees as outlined in the Keller DST trust agreement.

On August 16, 2024, the Company, through the Operating Partnership, and the Keller DST entered into a managing broker-dealer agreement (the "Keller DST Dealer Manager Agreement"), with the Dealer Manager, pursuant to which the Dealer Manager agreed to conduct a private placement offering (the "Keller DST Offering") of up to $38,650,000 of the Keller DST's beneficial interest representing 95% of the interests to third party investors on a "best efforts" basis. As of March 31, 2026, the Keller DST had received gross proceeds of $38,010,977 from the Keller DST Offering. As of March 31, 2026, the Company's ownership interest in the Keller Property was 5%, and third parties' was 95%. The third parties’ total ownership interest of $17,452,572 has been recorded as a component of Non-controlling interests in subsidiaries on the Company’s consolidated balance sheet as of March 31, 2026.

Non-controlling interest in Valencia DST

Based on the Company’s consolidation analysis, which was performed in accordance with ASC 810 as described in the “Variable Interest Entities” section of Note 2 — Summary of Significant Accounting Policies, management has determined that the Company is the primary beneficiary of the Valencia DST. Accordingly, the Company has consolidated the Valencia DST. As of March 31, 2026, the Operating Partnership completed a tender offer to acquire equity interest in the Valencia DST. As of March 31, 2026, the Company’s ownership interest in the Valencia DST was 27.45% and other parties’ interest was 72.55%. The other parties’ total ownership interest of $25,171,485 has been recorded as a component of Non-controlling interests in subsidiaries on the Company’s consolidated balance sheet as of March 31, 2026.

Non-controlling interest in Kacey DST

Based on the Company’s consolidation analysis, which was performed in accordance with ASC 810 as described in the “Variable Interest Entities” section of Note 2 – Summary of Significant Accounting Policies, management has determined that the Company is the primary beneficiary of the Kacey DST. Accordingly, the Company has consolidated the Kacey DST. As of March 31, 2026, the Operating Partnership completed a tender offer to acquire equity interest in the Kacey DST. As of March 31, 2026, the Company’s ownership interest in the Kacey DST was 14.90% and other parties’ interest was 85.10%. The other parties’ total ownership interest of $16,039,763 has been recorded as a component of Non-controlling interests in subsidiaries on the Company’s consolidated balance sheet as of March 31, 2026.

Non-controlling interest in Industry DST

Based on the Company’s consolidation analysis, which was performed in accordance with ASC 810 as described in the “Variable Interest Entities” section of Note 2 – Summary of Significant Accounting Policies, management has determined that the Company is the primary beneficiary of the Industry DST. Accordingly, the Company has consolidated the Industry DST. As of March 31, 2026, the Operating Partnership completed a tender offer to acquire equity interest in the Industry DST. As of March 31, 2026, the Company’s ownership interest in the Industry DST was 21.20% and other parties’ interest was 78.80%. The other parties’ total ownership interest of $20,088,894 has been recorded as a component of non-controlling interests in subsidiaries on the Company’s consolidated balance sheet as of March 31, 2026.

Non-controlling interest in the Net Lease DST

On November 23, 2021, the Company, through the Operating Partnership and the Net Lease DST entered into a managing broker-dealer agreement, (the “DST Dealer Manager Agreement”), with the Dealer Manager, pursuant to which the Dealer Manager agreed to conduct a private placement offering, (the “DST Offering”), of up to $21,620,000 of the Net Lease DST’s beneficial interest representing 100% of the interests to third party investors on a “best efforts” basis. As of March 31, 2026, the Net Lease DST has received gross proceeds of $21,620,000 from the DST Offering. As of March 31, 2026, the Operating Partnership completed a tender offer to acquire 16.70% of equity interest in the Net Lease DST.

Based on the Company’s consolidation analysis, which was performed in accordance with ASC 810 as described in the “Variable Interest Entities” section of Note 2 – Summary of Significant Accounting Policies, management has determined that the Company is the primary beneficiary of the Net Lease DST. Accordingly, the Company has consolidated the Net Lease DST. As of March 31, 2026, the Company's ownership interest in the Net Lease DST was 16.70% and other parties’ interest was 83.30%. The other parties’ total ownership interest of $6,950,237 has been recorded as a component of Non-controlling interests in subsidiaries on the Company’s consolidated balance sheet as of March 31, 2026.

Non-controlling interest in the Longmire DST

Based on the Company’s consolidation analysis, which was performed in accordance with ASC 810 as described in the “Variable Interest Entities” section of Note 2 – Summary of Significant Accounting Policies, management has determined that the Company is the primary beneficiary of the Longmire Property. Accordingly, the Company has consolidated the Longmire DST. On July 18, 2025, the Company purchased CAF's remaining interest in the Longmire Property. In addition, on August 20, 2025, as part of a DST offering, the Longmire Property was transferred into the Longmire DST, which was entered into between the Operating Partnership, 1840 Longmire Road Owner, LLC (the "Longmire Depositor"), and the trustees as outlined in the Longmire DST agreement.

On August 20, 2025, the Company, through the Operating Partnership, and the Longmire DST entered into a managing broker-dealer agreement (the "Longmire DST Dealer Manager Agreement"), with the Dealer Manager, pursuant to which the Dealer Manager agreed to conduct a private placement offering (the "Longmire DST Offering") of up to $36,046,819 of the Longmire DST's beneficial interest representing 100% of the interests to third party investors on a "best efforts" basis. As of March 31, 2026, the Longmire DST has received gross proceeds of $34,995,686 from the Longmire DST Offering. As of March 31, 2026, the Company’s ownership interest in the Longmire Property was 0% and third parties' interest was 100%. The third parties' total ownership interest of $49,392,404 has been recorded as a component of Non-controlling interests in subsidiaries on the Company’s consolidated balance sheet as of March 31, 2026.

Non-controlling interest in ON3 DST

Based on the Company’s consolidation analysis, which was performed in accordance with ASC 810 as described in the “Variable Interest Entities” section of Note 2 – Summary of Significant Accounting Policies, management has determined that the Company is the primary beneficiary of the ON3 DST. Accordingly, the Company has consolidated the ON3 DST. As of March 31, 2026, the Operating Partnership completed a tender offer to acquire equity interest in the ON3 DST. As of March 31, 2026, the Company’s ownership interest in the ON3 DST was 37.17% and other parties’ interest was 62.83%. The other parties’ total ownership interest of $32,794,726 has been recorded as a component of Non-controlling interests in subsidiaries on the Company’s consolidated balance sheet as of March 31, 2026.

Non-controlling interest in West End DST

Based on the Company’s consolidation analysis, which was performed in accordance with ASC 810 as described in the “Variable Interest Entities” section of Note 2 – Summary of Significant Accounting Policies, management has determined that the Company is the primary beneficiary of the West End DST. Accordingly, the Company has consolidated the West End DST. As of March 31, 2026, the Operating Partnership completed a tender offer to acquire equity interest in the West End DST. As of March 31, 2026, the Company's ownership interest in the West End DST was 66.94% and other parties' interest was 33.06%. The other parties' total ownership interest of $7,223,857 has been recorded as a component of Non-controlling interests in subsidiaries on the Company's consolidated balance sheet as of March 31, 2026.

In connection with the acquisition of the West End Property, a wholly owned subsidiary of the Operating Partnership entered a joint venture (the “West End MT JV”) between the wholly owned subsidiary of the Operating Partnership and affiliates of BH. As of March 31, 2026, the Company’s ownership interest in the West End MT JV was 90% and BH’s interest was 10%. BH’s total ownership interest of $23,791 has been recorded as a component of Non-controlling interests in subsidiaries on the Company’s consolidated balance sheet as of March 31, 2026.

Non-controlling interest in Palms DST

Based on the Company’s consolidation analysis, which was performed in accordance with ASC 810 as described in the “Variable Interest Entities” section of Note 2 – Summary of Significant Accounting Policies, management has determined that the Company is the primary beneficiary of the Palms DST. Accordingly, the Company has consolidated the Palms DST. As of March 31, 2026, the Operating Partnership completed a tender offer to acquire equity interest in the Palms DST. As of March 31, 2026, the Company's ownership interest in the Palms DST was 22.58% and other parties' interest was 77.42%. The other parties' total ownership interest of $20,156,832 has been recorded as a component of Non-controlling interests in subsidiaries on the Company's consolidated balance sheet as of March 31, 2026.

Non-controlling interest in Pearland DST

Based on the Company's consolidation analysis, which was performed in accordance with ASC 810 as described in the "Variable Interest Entities" section of Note 2 – Summary of Significant Accounting Policies, management has determined that the Company is the primary beneficiary of the Pearland DST. Accordingly, the Company has consolidated the Pearland DST. As of March 31, 2026, the Operating Partnership exercised its fair market value option to acquire equity interest in the Pearland DST. As of March 31, 2026, the Company's ownership interest in the Pearland DST was 100%.

Operating Partnership Units non-controlling interest

On January 1, 2025, the Operating Partnership issued Class I OP units to third party investors in exchange for a controlling interest of 100% in the WAG MH.

On February 1, 2026, a total of $74,970,355 of OP equity was issued for 3,730,153 OP units in connection with:

i.
the exercise of the fair market value option to acquire the remaining 95% of the Pearland DST interests in exchange for 917,018 OP units and a cash payment of $1.7 million; and
ii.
tender offers of OP units in exchange for DST interests in ON3 DST, West End DST, Palms DST, Kacey DST, Valencia DST, Industry DST, and Net Lease DST.

The following table summarizes the number of Class I OP units and Class T OP units issued and outstanding to third-party investors:

	For the Three Months Ended March 31,
	2026	2025
Balance at the beginning of the year	3,033,518	2,134,758
Issuance of Class I OP units	3,033,830	858,066
Issuance of Class T OP units	513,229	—
Balance at the end of period	6,580,577	2,992,824

Note 10 – Related Party Transactions

Jointly Owned Investments

As of March 31, 2026 and December 31, 2025, the Company owned interests in ten and eleven jointly owned investments, respectively, with some or all of the remaining interest held by affiliates of the Advisor. Subsequently after each acquisition, the interests held by the affiliates of the Advisor have been syndicated to third party investors through a private placement offering. As of March 31, 2026 and December 31, 2025, the Company consolidates nine and ten of these joint ventures, respectively, as the primary beneficiary and accounts for the one remaining investment under the equity method of accounting. Refer to the “Variable Interest Entities” section of Note 2 – Summary of Significant Accounting Policies for further information on the Company’s VIE policy.

CF WAG MH

On January 1, 2025, the Operating Partnership issued 865,711 Class I OP units in exchange for 100% of the equity interests of WAG MH. This acquisition included the transfer of management responsibilities for the portfolio from CFI to the Operating Partnership.

Fees and Expenses

The Company and the Advisor are parties to the Third Amended and Restated Advisory Agreement, dated as of January 1, 2026, as amended to date (the “Advisory Agreement”). Pursuant to the Advisory Agreement, and subject to certain restrictions and limitations, the Advisor is responsible for managing the Company's affairs on a day-to-day basis and for identifying, originating, acquiring and managing investments on behalf of the Company. For providing such services, the Advisor receives the following fees and reimbursements from the Company.

Organization and Offering Expenses. The Company will reimburse the Advisor and its affiliates for O&O Costs it incurs on the Company’s behalf but only to the extent that the reimbursement does not cause the selling commissions, the dealer manager fee and the other O&O Costs borne by the Company to exceed 15% of gross offering proceeds of each Offering as of the date of the reimbursement. If the Company raises the maximum offering amount in the Common Stock Offerings and under the DRP, the Company estimates O&O Costs (other than upfront selling commissions, dealer manager fees and distribution fees), in the aggregate, to be 1% of the aggregate gross offering proceeds of any public or private offering of the Company or the Operating Partnership, excluding any securities sold pursuant to a distribution reinvestment plan or employee benefit plan. These O&O Costs include all costs (other than upfront selling commissions, dealer manager fees and distribution fees) to be paid by the Company in connection with the initial set up of the organization of the Company as well as the Common Stock Offerings, including legal, accounting, printing, mailing and filing fees, charges of the transfer agent, charges of the Advisor for administrative services related to the issuance of shares in the Common Stock Offerings, reimbursement of bona fide due diligence expenses of broker-dealers, and reimbursement of the Advisor for costs in connection with preparing supplemental sales materials.

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

As of March 31, 2026 and December 31, 2025, the Advisor has advised that it will waive all unreimbursed O&O Costs incurred through the end of fiscal year 2025 that otherwise may have been eligible for reimbursement. As of March 31, 2026 and December 31, 2025, the Company satisfied its obligation to reimburse the Advisor for O&O Costs. As of March 31, 2026, organizational costs of $90,675 were expensed and offering costs of $4,352,189 were charged to stockholders’ equity. As of December 31, 2025, organizational costs of $90,675, were expensed and offering costs of $4,327,191, were charged to stockholders’ equity. As of both March 31, 2026 and December 31, 2025, the Company has made reimbursement payments of $4,068,777 to the Advisor, and $349,087 was payable to the Advisor for O&O Costs and included within Due to related parties on the consolidated balance sheet.

Asset Management Fees. Asset management fees are payable to the Advisor and are calculated monthly based on the Company’s NAV. Prior to January 1, 2026, the fee equaled one‑twelfth of 1.20% of the Company’s most recently disclosed NAV. Effective January 1, 2026, the fee was reduced to one‑twelfth of 0.75% per annum, payable by the Company based on its NAV and by the Operating Partnership based on the NAV attributable to limited partnership units held by unitholders other than the Company (excluding special limited partnership interests).

For the three months ended March 31, 2026, and March 31, 2025, the Company incurred asset management fees of $555,720 and $913,315, respectively. As of March 31, 2026, the total unpaid asset management fees was $1,416,498 and has been included within Due to related parties on the consolidated balance sheet. The amount of asset management fees incurred by the Company during the applicable period is included in the calculation of the limitation of operating expenses pursuant to the 2%/25% Guidelines (as defined and described below).

Other Operating Expenses. Pursuant to the terms of the Advisory Agreement, the Company is obligated to reimburse the Advisor for certain operating expenses. Beginning October 1, 2018, the Company was subject to the limitation that it generally may not reimburse the Advisor for any amounts by which the total operating expenses at the end of the four preceding fiscal quarters exceeds the greater of (i) 2% of average invested assets (as defined in the Advisory Agreement) and (ii) 25% of net income other than any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of investments for that period (the “2%/25% Guidelines”). If the Company’s independent directors determine that all or a portion of such amounts in excess of the limitation are justified based on certain factors, the Company may reimburse amounts in excess of the limitation to the Advisor. In addition, beginning on October 1, 2018, the Company may request any operating expenses that were previously reimbursed to the Advisor in prior or future periods in excess of the limitation to be remitted back to the Company. As of March 31, 2026, the Company has reimbursed $11,339,035 of the operating expense reimbursement obligation to the Advisor, which represents the current operating expense reimbursement obligation to the Advisor.

The Advisory Agreement provides that, subject to other limitations on the incurrence and reimbursement of operating expenses contained in the Advisory Agreement, operating expenses which have been incurred and paid by the Advisor will not become an obligation of the Company unless the Advisor has invoiced the Company for reimbursement, which will occur in a quarterly statement and accrued for in the respective period. The Advisor will not invoice the Company for any reimbursement if the impact of such would result in the Company’s incurrence of an obligation in an amount that would result in the Company’s NAV per share for any class of shares to be less than $25.00. The Company may, however, incur and record an obligation to reimburse the Advisor, even if it would result in the Company’s NAV per share for any class of shares for such quarter to be less than $25.00, if the Company’s board of directors determines that the reasons for the decrease of the Company’s NAV per share below $25.00 were unrelated to the Company’s obligation to reimburse the Advisor for operating expenses. Beginning January 1, 2026, the Company eliminated the provision that had limited reimbursement of certain expenses advanced by the Advisor or its affiliates whenever such reimbursement would reduce the Company’s NAV per share below $25.00

In addition, the Advisory Agreement provides that all or a portion of the operating expenses, which have not been previously paid by the Company or invoiced by the Advisor may be in the sole discretion of the Advisor: (i) waived by the Advisor, (ii) reimbursed to the Advisor in any subsequent quarter or (iii) reimbursed to the Advisor in connection with a liquidity event or termination of the Advisory Agreement, provided that the Company has fully invested the proceeds from its initial public offering and the stockholders have received, or are deemed to have received, in the aggregate, cumulative distributions equal to their invested capital plus a 6% cumulative, non-compounded annual pre-tax return on their invested capital. Any reimbursement of operating expenses remains subject to the limitations described above and the limitations and the approval requirements relating to the 2%/25% Guidelines. For the three months ended March 31, 2026, we were in compliance with this requirement and our total operating expenses were 0.67% of average invested assets (as defined in the Advisory Agreement) and 16.53% of net income.

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

As of March 31, 2026, the total amount of Unreimbursed Operating Expenses (as defined below) incurred through the end of fiscal year 2025 was waived. This includes operating expenses incurred by the Advisor on the Company’s behalf which have not been invoiced to the Company and also amounts invoiced to the Company by the Advisor but not yet reimbursed (“Unreimbursed Operating Expenses”). During the three months ended March 31, 2026, there was no amount of operating expenses incurred by the Advisor. During the three months ended March 31, 2025, $1,112,258 of operating expenses incurred by the Advisor were not invoiced to the Company.

Property Management Fees. The Company may engage the Advisor or an affiliate to serve as a property manager with respect to a particular property. The Company will pay the Advisor property management fees for such services. For the three months ended March 31, 2026 and March 31, 2025, the Company incurred property management fees of $578,042 and $600,205, respectively. The property management fees incurred during the month of March 31, 2026 of $176,836 was unpaid as of March 31, 2026 and has been included within Due to related parties on the consolidated balance sheet.

Leasing Commissions. If the Advisor or an affiliate is the Company’s primary leasing agent, then the Company will pay customary leasing fees in amount that is usual and customary in that geographic area for that type of property. As of both March 31, 2026 and December 31, 2025, no amount was incurred by the Company.

Performance Participation Allocation

The Special Unit Holder has invested $1,000 in the Operating Partnership and has been issued a special class of limited partnership units as part of the overall consideration for the services to be provided by the Advisor. On January 1, 2026, the Company and the limited partners of the Operating Partnership entered into the Second Amended and Restated Limited Partnership Agreement of Cantor Fitzgerald Income Trust Operating Partnership (the “OP LPA”). Under the terms of the OP LPA, the Special Unit Holder is entitled to receive a performance participation distribution from the Operating Partnership of 5.0% of the Total Return (the “Performance Participation Allocation”), subject to a 5% Hurdle Amount and a High Water Mark, with a Catch-Up (as such terms are defined in the OP LPA), subject to certain terms and calculations as defined within the OP LPA. See Note 9 – Stockholders Equity for further information.

Selling Commissions, Dealer Manager Fees and Distribution Fees

The Dealer Manager is a registered broker-dealer affiliated with CFI. The Company entered into the Dealer Manager Agreements with the Dealer Manager and is obligated to pay various commissions and fees with respect to the Class AX, Class TX, Class IX, Class T, Class S, Class D and Class I shares distributed in the Common Stock Offerings. CFI has paid a portion of the selling commissions and all of the dealer manager fees as Sponsor Support, up to a total of 4% of gross offering proceeds from the sale of Class AX shares and Class TX shares, as well as 1.5% of Class IX shares, incurred in connection with the Initial Offering. The Company will reimburse Sponsor Support (i) immediately prior to or upon the occurrence of a liquidity event, including (A) the listing of the Company’s common stock on a national securities exchange or (B) a merger, consolidation or a sale of substantially all of the Company’s assets or any similar transaction or any transaction pursuant to which a majority of the Company’s board of directors then in office are replaced or removed, or (ii) upon the termination of the Advisory Agreement by the Company or by the Advisor. In each such case, the Company only will reimburse CFI after the Company has fully invested the proceeds from the Initial Offering and the Company’s stockholders have received, or are deemed to have received, in the aggregate, cumulative distributions equal to their invested capital plus a 6% cumulative, non-compounded annual pre-tax return on such invested capital.

As of March 31, 2026, the likelihood, probability and timing of each of the possible occurrences or events listed in the preceding sentences (i) and (ii) in the above paragraph are individually and collectively uncertain. Additionally, whether or not the Company will have fully invested the proceeds from Initial Offering and also whether the Company’s stockholders will have received, or are deemed to have received, in the aggregate, cumulative distributions equal to their invested capital plus a 6% cumulative, non-compound annual pre-tax return on such invested capital at the time of any such occurrence or event is also uncertain. As of both March 31, 2026 and December 31, 2025, CFI has paid Sponsor Support totaling $5,374,526, which will be subject to reimbursement by the Company to CFI in the event of these highly conditional circumstances.

The following summarizes the fees payable to the Dealer Manager:

Distribution Fees. Under the Dealer Manager Agreements, distribution fees are payable to the Dealer Manager with respect to the Company’s Class TX shares, Class T shares, Class S shares and Class D shares, all or a portion of which may be re-allowed by the Dealer Manager to participating broker-dealers. Under the Dealer Manager Agreement for the Initial Offering, the distribution fees for Class TX shares accrue daily and are calculated on outstanding Class TX shares issued in the Primary Offering in an amount equal to 1.0% per annum of (i) the gross offering price per Class TX share in the Primary Offering, or (ii) if the Company is no longer offering Class TX shares in a public offering, the most recently published per share NAV of Class TX shares. Under the Dealer Manager Agreements for the Follow-On Offering and the Third Offering, the Company has agreed to pay the Dealer Manager (a) with respect to the Class T shares and Class S shares, a distribution fee in an annual amount equal to 0.85% of the aggregate NAV of the outstanding Class T shares and Class S shares, as applicable, and (b) with respect to the Class D shares, a distribution fee in an annual amount equal to 0.25% of the aggregate NAV of the outstanding Class D shares. The distribution fees are payable monthly in arrears and are paid on a continuous basis from year to year. During the three months ended March 31, 2026 and March 31, 2025, the Company paid distribution fees of $49,190 and $74,950, respectively. As of March 31, 2026 and December 31, 2025, the Company has incurred a liability of $20,508 and $20,058, respectively, which is included within Due to related parties on the consolidated balance sheets, $16,352 and $16,061, respectively, of which was due as of March 31, 2026 and December 31, 2025 and paid during April 2026 and January 2026, respectively.

In addition, during the three months ended March 31, 2026, the Company paid distribution fees of $18,585 in connection with the issuance of its Class T OP units. The Company did not pay any distributions fees during the three months ended March 31, 2025. As of March 31, 2026 and December 31, 2025, the Company incurred a distribution fee liability of $8,051 and $5,268, respectively, in connection with issuance of its Class T OP units of which was due as of March 31, 2026 and December 31, 2025 and paid during April 2026 and January 2026.

Selling Commissions. Selling commissions payable to the Dealer Manager in the Initial Offering consisted of (i) up to 1% of gross offering proceeds paid by CFI for Class AX shares and Class TX shares and, (ii) up to 5% and 2% of gross offering proceeds from the sale of Class AX shares and Class TX shares, respectively. No selling commissions were payable with respect to Class IX shares. Selling commissions in the Follow-On Offering and Third Offering consist of 3% and 3.5% of gross offering proceeds from the sale of Class T shares and Class S shares, respectively. All or a portion of such selling commissions may be re-allowed to participating broker-dealers. No selling commissions will be payable with respect to Class D and Class I shares. For the three months ended March 31, 2026, the Company did not incur any selling commissions. For the year ended December 31, 2025, the Company incurred $16,631 of selling commissions, which is included within Additional paid-in capital on the consolidated balance sheets. At both March 31, 2026 and December 31, 2025, $1,182,925 of Sponsor Support, has been recorded and has been reimbursed by CFI. No Sponsor Support payment was due as of March 31, 2026, as Sponsor Support ended with the termination of the Primary Offering.

Dealer Manager Fees. Dealer manager fees payable to the Dealer Manager in the Initial Offering consisted of up to 3.0% of gross offering proceeds from the sale of Class AX shares and Class TX shares sold in the Primary Offering and up to 1.5% of gross offering proceeds from the sale of Class IX shares sold in the Primary Offering, all of which were paid by CFI. A portion of such dealer manager fees may be re-allowed to participating broker-dealers as a marketing fee. Dealer Manager fees payable to the Dealer Manager in the Follow-On Offering and Third Offering consist of up to 0.5% of gross offering proceeds from the sale of Class T shares sold in the primary portion of the Follow-On Offering and Third Offering. No dealer manager fees will be payable with respect to Class S shares, Class D shares and Class I shares. For the three months ended March 31, 2026, the Company did not record any dealer manager fees. For the year ended December 31, 2025, the Company recorded $2,934 of dealer manager fees, which is included within Additional paid-in capital on the consolidated balance sheets. As of both March 31, 2026 and December 31, 2025, all of the Sponsor Support related to dealer manager fees has been recorded and $4,191,601, has been reimbursed by CFI. No Sponsor Support payment was due as of March 31, 2026, as Sponsor Support ended with the termination of the Primary Offering.

The following table summarizes the above mentioned fees and expenses incurred by the Company and amounts of investment funding due by the Company for the three months ended March 31, 2026:

		Due to related parties as of	Three months ended March 31, 2026		Due to related parties as of
Type of Fee or Reimbursement	Financial Statement Location	December 31, 2025	Incurred	Paid	March 31, 2026
Management Fees
Asset management fees	Management fees	$5,447,345	$555,720	$4,586,567	$1,416,498
Property management and oversight fees	Management fees	801,243	578,042	1,202,449	176,836
Organization, Offering and Operating Expense Reimbursements
Operating expenses(1)	General and administrative expenses	3,877,002	—	3,877,002	—
Expense reimbursement(2)	Property operating expenses	5,646,452	3,744,674	—	9,391,126
Offering costs(3)	Additional paid-in capital	349,087	—	—	349,087
Commissions and Fees
Selling commissions and dealer manager fees, net	Additional paid-in capital	—	—	—	—
Distribution fees(4)	Additional paid-in capital	25,326	88,595	85,362	28,559
Investment Funding
Good faith deposit reimbursement(5)	Investment in real estate, net	670,000	—	—	670,000
Total		$16,816,455	$4,967,031	$9,751,380	$12,032,106

(1) As of March 31, 2026, the Advisor has advised that it will waive all Unreimbursed Operating Expenses incurred through the end of fiscal year 2025. The total amount of Unreimbursed Operating Expenses may, in future periods, be subject to reimbursement by the Company pursuant to the terms of the Advisory Agreement.

(2) Reflects amounts owed to CFI from the Company in relation to real estate tax payments for the West End Property, the Pearland Property, the Palms Property, the Longmire Property, and the Keller Property and insurance payments for the Fisher Road Property.

(3) As of March 31, 2026, the Advisor has advised that it will waive all O&O costs incurred through the end of fiscal year 2025.

(4) The incurred amount reflects the change in accrual.

(5) Reflects a good faith deposit owed to CFI in connection with the Keller Property loan refinance.

The following table summarizes the above mentioned fees and expenses incurred by the Company for the year ended December 31, 2025:

		Due to related parties as of	Year ended December 31, 2025		Due to related parties as of
Type of Fee or Reimbursement	Financial Statement Location	December 31, 2024	Incurred	Paid	December 31, 2025
Management Fees
Asset management fees	Management fees	$4,291,482	$3,596,069	$2,440,206	$5,447,345
Property management and oversight fees	Management fees	442,422	2,439,558	2,080,737	801,243
Organization, Offering and Operating Expense Reimbursements
Operating expenses(1)	General and administrative expenses	4,245,085	—	368,083	3,877,002
Expense reimbursement(2)	Property operating expenses	2,972,502	2,758,930	84,980	5,646,452
Offering costs(3)	Additional paid-in capital	—	349,087	—	349,087
Commissions and Fees
Selling commissions and dealer manager fees, net	Additional paid-in capital	—	—	—	—
Distribution fees(4)	Additional paid-in capital	23,586	304,087	302,347	25,326
Investment Funding
Application fee reimbursement(5)	Investment in real estate, net	100,000	—	100,000	—
Good faith deposit reimbursement(6)	Investment in real estate, net	670,000	—	—	670,000
Membership interest purchase reimbursement(7)	Additional paid-in capital	119,384	—	119,384	—
Total		$12,864,461	$9,447,731	$5,495,737	$16,816,455

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

Investment by CFI and CF RE Holdings

CFI initially invested $200,001 in the Company through the purchase of 8,180 Class AX shares at $24.45 per share. CFI may not sell any of these shares during the period it serves as the Company’s sponsor.

Prior to December 15, 2025, CFI has invested $6,650,001 in the Company through the purchase of 262,262 shares (8,180 Class AX shares for an aggregate purchase price of $200,001, 183,157 Class IX shares for an aggregate purchase price of $4,582,280, and 70,925 Class I shares for an aggregate purchase price of $1,867,720) (the "Investment"). CFI purchased 125,157 of the Class IX shares in the amount of $3,132,280 pursuant to the Distribution Support Agreement, which provided that in certain circumstances where the Company’s cash distributions exceed the Company’s modified funds from operations, CFI will purchase up to $5.0 million of Class IX shares (including the $2.0 million of shares purchased in order to satisfy the Minimum Offering Requirement) at the then current offering price per Class IX share net of dealer manager fees to provide additional cash to support distributions to the Company’s stockholders. On August 10, 2020, the Company and CFI entered into the Amended Distribution Support Agreement to ensure that the Company has a sufficient amount of funds to pay cash distributions to stockholders during the Follow-On Offering. CFI purchased 70,925 of the Class I shares in the amount of $1,867,720 pursuant to the Amended Distribution Support Agreement, which provides that in the event that cash distributions exceed MFFO, CFI will purchase Class I shares from the Company in the Follow-On Offering in an amount equal to the distribution shortfall, up to $5 million (less the $2.0 million of shares purchased by CFI in order to satisfy the Minimum Offering Requirement and any shares purchased by CFI pursuant to the Distribution Support Agreement in the Initial Offering). CFI has fulfilled its remaining obligation pursuant to the Amended Distribution Support Agreement in the second quarter of 2022 and CFI has no remaining obligation pursuant to the Amended Distribution Support Agreement.

On December 15, 2025, CFI transferred the Investment to an affiliate of the Company, CF Real Estate Holdings, LLC ("CF RE Holdings"). On January 2, 2026, CF RE Holdings purchased an additional 478,641 of Class I shares in the amount of $9.3 million.

During the three months ended March 31, 2026, CFI received and directly owned 1,831 of Class I shares as a result of the conversion of OP units into Class I shares.

Neither the Advisor, CF RE Holdings, nor CFI currently has any options or warrants to acquire any of the Company’s shares.

Sponsor Support

The Company’s sponsor, CFI, is a Delaware limited liability company and an affiliate of CFLP. CFI has paid a portion of selling commissions and all of the dealer manager fees, up to a total of 4% of gross offering proceeds from the sale of Class AX shares and Class TX shares, as well as 1.5% of gross offering proceeds from the sale of Class IX shares, incurred in connection with the Initial Offering. The Company will reimburse such expenses (i) immediately prior to or upon the occurrence of a liquidity event, including (A) the listing of the Company’s common stock on a national securities exchange or (B) a merger, consolidation or a sale of substantially all of the Company’s assets or any similar transaction or any transaction pursuant to which a majority of the Company’s board of directors then in office are replaced or removed, or (ii) upon the termination of the Advisory Agreement by the Company or by the Advisor. In each such case, the Company only will reimburse CFI after the Company has fully invested the proceeds from the Initial Offering and the Company’s stockholders have received, or are deemed to have received, in the aggregate, cumulative distributions equal to their invested capital plus a 6% cumulative, non-compounded annual pre-tax return on such invested capital. As of March 31, 2026, CFI has paid Sponsor Support totaling $5,374,526.

Note 11 – Variable Interest Entities

As of March 31, 2026 and December 31, 2025, certain VIEs have been identified. In regard to the Company’s investment in the Keller Property, the Valencia Property, the Kacey Property, the Net Lease DST, the Industry Property, the Longmire Property, the ON3 Property, the West End Property, the Palms Property, and the Pearland Property, the Company has determined itself to be the primary beneficiary because the Company has a significant variable interest in and control over the Keller Property, the Valencia Property, the Kacey Property, the Net Lease DST, the Industry Property, the Longmire Property, the ON3 Property, the West End Property, the Palms Property, and the Pearland Property. Therefore, the Company has consolidated the Keller Property, the Valencia Property, the Kacey Property, the Net Lease DST, the Industry Property, the Longmire Property, the ON3 Property, the West End Property, the Palms Property, and the Pearland Property. In regard to the Company’s investment in the Station DST, the Company has determined itself not to be the primary beneficiary, because the Company does not have a significant variable interest in and control over the Station DST. Therefore, the Company has not consolidated the Station DST. The Company’s maximum exposure to loss from its interest in an unconsolidated VIE as of March 31, 2026 is $5,181,920 related to its investment in a real estate-related asset, the Station DST. Refer to Note 6 - Investments in Real Estate-Related Assets for additional information.

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

For lessees, the lease accounting standard ASC 842, Leases requires the lessee to recognize the assets and liabilities that arise from the leases. A lessee can classify a lease as either a finance lease or operating lease based on meeting certain criteria under ASC 842. In connection with the accounting standard, the Company is required to determine the incremental borrowing rate that is used as the discount rate in calculating the present value of lease payments for the duration of the lease term to measure the lease asset, Right-of-Use Asset (“ROU”) and lease liability. Given the extended lease term, estimating the incremental borrowing rate requires significant judgment from the Company. The Company has determined that the two ground leases qualify as operating leases. As of March 31, 2026 and December 31, 2025, the Company has $16,092,173 and $16,115,737 of ROU, respectively, and $16,092,173 and $16,115,737 lease liability, respectively. Under this guidance, for both the three months ended March 31, 2026 and March 31, 2025, the Company has recognized lease expense of $193,695, and is included within the accompanying consolidated statements of operations.

The following table reflects the base cash rental payments due from the Company as of March 31, 2026:

Year	Future Base Rent Payments
2026 (remaining)	489,899
2027	653,198
2028	653,198
2029	653,198
2030	653,198
Thereafter	33,287,559
Total	$36,390,250

Litigation and Regulatory Matters

As of March 31, 2026 and December 31, 2025, the Company was not subject to litigation nor was the Company aware of any litigation pending against it. The Company has entered into customary guaranty agreements (the “Guaranty Agreements”) in connection with the financing of certain specific investments, including the acquisition of the FM Property, the Buchanan Property, the CO Property, and the Summerfield Property, as further described in Note 8 — Loans Payable. Pursuant to the Guaranty Agreements, the Company has guaranteed any losses or liabilities that the lenders may incur as a result of the occurrence of certain enumerated bad acts as defined in the Guaranty Agreements. The Company has also guaranteed the repayment of obligations and indebtedness due to the lenders upon the occurrence of certain enumerated events as defined in the Guaranty Agreements. Additionally, in regard to the FM Property, the Buchanan Property, the CO Property, and the Summerfield Property, the Company has also agreed to indemnify the lenders against certain environmental liabilities.

As of March 31, 2026, the Company’s liability under these arrangements is not quantifiable and the potential for the Company to be required to make payments under the Guaranty Agreements is remote. Accordingly, no contingent liability is recorded in the Company’s unaudited consolidated balance sheet for these arrangements.

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

Concentrations of credit risk arise when a number of tenants are engaged in similar business activities, or activities in the same geographic region, or have similar economic features that would cause their ability to meet contractual obligations, including those to the Company, to be similarly affected by changes in economic conditions. The Company is subject to tenant, geographic and industry concentrations. Any downturn of the economic conditions in one or more of these tenants, states or industries could result in a material reduction in the Company’s cash flows or material losses to the Company. The Company believes it mitigates this risk by employing a comprehensive set of controls around acquisitions which include detailed due diligence of all lessees. In addition, the Company monitors published credit ratings of its tenants, when available.

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

The following describes the methods the Company uses to estimate the fair value of the Company’s financial assets and liabilities:

Investment in infrastructure fund, at fair value — The Company’s investment in the Data Center is carried at NAV as a practical expedient. The Company estimates the fair value of its investment in infrastructure fund using the Company's share of the NAV as reported by the fund manager of the Data Center. As of March 31, 2026, the fair value was $9,531,627.

Loans payable —The fair value is estimated by discounting the expected cash flows based on estimated borrowing rates available to the Company as of the measurement date. The current period liabilities’ carrying and fair values exclude net deferred financing costs. These financial instruments are valued using Level 2 inputs. As of March 31, 2026 and December 31, 2025, the estimated fair value of the Company’s loans payable was $563,909,975 and $564,704,349, respectively (excluding deferred financing costs). The Company has not elected the fair value option, and as such has accounted for its debt using the amortized cost method.

Derivative Assets and Liabilities — The Company's derivative assets and liabilities, which are included in Derivative assets, at fair value and Derivative liabilities, at fair value, respectively, in the unaudited consolidated financial statements, are comprised of an interest rate swap and interest rate cap (Note 15). The Company measures derivative instruments at fair value and records them as assets or liabilities, depending on the Company's rights or obligations under the applicable derivative contract. The valuation of the Company's derivative instruments is determined using a discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, as well as observable market-based inputs, including interest rate curves. These derivative instruments were classified within Level 2 of the fair value hierarchy.

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

Additionally, in conjunction with the Keller Loan, the Company entered into an interest rate cap agreement for a notional amount of $31,277,000. See Note 8 – Loans Payable for further details. The interest rate cap agreement terminated on March 1, 2026.

The table below presents the fair value of the Company’s derivative financial instrument as well as its classification on the consolidated balance sheet as of March 31, 2026, and December 31, 2025:

	Balance Sheet Location	March 31, 2026	December 31, 2025
Derivatives designated as hedging instruments:
Interest rate “pay-fixed” swap	Derivative assets, at fair value	$5,920,323	$5,720,505

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

The changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive loss (“AOCI”) and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three months ended March 31, 2026 and March 31, 2025, an amount of $324,591 and $419,244, respectively, was reclassified into earnings and has been recorded within Interest expense in the accompanying consolidated statement of operations.

As of March 31, 2026 the Company had the following derivatives that were designated as cash flow hedges of interest rate risk:

	March 31, 2026
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

During the three months ended March 31, 2026 and March 31, 2025, the Company recorded a loss on derivatives not designated as hedges of $8,767 and $74,680, respectively, within Interest expense in the accompanying consolidated statement of operations. The interest rate derivative not designated as a hedge terminated March 1, 2026.

Credit Risk-Related Contingent Features

The agreements the Company has with the Company’s derivative counterparties contain cross-default provisions that could trigger a declaration of default on the Company’s derivative obligations if the Company defaults, or is capable of being declared in default, on certain of the Company’s indebtedness. As of March 31, 2026, the Company had not been declared in default on any of its derivative obligations. The estimated fair value of the Company’s derivatives in a net asset position was $5,920,323 as of March 31, 2026. The estimated fair value of the Company’s derivatives in a net asset position was $5,729,272 as of December 31, 2025.

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

Refer to the Company's consolidated statements of operations for additional information. The following table shows components used by the CODM:

	For the Three Months Ended March 31,
	2026	2025
Total revenue	$26,568,086	$23,681,363
Non-compensation related operating expenses(1)	$21,758,283	$17,622,412
Interest expense, net	$(7,123,437)	$(6,845,731)
Income from other sources	$186,249	$435,157

Note: (1) For the three months ended March 31, 2026 and March 31, 2025, non-compensation related operating expenses included $8.7 and $8.9 million, respectively, of depreciation and amortization.

As of March 31, 2026 and December 31, 2025, the Company had total assets of $1.1 and $1.1 billion, respectively. See the Company’s consolidated balance sheets for more information.

The CODM evaluates the operating results and revenue of the Company regardless of geographic location as property and asset management accordingly.

Note 17 – Subsequent Events

Series A Preferred Stock Underwritten Public Offering

On April 8, 2026, the Company issued and sold 800,000 shares of its 9.50% Series A Cumulative Redeemable Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”) at a public offering price of $25.00 per share, in an underwritten public offering pursuant to an effective registration statement on Form S-11 (Registration No. 333-294576) filed with the SEC (the “Preferred Stock Offering”). The Company received net proceeds of approximately $20 million, before deducting the underwriting discounts and other estimated offering expenses. The Company also granted the underwriters a 30-day option to purchase an additional 120,000 shares of Series A Preferred Stock to cover over-allotments. Dividends on the Series A Preferred Stock are cumulative and payable quarterly in arrears at a rate per annum equal to 9.50% per annum of the $25.00 liquidation preference. The Series A Preferred Stock is listed on the New York Stock Exchange under the symbol CFTR-PRA.

Additional Purchase by CF RE Holdings

Subsequent to March 31, 2026, CF RE Holdings purchased 100,000 shares of Series A Preferred Stock in the Preferred Stock Offering for an aggregate purchase price of $2.5 million.

Disposition of Fisher Road Property

On April 16, 2026, the Company sold the Fisher Road Property for a gross sales price of $70 million, resulting in a realized gain of approximately $13 million.

Acquisition of Biscayne DST

On May 6, 2026, CFI, acquired a 380‑unit multifamily property, CF Biscayne Multifamily DST (the "Biscayne DST"), located in Miami, Florida, for an aggregate purchase price of $206 million. In connection with this acquisition, the Company serves as guarantor of the related mortgage loan, which has an outstanding principal balance of approximately $123 million.

Common Stock Repurchases

Subsequent to March 31, 2026, the Company received and completed 147 eligible repurchase requests for a total of 225,436 shares in the amount of $4,557,913.

Status of the Offerings

As of May 8, 2026, the Company had 11,068,717 shares of its common stock outstanding (consisting of 2,943,968 Class AX shares, 4,943 Class TX shares, 1,004,978 Class IX shares, 1,245,719 Class T shares, 5,457 Class S shares, 437,991 Class D shares, and 5,425,661 Class I shares) in the Common Stock Offerings resulting in aggregate net proceeds of $291,457,453 to the Company as payment for such shares, and 800,000 shares of its Series A Preferred Stock outstanding in the Preferred Stock Offering resulting in aggregate net proceeds of $18,923,750 to the Company as payment for such shares.

Distributions

As authorized by the board of directors of the Company, on April 6, 2026 the Company declared the following distributions for each class of the Company’s common stock and Class I and Class T operating partnership units as rounded to the nearest four decimal places (5.00% of NAV per share class on an annual basis):

March Gross Distribution
Class I Shares	0.08536
Class D Shares	0.08107
Class S Shares	0.07076
Class T Shares	0.07076
Class IX Shares	0.08536
Class AX Shares	0.08536
Class TX Shares	0.06818
Class I Operating Partnership Units	0.08536
Class T Operating Partnership Units	0.07075

The net distributions for each class of common stock (which represents the gross distributions described above less any distribution fee for the applicable class of common stock as described in the Company’s applicable prospectus) and Class I and Class T operating partnership units are payable to stockholders of record immediately following the close of business on March 31, 2026 and was paid on or about April 6, 2026. These distributions were paid in cash or reinvested in shares of the Company’s common stock for stockholders participating in the DRP. Some or all of the cash distributions may be paid from sources other than cash flow from operations.

As authorized by the board of directors of the Company, on May 6, 2026 the Company declared the following distributions for each class of the Company’s common stock and Class I and Class T operating partnership units as rounded to the nearest four decimal places (5.00% of NAV per share class on an annual basis):

April Gross Distribution
Class I Shares	0.08310
Class D Shares	0.07891
Class S Shares	0.06891
Class T Shares	0.06891
Class IX Shares	0.08310
Class AX Shares	0.08310
Class TX Shares	0.06642
Class I Operating Partnership Units	0.08310
Class T Operating Partnership Units	0.06894

The net distributions for each class of common stock (which represents the gross distributions described above less any distribution fee for the applicable class of common stock as described in the Company’s applicable prospectus) and Class I and Class T operating partnership units are payable to stockholders of record immediately following the close of business on April 28, 2026 and was paid on or about May 6, 2026. These distributions were paid in cash or reinvested in shares of the Company’s common stock for stockholders participating in the DRP. Some or all of the cash distributions may be paid from sources other than cash flow from operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the unaudited consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. In addition to historical data, this discussion contains forward-looking statements as that term is defined under the Private Securities Litigation Reform Act of 1995 ("PSLRA"), Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Those statements include statements regarding Cantor Fitzgerald Income Trust, Inc.’s, (the “Company”) business, operations and financial performance based on current expectations that involve risks, uncertainties and assumptions. The Company’s actual results may differ materially from those in this discussion as a result of various factors, including but not limited to those discussed under “Risk Factors” in the Company’s Registration Statement on Form S-11 (File No. 333-273828) (the “Registration Statement”), under Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, and elsewhere in this Quarterly Report on Form 10-Q. The Company does not undertake to revise or update any forward-looking statements.

Forward-Looking Statements

This Form 10-Q contains "forward-looking statements," as that term is defined under the PSLRA, Section 27A of the Securities Act, and Section 21E of the Exchange Act. Forward-looking statements include statements about the Company’s business, including, in particular, statements about the Company’s plans, strategies and objectives. You can generally identify forward-looking statements by the Company’s use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue” or other similar words. These statements include the Company’s plans and objectives for future operations, including plans and objectives relating to future growth and availability of funds, and are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to these statements involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to accurately predict and many of which are beyond the Company’s control. Although the Company believes the assumptions underlying the forward-looking statements, and the forward-looking statements themselves, are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that these forward-looking statements will prove to be accurate and the Company’s actual results, performance and achievements may be materially different from that expressed or implied by these forward-looking statements. The Company intends that all forward-looking statements be subject to the safe-harbor provisions of the PSLRA. In light of the significant uncertainties inherent in these forward-looking statements, the inclusion of this information should not be regarded as a representation by the Company or any other person that the Company’s objectives and plans, which the Company considers to be reasonable, will be achieved.

You should carefully review Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, and elsewhere in this Quarterly Report on Form 10-Q for a discussion of the risks and uncertainties that we believe are material to our business, operating results, prospects and financial condition. Except as otherwise required by federal securities laws, we do not undertake to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

In addition to the Company’s continuous public offering of shares of common stock, on April 8, 2026, the Company closed on an underwritten public offering of 800,000 shares of Series A Preferred Stock (the “Preferred Stock Offering”).

As of May 8, 2026, the Company had sold 2,943,968 Class AX shares, 4,943 Class TX shares, 1,004,978 Class IX shares, 1,245,719 Class T shares, 437,991 Class D shares, 5,457 Class S shares, and 5,425,661 Class I shares of common stock in the Primary Offering and the primary portion of the Follow-on Offering, as well as 21,520 Class AX shares, 16 Class TX shares, 9,844 Class IX shares, 5,559 Class T shares, 2,213 Class D shares, 21 Class S shares, and 34,442 Class I shares in the DRP for aggregate net proceeds of $291,457,453 in the Initial Offering, the Follow-On Offering, and the Third Offering (collectively, the “Common Stock Offerings”) and 800,000 shares of Series A Preferred Stock for aggregate net proceeds of $18,923,750 in the Preferred Stock Offering (collectively with the Common Stock Offerings, the “Offerings”).

Prior to the commencement of the Follow-On Offering, the Company determined its NAV as of the end of each quarter. NAV, as defined, is calculated consistent with the procedures set forth in the Company’s prospectus and excludes any organization and offering expenses paid by the Advisor on the Company’s behalf (other than selling commissions, dealer manager fees and distribution fees) (“O&O Costs”), with such costs to be reflected in the Company’s NAV to the extent the Company reimburses the Advisor for these costs. Upon commencement of the Follow-On Offering, the Company started determining its NAV on a monthly basis, beginning with the determination of NAV as of July 31, 2020. As of March 31, 2026, the Company’s NAV was $20.22 per Class AX share, Class IX share, Class I share, and Class I OP units, $20.21 per Class D share, and Class T OP units, $20.20 per Class TX share, Class T share, and Class S share. For further discussion of the Company’s NAV calculation, please see “—Net Asset Value”.

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

As of March 31, 2026, the Company had made the following investments:

•
A retail property located in Grand Rapids, Michigan (the “GR Property”).
•
An office property located in Fort Mill, South Carolina (the “FM Property”).
•
An office property located in Columbus, Ohio (the “CO Property”).
•
A flex industrial property located in Lewisville, TX (the “Lewisville Property”).
•
A controlling interest of 16.70% in a Delaware Statutory Trust, CF Net Lease Portfolio IV DST (the "Net Lease DST"), which owns seven properties (individually, a "Net Lease DST Property" and collectively the "Net Lease DST Properties").
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
•
A controlling interest of 100% in a Delaware Statutory Trust, CF Summerfield Multifamily DST (the “Summerfield DST”), which owns a multifamily residential property located in Landover, MD (the “Summerfield Property”).
•
An industrial property located in Cleveland, OH (the “Madison Ave Property”).

•
A controlling interest of 27.45% in a Delaware Statutory Trust, (the “Valencia DST”), which owns a life sciences laboratory and research office property located in Valencia, California (the “Valencia Property”).
•
An office property located in Cupertino, CA (the “De Anza Property”).
•
A controlling interest of 14.90% in a Delaware Statutory Trust, CF Kacey Multifamily DST (the “Kacey DST”), which owns a multifamily residential property located in Kingwood, Texas (the “Kacey Property”).
•
A controlling interest of 21.20% in a Delaware Statutory Trust, CF Industry Multifamily DST (the “Industry DST”), which owns a multifamily residential property located in Columbus, OH (the “Industry Property”).
•
An industrial dry/cold storage facility located in Columbus, OH (the “Fisher Road Property”).
•
A controlling interest in a Delaware Statutory Trust, CF Landings Multifamily DST (the "Longmire DST"), located in Conroe, TX (the “Longmire Property”).
•
A controlling interest of 37.17% in a Delaware Statutory Trust, (the “ON3 DST”), which owns an office located in Nutley, NJ (the “ON3 Property”).
•
A controlling interest of 66.94% in a Delaware Statutory Trust, CF West End Multifamily DST (the "West End DST"), which owns a multifamily residential property located in Lenexa, KS (the "West End Property").
•
A controlling interest of 22.58% in a Delaware Statutory Trust, CF Palms Multifamily DST (the "Palms DST"), which owns a multifamily residential property located in Houston, TX (the "Palms Property").
•
An acre of land located in Greenfield, IN (the "Mount Comfort Land").
•
A controlling interest of 100% in a Delaware Statutory Trust, CF Pearland Multifamily DST (the "Pearland DST"), which owns a multifamily residential property located in Pearland, TX (the "Pearland Property").
•
A controlling interest of 100% in a Delaware Statutory Trust, CF WAG Portfolio DST (the "WAG Portfolio DST"), which owns eight properties (individually, a "WAG Portfolio Property" and collectively the "WAG Portfolio Properties").
•
A controlling interest of 100% in CF WAG MH (the "WAG MH"), which owns nine properties (individually, a "WAG MH Property" and collectively the "WAG MH Properties").
•
An investment commitment of $10,000,000 in Digital Bridge AI Infrastructure A, LP, a $500 million investment vehicle with commitments to four data center businesses across the U.S., Canada, and EMEA (the "Data Center"). As of March 31, 2026, $8,699,629 has been called for and funded to the investment in the Data Center.

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

Operating Highlights

First Quarter of 2026 Activity

•
Sold 711,303 shares of common stock in the Common Stock Offerings, including shares converted from OP units, for gross proceeds of approximately $14 million. Repurchased 554,333 shares of common stock in the Common Stock Offerings for gross proceeds of approximately $11 million.
•
On January 23, 2026, the Company, through the Operating Partnership, disposed of the Battery Street property (the "SF Property") for $5,581,462, realizing a loss of $228,332.

•
During the three months ended March 31, 2026, $520,332 was called for and funded to the investment in the Data Center.
•
As of March 31, 2026, the Longmire DST Offering was fully syndicated and completed.
•
On February 1, 2026, a total of $74,970,355 of OP equity was issued for 3,730,153 OP units in connection with:
i.
the exercise of the fair market value option to acquire the remaining 95% of the Pearland DST interests in exchange for 917,018 OP units and a cash payment of $1.7 million; and
ii.
tender offers of OP units in exchange for DST interests in ON3 DST, West End DST, Palms DST, Kacey DST, Valencia DST, Industry DST, and Net Lease DST.
•
On February 5, 2026, the Fisher Road Property entered into a purchase and sale agreement with Saxum Investment Company, LLC. Subsequent to March 31, 2026, the Fisher Road Property was sold.

Portfolio Information

As of March 31, 2026, the Company owned interests in 42 real properties and a plot of land as described below:

Portfolio	Ownership Percentage	Location	Number of Properties	Square Feet/ Acre	Remaining Lease Term(1)	Acquisition Date	Purchase Price(2)
Walgreens Grand Rapids ("GR Property")	100%	Grand Rapids, MI	1	14,552	11.3 years	July 2017	$7,936,508
CF Net Lease Portfolio IV DST ("Net Lease DST Properties")	16.70%	Various	7	103,537	10.7 years	September 2017	$35,706,642
Daimler Trucks North America Office Building ("FM Property")	100%	Fort Mill, SC	1	150,164	2.8 years	February 2018	$40,000,000
Alliance Data Systems Office Building ("CO Property")	100%	Columbus, OH	1	241,493	6.5 years	July 2018	$46,950,000
Hoya Optical Labs of America ("Lewisville Property")	100%	Lewisville, TX	1	89,473	2.3 years	November 2018	$14,120,000
Martin Brower Industrial Buildings ("Buchanan Property")	100%	Phoenix, AZ	1	93,302	6.0 years	November 2019	$17,300,000
Multifamily Residential Property ("Keller Property")	5%	Carrolton, TX	1	255,627	multiple(3)	February 2021	$56,500,000
Multifamily Residential Property ("Summerfield Property")	100%	Landover, MD	1	452,876	multiple(3)	March 2021	$115,500,000
Amazon Last Mile Cleveland ("Madison Ave Property")	100%	Cleveland, OH	1	168,750	5.0 years	May 2021	$30,800,000
Valencia California ("Valencia Property")	27.45%	Santa Clarita, CA	1	180,415	9.8 years	July 2021	$92,000,000
De Anza Plaza Office Buildings ("De Anza Property")	100%	Cupertino, CA	1	83,959	5.3 years	July 2021	$63,750,000
Multifamily Residential Property ("Kacey Property")	14.90%	Kingwood, TX	1	296,991	multiple(3)	November 2021	$67,000,000
Multifamily Residential Property ("Industry Property")	21.20%	Columbus, OH	1	187,678	multiple(3)	December 2021	$81,000,000
Mars Petcare Dry/Cold Storage Facility ("Fisher Road Property")	100%	Columbus, OH	1	465,256	6.2 years	March 2022	$58,000,000
Multifamily Residential Property ("Longmire Property")	—%	Conroe, TX	1	231,720	multiple(3)	April 2022	$43,400,000
Office Tower ("ON3 Property")	37.17%	Nutley, NJ	1	332,818	12.8 years	April 2022	$131,667,000
Multifamily Residential Property ("West End Property")	66.94%	Lenexa, KS	1	299,813	multiple(3)	August 2022	$69,375,000
Multifamily Residential Property ("Palms Property")	22.58%	Houston, TX	1	222,672	multiple(3)	August 2022	$48,000,000
Land ("Mount Comfort Land")	100%	Greenfield, IN	0	1 - acre	10.0 years	October 2022	$445,000
Multifamily Residential Property ("Pearland Property")	100%	Pearland, TX	1	219,624	multiple(3)	June 2023	$40,500,000
CF WAG Portfolio DST ("WAG Portfolio Properties")	100%	Various	8	118,339	10.7 years	September 2024	$42,000,000
WAG MH Property ("WAG MH Properties")	100%	Various	9	139,305	10.7 years	January 2025	$50,130,000
(1)
Reflects number of years remaining until the tenant’s first termination option.

(2)
Reflects the contract purchase price at 100% ownership as opposed to adjusted for current ownership percentage as applicable.
(3)
Indicates individual tenant leases (with 1-year average lease term) for the multifamily residential properties.

As of March 31, 2026, lease expirations related to the Company’s net lease portfolio of real estate assets, (excluding multifamily and Data Center investments), based on each asset’s fair value used in determining the Company's NAV, were as follows:

•
2026 – 0.0%
•
2027 – 0.0%
•
2028 – 10.6%
•
2029 – 0.0%
•
2030 – 0.0%
•
2031 – 19.6%
•
2032 – 31.1%
•
2033 – 0.0%
•
2034 – 0.0%
•
2035 – 4.9%
•
After 2036 – 33.8%

As of March 31, 2026, the industry concentration of the Company’s portfolio of real estate assets, based on each asset’s fair value used in determining the Company's NAV, was as follows:

•
Multifamily – 36.3%
•
Single Tenant Office – 25.9%
•
Distribution/Logistics – 19.5%
•
Single Tenant Necessity Retail – 13.9%
•
Single Tenant Life Sciences – 3.1%
•
Data Center – 1.3%

As of March 31, 2026, the geographic concentration of the Company’s portfolio of real estate assets, based on each asset’s fair value used in determining the Company's NAV, was as follows:

•
Ohio – 22.4%
•
Texas – 17.8%
•
Maryland – 16.7%
•
California – 11.4%
•
New Jersey – 7.1%
•
Kansas – 6.8%
•
Wisconsin – 5.5%
•
South Carolina – 4.3%
•
Arizona – 4.1%
•
Other – 3.9%

As of March 31, 2026, the investment type concentration of the Company’s portfolio of real estate assets, based on each asset’s fair value used in determining the Company's NAV, was as follows:

•
Common Equity – 100%

As of March 31, 2026, the maturity concentration of debt secured by the Company's portfolio of real estate assets (including the Company's credit facility, which makes up the majority of debt maturing in 2028, and has two one-year extension options), based on principal balances and adjusted for ownership percentage, was as follows:

•
2026 – 0.0%
•
2027 – 0.0%
•
2028 – 32.3%
•
2029 – 0.0%
•
2030 – 2.3%
•
2031 – 35.2%
•
2032 – 24.4%
•
2033 – 5.8%
•
2034 – 0.0%
•
2035 – 0.0%
•
After 2036 – 0.0%

As of March 31, 2026, the weighted average lease term remaining of the Company’s portfolio of real estate assets (excluding multifamily and data center investments), based on each asset’s fair value used in determining the Company's NAV, was 7.6 years.

As of March 31, 2026, the weighted average occupancy of the Company’s portfolio of real estate assets, based on each asset’s fair value used in determining the Company's NAV, was 96.0%. For the Company's industrial, retail and office investments, occupancy includes all leased square footage as of the date indicated. For the Company's multifamily investments, occupancy is defined as the percentage of units occupied on the date indicated.

Related Party Transactions

The Company has entered into agreements with the Advisor, the Dealer Manager and CFI and its affiliates, whereby the Company pays certain fees and reimbursements to these entities during the various phases of the Company’s organization and operation. During the organization and offering stage, these include payments to the Dealer Manager for selling commissions, the dealer manager fee, distribution fees, and payments to the Advisor for reimbursement of organization and offering costs. During the acquisition and operational stages, these include payments for certain services related to the management and performance of the Company’s investments and operations provided to the Company by the Advisor and its affiliates pursuant to various agreements the Company has entered into with these entities. In addition, CFI has provided Sponsor Support in connection with the Initial Offering, which is subject to reimbursement under certain circumstances. See Note 10 — Related Party Transactions in the Notes to the unaudited consolidated financial statements contained elsewhere in this Quarterly Report on Form 10-Q for additional information concerning the Company’s related party transactions and agreements.

Results of Operations

Rental Revenues

For the three months ended March 31, 2026 and March 31, 2025, the Company earned rental revenues of $20,141,195 and $19,800,120, respectively.

The Company’s rental revenues consist primarily of rental income from triple net leased commercial properties and multifamily properties. The increase in rental revenues of $341,075 for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, was primarily due to the acquisition of rental income-producing properties, namely the WAG MH Property and an increase in rent from existing rental income producing properties.

Other property operating revenues

For the three months ended March 31, 2026 and March 31, 2025, the Company earned other property operating revenues of $6,426,891 and $3,881,243, respectively.

Other property operating revenues consists of amounts received by the Company from the tenants of its properties for utilities and other amenities and for reimbursable expenses paid by the Company on behalf of the tenants in accordance with the provisions of the respective property leases. The increase in other property operating revenues of $2,545,648 for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, was primarily due to the periods increase in revenues from the income producing properties.

General and Administrative Expenses

For the three months ended March 31, 2026 and March 31, 2025, the Company incurred general and administrative expenses of $990,882 and $73,992, respectively.

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

The increase in general and administrative expenses of $916,890 during the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, was primarily due to an increase in various corporate level expenses. As of March 31, 2026, the Advisor has waived all unreimbursed operating expenses incurred through the end of fiscal year 2025 that otherwise may have been eligible for reimbursement.

Depreciation and Amortization

For the three months ended March 31, 2026 and March 31, 2025, the Company incurred depreciation and amortization of $8,739,290 and $8,930,713, respectively.

The decrease in depreciation and amortization expenses of $191,423 for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, was primarily due to disposition of the SF property and classification of the Fisher Road property as held for sale.

Management Fees

For the three months ended March 31, 2026 and March 31, 2025, the Company incurred management fees of $1,133,762 and $1,513,521, respectively.

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

Prior to January 1, 2026, the asset management fee equaled one‑twelfth of 1.20% of the Company’s most recently disclosed NAV. Effective January 1, 2026, the fee was reduced to one‑twelfth of 0.75% per annum, payable by the Company based on its NAV and by the Operating Partnership based on the NAV attributable to limited partnership units held by unitholders other than the Company (excluding special limited partnership interests).

The decrease in management fees of $379,759 for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, was primarily due to the decrease in asset management fee rate.

Property Operating Expenses

For the three months ended March 31, 2026 and March 31, 2025, the Company incurred property operating expenses of $10,894,349 and $7,104,186, respectively.

The property operating expenses consist of reimbursable expenses paid by the Company on behalf of its tenants in accordance with the provisions of the respective property leases and operating expenses incurred in maintaining and operating the multifamily properties. The increase in property operating expenses of $3,790,163 for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025 was primarily due to an increase in real estate taxes and existing property operating expenses during such period.

Income from Investments in Real Estate-Related Assets

Income from investments in real estate assets is earned on the Company's investment in the Station DST. For the three months ended March 31, 2026 and March 31, 2025, the Company earned income from investments in real estate-related assets of $17,733 and $24,424, respectively.

The decrease in income from investments in real estate-related assets of $6,691 during the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, was due to the Company's share of income earned at Station DST.

Interest Income

For the three months ended March 31, 2026 and March 31, 2025, the Company earned interest income of $168,516 and $280,733, respectively.

Interest income is composed of interest earned on interest bearing cash deposit accounts with banking institutions.

The decrease in interest income of $112,217 during the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, was primarily due to a decrease in the cash held by the Company in interest bearing deposit accounts.

Unrealized gain from investment in infrastructure fund, at fair value

For the three months ended March 31, 2026, the Company had an unrealized gain of $359,433 from investment in infrastructure fund. For the three months ended March 31, 2025, the Company had no gain or loss from investment in infrastructure fund.

The Company's gain from investment in infrastructure fund consists of unrealized gain on the Company's investment in the Data Center. The increase in gain from investment in infrastructure fund of $359,433 during the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, was primarily due to the Company's investment in the Data Center.

Loss on Extinguishment of Debt

For the three months ended March 31, 2026, the Company did not have any loss or gain on extinguishment of debt. For the three months ended March 31, 2025, the Company incurred a loss on extinguishment of debt of $333,574.

The Company's loss on extinguishment of debt consists of unamortized debt issuance costs, prepayment fees and miscellaneous fees paid to the original lender. The decrease in loss on extinguishment of debt of $333,574 during the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, was due to no debt being refinanced or paid off in the period presented.

Loss on disposition of real estate

For the three months ended March 31, 2026, the Company incurred a loss on disposition of real estate of $228,332. For the three months ended March 31, 2025, the Company did not have any loss or gain on disposition of real estate.

The Company's increase in loss on disposition of real estate of $228,332 during the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, was due to the disposition of the SF Property.

Other Income

For the three months March 31, 2026, the Company did not earn any other income. For the three months ended March 31, 2025, the Company earned other income of $130,000.

The Company's decrease in other income of $130,000 during the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, was primarily due to a decrease in refunds across other properties in the period presented.

Other Expense

For the three months March 31, 2026, the Company incurred other expense of $1,878,941. For the three months ended March 31, 2025, the Company did not incur any other expense.

The Company's increase in other expense of $1,878,941 during the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, was primarily due to accrued closing costs in connection with the Fisher Road Property being classified as held for sale.

Interest Expense

For the three months ended March 31, 2026 and March 31, 2025, the Company incurred interest expense of $7,123,437 and $6,845,731, respectively.

Interest expense is composed of interest paid and accrued on the Company’s outstanding loans payable, and also includes amortization of deferred financing costs and gains from the interest rate cap.

The increase in interest expense of $277,706 during the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, was due to the increase of the advances on the Citizens Facility and increase in SOFR rate netted against the gains from the interest rate cap.

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

The following table presents a reconciliation of FFO to net income (loss):

Three months ended March 31, 2026
Net income (loss)	$(3,875,225)
Net income (loss) attributable to non-controlling interests in consolidated subsidiaries	374,118
Net income (loss) attributable to non-controlling interests in CFIT OP	985,082
Net income (loss) attributable to common stockholders	$(2,516,025)
Adjustments:
Real estate depreciation and amortization	8,739,290
Loss on disposition of real estate	228,332
Accrued disposition related costs	1,878,941
Proportionate share of adjustments from non-controlling interests	(5,587,952)
Funds from Operations	$2,742,586

The following table presents a reconciliation of FFO to MFFO:

Three months ended March 31, 2026
Funds from Operations	$2,742,586
Adjustments:
Amortization of above-market lease intangibles	54,897
Amortization of below-market lease intangibles	(455,063)
Straight-line rent	(754,003)
Fair value adjustments on derivatives not deemed hedges	8,767
Fair value adjustments on infrastructure fund investment	359,433
Proportionate share of adjustments from non-controlling interests	2,049
Modified Funds from Operations	$1,958,666

Net Asset Value

On April 17, 2026, the Company’s board of directors approved an estimated NAV as of March 31, 2026 of $20.22 per Class AX, Class IX, Class I shares, and Class I OP units, $20.21 per Class D shares, and Class T OP units, and $20.20 per Class TX, Class T and Class S shares. The calculation of the Company’s estimated NAV was performed by Robert A. Stanger & Co., Inc. (“Stanger”), its independent valuation firm, in accordance with the procedures described in the “Net Asset Value Calculation and Valuation Procedures” section of the Company’s prospectus and under the oversight of the Company’s board of directors. Although the independent valuation firm performs the calculation of the Company’s estimated NAV, the Company’s board of directors is solely responsible for the determination of the Company’s estimated NAV.

Estimated NAV

The determination of NAV involves a number of assumptions and judgments, including estimates of the Advisor’s interest in disposition proceeds (if any). These assumptions and judgments may prove to be inaccurate. There can be no assurance that a stockholder would realize the most recently determined NAV per share if the Company were to liquidate or engage in another type of liquidity event today. In particular, the Company’s March 31, 2026 NAV is based on appraisals of the fair market value of certain of the Company’s real estate property investments which precede March 31, 2026 and, while the Company believes no material change has occurred in the value of these real estate property investments between the appraised value dates and March 31, 2026, Stanger has assumed no material change in property value has occurred since the appraisal date for those Appraised Properties with an appraised value date that preceded March 31, 2026. Furthermore, the Company’s March 31, 2026 NAV does not consider fees or expenses that may be incurred in providing a liquidity event, including reimbursement of amounts to the Advisor for O&O Costs and any operating expenses that have not been invoiced by the Advisor in accordance with the terms of the Advisory Agreement. The Company believes the methodology of determining the Company’s NAV conforms to the Institute for Portfolio Alternative’s Practice Guideline for Valuations of Publicly Registered Non-Listed REITs (April 2013) and is prepared in accordance with the procedure described in the “Net Asset Value Calculation and Valuation

Procedures” section of the Company’s prospectus. In addition, the Company’s board of directors periodically reviews the Company’s NAV policies and procedures.

The NAV for each class of shares is based on the value of the Company’s assets and the deduction of any liabilities, and any distribution fees applicable to such class of shares.

The following table provides a breakdown of the major components of the Company’s NAV pursuant to the Company’s valuation guidelines:

Components of NAV	March 31, 2026
Investment in real estate	$1,122,360,000
Investments in real estate-related assets	8,507,803
Investment in infrastructure fund, at fair value	9,531,627
Cash and cash equivalents and restricted cash	29,656,065
Other assets	13,668,884
Debt obligations (at Fair Market Value)	(563,909,975)
Due to related parties(1)	(12,003,547)
Accounts payable and other liabilities	(18,241,154)
Accrued performance participation allocation	—
Distribution fee payable the following month(2)	(28,644)
Non-controlling interests in subsidiaries	(228,602,839)
Sponsor Support repayment / special unit holder interest in liquidation	—
Net Asset Value	$360,938,220
Number of outstanding shares and OP units(3)	17,853,145

(1) Excluding the full distribution fee liability of $28,559. Distribution fee only relates to Class TX, Class T, Class D and Class S shares of common stock and Class T OP units.

(2) The distribution fee that is payable as of March 31, 2026 related to Class TX, Class T, Class D, Class S shares of common stock, and Class T OP units (is shown in the table below).

(3) Includes (i) Class AX, Class TX, Class IX, Class T, Class D, Class I, Class S shares of common stock; (ii) Class I OP and Class T OP units issued in connection with the exercise of fair market value options for various DST properties.

Due to rounding, numbers presented throughout this section may not add up precisely to the totals provided and percentages may not precisely reflect the absolute figures.

The following table provides a breakdown of the Company’s total NAV and NAV per share/OP unit by class as of March 31, 2026.

NAV Per Share	Class AX, IX & I Shares	Class TX Shares	Class T Shares	Class D Shares	Class S Shares	Class I OP Units	Class T OP Units	Total
Total gross assets at Fair Value	$633,671,296	$327,341	$83,571,801	$29,477,899	$361,287	$365,001,329	$71,313,426	$1,183,724,379
Distribution fees due and payable	—	(85)	(18,498)	(1,931)	(79)	—	(8,051)	(28,644)
Debt obligations (at Fair Market Value)	(301,872,269)	(155,940)	(39,812,454)	(14,042,865)	(172,112)	(173,881,601)	(33,972,734)	(563,909,975)
Due to related parties	(6,425,739)	(3,319)	(847,459)	(298,920)	(3,664)	(3,701,293)	(723,153)	(12,003,547)
Accounts payable and other liabilities	(9,764,856)	(5,044)	(1,287,839)	(454,253)	(5,566)	(5,624,658)	(1,098,938)	(18,241,154)
Accrued performance participation allocation	—	—	—	—	—	—	—	—
Non-controlling interests in subsidiaries	(122,375,666)	(63,216)	(16,139,526)	(5,692,821)	(69,772)	(70,489,669)	(13,772,169)	(228,602,839)
Quarterly NAV	$193,232,766	$99,737	$25,466,025	$8,987,109	$110,094	$111,304,108	$21,738,381	$360,938,220
Number of outstanding shares/units	9,557,145	4,937	1,260,445	444,591	5,449	5,505,016	1,075,562	17,853,145
NAV per share/unit	$20.22	$20.20	$20.20	$20.21	$20.20	$20.22	$20.21

The following table reconciles stockholders’ equity per the Company’s unaudited consolidated balance sheet to the Company’s NAV:

Reconciliation of Stockholders’ Equity to NAV	March 31, 2026
Stockholders’ equity under U.S. GAAP	$464,312,194
Adjustments:
Unrealized depreciation of real estate	(42,886,655)
Unrealized appreciation of real estate-related assets	3,325,883
Acquisition costs	(9,254,403)
Deferred financing costs, net	(4,887,051)
Accrued distribution fee(1)	(85)
Accumulated depreciation and amortization	164,836,668
Fair value adjustment of debt obligations	38,733,030
Deferred rent receivable	(18,718,199)
Derivative assets, at fair value	(5,920,323)
Non-controlling interests in subsidiaries	(228,602,839)
NAV	$360,938,220

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

The valuations of the Company's real properties as of March 31, 2026 were provided by Stanger or third-party appraisal firms in accordance with the Company's procedures. Certain key assumptions that were used by Stanger or third-party appraisal firms in the discounted cash flow analysis are set forth in the following table based on weighted-averages by property type at ownership interest.

March 31, 2026
	Single Tenant Office	Single Tenant Industrial	Multifamily	Single Tenant Life Sciences	Weighted-Average Basis
Exit Capitalization Rate	6.1%	6.5%	5.5%	6.3%	6.2%
Residual Discount Rate	7.3%	7.2%	7.0%	7.3%	7.2%
Average Holding Period (Yrs)	8.7	9.6	10.0	10.0	9.1

A change in the exit capitalization and discount rates used would impact the calculation of the value of the Company's real property. For example, assuming all other factors remain constant, the changes listed below would result in the following effects on the value of the Company's real properties.

	Hypothetical Change	Single Tenant Office	Single Tenant Industrial	Multifamily	Single Tenant Life Sciences	Weighted-Average Values
Exit Capitalization Rate	0.25% Increase	-2.6%	-2.5%	-2.6%	-2.0%	-2.5%
	0.25% Decrease	2.9%	2.7%	2.9%	2.2%	2.8%
Discount Rates	0.25% Increase	-1.6%	-1.7%	-1.9%	-1.8%	-1.7%
	0.25% Decrease	1.7%	1.7%	1.9%	1.8%	1.7%

Liquidity and Capital Resources

The Company is dependent upon the net proceeds from its Offerings to conduct its principal operations. The Company will obtain the capital required to purchase real estate and real estate-related investments and conduct its operations from the proceeds of the Offerings, any future offerings, from secured or unsecured financings from banks and other lenders and from any undistributed funds from its operations.

If the Company is unable to raise substantial funds in its Offerings, it will make fewer investments resulting in less diversification in terms of the type, number and size of investments it makes and the value of an investment in the Company will fluctuate with the performance of the limited assets it acquires. Further, the Company will have certain fixed operating expenses, including certain expenses as a public company and a REIT, regardless of whether it is able to raise substantial funds in the Offerings. The Company’s inability to raise substantial funds would increase its fixed operating expenses as a percentage of gross income, reducing its net income and limiting its ability to make distributions. As of March 31, 2026, the Company has raised gross proceeds of $508,354,210 in the Offerings.

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

As of March 31, 2026, the Company’s debt to tangible assets ratio was 55%. See Note 8 – Loans Payable of the Company’s outstanding debt arrangement as of March 31, 2026.

In addition to making investments in accordance with its investment objectives, the Company uses its capital resources to make certain payments to the Advisor and Dealer Manager. In conjunction with the Common Stock Offerings, payments are made to the Dealer Manager for selling commissions, dealer manager fees, and distribution fee payments. With regards to the total organization and offering costs, including selling commissions, dealer manager fees, distribution fees and reimbursement of other organization and offering costs, will not exceed 15% of the gross proceeds of each Offering, including proceeds from sales of shares under the DRP. Additionally, the Company expects to make payments to the Advisor in connection with the management of its assets and costs incurred by the Advisor in providing services to the Company.

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

Cash Flows

The following table provides a breakdown of the net change in the Company’s cash and cash equivalents and restricted cash:

Three months ended March 31, 2026
Cash flows from operating activities	$(6,005,271)
Cash flows from investing activities	889,837
Cash flows from financing activities	3,077,929
Decrease in cash and cash equivalents and restricted cash	$(2,037,505)

Operating Activities

During the three months ended March 31, 2026, net cash used in operating activities was $6,005,271, compared to $8,652,431 net cash provided by operating activities for the three months ended March 31, 2025. The change was primarily driven by routine operational activity, including a reduction in cash inflows during the period and an decrease in due to related parties. (see “—Results of Operations”).

Investing Activities

During the three months ended March 31, 2026, net cash provided by investing activities was $889,837, compared to $6,340,893 net cash used in investing activities for the three months ended March 31, 2025. The change was primarily due to an increase of $3,912,434 in proceeds from disposition of real estate, and a decrease of $4,931,436 from purchase of interest in infrastructure fund.

Financing Activities

During the three months ended March 31, 2026, net cash provided by financing activities was $3,077,929, compared to $14,116,948 net cash used in financing activities for the three months ended March 31, 2025. The change was primarily driven by an increase of $10,766,650 from proceeds of common stock, an increase in syndicated ownership interest of $8,440,905, and an increase of $3,277,727 of distributions to and redemptions of non-controlling interests.

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

The following table summarizes the Company’s distributions declared during the three months ended March 31, 2026 and March 31, 2025:

	Three months ended March 31, 2026		Three months ended March 31, 2025
	Amount	Percent	Amount	Percent
Distributions
Paid in cash	$1,263,946	46%	$2,202,110	47%
Payable	932,073	33%	1,627,160	34%
Reinvested in shares	599,554	21%	924,778	19%
Total distributions	$2,795,573	100%	$4,754,048	100%
Sources of Distributions:
Operating cash flows	$—	0%	$4,754,048	100%
Indebtedness	—	0%	—	0%
Offering proceeds	2,795,573	100%	—	0%
Total sources of distributions	$2,795,573	100%	$4,754,048	100%

During the three months ended March 31, 2026 the Company declared $2,795,573, of distributions to its shareholders (including those reinvested in shares pursuant to the DRP), compared to the Company’s total aggregate MFFO of $1,958,666, for the three months ended March 31, 2026, and the Company’s total aggregate net loss of $3,875,225 for such period.

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

The Company evaluates all of its investments in real estate-related assets to determine if they are VIEs utilizing judgments and estimates that are inherently subjective. If different judgments or estimates were used for these evaluations, it could result in differing conclusions as to whether or not an entity is a VIE and whether or not to consolidate such entity. As of March 31, 2026, the Company concluded that it had investments in VIEs, and because the Company was deemed the primary beneficiary it consolidated such entities, as described in “Note 11 — Variable Interest Entities” in its accompanying unaudited consolidated financial statements included in Item 1. “Financial Statements (Unaudited) and Supplementary Data.”

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

Contractual Obligations

The following table presents the future principal payment due under the Company’s FM Loan, CO Loan, DST Loan, Buchanan Loan, Keller Loan, Valencia Loan, Kacey Loan, Industry Loan, ON3 Loan, West End Loan, Palms Loan, Pearland Loan, WAG MH Loan, and Credit Facility agreements as of March 31, 2026, which represents the Company’s aggregate contractual obligations and commitments with payments due subsequent to March 31, 2026.

Year	Amount
2026 (remaining)	55,077,086
2027	—
2028	150,619,669
2029	9,600,000
2030	—
Thereafter	387,346,250
Total	$602,643,005

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

The market risk associated with financial instruments and derivative financial instruments is the risk of loss from adverse changes in market prices or interest rates. The Company’s interest rate risk management objectives are to limit the impact of interest rate changes in earnings and cash flows and to manage overall borrowing costs. To achieve these objectives, from time to time, the Company may enter into interest rate hedge contracts such as swaps, collars and treasury lock agreements in order to mitigate interest rate risk with respect to various debt instruments. The Company would not hold or issue these derivative contracts for trading or speculative purposes. As of March 31, 2026, there are no such hedging contracts outstanding. The Company does not have any foreign operations and thus is not exposed to foreign currency fluctuations.

Interest Rate Risk

As of March 31, 2026, the Company had $444 million fixed rate debt and $158 million of floating rate debt. The Company uses derivative financial instruments to limit the exposure to interest rate changes associated with its borrowings. The use of derivative financial instruments carries certain risks, including the risk that the counterparties to these contractual arrangements are not able to perform under the agreements. To mitigate this risk, the Company only enters into derivative financial instruments with counterparties with high credit ratings and with major financial institutions with which the Company and its related parties may also have other financial relationships. The Company does not anticipate that any of the counterparties will fail to meet their obligations. (For further detail refer to Note 8 – Loans Payable).

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

As of March 31, 2026, lease expirations related to the Company’s net lease portfolio of real estate assets (excluding multifamily and Data Center investments), based on each asset’s fair value used in determining the Company's NAV, were as follows:

•
2026 – 0.0%
•
2027 – 0.0%
•
2028 – 10.6%
•
2029 – 0.0%
•
2030 – 0.0%
•
2031 – 19.6%
•
2032 – 31.1%
•
2033 – 0.0%
•
2034 – 0.0%
•
2035 – 4.9%
•
After 2036 – 33.8%

As of March 31, 2026, the industry concentration of the Company’s portfolio of real estate assets, based on each asset’s fair value used in determining the Company's NAV, was as follows:

•
Multifamily – 36.3%
•
Single Tenant Office – 25.9%
•
Distributions/Logistics – 19.5%
•
Single Tenant Necessity Retail – 13.9%
•
Single Tenant Life Sciences – 3.1%
•
Data Center – 1.3%

As of March 31, 2026, the geographic concentration of the Company’s portfolio of real estate assets, based on each asset’s fair value used in determining the Company's NAV, was as follows:

•
Ohio – 22.4%
•
Texas – 17.8%
•
Maryland – 16.7%
•
California – 11.4%
•
New Jersey – 7.1%
•
Kansas – 6.8%
•
Wisconsin – 5.5%
•
South Carolina – 4.3%
•
Arizona – 4.1%
•
Other – 3.9%

As of March 31, 2026, the investment type concentration of the Company’s portfolio of real estate assets, based on each asset’s fair value used in determining the Company's NAV, was as follows:

•
Common Equity – 100%

As of March 31, 2026, the maturity concentration of debt secured by the Company's portfolio of real estate assets (including the Company's credit facility, which makes up the majority of debt maturing in 2028, and has two one-year extension options), based on principal balances and adjusted for ownership percentage, was as follows:

•
2026 – 0.0%
•
2027 – 0.0%
•
2028 – 32.3%
•
2029 – 0.0%
•
2030 – 2.3%
•
2031 – 35.2%
•
2032 – 24.4%
•
2033 – 5.8%
•
2034 – 0.0%
•
2035 – 0.0%
•
After 2036 – 0.0%

As of March 31, 2026, the weighted average lease term remaining of the Company’s portfolio of real estate assets (excluding multifamily and data center investments), based on each asset’s fair value used in determining the Company's NAV, was 7.6 years.

As of March 31, 2026, the weighted average occupancy of the Company’s portfolio of real estate assets, based on each asset’s fair value used in determining the Company's NAV, was 96.0%. For the Company's industrial, retail and office investments, occupancy includes all leased square footage as of the date indicated. For the Company's multifamily investments, occupancy is defined as the percentage of units occupied on the date indicated.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period covered by this Quarterly Report on Form 10-Q that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business. As of March 31, 2026, the Company was not involved in any material legal proceedings.

Item 1A. Risk Factors.

The Company has disclosed in Part 1. Item 1A. – “Risk Factors” in its Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC, risk factors which materially affect its business, financial condition or results of operations. There have been no material changes from the risk factors previously disclosed, except as noted below. You should carefully consider the risk factors set forth in the Annual Report on Form 10-K for the year ended December 31, 2025 and the other information set forth elsewhere in this Quarterly Report on Form 10-Q. You should be aware that these risk factors and other information may not describe every risk facing the Company. Additional risks and uncertainties not currently known to the Company or that management currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

If the Company raises substantial proceeds from the Offerings in a short period of time, the Company may not be able to invest all of the proceeds promptly, which may cause the Company’s distributions and the Company’s stockholders’ investment returns to be lower than they otherwise would be.

The more shares the Company sells in the Company’s Offerings, the greater the Company’s challenge will be to invest all of the proceeds. The large size of the Company's Offerings increases the risk of delays in investing the Company’s net proceeds promptly and on attractive terms. Pending investment, the net proceeds of the Offerings may be invested in permitted temporary investments, which include short-term United States government securities, bank certificates of deposit and other short-term liquid investments. The rate of return on these investments, which affects the amount of cash available to make distributions to stockholders, has fluctuated in recent years and most likely will be less than the return obtainable from the type of investments in the real estate industry the Company seeks to acquire or originate. Therefore, delays the Company encounters in the selection, due diligence and acquisition or origination of investments would likely limit the Company’s ability to pay distributions to the Company’s stockholders and lower their overall returns. In addition, cash and cash equivalents may potentially subject the Company to concentration of risk and at times, balances with any one financial institution may exceed the Federal Deposit Insurance Corporation insurance limits. As of March 31, 2026, the Company had approximately $23.4 million of unrestricted cash and cash equivalents.

If the Company pays cash distributions from sources other than the Company’s cash flow from operations, the Company will have less funds available for investments and the Company’s stockholders’ overall return may be reduced.

The Company’s organizational documents do not restrict the Company from paying distributions from any source and do not restrict the amount of distributions the Company may pay from any source, including proceeds from the Offerings or the proceeds from the issuance of securities in the future, other third party borrowings, advances from the Advisor or CFI or from the Advisor’s deferral or waiver of its fees under the Advisory Agreement. Distributions may also be funded at least in part, indirectly, due to: (i) organizational and offering expenses paid on the Company's behalf by the Advisor, which may be subject to reimbursement to the Advisor or its affiliates, (ii) other expenses borne by the Advisor, that may be subject to reimbursement to the Advisor, and (iii) the Advisor's ability to elect to receive a portion of its asset management fee in Class I shares or Class I operating partnership units, which may be repurchased at a later date. In addition, these factors may have a smoothing effect on the Company's NAV. It is anticipated that during the offering and acquisition phase, when building the Company's portfolio and before the properties have had an opportunity to appreciate, distributions are more likely to be funded at least partially with cash flows from financing activities determined on a GAAP basis, which may include, among other things, offering proceeds and borrowings. This distribution policy may not be a sustainable long-term policy. Distributions paid from sources other than current or accumulated earnings and profits, particularly during the period before the Company has substantially invested the net proceeds from the Offerings, may constitute a return of capital for tax purposes. From time to time, particularly during the period before the Company has substantially invested the net proceeds from the Offerings, the Company may generate taxable income greater than the Company’s income for financial reporting purposes, or the Company’s taxable income may be greater than the Company’s cash flow available for distribution to stockholders. In these situations the Company may make distributions in excess of the Company’s cash flow from operations, investment activities and strategic financings to satisfy the REIT distribution requirement. In such an event, the Company would look first to other third party borrowings to fund these distributions. If the Company funds distributions from financings, the net proceeds from the Offerings or sources other than the Company’s cash flow from operations, the Company will have less funds available for investment in income-producing commercial real estate and the Company’s stockholders’ overall return may be reduced. In addition, if the aggregate amount of cash the Company distributes to stockholders in any given year exceeds the amount of the Company’s taxable income generated during the year, the excess amount will either be (1) a return of capital or (2) a gain from the sale or exchange of property to the extent that a stockholder’s basis in the Company’s common stock equals or is reduced to zero as the result of the Company’s current or prior year distributions. Such distributions may effectively dilute or reduce the value of the stockholders remaining interest in the Company’s net asset value.

If the Company pays distributions from sources other than the Company’s cash flow from operations, the Company will have less cash available for investments, the Company may have to reduce the Company’s distribution rate, the Company’s net asset value may be negatively impacted and the Company’s stockholders overall return may be reduced. As of March 31, 2026, the Company has declared cumulative distributions of $116,027,945, of which 16% of the Company’s cash distributions were paid using sources other than the cash flow from operations, including borrowings and proceeds from the Offerings. For the three months ended March 31, 2026, 100% of the Company’s cash distributions were paid using proceeds from the Offerings.

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

The Company’s Advisory Agreement provides that any operating expenses which have not been invoiced by the Advisor will not become the Company’s obligations. Without these provisions in the Company’s Advisory Agreement, such operating expenses, if invoiced, would likely be recorded as liabilities of the Company, which, in turn, would likely have a negative effect on the Company’s NAV per share. The incurrence of previously unbilled operating expenses likely will have a negative effect on the Company’s NAV per share. As of March 31, 2026, the Advisor has waived all unreimbursed operating expenses incurred through the end of fiscal year 2025 that otherwise may have been eligible for reimbursement.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

During the three months ended March 31, 2026, the Company did not complete any sales of unregistered securities.

Share Repurchase Program

Stockholders are eligible to have their shares repurchased by the Company pursuant to the Fourth Amended and Restated Share Repurchase Program (“share repurchase program”).

The share repurchase program included numerous restrictions that limit stockholders’ ability to have their shares repurchased. If repurchase requests, in the business judgment of the Company’s board of directors, place an undue burden on the Company’s liquidity, adversely affect its operations or risk having an adverse impact on stockholders whose shares are not repurchased, then the Company’s board of directors may terminate, suspend or amend the share repurchase program at any time without stockholder approval, if it deems such action to be in the best interest of the stockholders; provided that the board of directors cannot terminate the share repurchase program absent a liquidity event which results in the Company’s stockholders receiving cash or securities listed on a national securities exchange or where otherwise required by law (including in the event that the Company’s shares of common stock ever become listed on a national securities exchange or in the event a secondary market for shares of the Company’s common stock develops). Upon suspension of the share repurchase program, the board of directors is required to consider at least quarterly whether the continued suspension of the program is in the best interest of the Company and its stockholders; however, the board of directors is not required to authorize the re-commencement of the share repurchase program within any specified period of time. In addition, the Company’s board of directors may determine to suspend the share repurchase program due to regulatory changes, changes in law or if the Company's board of directors becomes aware of undisclosed material information that it believes should be publicly disclosed before shares are repurchased. Material modifications, including any reduction to the monthly or quarterly limitations on repurchases, and suspensions of the program will be promptly disclosed to stockholders in a prospectus supplement (or post-effective amendment if required by the Securities Act) or current report on Form 8-K filed with the SEC. Any material modifications will also be disclosed on the Company's website. Further, the share repurchase program will be terminated in the event that the Company’s shares of common stock ever become listed on a national securities exchange or in the event a secondary market for the Company’s common stock develops.

Repurchases of shares under the share repurchase program are made on a monthly basis. Subject to the limitations of and restrictions provided for in the share repurchase program, and subject to funds being available, shares repurchased under the share repurchase program are repurchased at the transaction price in effect on the date of repurchase, which, generally will be a price equal to the NAV per share applicable to the class of shares being repurchased and most recently disclosed by the Company in a public filing with the SEC. Under the share repurchase program, the Company may repurchase during any calendar month shares of its common stock whose aggregate value (based on the repurchase price per share in effect when the repurchase is effected) is 2% of the aggregate NAV as of the last calendar day of the previous month and during any calendar quarter whose aggregate value (based on the repurchase price per share in effect when the repurchase is effected) is up to 5% of the Company’s aggregate NAV as of the last calendar day of the prior calendar quarter. In the event that the Company determines to repurchase some but not all of the shares of common stock submitted for repurchase during any month, shares submitted for repurchase during such month will be repurchased subject to the following repurchase priority. First, repurchase requests that are made by accounts with a balance less than $2,500 of shares of the Company’s common stock at the time of such request will be repurchased in full to the extent there are available funds. Second, remaining repurchase requests will be repurchased on a pro rata basis.

The table below summarizes the repurchase activity for the three months ended March 31, 2026:

For the Month Ended	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Redeemed as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Redeemed Under the Plans or Programs(1)(2)
January 31, 2026	222,339	20.10	222,339	—
February 28, 2026	228,782	20.19	228,782	—
March 31, 2026	103,211	20.19	103,211	—
Total	554,332	$20.16	554,332	—

(1) The Company limits the number of shares that may be redeemed per calendar month and per calendar year under the program as described above.

(2) For the quarter ended March 31, 2026, the Company received repurchase requests that exceeded both its monthly 2% of NAV and quarterly 5% of NAV limits. In accordance with the share repurchase program, the Company fulfilled 53.9% of requested repurchases in January 2026, 40.6% of requested repurchases in February 2026, and 17% of requested repurchases in March 2026.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Trade Arrangements

During the quarter ended March 31, 2026, no director or executive officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408(c) of Regulation S-K).

Item 6. Exhibits.

The exhibits listed below are included, or incorporated by reference, in this Quarterly Report on Form 10-Q.

EXHIBITS INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 (and are numbered in accordance with Item 601 of Regulation S-K).

3.1

Second Articles of Amendment and Restatement of Cantor Fitzgerald Income Trust, Inc. (formerly known as Rodin Global Property Trust, Inc.) (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on May 12, 2017)

3.2

Articles of Amendment to the Second Articles of Amendment and Restatement of Cantor Fitzgerald Income Trust, Inc. (formerly known as Rodin Global Property Trust, Inc.) dated June 6, 2018 (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 13, 2018)

3.3

Second Articles of Amendment to the Second Articles of Amendment and Restatement of Cantor Fitzgerald Income Trust, Inc. (formerly known as Rodin Global Property Trust, Inc.) (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 1, 2019)

3.4

Articles of Amendment to the Second Articles of Amendment and Restatement of Cantor Fitzgerald Income Trust, Inc. (formerly known as Rodin Global Property Trust, Inc.) (incorporated by reference to Exhibit 3.5 to the Company’s Registration Statement on Form S-11 filed on July 31, 2020)

3.5

Articles Supplementary to the Second Articles of Amendment and Restatement of Cantor Fitzgerald Income Trust, Inc. (formerly known as Rodin Global Property Trust, Inc.) (incorporated by reference to Exhibit 3.6 to the Company’s Registration Statement on Form S-11 filed on July 31, 2020)

3.6

Third Articles of Amendment to Second Articles of Amendment and Restatement of Cantor Fitzgerald Income Trust, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on January 4, 2024)

3.7	Articles Supplementary designating the Series A Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on April 10, 2026)
3.8

Second Amended and Restated Bylaws of Cantor Fitzgerald Income Trust, Inc. (formerly known as Rodin Global Property Trust, Inc.) (incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q filed on May 12, 2017)

4.1	Amended and Restated Distribution Reinvestment Plan (included as Appendix B to the Company's Prospectus filed on April 16, 2026 and incorporated by reference herein)

4.2	Fourth Amended and Restated Share Repurchase Program (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on January 7, 2026)

10.1

Third Amended and Restated Advisory Agreement by and among Cantor Fitzgerald Income Trust, Inc., Cantor Fitzgerald Income Advisors, LLC, Cantor Fitzgerald Income Trust Operating Partnership, L.P. and Cantor Fitzgerald Investors, LLC, dated January 1, 2026 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 7, 2026)

10.2

Second Amended and Restated Limited Partnership Agreement of Cantor Fitzgerald Income Trust Operating Partnership, L.P., dated January 1, 2026 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on January 7, 2026)

10.3

Underwriting Agreement, dated March 30, 2026, by and among Cantor Fitzgerald Income Trust, Inc., Cantor Fitzgerald Income Trust Operating Partnership, L.P., Cantor Fitzgerald Income Advisors, LLC and Cantor Fitzgerald & Co. (incorporated by reference to Exhibit 1.1 to the Company's Current Report on Form 8-K filed on April 2, 2026)

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

The following materials from Cantor Fitzgerald Income Trust, Inc.’s Quarterly Report on Form 10-Q for the three months ended March 31, 2026 are formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Changes in Equity; (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith

** Furnished herewith

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
Danny H. Salinas
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

Dated: May 14, 2026