Form 10-Q
period 2026-06-30
Cantor Fitzgerald Income Trust, Inc.
filed 2026-08-13
CIK 1666244

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 10, 2026, the registrant had 2,847,615 Class AX shares, 980,291 Class IX shares, 4,953 Class TX shares, 5,203,608 Class I shares, 1,173,447 Class T shares, 395,710 Class D shares and 5,470 Class S shares of $0.01 par value common stock outstanding.

CANTOR FITZGERALD INCOME TRUST, INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

CANTOR FITZGERALD INCOME TRUST, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2026	December 31, 2025
Assets
Investment in real estate, net of accumulated depreciation of $121,088,400 and $113,331,033, respectively	$995,191,636	$964,598,188
Cash	24,644,867	25,386,715
Restricted cash	6,227,969	6,306,855
Investments in real estate-related assets	41,112,414	5,228,709
Investment in real estate, held for sale	—	5,609,212
Investment in infrastructure fund, at fair value	9,951,997	8,651,872
Intangible assets, net of accumulated amortization of $52,853,469 and $53,669,340 respectively	62,399,460	67,960,996
Operating lease right-of-use asset	16,068,405	16,115,737
Derivative assets, at fair value	6,298,972	5,720,505
Prepaid expenses and other assets	13,287,964	13,177,180
Deferred rent receivable	15,348,048	18,084,678
Total assets	$1,190,531,732	$1,136,840,647
Liabilities and Equity
Liabilities
Loans payable, net of deferred financing costs of $4,614,469 and $5,156,704, respectively	$568,480,734	$595,583,567
Intangible liabilities, net of accumulated amortization of $8,720,391 and 9,862,831, respectively	13,986,120	15,323,482
Operating lease liability	16,068,405	16,115,737
Distributions payable	2,926,908	1,154,031
Restricted reserves	10,943,865	13,231,811
Due to related parties	12,163,019	16,816,455
Deferred revenue	2,000,101	2,040,969
Accrued interest payable	2,078,245	1,912,056
Accounts payable and accrued expenses	3,050,952	4,326,158
Total liabilities	$631,698,349	$666,504,266
Commitments and contingencies (Note 13)
Stockholders' equity
Controlling interest
9.50% Series A cumulative redeemable perpetual preferred stock, $0.01 par value per share, 50,000,000 shares authorized, and 800,000 and 0 issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	8,000	—
Class AX common stock, $0.01 par value per share, 10,000,000 shares authorized, and 2,871,375 and 3,092,474 issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	28,714	30,925
Class TX common stock, $0.01 par value per share, 5,000,000 shares authorized, and 4,947 and 4,927 issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	49	49
Class IX common stock, $0.01 par value per share, 5,000,000 shares authorized, and 986,005 and 1,022,507 issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	9,860	10,225
Class T common stock, $0.01 par value per share, 100,000,000 shares authorized, and 1,197,472 and 1,267,374 issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	11,974	12,674
Class S common stock, $0.01 par value per share, 20,000,000 shares authorized, and 5,462 issued and 5,437 outstanding as of June 30, 2026 and December 31, 2025, respectively	54	54
Class D common stock, $0.01 par value per share, 60,000,000 shares authorized, and 424,049 issued and 472,659 outstanding as of June 30, 2026 and December 31, 2025, respectively	4,241	4,727
Class I common stock, $0.01 par value per share, 200,000,000 shares authorized, and 5,269,114 and 5,250,219 issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	52,691	52,502
Additional paid-in capital	308,078,683	311,469,572
Retained earnings/accumulated deficit and cumulative distributions	(140,856,346)	(142,009,065)
Accumulated other comprehensive income	1,022,377	474,811
Total controlling interest	168,360,297	170,046,474
Non-controlling interests attributable to consolidated subsidiaries	182,942,502	245,843,330
Non-controlling interests attributable to CFIT OP	207,530,584	54,446,577
Total stockholders' equity	558,833,383	470,336,381
Total liabilities and stockholders' equity	$1,190,531,732	$1,136,840,647

See accompanying notes to consolidated financial statements

CANTOR FITZGERALD INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2026	2025	2026	2025
Revenues:
Rental revenues	$19,697,044	$19,834,355	$39,838,239	$39,634,475
Other property operating revenues	5,222,585	5,135,709	11,649,476	9,016,952
Total revenues	24,919,629	24,970,064	51,487,715	48,651,427
Operating expenses:
General and administrative expenses	1,370,636	74,539	2,361,518	148,531
Depreciation and amortization	8,436,753	8,949,949	17,176,043	17,880,662
Management fees	1,285,086	1,546,313	2,418,848	3,059,834
Property operating expenses	10,036,630	10,030,192	20,930,979	17,134,378
Total operating expenses	21,129,105	20,600,993	42,887,388	38,223,405
Other income (expense):
Income (loss) from investments in real estate-related assets	80,177	(15,185)	97,910	9,239
Interest income	177,568	217,745	346,084	498,478
Unrealized gain (loss) from investment in infrastructure fund, at fair value	420,370	(53,463)	779,803	(53,463)
Loss on extinguishment of debt	—	—	—	(333,574)
Net gain on dispositions of real estate	13,535,240	—	13,306,908	—
Other income	—	—	—	130,000
Other expense	1,878,941	—	—	—
Interest expense	(6,363,076)	(7,265,896)	(13,486,513)	(14,111,627)
Total other income (expense)	9,729,220	(7,116,799)	1,044,192	(13,860,947)
Net income (loss)	$13,519,744	$(2,747,728)	$9,644,519	$(3,432,925)
Net loss attributable to non-controlling interests in consolidated subsidiaries	(189,729)	(702,163)	(563,847)	(855,246)
Net income (loss) attributable to non-controlling interests in CFIT OP	4,044,737	(325,277)	3,059,655	(408,855)
Dividends on preferred stock	437,260	—	437,260	—
Net income (loss) attributable to common stockholders	$9,227,476	$(1,720,288)	$6,711,451	$(2,168,824)
Weighted average shares outstanding	10,953,040	12,283,136	11,290,653	12,432,805
Net income (loss) per common share - basic and diluted	$0.84	$(0.14)	$0.59	$(0.17)

See accompanying notes to consolidated financial statements

CANTOR FITZGERALD INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2026	2025	2026	2025
Net income (loss)	$13,519,744	$(2,747,728)	$9,644,519	$(3,432,925)
Other comprehensive income (loss)
Unrealized gain (loss) on derivative instruments	378,649	(783,287)	578,466	(2,208,948)
Comprehensive income (loss)	13,898,393	(3,531,015)	10,222,985	(5,641,873)
Amounts attributable to non-controlling interests in consolidated subsidiaries
Net loss	(189,729)	(702,163)	(563,847)	(855,246)
Unrealized gain (loss) on derivative instruments	274,725	(704,959)	(578,301)	(1,988,052)
Comprehensive income (loss) attributable to non-controlling interests in consolidated subsidiaries	84,996	(1,407,122)	(1,142,148)	(2,843,298)
Amounts attributable to non-controlling interests in CFIT OP
Net income (loss)	4,044,737	(325,277)	3,059,655	(408,855)
Unrealized gain (loss) on derivative instruments	211,138	(10,916)	609,201	1,646
Comprehensive income (loss) attributable to non-controlling interests in CFIT OP	4,255,875	(336,193)	3,668,856	(407,209)
Comprehensive income (loss) attributable to common stockholders	$9,557,522	$(1,787,700)	$7,696,277	$(2,391,366)

See accompanying notes to consolidated financial statements

CANTOR FITZGERALD INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(Unaudited)

			Controlling Interest
																		Retained Earnings/		Non-controlling	Non-controlling
			Common Stock														Additional	Accumulated Deficit and	Accumulated Other	interest attributable to	interest attributable to	Total
	Preferred Series A		Class AX		Class TX		Class IX		Class I		Class T		Class D		Class S		Paid-In	Cumulative	Comprehensive	consolidated	CFIT OP	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Distributions	Income/(loss)	subsidiaries	unitholders	Equity
Balance as of January 1, 2025	—	$—	3,534,113	$35,341	6,067	$61	1,129,756	$11,297	5,935,802	$59,358	1,437,326	$14,373	562,589	$5,626	7,099	$71	$341,284,670	$(115,660,304)	$748,843	$240,759,920	$42,534,643	$509,793,899
Common stock issued (transferred)	—	—	—	—	—	—	—	—	89,640	897	23,298	234	498	4	—	—	2,343,288	—	—	—	—	2,344,423
Common stock repurchased	—	—	(213,921)	(2,139)	—	—	(11,261)	(112)	(164,475)	(1,645)	(49,894)	(499)	(10,725)	(107)	(1,759)	(17)	(9,264,454)	—	—	—	—	(9,268,973)
Distribution reinvestment	—	—	22,803	228	50	1	7,528	75	28,849	288	7,248	72	2,578	26	39	—	1,413,240	—	—	—	—	1,413,930
Offering costs, commissions and fees	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(90,762)	—	—	—	—	(90,762)
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(448,536)	—	(153,083)	(83,578)	(685,197)
Distributions declared on common stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(4,754,048)	—	—	—	(4,754,048)
Designated derivatives, fair value adjustments	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(155,129)	(1,283,094)	12,562	(1,425,661)
Acquired or syndicated ownership interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	291,505	—	—	—	—	291,505
Non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(3,040,672)	16,124,011	13,083,339
Balance as of March 31, 2025	—	—	3,342,995	33,430	6,117	62	1,126,023	11,260	5,889,816	58,898	1,417,978	14,180	554,940	5,549	5,379	54	335,977,487	(120,862,888)	593,714	236,283,071	58,587,638	510,702,455
Common stock issued (transferred)	—	—	—	—	—	—	—	—	82,730	828	2,338	23	—	—	—	—	1,711,250	—	—	—	—	1,712,101
Common stock repurchased	—	—	(158,926)	(1,589)	(1,378)	(14)	(6,378)	(64)	(140,675)	(1,407)	(54,603)	(546)	(11,255)	(113)	—	—	(7,496,448)	—	—	—	—	(7,500,181)
Distribution reinvestment	—	—	22,615	226	41	—	7,750	78	29,497	295	7,032	70	2,703	28	21	—	1,405,049	—	—	—	—	1,405,746
Offering costs, commissions and fees	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(51,589)	—	—	—	—	(51,589)
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,720,288)	—	(702,163)	(325,277)	(2,747,728)
Distributions declared on common stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(4,711,836)	—	—	—	(4,711,836)
Designated derivatives, fair value adjustments	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(67,412)	(704,959)	(10,916)	(783,287)
Non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(3,200,463)	(946,593)	(4,147,056)
Balance as of June 30, 2025	—	—	3,206,684	32,067	4,780	48	1,127,395	11,274	5,861,368	58,614	1,372,745	13,727	546,388	5,464	5,400	54	331,545,749	(127,295,012)	526,302	231,675,486	57,304,852	493,878,625

			Controlling Interest
																		Retained Earnings/		Non-controlling	Non-controlling
			Common Stock														Additional	Accumulated Deficit and	Accumulated Other	interest attributable to	interest attributable to	Total
	Preferred Series A		Class AX		Class TX		Class IX		Class I		Class T		Class D		Class S		Paid-In	Cumulative	Comprehensive	consolidated	CFIT OP	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Distributions	Income/(loss)	subsidiaries	unitholders	Equity
Balance as of January 1, 2026	—	—	3,092,474	30,925	4,927	49	1,022,507	10,225	5,250,219	52,502	1,267,374	12,674	472,659	4,727	5,437	54	311,469,572	(142,009,065)	474,811	245,843,330	54,446,577	470,336,381
Common stock issued (transferred)	—	—	—	—	—	—	—	—	605,807	6,059	59,331	592	2,317	23	—	—	13,088,278	—	—	—	—	13,094,952
Common stock repurchased	—	—	(88,790)	(888)	—	—	(23,220)	(232)	(340,912)	(3,409)	(69,643)	(696)	(31,768)	(318)	—	—	(11,165,705)	—	—	—	—	(11,171,248)
Distribution reinvestment	—	—	13,144	131	10	—	5,969	60	19,947	199	3,383	34	1,383	14	12	—	872,705	—	—	—	—	873,143
Offering costs, commissions and fees	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(74,641)	—	—	—	—	(74,641)
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,516,025)	—	(374,118)	(985,082)	(3,875,225)
Distributions declared on common stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,795,571)	—	—	—	(2,795,571)
Designated derivatives, fair value adjustments	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	654,780	(853,026)	398,063	199,817
Acquired ownership interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(13,363,779)	—	—	—	—	(13,363,779)
Non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(58,874,166)	69,962,531	11,088,365
Balance as of March 31, 2026	—	—	3,016,828	30,168	4,937	49	1,005,256	10,053	5,535,061	55,351	1,260,445	12,604	444,591	4,446	5,449	54	300,826,430	(147,320,661)	1,129,591	185,742,020	123,822,089	464,312,194
Common stock issued (transferred)	—	—	—	—	—	—	—	—	—	—	2,702	27	—	—	—	—	54,973	—	—	—	—	55,000
Preferred stock issued	800,000	8,000	—	—	—	—	—	—	—	—	—	—	—	—	—	—	19,992,000	—	—	—	—	20,000,000
Common stock repurchased	—	—	(157,986)	(1,580)	—	—	(25,107)	(251)	(287,672)	(2,877)	(68,898)	(689)	(21,778)	(218)	—	—	(11,389,171)	—	—	—	—	(11,394,786)
Distribution reinvestment	—	—	12,533	126	10	—	5,856	58	21,725	217	3,223	32	1,236	13	13	—	902,544	—	—	—	—	902,990
Offering costs, commissions and fees	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,122,414)	—	—	—	—	(2,122,414)
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	9,664,736	—	(189,729)	4,044,737	13,519,744
Distributions declared on common stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,763,161)	—	—	—	(2,763,161)
Distributions declared on series A preferred stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(437,260)	—	—	—	(437,260)
Designated derivatives, fair value adjustments	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(107,214)	274,725	211,138	378,649
Acquired ownership interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(185,679)	—	—	—	—	(185,679)
Non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,884,514)	79,452,620	76,568,106
Balance as of June 30, 2026	800,000	8,000	2,871,375	28,714	4,947	49	986,005	9,860	5,269,114	52,691	1,197,472	11,974	424,049	4,241	5,462	54	$308,078,683	$(140,856,346)	$1,022,377	$182,942,502	$207,530,584	$558,833,383

See accompanying notes to consolidated financial statements

CANTOR FITZGERALD INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months
	Ended June 30,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$9,644,519	$(3,432,925)
Adjustments to reconcile net income (loss) to net cash (used in)/provided by operating activities:
Depreciation and amortization	17,718,280	18,637,329
(Gain) from investments in real estate-related assets	(97,910)	(9,239)
Amortization of above-market lease intangibles	109,794	109,744
Amortization of below-market lease intangibles	(835,239)	(978,005)
Loss on extinguishment of debt	—	333,574
Net (gain) on dispositions of real estate	(13,306,908)	—
Unrealized (gain)/loss from investment in infrastructure fund	(779,803)	53,463
Changes in assets and liabilities:
Proceeds from investments in real estate-related assets	129,045	205,398
Decrease/(increase) in deferred rent receivable	2,736,630	(816,804)
(Increase) in prepaid expenses and other assets	(110,784)	(1,583,717)
(Decrease)/increase in due to related parties	(4,653,436)	5,494,172
(Decrease)/increase in deferred revenue	(40,868)	5,734
(Decrease) in restricted reserves	(2,287,946)	(2,217,944)
(Decrease)/increase in accounts payable and accrued expenses	(1,275,206)	165,053
Increase/(decrease) in accrued interest payable	166,189	(4,256)
Net cash provided by operating activities	7,116,357	15,961,577
Cash flows from investing activities:
Acquisition of real estate	(3,211,391)	(260,000)
Capital improvements to real estate	(1,085,132)	(913,111)
Purchase of interest in infrastructure fund	(520,322)	(7,615,023)
Proceeds from dispositions of real estate	68,212,933	—
Net cash provided by/(used in) by investing activities	63,396,088	(8,788,134)
Cash flows from financing activities:
Borrowings under credit facility	17,500,000	41,000,000
Paydowns under credit facility	(89,745,069)	—
Repayment of mortgage loan	—	(26,969,268)
Proceeds from issuance of common stock, net	13,054,150	3,914,173
Proceeds from issuance of preferred stock, net	17,898,750	—
Distributions	(3,795,710)	(6,735,503)
Payments for redemptions of common stock	(22,566,034)	(16,769,154)
Distributions to and redemptions of non-controlling interests	(12,411,676)	(8,454,502)
Non-controlling interest contribution	—	75,000
Syndicated ownership interest	8,732,410	291,505
Payment of deferred financing costs	—	(336,916)
Net cash (used in) financing activities	(71,333,179)	(13,984,665)
Net (decrease) in cash and restricted cash	(820,734)	(6,811,222)
Cash and restricted cash, at beginning of period	31,693,570	44,665,423
Cash and restricted cash, at end of period	$30,872,836	$37,854,201
Reconciliation of cash and restricted cash
Cash	$24,644,867	$28,479,755
Restricted cash	6,227,969	9,374,446
Total cash and restricted cash	$30,872,836	$37,854,201
Supplemental disclosure of cash flow information:
Cash paid for interest	$12,785,601	$13,389,671
Non-cash investing and financing activities:
Distribution reinvestment	$1,776,133	$2,819,676
Distributions payable	$1,935,899	$1,556,432
Acquisition of real estate	$(126,937,912)	$(50,000,000)
Assumption of loans payable in conjunction with acquisition of real estate	$44,600,000	$32,581,902
Acquired non-controlling interests in consolidated subsidiaries	$(74,906,034)	$(203,760)
Issuance of OP units for acquired real estate interests	$157,243,946	$17,621,858

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

On February 2, 2016, the Company was capitalized with a $200,001 investment by the Company’s sponsor, Cantor Fitzgerald Investors, LLC (“CFI”) through the purchase of 8,180 Class A shares. In addition, a wholly owned subsidiary of CFI, Cantor Fitzgerald Income Trust OP Holdings, LLC, (the “Special Unit Holder”), has invested $1,000 in the Operating Partnership and has been issued a special class of limited partnership units (“Special Units”), which is recorded as a non-controlling interest on the consolidated balance sheet as of June 30, 2026.

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

As of June 30, 2026, the Company owned the following investments:

•
A retail property located in Grand Rapids, MI (the “GR Property”).
•
An office property located in Fort Mill, SC (the “FM Property”).
•
An office property located in Columbus, OH (the “CO Property”).
•
A flex industrial property located in Lewisville, TX (the “Lewisville Property”).
•
A controlling interest of 16.70% in a Delaware Statutory Trust, CF Net Lease Portfolio IV DST (the "Net Lease DST"), which owns seven properties (individually, a "Net Lease DST Property" and collectively the "Net Lease DST Properties").
•
An industrial property located in Phoenix, AZ (the “Buchanan Property”).

•
Interests (15%) in a Delaware Statutory Trust, CF Station Multifamily DST (the “Station DST”), which owns a multifamily residential property located in Irving, TX (the “Station Property”).
•
A controlling interest of 5% in a Delaware Statutory Trust, CF Keller Springs Multifamily DST (the "Keller DST"), located in Carrolton, TX (the “Keller Property”).
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
•
An investment commitment of $10,000,000 in Digital Bridge AI Infrastructure A, LP, a $500 million investment vehicle with commitments to four data center businesses across the U.S., Canada, and EMEA (the "Data Center"). As of June 30, 2026, $8,699,629 has been called for and funded to the investment in the Data Center.
•
A controlling interest of 100% in a Delaware Statutory Trust, CF Archer Multifamily DST (the "Archer DST"), which owns a multifamily residential property located in Acworth, GA (the "Archer Property").
•
Interests (53.79%) in a Delaware Statutory Trust, CF Westchester Multifamily DST (the “Westchester DST”), which owns a multifamily residential property located in Mamaroneck, NY (the “Westchester Property”).

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

Reclassification

As of June 30, 2026, the Company revised the presentation of noncontrolling interests to separately present noncontrolling interests attributable to consolidated subsidiaries and OP unitholders. Prior-period amounts have been reclassified to conform to the current-period presentation. These reclassifications had no impact on the Company's consolidated financial results.

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

The Company evaluates all of its investments in real estate-related assets to determine if they are VIEs utilizing judgments and estimates that are inherently subjective. If different judgments or estimates were used for these evaluations, it could result in differing conclusions as to whether or not an entity is a VIE and whether or not to consolidate such entity. As of June 30, 2026 and December 31, 2025, the Company concluded that it had investments in VIEs. Refer to Note 11 — Variable Interest Entities for additional information.

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

Cash consists of cash on hand.

Restricted Cash

Restricted cash consists primarily of amounts held by lenders in escrow accounts for real estate taxes, and other lender reserves for certain properties. This also includes amounts required under the liquidity covenants of the credit facility agreement.

Current Expected Credit Losses (“CECL”)

In accordance with the guidance in ASC Topic 326, Financial Instruments–Credit Losses ("ASC 326"), the Company presents its financial assets that are measured at amortized cost, net of an allowance for credit losses, which represents the amount expected to be collected over their estimated life. Expected credit losses for newly recognized financial assets carried at amortized cost, as well as changes to expected lifetime credit losses during the period, are recognized in earnings. The CECL methodology’s impact on expected credit losses, among other things, reflects the Company’s view of the current state of the economy, forecasted macroeconomic conditions and the Company’s portfolios. As of June 30, 2026 and December 31, 2025, credit losses were de minimis.

Deferred Rent Receivable

Deferred rent receivable represents rent earned in excess of rent received as a result of straight-lining rents over the terms of the leases in accordance with ASC Topic 842, Leases. This balance also includes lease incentive fees which are recognized evenly over the lease term under ASC 842.

As of June 30, 2026, Deferred rent receivable was $15,348,048, of which $2,436,437 relates to lease incentive fees. As of December 31, 2025, Deferred rent receivable was $18,084,678, of which $5,638,364 relates to lease incentive fees.

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

The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate assets may not be recoverable. Impairment indicators that the Company considers include, but are not limited to, bankruptcy or other credit concerns of a property’s major tenant, such as a history of late payments, rental concessions and other factors, a significant decrease in a property’s revenues due to lease terminations, vacancies, co-tenancy clauses, reduced lease rates or other circumstances. When indicators of potential impairment are present, the Company assesses the recoverability based on estimated future cash flows, which incorporate significant assumptions related to projected rental rates, including expectations about market rents, tenant renewals, re‑leasing activity, property capitalization rates, and occupancy levels. If the carrying amount exceeds the undiscounted cash flows, the Company estimates the asset’s fair value using discounted cash flow analysis and market‑based valuation techniques. In the event that such expected undiscounted future cash flows do not exceed the carrying amount, the Company will adjust the real estate assets to their respective fair values and recognize an impairment loss. Generally, fair value is determined using a discounted cash flow analysis and recent comparable sales transactions. No impairment losses were identified as of June 30, 2026. As of December 31, 2025, the Company recognized an impairment loss on the SF Property (as defined below).

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

As of June 30, 2026, the Company had no investments held for sale. As of December 31, 2025, the Company classified the SF Property as held for sale following the execution of a purchase and sale agreement. The carrying value of the SF Property was $5,609,212, which was net of impairment loss of $4,825,736. See Note 3 – Investment in Real Estate for additional information.

Investments in Real Estate-Related Assets

Unconsolidated Equity Method Investments

The Company performs consolidation analyses in accordance with ASC Topic 810, Consolidation, as described in the “Variable Interest Entities” section of this Note 2. The Company has determined, as a result of its analysis, that it is not the primary beneficiary of its investment in the Station DST and Westchester DST, and therefore has not consolidated the entity. The Company is able to exercise significant influence over this investee. The Company has accounted for its investment in the Station DST and Westchester DST, which is controlled and managed by CFI, under the equity method of accounting, and included within Investments in real estate-related assets on the Company’s consolidated balance sheet. Under the equity method, the investment is adjusted each period for capital contributions and distributions and the Company's share of the entity’s net income (loss). Capital contributions, distributions and net income (loss) of such entity are recorded in accordance with the terms of the governing documents. An allocation of net income (loss) may differ from the stated ownership percentage interest in such entity as a result of preferred returns and allocation formulas, if any, as described in such governing documents. Investments in real estate-related assets are reviewed for impairment based on projected cash flows from the underlying investment. If an impairment is identified, the carrying value of the investment will be reduced to the anticipated recoverable amount. As of June 30, 2026 and December 31, 2025, no impairment has been identified.

Investment in Infrastructure Fund, at Fair Value

As of June 30, 2026 and December 31, 2025, the Company held an investment in an infrastructure fund which the Company carries at fair value using the net asset value (“NAV”) as a practical expedient. Any unrealized gains and losses are reflected in the consolidated statements of operations.

Deferred Financing Costs

Costs incurred in connection with obtaining financing are capitalized and amortized over the term of the related loan on a straight-line basis, which approximates the effective interest method. The carrying value of the deferred financing costs as of June 30, 2026 and December 31, 2025 was $4,614,469 and $5,156,704, respectively, which is net of accumulated amortization of $5,124,891 and $4,582,656, respectively, and recorded as an offset to the related debt. For the six months ended June 30, 2026 and June 30, 2025, amortization of deferred financing costs was $542,235 and $756,667, respectively, and for the three months ended June 30, 2026 and June 30, 2025, amortization of deferred financing costs was $272,582 and $468,878, respectively, and is included in Interest expense on the accompanying consolidated statements of operations.

Revenue Recognition

Rental revenue is recognized on a straight-line basis over the life of the respective leases.

Other Property Operating Revenues

Other property operating revenues include tenant reimbursement income and revenues received from tenants to cover utilities and other amenities. The tenant reimbursement income is derived from certain property operating expenses, including real estate taxes and insurance, among others, which are paid by the Company and are reimbursed by the tenants of the Company’s properties pursuant to the terms of the respective leases. These reimbursements and other revenues received from tenants are reflected as Other property operating revenues in the accompanying consolidated statements of operations, which, for the six months ended

June 30, 2026 and June 30, 2025 was $11,649,476 and $9,016,952, respectively, and for the three months ended June 30, 2026 and June 30, 2025 was $5,222,585 and $5,135,709, respectively.

Property Operating Expenses

Certain property operating expenses, including real estate taxes and insurance, among others, are paid by the Company and may be reimbursed by the tenants of the Company’s properties pursuant to the terms of the respective leases. These expenses incurred are reflected as Property operating expenses in the accompanying consolidated statements of operations, which for the six months ended June 30, 2026 and June 30, 2025 was $20,930,979 and $17,134,378, respectively, and for the three months ended June 30, 2026 and June 30, 2025 was $10,036,630 and $10,030,192, respectively.

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

Deferred Revenue

Deferred revenue represents unearned rent received in advance from tenants at certain of the Company’s properties, which as of June 30, 2026 and December 31, 2025 were $2,000,101 and $2,040,969, respectively.

Distributions Payable

Distributions payable consists of declared but unpaid distributions to stockholders and OP unitholders, as well as accrued distributions related to the Performance Participation Allocation (as defined below in Note 9 – Stockholder’s Equity).

As of June 30, 2026 and December 31, 2025 the aggregate total amount of distribution payable reported by the Company were $2,926,908 and $1,154,031, respectively.

Restricted Reserves

Restricted reserves are comprised of amounts received from tenants at certain of the Company’s properties for recoverable property operating expenses to be paid by the Company on behalf of the tenants, pursuant to the terms of the respective lease arrangements, which as of June 30, 2026 and December 31, 2025 were $10,943,865 and $13,231,811, respectively.

Due to Related Parties

Due to related parties is comprised of amounts contractually owed by the Company for various services provided to the Company from related parties, which as of June 30, 2026 and December 31, 2025 were $12,163,019 and $16,816,455, respectively (See Note 10 – Related Party Transactions).

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

Effective December 31, 2025, the Advisor has advised that it will waive all unreimbursed O&O Costs incurred through the end of fiscal year 2025 that otherwise may have been eligible for reimbursement. As of June 30, 2026, organizational costs of $90,675 were expensed and offering costs of $5,352,189 were charged to stockholders’ equity. As of December 31, 2025, organizational costs of $90,675, were expensed and offering costs of $4,327,191, were charged to stockholders’ equity. As of both June 30, 2026 and December 31, 2025, the Company had reimbursed the Advisor $4,068,777 for O&O Costs and had a remaining reimbursement obligation of $1,169,973. Of the remaining obligation, $820,886 was attributable to Non-controlling interests in the Operating Partnership. The reimbursement obligation is included in due to related parties on the accompanying consolidated balance sheets.

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

Earnings Per Share

Basic net income (loss) per share of common stock is determined by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is determined by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period, including common stock equivalents. As of June 30, 2026 and December 31, 2025, there were no material common stock equivalents that would have a dilutive effect on net income (loss) per share for common stockholders. All classes of common stock are allocated net income (loss) at the same rate per share.

For the three and six months ended June 30, 2026, basic and diluted net income per share was $0.84 and $0.59, respectively. For the three and six months ended June 30, 2025, basic and diluted net loss per share was $0.14 and $0.17, respectively.

Recently Adopted Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The guidance was issued in response to requests from investors for companies to disclose more information about their financial performance at the segment level. The ASU does not change how a public entity identifies its operating segments, aggregates them or applies the quantitative thresholds to determine its reportable segments. The standard requires a public entity to disclose significant segment expenses and other segment items on an annual and interim basis, and to provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that were previously required annually. Public entities with a single reportable segment are required to provide the new disclosures and all the disclosures currently required under ASC 280. The Company adopted the standard on the required effective date for the Company’s financial statements issued for the annual reporting periods beginning on January 1, 2024 and applies the guidance for the interim periods beginning on January 1, 2025. See Note 16 – Segment Information. The adoption of this guidance did not have an impact on the Company’s unaudited consolidated financial statements.

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

In April 2026, the FASB issued ASU No. 2026-01, Equity (Topic 505): Initial Measurement of Paid-in-Kind Dividends on Equity-Classified Preferred Stock. The guidance requires entities to initially measure paid-in-kind (“PIK”) dividends on equity-classified preferred stock using the PIK dividend rate stated in the preferred stock agreement. The ASU is intended to address stakeholder concerns about the lack of authoritative guidance on how an issuer should initially measure PIK dividends on equity-classified preferred stock. While the new standard addresses how issuers initially measure PIK dividends on equity-classified preferred stock, it does not affect an entity’s determination of when to recognize them. The new guidance will become effective for the Company beginning on January 1, 2027, can be adopted using either a prospective or retrospective method, and early adoption is permitted. Management is currently evaluating the impact of the new standard on the Company’s unaudited consolidated financial statements.

SEC Rule on Climate-Related Disclosures

In March 2024 the SEC adopted the final rules, The Enhancement and Standardization of Climate-Related Disclosures for Investors, that would require registrants to provide climate-related disclosures in a note to the audited financial statements. The disclosures would include certain effects of severe weather events and other natural conditions, including the aggregate amounts and where in the financial statements they are presented. If carbon offsets or renewable energy credits or certificates ("RECs") are deemed a material component of the registrant’s plans to achieve its disclosed climate-related targets, registrants would be required to disclose information about the offsets and RECs. Registrants would also be required to disclose whether and how (1) exposures to risks and uncertainties associated with, or known impacts from, severe weather events and other natural conditions and (2) any disclosed climate-related targets or transition plans materially impacted the estimates and assumptions used in preparing the financial statements. Finally, registrants would be required to disclose additional contextual information about the above disclosures, including how each financial statement effect was derived and the accounting policy decisions made to calculate the effects, for the most recently completed fiscal year and, if previously disclosed or required to be disclosed, for the historical fiscal year for which audited consolidated financial statements are included in the filing. In April 2024, the SEC released an order staying the final rules pending judicial review of all of the petitions challenging the rules, in March 2025, the SEC voted to end its defense of the rules, and in May 2026, the SEC proposed to rescind the climate disclosure rules in their entirety. Absent these developments, the rules would have been effective for the Company on May 28, 2024 and phased in starting in 2027. Management is continuing to monitor the developments pertaining to the rules and any resulting potential impacts on the Company’s unaudited consolidated financial statements.

Note 3 – Investment in Real Estate

Investment in real estate, net consisted of the following as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
Building and building improvements	$972,650,070	$948,471,379
Land	143,629,966	129,457,842
Total	1,116,280,036	1,077,929,221
Accumulated depreciation	(121,088,400)	(113,331,033)
Investment in real estate, net	$995,191,636	$964,598,188

As of June 30, 2026, the Company had no investments held for sale. As of December 31, 2025, the Company classified the Battery Street property (the "SF Property") as held for sale following the execution of a purchase and sale agreement. The carrying value of the SF Property was $5,609,212, which was net of impairment loss of $4,825,736. On January 23, 2026, the Company sold its investment in the SF Property which resulted in a realized loss of $23,154 and is included within Net gain on dispositions of real estate on the Company's unaudited consolidated statements of operations.

On April 16, 2026, the Company sold its investment in the Fisher Road Property which resulted in a realized gain of $13,330,062 and is included within Net gain on dispositions of real estate on the Company's unaudited consolidated statements of operations.

As of June 30, 2026, the Company owned interests in 42 real properties and a plot of land as described below:

Portfolio	Ownership Percentage	Location	Number of Properties	Square Feet/ Acre	Remaining Lease Term(1)	Acquisition Date	Purchase Price(2)
Walgreens Grand Rapids ("GR Property")	100.00%	Grand Rapids, MI	1	14,552	11.1 years	July 2017	$7,936,508
CF Net Lease Portfolio IV DST ("Net Lease DST Properties")	16.70%	Various	7	103,537	10.4 years	September 2017	$35,706,642
Daimler Trucks North America Office Building ("FM Property")	100.00%	Fort Mill, SC	1	150,164	2.5 years	February 2018	$40,000,000
Alliance Data Systems Office Building ("CO Property")	100.00%	Columbus, OH	1	241,493	6.2 years	July 2018	$46,950,000
Hoya Optical Labs of America ("Lewisville Property")	100.00%	Lewisville, TX	1	89,473	2.0 years	November 2018	$14,120,000
Martin Brower Industrial Buildings ("Buchanan Property")	100.00%	Phoenix, AZ	1	93,302	5.7 years	November 2019	$17,300,000
Multifamily Residential Property ("Keller Property")	5.00%	Carrolton, TX	1	255,627	multiple(3)	February 2021	$56,500,000

Multifamily Residential Property ("Summerfield Property")	100.00%	Landover, MD	1	452,876	multiple(3)	March 2021	$115,500,000
Amazon Last Mile Cleveland ("Madison Ave Property")	100.00%	Cleveland, OH	1	168,750	4.8 years	May 2021	$30,800,000
Valencia California ("Valencia Property")	27.45%	Santa Clarita, CA	1	180,415	9.5 years	July 2021	$92,000,000
De Anza Plaza Office Buildings ("De Anza Property")	100.00%	Cupertino, CA	1	83,959	5.1 years	July 2021	$63,750,000
Multifamily Residential Property ("Kacey Property")	14.90%	Kingwood, TX	1	296,991	multiple(3)	November 2021	$67,000,000
Multifamily Residential Property ("Industry Property")	21.20%	Columbus, OH	1	187,678	multiple(3)	December 2021	$81,000,000
Multifamily Residential Property ("Longmire Property")	0.00%	Conroe, TX	1	231,720	multiple(3)	April 2022	$43,400,000
Office Tower ("ON3 Property")	37.17%	Nutley, NJ	1	332,818	12.5 years	April 2022	$131,667,000
Multifamily Residential Property ("West End Property")	66.94%	Lenexa, KS	1	299,813	multiple(3)	August 2022	$69,375,000
Multifamily Residential Property ("Palms Property")	22.58%	Houston, TX	1	222,672	multiple(3)	August 2022	$48,000,000
Land ("Mount Comfort Land")	100.00%	Greenfield, IN	0	1 - acre	9.8 years	October 2022	$445,000
Multifamily Residential Property ("Pearland Property")	100.00%	Pearland, TX	1	219,624	multiple(3)	June 2023	$40,500,000
CF WAG Portfolio DST ("WAG Portfolio Properties")	100.00%	Various	8	118,339	10.4 years	September 2024	$42,000,000
WAG MH Property ("WAG MH Properties")	100.00%	Various	9	139,305	10.4 years	January 2025	$50,130,000
Multifamily Residential Property ("Archer Property")	100.00%	Acworth, GA	1	324,128	multiple(3)	June 2026	$92,500,000

(1) Reflects number of years remaining until the tenant’s first termination option.

(2) Reflects the contract purchase price at 100% ownership as opposed to adjusted for current ownership percentage as applicable.

(3) Indicates individual tenant leases (with a 1-year average lease term) for the multifamily residential properties.

Note 4 – Intangibles

The amortization of acquired above-market and/or below-market leases is recorded as an adjustment to Rental revenue on the consolidated statements of operations. For the six months ended June 30, 2026 and June 30, 2025, the net amount of such amortization was included as an increase to rental income of $725,445 and $868,261, respectively. For the three months ended June 30, 2026 and June 30, 2025, the net amount of such amortization was included as an increase to rental income of $325,278 and $434,118, respectively.

The amortization of in-place leases is recorded as an adjustment to Depreciation and amortization expense on the consolidated statements of operations. For the six months ended June 30, 2026 and June 30, 2025, the net amount of such amortization was $3,688,406 and $4,055,237, respectively. For the three months ended June 30, 2026 and June 30, 2025, the net amount of such amortization was $1,718,991 and $2,036,539, respectively.

The amortization of tax abatement on property improvements is recorded as an adjustment to Depreciation and amortization expense on the consolidated statements of operations. For both the six months ended June 30, 2026 and June 30, 2025, the net amount of such amortization was $522,857. For both the three months ended June 30, 2026 and June 30, 2025, the net amount of such amortization was $261,428.

As of June 30, 2026 and December 31, 2025, the gross carrying amount and accumulated amortization of the Company’s intangible assets consisted of the following:

	June 30, 2026	December 31, 2025
Intangible assets:
In-place lease intangibles	$98,218,836	$104,596,244
Above-market lease intangibles	2,394,093	2,394,092
Tax abatement on property improvements intangibles	14,640,000	14,640,000
Total intangible assets	115,252,929	121,630,336
Accumulated amortization:
In-place lease amortization	(46,897,499)	(48,346,022)
Above-market lease amortization	(1,163,112)	(1,053,318)
Tax abatement on property improvements amortization	(4,792,858)	(4,270,000)
Total accumulated amortization	(52,853,469)	(53,669,340)
Intangible assets, net	$62,399,460	$67,960,996

The estimated future amortization on the Company’s intangible assets for each of the next five years and thereafter as of June 30, 2026 is as follows:

Year	In-place Lease Intangibles	Above-market Lease Intangibles	Tax Abatement on Property Improvements	Total
2026 (remaining)	2,924,512	109,794	522,857	3,557,163
2027	5,849,024	219,589	1,045,714	7,114,327
2028	5,789,051	219,589	1,045,714	7,054,354
2029	5,249,562	219,589	1,045,714	6,514,865
2030	5,249,562	219,589	1,045,714	6,514,865
Thereafter	26,259,626	242,830	5,141,430	31,643,886
	$51,321,337	$1,230,980	$9,847,143	$62,399,460

As of June 30, 2026 and December 31, 2025, the gross carrying amount and accumulated amortization of the Company’s Intangible liabilities consisted of the following:

	June 30, 2026	December 31, 2025
Intangible liabilities:
Below-market lease intangibles	$22,706,511	$25,186,313
Accumulated amortization:
Below-market lease amortization	(8,720,391)	(9,862,831)
Intangible liabilities, net	$13,986,120	$15,323,482

The estimated future amortization on the Company’s intangible liabilities for each of the next five years and thereafter as of June 30, 2026 is as follows:

Year	Below-market Lease Intangibles
2026 (remaining)	703,652
2027	1,407,303
2028	1,380,785
2029	1,358,346
2030	1,358,346
Thereafter	7,777,688
$13,986,120

Note 5 – Five Year Minimum Rental Payments

The estimated future minimum rents the Company expects to receive for the GR Property, FM Property, CO Property, Lewisville Property, the Net Lease DST Properties, Buchanan Property, Madison Ave Property, Valencia Property, De Anza Property, ON3 Property, Mount Comfort Land, WAG Portfolio Properties, and WAG MH Properties for each of the next five years and thereafter through the end of the primary term as of June 30, 2026 is as follows:

Year	GR Property	FM Property	CO Property	Lewisville Property	Net Lease DST Properties	Buchanan Property	Madison Ave Property	Valencia Property	DeAnza Property	ON3 Property	Mount Comfort Land	WAG Portfolio Properties	WAG MH Properties	Total
2026 (remaining)	250,000	1,413,043	1,702,373	485,856	1,162,485	539,575	785,786	2,471,706	2,137,463	3,320,321	25,326	1,376,455	1,683,738	17,354,127
2027	500,000	2,883,149	3,428,990	971,713	2,421,044	1,079,150	1,610,862	5,091,716	4,349,700	6,773,455	51,314	2,866,667	3,506,628	35,534,388
2028	500,000	2,940,211	3,465,681	500,432	2,421,044	1,121,781	1,651,133	5,244,468	4,480,191	6,908,924	52,212	2,866,667	3,506,628	35,659,372
2029	500,000	—	3,502,763	—	2,421,044	1,125,657	1,692,411	5,401,802	4,614,596	7,047,102	53,126	2,866,667	3,506,628	32,731,796
2030	500,000	—	3,540,243	—	2,421,044	1,125,657	1,734,722	5,563,856	4,715,788	7,188,044	54,056	2,866,667	3,506,628	33,216,705
Thereafter	3,291,667	—	6,241,988	—	14,929,771	1,407,071	444,522	30,425,444	2,791,269	62,928,656	284,804	17,677,779	21,624,205	162,047,176
Total	$5,541,667	$7,236,403	$21,882,038	$1,958,001	$25,776,432	$6,398,891	$7,919,436	$54,198,992	$23,089,007	$94,166,502	$520,838	$30,520,902	$37,334,455	$316,543,564

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

On October 29, 2020, the Station DST acquired the fee simple interest in a 444-unit apartment community located in Irving, Texas (the “Station DST Property”), for a total purchase price of $106 million. The purchase price was comprised of $47.1 million in equity and $58.9 million in proceeds from a mortgage loan. At June 30, 2026, the Station DST Property is 91.22% occupied.

The value of the Station Interests was based upon the Station DST Property appraisal, the fair market value of the mortgage loan encumbering the Station DST Property as of November 30, 2020, the other tangible assets and liabilities of the Station DST such as cash and reserves, each reflecting the Company’s ownership interest in the Station DST (15%). As of June 30, 2026, the carrying value of the Company's equity method investment in Station DST was $5.1 million.

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

The results of operations for the Company’s investment in Station DST for the three and six months ended June 30, 2026 and June 30, 2025 are summarized below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Station DST	2026	2025	2026	2025
Revenues	$1,865,329	$1,660,514	$3,716,406	$3,608,861
Operating expenses	(1,303,799)	(1,348,254)	(2,627,663)	(2,724,816)
Other expenses, net	(413,643)	(413,495)	(822,633)	(822,454)
Net income	$147,887	$(101,235)	$266,110	$61,591
Net income (loss) attributable to the Company(1)	$22,184	$(15,185)	$39,917	$9,239

(1) Represents the Company’s allocable share of net income based on the Company’s ownership interest in the underlying investment in real estate-related assets and is included within Income from investments in real-estate related assets on the Company’s unaudited consolidated statements of operations.

Westchester DST Interests

On June 1, 2026, the Company acquired, through the Operating Partnership, beneficial interests (the “Westchester Interests”) in the Westchester DST, for a purchase price of $36 million. The Westchester Interests were acquired in connection with tender offers of limited partnership units in the Operating Partnership ("OP Units"). The Westchester Interests held represent 53.79% of the Westchester DST.

The value of the Westchester Interests was based upon the Westchester DST Property appraisal, the fair market value of the mortgage loan encumbering the Westchester DST Property, the other tangible assets and liabilities of the Westchester DST each reflecting the Company’s ownership interest in the Westchester DST. As of June 30, 2026, the carrying value of the Company's equity method investment in Westchester DST was $36 million.

Based on the Company’s consolidation analysis, the Company determined itself not to be the primary beneficiary of the Westchester DST and has therefore accounted for as investment in the Westchester DST under the equity method of accounting in accordance with ASC 323. The Company’s consolidation analysis was performed in accordance with ASC 810 as described in the “Variable Interest Entities” section of Note 2 — Summary of Significant Accounting Policies.

The results of operations for the Company’s investment in Westchester DST for the three and six months ended June 30, 2026 and June 30, 2025 are summarized below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Westchester DST	2026	2025	2026	2025
Revenues	$751,735	$—	$751,735	$—
Operating expenses	(365,496)	—	(365,496)	—
Other expenses, net	(278,424)	—	(278,424)	—
Net income	$107,815	$—	$107,815	$—

Net income attributable to the Company(1)	$57,993	$—	$57,993	$—

(1) Represents the Company’s allocable share of net income based on the Company’s ownership interest in the underlying investment in real estate-related assets and is included within Income from investments in real-estate related assets on the Company’s unaudited consolidated statements of operations.

Note 7 - Investment in Infrastructure Fund, at Fair Value

On December 20, 2024, the Company, through the Operating Partnership, made a commitment of $10 million to invest in Digital Bridge AI Infrastructure A, LP, a $500 million investment vehicle with commitments to four data center businesses across the U.S., Canada, and EMEA. As of June 30, 2026, $8,699,629 has been called for and funded to the investment in the Data Center. As of December 31, 2025, $8,179,307 had been called for and funded to the investment.

For the three and six months ended June 30, 2026, the Company recognized an unrealized gain of $420,370 and $779,803, respectively, on its investment in the Data Center which has been recorded in Unrealized gain (loss) from investment in infrastructure fund, at fair value in the Company's unaudited consolidated statements of operations. For both the three and six months ended June 30, 2025, the Company recognized an unrealized loss of $53,463 on its investment in the Data Center.

Note 8 – Loans Payable

On February 1, 2018, in connection with the purchase of the FM Property (see Note 3 — Investment in Real Estate), the FM Property SPE entered into a loan agreement (the “FM Loan”) with UBS AG with an outstanding principal amount of $21,000,000. The FM Loan provides for monthly interest payments and bears interest at an initial fixed rate of 4.43% per annum through the anticipated repayment date, February 6, 2028 (the “FM Anticipated Repayment Date”), and thereafter at revised rate of 3.00% per annum plus the greater of the initial interest rate or the 10 year swap yield as of the first business day after the FM Anticipated Repayment Date. As of June 30, 2026, the Company was in compliance with the FM Loan covenants.

On July 31, 2018, in connection with the purchase of the CO Property (see Note 3 — Investment in Real Estate), the CO Property SPE entered into a loan agreement (the “CO Loan”) with a related party, Cantor Commercial Real Estate ("CCRE"), with an outstanding principal amount of $26,550,000. The CO Loan provides for monthly interest payments and bears interest at an initial fixed rate of 4.94% per annum through the anticipated repayment date, August 6, 2028 (the “CO Anticipated Repayment Date”), and thereafter at an increased rate of 2.50% per annum plus the greater of the initial interest rate or the 10 year swap yield as of the first business day after the CO Anticipated Repayment Date. As of June 30, 2026, the Company was in compliance with the CO Loan covenants.

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

On November 26, 2019, in connection with the purchase of the Buchanan Property (see Note 3 – Investment in Real Estate), the Buchanan Property SPE entered into a loan agreement (the “Buchanan Loan”) with Goldman Sachs Bank USA with an outstanding principal amount of $9,600,000. The Buchanan Loan provides for monthly interest payments and bears interest at an initial fixed rate of 3.52% per annum through the anticipated repayment date, December 1, 2029 (the “Buchanan Anticipated Repayment Date”), and thereafter at revised rate of 2.50% per annum plus the greater of the initial interest rate or the 10 year swap yield as of the first business day after the Buchanan Anticipated Repayment Date. As of June 30, 2026, the Company was in compliance with the Buchanan Loan covenants.

On February 25, 2021, in connection with the purchase of the Keller Property, an indirect subsidiary of the Operating Partnership, 3221 Keller Springs Road Owner, LLC (the “Keller SPE”), entered into a loan agreement (the “Keller Loan”) with CBRE Multifamily Capital, Inc. (the “Keller Lender”) with an outstanding principal amount of $31,277,000. Prior to the funding of the Keller Loan, the Company entered into a rate capitalization agreement (the "Rate Capitalization Agreement") with SMBC Capital Markets, Inc., (the “Cap Seller”), in which the Cap Seller agrees to make payments to the Company commencing on February 25, 2021 until March 1, 2024. On January 10, 2024, the Company entered into a new rate capitalization agreement (the "New Rate Capitalization Agreement") with the Cap Seller, in which the Cap Seller agrees to make payments to the Company commencing on March 1, 2024. Under the terms of the New Rate Capitalization Agreement, the Cap Seller is obligated to make payments to the Company in the event that 30-Day Average SOFR exceeds the Cap Rate, of 3.74%. The New Rate Capitalization Agreement terminated on March 1, 2026. On July 24, 2024, an indirect subsidiary of the Operating Partnership, the Keller DST, entered into a new loan agreement with Insurance Strategy Funding Corp. LLC for $33,500,000 and repaid the Keller Loan. The new loan bears interest at 5.63% per annum and matures on August 1, 2031.

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

On June 1, 2026, in connection with the assignment and assumption of the Archer Property, the Company acquired a loan with an outstanding principal amount of $44,600,000 under a loan agreement entered into on September 13, 2023 (the "Archer Loan") between Archer DST and Berkley Point Capital, LLC (the "Archer Lender"), an affiliate of the Company. The Archer Loan provides monthly interest payments and bears a fixed interest rate of 5.52% per annum through the maturity date, October 1, 2033.

Credit Facility – Citizens Bank

On July 23, 2021, the Company and the Operating Partnership secured a $100 million senior secured revolving credit facility (the “Citizens Facility”) with Citizens Bank, N.A. (the “Facility Lender”). On July 16, 2025, the credit facility agreement was amended and restated (as amended, the “Credit Facility Agreement”). As part of the amendment and restatement, the aggregate principal amount of the Citizens Facility was increased to $150.0 million with the ability, from time to time, to increase the size of the aggregate commitment made under the agreement to a total of $250.0 million, subject to receipt of lender commitments and other conditions. Further, the amendment and restatement updated the applicable interest rates such that borrowings under the Credit Facility Agreement will be charged interest based on (i.) a term SOFR rate plus a margin ranging from 2.20% to 2.50%, or (ii) and alternative base rate plus a margin ranging from 1.20% to 1.50%, depending on the loan to value ratio. In addition, the amendment and restatement amended the definitions of Change of Control and Permitted Properties (as used in connection with eligible collateral). The new maturity date of the Citizens Facility is July 16, 2028, and may be extended pursuant to two one-year extension options, subject to continuing compliance with the financial covenants and other customary conditions, and the payment of an extension fee. As of June 30, 2026, properties including the Lewisville, Madison Ave, De Anza, GR, and WAG Portfolio Properties were pledged as collateral.

On March 12, 2025, the Company used the Citizens Facility to repay the WAG Portfolio Loan and the WAG Portfolio Properties was pledged as collateral under the Credit Facility Agreement. The loan draw is governed by the same terms and conditions outlined in the Credit Facility Agreement.

As of June 30, 2026, the amounts outstanding under the Citizens Facility were approximately $28.9 million.

As of June 30, 2026 and December 31, 2025, the Company’s Loans payable balance was $568,480,734 and $595,583,567, net of deferred financing costs, respectively. As of June 30, 2026 and December 31, 2025, deferred financing costs were $4,614,469 and $5,156,704, net of accumulated amortization of $5,124,891 and $4,582,656, respectively.

Information on the Company’s Loans payable as of June 30, 2026 and December 31, 2025 is as follows:

Description	June 30, 2026
	FM Property	CO Property	Net Lease DST Property	Buchanan Property	Keller Springs Property	Summerfield Property	Valencia Property	Citizens Facility	Kacey Property	Industry Property	ON3 Property	West End Property	Palms Property	Pearland Property	WAG MH Property	Archer Property	Total
Principal amount of loans	$21,000,000	$26,550,000	$22,495,184	$9,600,000	$33,500,000	$76,575,000	$55,200,000	$28,921,867	$40,640,000	$43,200,000	$66,731,250	$29,000,000	$20,000,000	$22,500,000	$32,581,902	$44,600,000	$573,095,203
Less: Deferred financing costs, net of accumulated amortization of $5,124,891	(46,440)	(108,039)	(137,214)	(42,608)	(1,088,636)	(104,352)	(448,243)	(806,341)	(204,754)	(247,724)	(561,261)	(274,508)	(240,550)	(303,799)	-	-	(4,614,469)
Loans payable, net of deferred financing costs and amortization	$20,953,560	$26,441,961	$22,357,970	$9,557,392	$32,411,364	$76,470,648	$54,751,757	$28,115,526	$40,435,246	$42,952,276	$66,169,989	$28,725,492	$19,759,450	$22,196,201	$32,581,902	$44,600,000	$568,480,734

Description	December 31, 2025
	FM Property	CO Property	Net Lease DST Property	Buchanan Property	Keller Springs Property	Summerfield Property	Valencia Property	Citizens Facility	Kacey Property	Industry Property	ON3 Property	West End Property	Palms Property	Pearland Property	WAG Portfolio Property	Total
Principal amount of loans	$21,000,000	$26,550,000	$22,495,184	$9,600,000	$33,500,000	$76,575,000	$55,200,000	$101,166,935	$40,640,000	$43,200,000	$66,731,250	$29,000,000	$20,000,000	$22,500,000	$32,581,902	$600,740,271
Less: Deferred financing costs, net of accumulated amortization of $4,582,656	(55,626)	(116,670)	(149,978)	(46,130)	(1,194,690)	(115,236)	(492,502)	(1,001,717)	(223,483)	(270,032)	(608,929)	(296,551)	(259,864)	(325,296)	-	(5,156,704)
Loans payable, net of deferred financing costs and amortization	$20,944,374	$26,433,330	$22,345,206	$9,553,870	$32,305,310	$76,459,764	$54,707,498	$100,165,218	$40,416,517	$42,929,968	$66,122,321	$28,703,449	$19,740,136	$22,174,704	$32,581,902	$595,583,567

For the six months ended June 30, 2026 and June 30, 2025, the Company incurred $12,936,766 and $14,085,088, respectively, of interest expense, and for the three months ended June 30, 2026 and June 30, 2025, the Company incurred $6,090,494 and $7,171,992, respectively, which is included within Interest expense on the consolidated statements of operations. As of June 30, 2026 and December 31, 2025, $2,078,245 and $1,912,056, respectively, was unpaid and is recorded as accrued interest payable on the Company’s consolidated balance sheets. All of the unpaid interest expense accrued as of June 30, 2026 and December 31, 2025 was paid during July 2026 and January 2026, respectively.

Also included within Interest expense on the consolidated statements of operations is amortization of deferred financing costs, which, for the six months ended June 30, 2026 and June 30, 2025, was $542,235 and $756,667, respectively. For the three months ended June 30, 2026 and June 30, 2025, amortization of deferred financing costs was $272,582 and $468,878, respectively.

The following table presents the future principal payments due under the Company’s loan agreements as of June 30, 2026:

Year	Amount
2026 (remaining)	—
2027	—
2028	49,921,867
2029	—
2030	—
Thereafter	523,173,336
Total	$573,095,203

Note 9 – Stockholders’ Equity

Public Offerings

Common Stock

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

As of June 30, 2026, the Company’s total number of authorized shares was 400,000,000, consisting of 10,000,000 of Class AX authorized common shares, 5,000,000 of Class TX authorized common shares, 5,000,000 of Class IX authorized common shares, 100,000,000 of Class T authorized common shares, 20,000,000 of Class S authorized common shares, 60,000,000 of Class D authorized common shares, and 200,000,000 of Class I authorized common shares. The Class AX shares, Class D shares, Class I shares, Class IX shares, Class S shares, Class T shares and Class TX shares have the same voting rights and rights upon liquidation, although distributions are expected to differ due to the distribution fees payable with respect to Class D shares, Class S shares, Class T shares and Class TX shares, which will reduce distributions to the holders of such classes of shares.

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

As of June 30, 2026, the Company had 10,750,244 shares of its common stock outstanding (consisting of 2,863,195 Class AX shares (excluding the 8,180 Class AX shares held by CFI through its initial investment), 4,947 Class TX shares, 986,005 Class IX shares, 5,269,114 Class I shares, 1,197,472 Class T shares, 424,049 Class D shares, and 5,462 Class S shares).

As of December 31, 2025, the Company had 11,107,417 shares of its common stock outstanding (consisting of 3,084,294 Class AX shares (excluding the 8,180 Class AX shares held by CFI through its initial investment), 4,927 Class TX shares, 1,022,507 Class IX shares, 5,250,219 Class I shares, 1,267,374 Class T shares, 472,659 Class D shares, and 5,437 Class S shares).

As of June 30, 2026, the Company had aggregate net proceeds of $284,987,415 in the Common Stock Offerings. As of December 31, 2025, the Company had aggregate net proceeds of $293,073,263 in the Common Stock Offerings. The aggregate net proceeds consists of gross proceeds less distribution fees, O&O Cost, and repurchases.

During the six months ended June 30, 2026, 183,094 of OP Units were converted to shares of the Company, with CFI retaining 1% of shares issued upon conversion of OP Units. During the six months ended June 30, 2025, no OP Units were converted to shares of the Company.

Preferred Stock

The Company is authorized to issue up to 50,000,000 shares of preferred stock, par value $0.01 per share. The Company designated a series of 9.50% Series A Cumulative Redeemable Preferred Stock ("Series A Preferred Stock"). The rights, preferences, and other significant terms of the Series A Preferred Stock are summarized below.

			Preferential Cash Dividends
Series	Shares Issued and Outstanding	Par Value (per Share)	Liquidation Preference	Rate per Annum	Annual Dividend (per Share)
Series A	800,000	$0.01	$25.00	9.50%	$2.375

In April 2026, the Company completed an underwritten offering of the Series A Preferred Stock, generating aggregate gross proceeds of $20.0 million. Gross proceeds were reduced by underwriting discounts and other offering costs, which were charged to stockholders' equity. The Series A Preferred Stock has no stated maturity date and is classified as permanent equity on the Company's consolidated balance sheet. Beginning April 8, 2031, the Company may redeem the Series A Preferred Stock at a redemption price of $25.00 per share, plus any accrued and unpaid dividends. The Series A Preferred Stock is also subject to certain special optional redemption and conversion provisions upon the occurrence of specified delisting events or changes in control.

Distributions

Common Stock

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

As of June 30, 2026 and December 31, 2025, the Company has declared cumulative distributions of $118,791,109 and $113,232,372, respectively, of which $896,813 and $909,919, respectively, was unpaid as of the respective reporting dates and has been recorded as distributions payable on the accompanying consolidated balance sheets. All of the unpaid distributions as of June 30, 2026 and December 31, 2025, were paid during July 2026 and January 2026, respectively. As of June 30, 2026 and December 31, 2025, distributions reinvested pursuant to the Company’s DRP were $36,143,550 and $34,367,416, respectively.

Preferred Stock

Holders of the Company's Series A Preferred Stock are entitled to cumulative cash distributions at a rate of 9.50% per annum on the $25.00 per share liquidation preference. Distributions are payable quarterly in arrears on the last day of January, April, July, and October of each year.

As of June 30, 2026, accrued and unpaid preferred stock distributions of $437,260 were included in distributions payable on the accompanying consolidated balance sheet. As of December 31, 2025, the Company had no accrued or unpaid preferred stock distributions.

Repurchases

Stockholders are eligible to have their shares of common stock repurchased by the Company pursuant to the Company's Fourth Amended and Restated Share Repurchase Program ("share repurchase program").

Repurchases of shares under the share repurchase program are made on a monthly basis. Subject to the limitations of and restrictions provided for in the share repurchase program, and subject to funds being available, shares repurchased under the share repurchase program are repurchased at the transaction price in effect on the date of repurchase, which, generally will be a price equal to the NAV per share applicable to the class of shares being repurchased and most recently disclosed by the Company in a public filing with the SEC. Under the share repurchase program, the Company may repurchase during any calendar month shares of its common stock whose aggregate value (based on the repurchase price per share in effect when the repurchase is effected) is 2% of the aggregate NAV as of the last calendar day of the previous month and during any calendar quarter whose aggregate value (based on the repurchase price per share in effect when the repurchase is effected) is up to 5% of the Company’s aggregate NAV as of the last calendar day of the prior calendar quarter. In the event that the Company determines to repurchase some but not all of the shares of common stock submitted for repurchase during any month, shares submitted for repurchase during such month will be repurchased subject to the following repurchase priority. First, repurchase requests that are made by accounts with a balance less than $2,500 of shares of the Company’s common stock at the time of such request will be repurchased in full to the extent there are available funds. Second, remaining repurchase requests will be repurchased on a pro rata basis. During the three months ended June 30, 2026, the Company received repurchase requests that exceeded the 2% monthly limit and 5% quarterly limit under the Company's share repurchase program. Therefore, as a result of the aforementioned monthly and quarterly limits, the Company repurchased less than the full amount of shares requested during the three months ended June 30, 2026.

There is no minimum holding period for shares under the share repurchase program and stockholders may request that the Company redeem their shares at any time. However, shares that have not been outstanding for at least one year will be redeemed at 95% of the redemption price that would otherwise apply to the class of shares being redeemed; provided, that, the period that shares were held prior to being converted into shares of different class will count toward the total hold period for such shares. In addition, stockholders who have received shares of the Company's common stock in exchange for their OP Units may include the period of time the stockholders held such OP Units for purposes of calculating the total hold period. The Company waives the 5% holding discount with respect to the repurchase of shares acquired pursuant to its DRP and shares issued as stock dividends. In addition, upon request, the Company may waive the 5% holding discount in the case of the death or disability of a stockholder.

During the three and six months ended June 30, 2026, the Company repurchased 561,441 and 1,115,772 shares, in the amount of $11,394,786 and $22,566,034, $2,543,311 of which were outstanding as of June 30, 2026. The amount outstanding as of June 30, 2026 were paid during July 2026.

During the three and six months ended June 30, 2025, the Company repurchased 373,215 and 825,250 shares, in the amount of $7,500,181 and $16,769,154, $2,209,317 of which were outstanding as of June 30, 2025. The amount outstanding as of June 30, 2025 were paid during July 2025.

Non-controlling Interest

Special Unit Holder

The Special Unit Holder has invested $1,000 in the Operating Partnership and has been issued Special Units as part of the overall consideration for the services to be provided by the Advisor. In addition, the Special Unit Holder is entitled to receive a performance participation distribution from the Operating Partnership, subject to certain terms and calculations as defined within the amended Operating Partnership agreement. Such allocation (the “Performance Participation Allocation”) is paid in cash annually and accrued monthly. The Special Unit Holder is entitled to $10,258,831, pursuant to the Performance Participation Allocation, $9,553,542 of which has been paid by the Company. The outstanding amount of $705,289 of Performance Participation Allocation has been included as a component of Distributions payable on the accompanying consolidated balance sheet. The Special Unit Holder investment in the Operating Partnership, including the Performance Participation Allocation, have been recorded as components of Non-controlling interests in subsidiaries on the consolidated balance sheets as of June 30, 2026 and December 31, 2025, respectively.

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

On August 16, 2024, the Company, through the Operating Partnership, and the Keller DST entered into a managing broker-dealer agreement (the "Keller DST Dealer Manager Agreement"), with the Dealer Manager, pursuant to which the Dealer Manager agreed to conduct a private placement offering (the "Keller DST Offering") of up to $38,650,000 of the Keller DST's beneficial interest representing 95% of the interests to third party investors on a "best efforts" basis. As of June 30, 2026, the Keller DST had received gross proceeds of $38,010,977 from the Keller DST Offering. As of June 30, 2026, the Company's ownership interest in the Keller Property was 5%, and third parties' was 95%. The third parties’ total ownership interest of $16,905,530 has been recorded as a component of Non-controlling interests in subsidiaries on the Company’s consolidated balance sheet as of June 30, 2026.

Non-controlling interest in Valencia DST

Based on the Company’s consolidation analysis, which was performed in accordance with ASC 810 as described in the “Variable Interest Entities” section of Note 2 — Summary of Significant Accounting Policies, management has determined that the Company is the primary beneficiary of the Valencia DST. Accordingly, the Company has consolidated the Valencia DST. As of June 30, 2026, the Operating Partnership completed a tender offer to acquire equity interest in the Valencia DST. As of June 30, 2026, the Company’s ownership interest in the Valencia DST was 27.45% and other parties’ interest was 72.55%. The other parties’ total ownership interest of $25,306,913 has been recorded as a component of Non-controlling interests in subsidiaries on the Company’s consolidated balance sheet as of June 30, 2026.

Non-controlling interest in Kacey DST

Based on the Company’s consolidation analysis, which was performed in accordance with ASC 810 as described in the “Variable Interest Entities” section of Note 2 – Summary of Significant Accounting Policies, management has determined that the Company is the primary beneficiary of the Kacey DST. Accordingly, the Company has consolidated the Kacey DST. As of June 30, 2026, the Operating Partnership completed a tender offer to acquire equity interest in the Kacey DST. As of June 30, 2026, the Company’s ownership interest in the Kacey DST was 14.90% and other parties’ interest was 85.10%. The other parties’ total ownership interest of $15,691,982 has been recorded as a component of Non-controlling interests in subsidiaries on the Company’s consolidated balance sheet as of June 30, 2026.

Non-controlling interest in Industry DST

Based on the Company’s consolidation analysis, which was performed in accordance with ASC 810 as described in the “Variable Interest Entities” section of Note 2 – Summary of Significant Accounting Policies, management has determined that the Company is the primary beneficiary of the Industry DST. Accordingly, the Company has consolidated the Industry DST. As of June 30, 2026, the Operating Partnership completed a tender offer to acquire equity interest in the Industry DST. As of June 30, 2026, the Company’s ownership interest in the Industry DST was 21.20% and other parties’ interest was 78.80%. The other parties’ total ownership interest of $19,620,845 has been recorded as a component of non-controlling interests in subsidiaries on the Company’s consolidated balance sheet as of June 30, 2026.

Non-controlling interest in the Net Lease DST

On November 23, 2021, the Company, through the Operating Partnership and the Net Lease DST entered into a managing broker-dealer agreement, (the “DST Dealer Manager Agreement”), with the Dealer Manager, pursuant to which the Dealer Manager agreed to conduct a private placement offering, (the “DST Offering”), of up to $21,620,000 of the Net Lease DST’s beneficial interest representing 100% of the interests to third party investors on a “best efforts” basis. As of June 30, 2026, the Net Lease DST has received gross proceeds of $21,620,000 from the DST Offering. As of June 30, 2026, the Operating Partnership completed a tender offer to acquire 16.70% of equity interest in the Net Lease DST.

Based on the Company’s consolidation analysis, which was performed in accordance with ASC 810 as described in the “Variable Interest Entities” section of Note 2 – Summary of Significant Accounting Policies, management has determined that the Company is the primary beneficiary of the Net Lease DST. Accordingly, the Company has consolidated the Net Lease DST. As of June 30, 2026, the Company's ownership interest in the Net Lease DST was 16.70% and other parties’ interest was 83.30%. The other parties’ total ownership interest of $6,933,593 has been recorded as a component of Non-controlling interests in subsidiaries on the Company’s consolidated balance sheet as of June 30, 2026.

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

On August 20, 2025, the Company, through the Operating Partnership, and the Longmire DST entered into a managing broker-dealer agreement (the "Longmire DST Dealer Manager Agreement"), with the Dealer Manager, pursuant to which the Dealer Manager agreed to conduct a private placement offering (the "Longmire DST Offering") of up to $36,046,819 of the Longmire DST's beneficial interest representing 100% of the interests to third party investors on a "best efforts" basis. As of June 30, 2026, the Longmire DST has received gross proceeds of $34,995,686 from the Longmire DST Offering. As of June 30, 2026, the Company’s ownership interest in the Longmire Property was 0% and third parties' interest was 100%. The third parties' total ownership interest of $49,232,545 has been recorded as a component of Non-controlling interests in subsidiaries on the Company’s consolidated balance sheet as of June 30, 2026.

Non-controlling interest in ON3 DST

Based on the Company’s consolidation analysis, which was performed in accordance with ASC 810 as described in the “Variable Interest Entities” section of Note 2 – Summary of Significant Accounting Policies, management has determined that the Company is the primary beneficiary of the ON3 DST. Accordingly, the Company has consolidated the ON3 DST. As of June 30, 2026, the Operating Partnership completed a tender offer to acquire equity interest in the ON3 DST. As of June 30, 2026, the Company’s ownership interest in the ON3 DST was 37.17% and other parties’ interest was 62.83%. The other parties’ total ownership interest of $32,295,286 has been recorded as a component of Non-controlling interests in subsidiaries on the Company’s consolidated balance sheet as of June 30, 2026.

Non-controlling interest in West End DST

Based on the Company’s consolidation analysis, which was performed in accordance with ASC 810 as described in the “Variable Interest Entities” section of Note 2 – Summary of Significant Accounting Policies, management has determined that the Company is the primary beneficiary of the West End DST. Accordingly, the Company has consolidated the West End DST. As of June 30, 2026, the Operating Partnership completed a tender offer to acquire equity interest in the West End DST. As of June 30, 2026, the Company's ownership interest in the West End DST was 66.94% and other parties' interest was 33.06%. The other parties' total ownership interest of $7,055,683 has been recorded as a component of Non-controlling interests in subsidiaries on the Company's consolidated balance sheet as of June 30, 2026.

In connection with the acquisition of the West End Property, a wholly owned subsidiary of the Operating Partnership entered into a joint venture (the “West End MT JV”) between the wholly owned subsidiary of the Operating Partnership and affiliates of BH. As of June 30, 2026, the Company’s ownership interest in the West End MT JV was 90% and BH’s interest was 10%. BH’s total ownership interest of $28,245 has been recorded as a component of Non-controlling interests in subsidiaries on the Company’s consolidated balance sheet as of June 30, 2026.

Non-controlling interest in Palms DST

Based on the Company’s consolidation analysis, which was performed in accordance with ASC 810 as described in the “Variable Interest Entities” section of Note 2 – Summary of Significant Accounting Policies, management has determined that the Company is the primary beneficiary of the Palms DST. Accordingly, the Company has consolidated the Palms DST. As of June 30, 2026, the Operating Partnership completed a tender offer to acquire equity interest in the Palms DST. As of June 30, 2026, the Company's ownership interest in the Palms DST was 22.58% and other parties' interest was 77.42%. The other parties' total ownership interest of $19,927,569 has been recorded as a component of Non-controlling interests in subsidiaries on the Company's consolidated balance sheet as of June 30, 2026.

Non-controlling interest in Pearland DST

Based on the Company's consolidation analysis, which was performed in accordance with ASC 810 as described in the "Variable Interest Entities" section of Note 2 – Summary of Significant Accounting Policies, management has determined that the Company is the primary beneficiary of the Pearland DST. Accordingly, the Company has consolidated the Pearland DST. As of June 30, 2026, the Operating Partnership exercised its fair market value option to acquire equity interest in the Pearland DST. As of June 30, 2026, the Company's ownership interest in the Pearland DST was 100%.

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

On June 1, 2026, a total of $82,087,912 of OP equity was issued for 4,036,275 OP Units in connection with:

i.
the exercise of the fair market value option to acquire the 100% of the Archer DST interests in exchange for 2,270,421 OP Units and a cash payment of $2.5 million; and
ii.
tender offers of OP Units in exchange for DST interests in Westchester DST.

The following table summarizes the number of Class I OP Units and Class T OP Units issued and outstanding to third-party investors:

	As of June 30, 2026	As of December 31, 2025
Balance at the beginning of the year	3,033,518	2,134,758
Issuance of Class I OP Units	6,160,639	898,760
Issuance of Class T OP Units	1,431,877	—
Balance at the end of period	10,626,035	3,033,518

Note 10 – Related Party Transactions

Jointly Owned Investments

As of June 30, 2026 and December 31, 2025, the Company owned interests in ten and eleven jointly owned investments, respectively, with some or all of the remaining interest held by affiliates of the Advisor. Subsequently after each acquisition, the interests held by the affiliates of the Advisor have been syndicated to third party investors through a private placement offering. As of June 30, 2026 and December 31, 2025, the Company consolidates eight and ten of these joint ventures, respectively, as the primary beneficiary and accounts for the two remaining investments under the equity method of accounting. See the “Variable Interest Entities” section of Note 2 – Summary of Significant Accounting Policies for further information on the Company’s VIE policy.

CF WAG MH

On January 1, 2025, the Operating Partnership issued 865,711 Class I OP Units in exchange for 100% of the equity interests of WAG MH. This acquisition included the transfer of management responsibilities for the portfolio from CFI to the Operating Partnership.

CF Archer DST

On June 1, 2026, the Operating Partnership issued 1,541,694 Class I OP Units and 728,727 Class T OP Units in exchange for 100% of the equity interests of Archer DST. This acquisition included the transfer of management responsibilities for the portfolio from CFI to the Operating Partnership.

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

Effective December 31, 2025, the Advisor has advised that it will waive all unreimbursed O&O Costs incurred through the end of fiscal year 2025 that otherwise may have been eligible for reimbursement. As of June 30, 2026, organizational costs of $90,675 were expensed and offering costs of $5,352,189 were charged to stockholders’ equity. As of December 31, 2025, organizational costs of $90,675, were expensed and offering costs of $4,327,191, were charged to stockholders’ equity. As of both June 30, 2026 and December 31, 2025, the Company had reimbursed the Advisor $4,068,777 for O&O Costs and had a remaining reimbursement obligation of $1,169,973. Of the remaining obligation, $820,886 was attributable to Non-controlling interests in the Operating Partnership. The reimbursement obligation is included in Due to related parties on the accompanying consolidated balance sheets.

Asset Management Fees. Asset management fees are payable to the Advisor and are calculated monthly based on the Company’s NAV. Prior to January 1, 2026, the fee equaled one‑twelfth of 1.20% of the Company’s most recently disclosed NAV. Effective January 1, 2026, the fee was reduced to one‑twelfth of 0.75% per annum, payable by the Company based on its NAV and by the Operating Partnership based on the NAV attributable to OP Units held by unitholders other than the Company (excluding special limited partnership interests).

For the six months ended June 30, 2026, and June 30, 2025, the Company incurred asset management fees of $1,229,903 and $1,836,863, respectively, and for the three months ended June 30, 2026 and June 30, 2025, the Company incurred asset management fees of $674,184 and $923,548, respectively. As of June 30, 2026, the total unpaid asset management fees was $674,184 and has been included within Due to related parties on the consolidated balance sheet. The amount of asset management fees incurred by the Company during the applicable period is included in the calculation of the limitation of operating expenses pursuant to the 2%/25% Guidelines (as defined and described below).

Other Operating Expenses. Pursuant to the terms of the Advisory Agreement, the Company is obligated to reimburse the Advisor for certain operating expenses. Beginning October 1, 2018, the Company was subject to the limitation that it generally may not reimburse the Advisor for any amounts by which the total operating expenses at the end of the four preceding fiscal quarters exceeds the greater of (i) 2% of average invested assets (as defined in the Advisory Agreement) and (ii) 25% of net income other than any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of investments for that period (the “2%/25% Guidelines”). If the Company’s independent directors determine that all or a portion of such amounts in excess of the limitation are justified based on certain factors, the Company may reimburse amounts in excess of the limitation to the Advisor. In addition, beginning on October 1, 2018, the Company may request any operating expenses that were previously reimbursed to the Advisor in prior or future periods in excess of the limitation to be remitted back to the Company. As of June 30, 2026, the Company has reimbursed $11,339,035 of the operating expense reimbursement obligation to the Advisor, which represents the current operating expense reimbursement obligation to the Advisor.

The Advisory Agreement provides that, subject to other limitations on the incurrence and reimbursement of operating expenses contained in the Advisory Agreement, operating expenses which have been incurred and paid by the Advisor will not become an obligation of the Company unless the Advisor has invoiced the Company for reimbursement, which will occur in a quarterly statement and accrued for in the respective period. The Advisor will not invoice the Company for any reimbursement if the impact of such would result in the Company’s incurrence of an obligation in an amount that would result in the Company’s NAV per share for any class of shares to be less than $25.00. The Company may, however, incur and record an obligation to reimburse the Advisor, even if it would result in the Company’s NAV per share for any class of shares for such quarter to be less than $25.00, if the Company’s board of directors determines that the reasons for the decrease of the Company’s NAV per share below $25.00 were unrelated to the Company’s obligation to reimburse the Advisor for operating expenses. Beginning January 1, 2026, the Company eliminated the provision that had limited reimbursement of certain expenses advanced by the Advisor or its affiliates whenever such reimbursement would reduce the Company’s NAV per share below $25.00

In addition, the Advisory Agreement provides that all or a portion of the operating expenses, which have not been previously paid by the Company or invoiced by the Advisor may be in the sole discretion of the Advisor: (i) waived by the Advisor, (ii) reimbursed to the Advisor in any subsequent quarter or (iii) reimbursed to the Advisor in connection with a liquidity event or termination of the Advisory Agreement, provided that the Company has fully invested the proceeds from its initial public offering and the stockholders have received, or are deemed to have received, in the aggregate, cumulative distributions equal to their invested capital plus a 6% cumulative, non-compounded annual pre-tax return on their invested capital. Any reimbursement of operating expenses remains subject to the limitations described above and the limitations and the approval requirements relating to the 2%/25% Guidelines. For the six months ended June 30, 2026, we were in compliance with this requirement and our total operating expenses were 0.81% of average invested assets (as defined in the Advisory Agreement) and 11.53% of net income.

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

Effective December 31, 2025, the total amount of Unreimbursed Operating Expenses (as defined below) incurred through the end of fiscal year 2025 was waived. This includes operating expenses incurred by the Advisor on the Company’s behalf which have not been invoiced to the Company and also amounts invoiced to the Company by the Advisor but not yet reimbursed (“Unreimbursed Operating Expenses”). During the six months ended June 30, 2026, $192,501 of operating expenses incurred by the Advisor were invoiced to the Company but not yet reimbursed. During the six months ended June 30, 2025, $1,750,510 of operating expenses incurred by the Advisor were not invoiced to the Company.

Property Management Fees. The Company may engage the Advisor or an affiliate to serve as a property manager with respect to a particular property. The Company will pay the Advisor property management fees for such services. For the six months ended June 30, 2026 and June 30, 2025, the Company incurred property management fees of $1,188,944 and $1,222,970, respectively, and for the three months ended June 30, 2026 and June 30, 2025, the Company incurred property management fees of $610,902 and $622,765, respectively. The property management fees incurred during the month of June 30, 2026 of $260,013 was unpaid as of June 30, 2026 and has been included within Due to related parties on the consolidated balance sheet.

Leasing Commissions. If the Advisor or an affiliate is the Company’s primary leasing agent, then the Company will pay customary leasing fees in amount that is usual and customary in that geographic area for that type of property. As of both June 30, 2026 and December 31, 2025, no amount was incurred by the Company.

Performance Participation Allocation

The Special Unit Holder has invested $1,000 in the Operating Partnership and has been issued Special Units as part of the overall consideration for the services to be provided by the Advisor. On January 1, 2026, the Company and the limited partners of the Operating Partnership entered into the Second Amended and Restated Limited Partnership Agreement of Cantor Fitzgerald Income Trust Operating Partnership (the “OP LPA”). Under the terms of the OP LPA, the Special Unit Holder is entitled to receive a performance participation distribution from the Operating Partnership of 5.0% of the Total Return (the “Performance Participation Allocation”), subject to a 5% Hurdle Amount and a High Water Mark, with a Catch-Up (as such terms are defined in the OP LPA), subject to certain terms and calculations as defined within the OP LPA. See Note 9 – Stockholders Equity for further information.

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

As of June 30, 2026, the likelihood, probability and timing of each of the possible occurrences or events listed in the preceding sentences (i) and (ii) in the above paragraph are individually and collectively uncertain. Additionally, whether or not the Company will have fully invested the proceeds from Initial Offering and also whether the Company’s stockholders will have received, or are deemed to have received, in the aggregate, cumulative distributions equal to their invested capital plus a 6% cumulative, non-compound annual pre-tax return on such invested capital at the time of any such occurrence or event is also uncertain. As of both June 30, 2026 and December 31, 2025, CFI has paid Sponsor Support totaling $5,374,526, which will be subject to reimbursement by the Company to CFI in the event of these highly conditional circumstances.

The following summarizes the fees payable to the Dealer Manager:

Distribution Fees. Under the Dealer Manager Agreements, distribution fees are payable to the Dealer Manager with respect to the Company’s Class TX shares, Class T shares, Class S shares and Class D shares, all or a portion of which may be re-allowed by the Dealer Manager to participating broker-dealers. Under the Dealer Manager Agreement for the Initial Offering, the distribution fees for Class TX shares accrue daily and are calculated on outstanding Class TX shares issued in the Primary Offering in an amount equal to 1.0% per annum of (i) the gross offering price per Class TX share in the Primary Offering, or (ii) if the Company is no longer offering Class TX shares in a public offering, the most recently published per share NAV of Class TX shares. Under the Dealer Manager Agreements for the Follow-On Offering and the Third Offering, the Company has agreed to pay the Dealer Manager (a) with respect to the Class T shares and Class S shares, a distribution fee in an annual amount equal to 0.85% of the aggregate NAV of the outstanding Class T shares and Class S shares, as applicable, and (b) with respect to the Class D shares, a distribution fee in an annual amount equal to 0.25% of the aggregate NAV of the outstanding Class D shares. The distribution fees are payable monthly in arrears and are paid on a continuous basis from year to year. During the six months ended June 30, 2026 and June 30, 2025, the Company paid distribution fees of $96,392 and $126,375, respectively. As of June 30, 2026 and December 31, 2025, the Company has incurred a liability of $19,049 and $20,058, respectively, which is included within Due to related parties on the consolidated balance sheets, $15,854 and $16,061, respectively, of which was due as of June 30, 2026 and December 31, 2025 and paid during July 2026 and January 2026, respectively.

In addition, during the six months ended June 30, 2026 and June 30, 2025, the Company paid distribution fees of $40,144 and $21,707 in connection with the issuance of its Class T OP Units. As of June 30, 2026 and December 31, 2025, the Company incurred a distribution fee liability of $7,614 and $5,268, respectively, in connection with issuance of its Class T OP Units of which was due as of June 30, 2026 and December 31, 2025 and paid during July 2026 and January 2026.

Selling Commissions. Selling commissions payable to the Dealer Manager in the Initial Offering consisted of (i) up to 1% of gross offering proceeds paid by CFI for Class AX shares and Class TX shares and, (ii) up to 5% and 2% of gross offering proceeds from the sale of Class AX shares and Class TX shares, respectively. No selling commissions were payable with respect to Class IX shares. Selling commissions in the Follow-On Offering and Third Offering consist of 3% and 3.5% of gross offering proceeds from the sale of Class T shares and Class S shares, respectively. All or a portion of such selling commissions may be re-allowed to participating broker-dealers. No selling commissions will be payable with respect to Class D and Class I shares. For the six months ended June 30, 2026 and the year ended December 31, 2025, the Company incurred $145 and $16,631, respectively, of selling commissions, which is included within Additional paid-in capital on the consolidated balance sheets. At both June 30, 2026 and December 31, 2025, $1,182,925 of Sponsor Support, has been recorded and has been reimbursed by CFI. No Sponsor Support payment was due as of June 30, 2026, as Sponsor Support ended with the termination of the Primary Offering.

Dealer Manager Fees. Dealer manager fees payable to the Dealer Manager in the Initial Offering consisted of up to 3.0% of gross offering proceeds from the sale of Class AX shares and Class TX shares sold in the Primary Offering and up to 1.5% of gross offering proceeds from the sale of Class IX shares sold in the Primary Offering, all of which were paid by CFI. A portion of such dealer manager fees may be re-allowed to participating broker-dealers as a marketing fee. Dealer Manager fees payable to the Dealer Manager in the Follow-On Offering and Third Offering consist of up to 0.5% of gross offering proceeds from the sale of Class T shares sold in the primary portion of the Follow-On Offering and Third Offering. No dealer manager fees will be payable with respect to Class S shares, Class D shares and Class I shares. For the six months ended June 30, 2026 and the year ended December 31, 2025, the Company recorded $273 and $2,934, respectively, of dealer manager fees, which is included within Additional paid-in capital on the consolidated balance sheets. As of both June 30, 2026 and December 31, 2025, all of the Sponsor Support related to dealer manager fees has been recorded and $4,191,601, has been reimbursed by CFI. No Sponsor Support payment was due as of June 30, 2026, as Sponsor Support ended with the termination of the Primary Offering.

The following table summarizes the above mentioned fees and expenses incurred by the Company and amounts of investment funding due by the Company for the six months ended June 30, 2026:

		Due to related parties as of	Six months ended June 30, 2026		Due to related parties as of
Type of Fee or Reimbursement	Financial Statement Location	December 31, 2025	Incurred	Paid	June 30, 2026
Management Fees
Asset management fees	Management fees	$5,447,345	$1,229,903	$6,003,064	$674,184
Property management and oversight fees	Management fees	801,243	1,188,944	1,730,174	260,013
Organization, Offering and Operating Expense Reimbursements
Operating expenses(1)	General and administrative expenses	3,877,002	192,501	3,877,002	192,501
Expense reimbursement(2)	Property operating expenses	5,646,452	3,823,233	—	9,469,685
Offering costs(3)	Additional paid-in capital	349,087	820,886	—	1,169,973
Commissions and Fees
Selling commissions and dealer manager fees, net	Additional paid-in capital	—	418	418	—
Distribution fees(4)	Additional paid-in capital	25,326	155,460	154,123	26,663
Investment Funding
Good faith deposit reimbursement(5)	Investment in real estate, net	670,000	—	300,000	370,000
Total		$16,816,455	$7,411,345	$12,064,781	$12,163,019

(1) Effective December 31, 2025, the Advisor has advised that it will waive all Unreimbursed Operating Expenses incurred through the end of fiscal year 2025. During the six months ended June 30, 2026, the Advisor has incurred, on behalf of the Company, a total of $192,501 in Unreimbursed Operating Expenses. The total amount of Unreimbursed Operating Expenses may, in future periods, be subject to reimbursement by the Company pursuant to the terms of the Advisory Agreement.

(2) Primarily reflects amounts owed to CFI from the Company in relation to real estate tax payments for the West End Property, the Pearland Property, the Palms Property, the Longmire Property, and the Keller Property and insurance payments for the Fisher Road Property.

(3) Effective December 31, 2025, the Advisor has advised that it will waive all O&O costs incurred through the end of fiscal year 2025. As of June 30, 2026, the Company has incurred $820,886 in O&O costs related to the June UPREIT transactions.

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

On December 15, 2025, CFI transferred the Investment to an affiliate of the Company, CF Real Estate Holdings, LLC ("CF RE Holdings"). On January 2, 2026, CF RE Holdings purchased an additional 478,641 of Class I shares in the amount of $9.3 million. On April 8, 2026, CF RE Holdings purchased 100,000 shares of Series A Preferred Stock in the amount of $2.5 million.

During the six months ended June 30, 2026, CFI received and directly owned 1,831 of Class I shares as a result of the conversion of OP units into Class I shares.

Neither the Advisor, CF RE Holdings, nor CFI currently has any options or warrants to acquire any of the Company’s shares.

Sponsor Support

The Company’s sponsor, CFI, is a Delaware limited liability company and an affiliate of CFLP. CFI has paid a portion of selling commissions and all of the dealer manager fees, up to a total of 4% of gross offering proceeds from the sale of Class AX shares and Class TX shares, as well as 1.5% of gross offering proceeds from the sale of Class IX shares, incurred in connection with the Initial Offering. The Company will reimburse such expenses (i) immediately prior to or upon the occurrence of a liquidity event, including (A) the listing of the Company’s common stock on a national securities exchange or (B) a merger, consolidation or a sale of substantially all of the Company’s assets or any similar transaction or any transaction pursuant to which a majority of the Company’s board of directors then in office are replaced or removed, or (ii) upon the termination of the Advisory Agreement by the Company or by the Advisor. In each such case, the Company only will reimburse CFI after the Company has fully invested the proceeds from the Initial Offering and the Company’s stockholders have received, or are deemed to have received, in the aggregate, cumulative distributions equal to their invested capital plus a 6% cumulative, non-compounded annual pre-tax return on such invested capital. As of June 30, 2026, CFI has paid Sponsor Support totaling $5,374,526.

Note 11 – Variable Interest Entities

As of June 30, 2026 and December 31, 2025, certain VIEs have been identified. In regard to the Company’s investment in the Keller Property, the Valencia Property, the Kacey Property, the Net Lease DST, the Industry Property, the Longmire Property, the ON3 Property, the West End Property, the Palms Property, and the Archer Property. The Company has determined itself to be the primary beneficiary because the Company has a significant variable interest in and control over the Keller Property, the Valencia Property, the Kacey Property, the Net Lease DST, the Industry Property, the Longmire Property, the ON3 Property, the West End Property, the Palms Property, and the Archer Property. Therefore, the Company has consolidated the Keller Property, the Valencia Property, the Kacey Property, the Net Lease DST, the Industry Property, the Longmire Property, the ON3 Property, the West End Property, the Palms Property, and the Archer Property. In regard to the Company’s investment in the Station DST and the Westchester DST, the Company has determined itself not to be the primary beneficiary, because the Company does not have a significant variable interest in and control over the Station DST and the Westchester DST. Therefore, the Company has not consolidated the Station DST and the Westchester DST. The Company’s maximum exposure to loss from its interest in an unconsolidated VIE as of June 30, 2026 is $41,112,414 related to its investment in a real estate-related asset, the Station DST and the Westchester DST. See Note 6 - Investments in Real Estate-Related Assets for additional information.

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

For lessees, the lease accounting standard ASC 842, Leases requires the lessee to recognize the assets and liabilities that arise from the leases. A lessee can classify a lease as either a finance lease or operating lease based on meeting certain criteria under ASC 842. In connection with the accounting standard, the Company is required to determine the incremental borrowing rate that is used as the discount rate in calculating the present value of lease payments for the duration of the lease term to measure the lease asset, Right-of-Use Asset (“ROU”) and lease liability. Given the extended lease term, estimating the incremental borrowing rate requires significant judgment from the Company. The Company has determined that the two ground leases qualify as operating leases. As of June 30, 2026 and December 31, 2025, the Company has $16,068,405 and $16,115,737 of ROU, respectively, and $16,068,405 and $16,115,737 lease liability, respectively. Under this guidance, for both the six months ended June 30, 2026 and June 30, 2025, the Company has recognized lease expense of $387,389, and is included within the accompanying consolidated statements of operations. For both the three months ended June 30, 2026 and June 30, 2025, the Company has recognized lease expense of $193,694, and is included within the accompanying consolidated statements of operations.

The following table reflects the base cash rental payments due from the Company as of June 30, 2026:

Year	Future Base Rent Payments
2026 (remaining)	326,599
2027	653,198
2028	653,198
2029	653,198
2030	653,198
Thereafter	33,287,559
Total	$36,226,950

Litigation and Regulatory Matters

As of June 30, 2026 and December 31, 2025, the Company was not subject to litigation nor was the Company aware of any litigation pending against it.

The Company has entered into customary guaranty agreements (the “Guaranty Agreements”) in connection with the financing of certain specific investments, including the acquisition of the FM Property, the Buchanan Property, the CO Property, and the Summerfield Property, as further described in Note 8 — Loans Payable, as well as a Delaware Statutory Trust that owns a 380-unit multifamily property located in Miami, Florida ("CF Biscayne Multifamily DST"), in which the Company does not hold a controlling interest or ownership interest. Pursuant to the Guaranty Agreements, the Company has guaranteed any losses or liabilities that the lenders may incur as a result of the occurrence of certain enumerated bad acts as defined in the Guaranty Agreements. The Company has also guaranteed the repayment of obligations and indebtedness due to the lenders upon the occurrence of certain enumerated events as defined in the Guaranty Agreements. Additionally, in regard to the FM Property, the Buchanan Property, the CO Property, the Summerfield Property, and CF Biscayne Multifamily DST, the Company has also agreed to indemnify the lenders against certain environmental liabilities.

As of June 30, 2026, the Company’s liability under these arrangements is not quantifiable and the potential for the Company to be required to make payments under the Guaranty Agreements is remote. Accordingly, no contingent liability is recorded in the Company’s unaudited consolidated balance sheet for these arrangements.

Risks and Uncertainties

Financial instruments that potentially subject the Company to concentrations of credit risk include Cash and restricted cash. At times, balances with any one financial institution may exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. The Company believes it mitigates this risk by investing its cash with institutions it considers to be of high-credit quality.

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

The following describes the methods the Company uses to estimate the fair value of the Company’s financial assets and liabilities:

Investment in infrastructure fund, at fair value — The Company’s investment in the Data Center is carried at NAV as a practical expedient. The Company estimates the fair value of its investment in infrastructure fund using the Company's share of the NAV as reported by the fund manager of the Data Center. As of June 30, 2026, the fair value was $9,951,997.

Loans payable —The fair value is estimated by discounting the expected cash flows based on estimated borrowing rates available to the Company as of the measurement date. The current period liabilities’ carrying and fair values exclude net deferred financing costs. These financial instruments are valued using Level 2 inputs. As of June 30, 2026 and December 31, 2025, the estimated fair value of the Company’s loans payable was $538,172,563 and $564,704,349, respectively (excluding deferred financing costs). The Company has not elected the fair value option, and as such has accounted for its debt using the amortized cost method.

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

Other financial instruments — The Company considers the carrying value of its Cash and restricted cash to approximate its fair value because of the short period of time between its origination and its expected realization as well as its highly-liquid nature. Due to the short-term maturity of this instrument, Level 1 inputs are utilized to estimate the fair value of this financial instrument.

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

The table below presents the fair value of the Company’s derivative financial instrument as well as its classification on the consolidated balance sheet as of June 30, 2026, and December 31, 2025:

	Balance Sheet Location	June 30, 2026	December 31, 2025
Derivatives designated as hedging instruments:
Interest rate “pay-fixed” swap	Derivative assets, at fair value	$6,298,972	$5,720,505

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

The changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive loss (“AOCI”) and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the six months ended June 30, 2026 and June 30, 2025, an amount of $643,065 and $837,031, respectively, was reclassified into earnings and has been recorded within Interest expense in the accompanying consolidated statement of operations. During the three months ended June 30, 2026 and June 30, 2025, an amount of $318,473 and $417,787, respectively, was reclassified into earnings and has been recorded within Interest expense in the accompanying consolidated statement of operations.

As of June 30, 2026 the Company had the following derivatives that were designated as cash flow hedges of interest rate risk:

	June 30, 2026
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

During the six months ended June 30, 2026 and June 30, 2025, the Company recorded a loss on derivatives not designated as hedges of $8,767 and $104,655, respectively, within Interest expense in the accompanying consolidated statement of operations. During the three months ended June 30, 2026, the Company did not record any loss or gain on derivatives not designated as hedges. During the three months ended June 30, 2025, the Company recorded a loss on derivatives not designated as hedges of $29,975, within Interest expense in the accompanying consolidated statement of operation. The interest rate derivative not designated as a hedge terminated March 1, 2026.

Credit Risk-Related Contingent Features

The agreements the Company has with the Company’s derivative counterparties contain cross-default provisions that could trigger a declaration of default on the Company’s derivative obligations if the Company defaults, or is capable of being declared in default, on certain of the Company’s indebtedness. As of June 30, 2026, the Company had not been declared in default on any of its derivative obligations. The estimated fair value of the Company’s derivatives in a net asset position was $6,298,972 as of June 30, 2026. The estimated fair value of the Company’s derivatives in a net asset position was $5,729,272 as of December 31, 2025.

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

Refer to the Company's consolidated statements of operations for additional information. The following table shows components used by the CODM:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Total revenue	$24,919,629	$24,970,064	$51,487,715	$48,651,427
Non-compensation related operating expenses(1)	$21,129,105	$20,600,993	$42,887,388	$38,223,405
Interest expense, net	$(6,363,076)	$(7,265,896)	$(13,486,513)	$(14,111,627)
Income from other sources	$257,745	$202,560	$443,994	$637,717

Note: (1) For the three and six months ended June 30, 2026, non-compensation related operating expenses included $8.4 and $17.2 million, respectively, of depreciation and amortization. For the three and six months ended June 30, 2025, non-compensation related operating expenses included $8.9 and $17.9 million, respectively, of depreciation and amortization.

As of June 30, 2026 and December 31, 2025, the Company had total assets of $1.2 and $1.1 billion, respectively. See the Company’s consolidated balance sheets for more information.

The CODM evaluates the operating results and revenue of the Company regardless of geographic location as property and asset management accordingly.

Note 17 – Subsequent Events

Archer Loan

On July 24, 2026, the Company used the Citizens Facility to repay the Archer Loan and the Archer Property was pledged as collateral under the Credit Facility Agreement. The loan draw is governed by the same terms and conditions outlined in the Credit Facility Agreement.

Data Center Investment

On July 31, 2026, the Company increased its commitment in the Data Center investment by $2.5 million and funded an additional $266,210.

Common Stock Repurchases

Subsequent to June 30, 2026, the Company received and completed 243 eligible repurchase requests for a total of 215,199 shares in the amount of $4,383,429.

Status of the Offerings

As of August 10, 2026, the Company had sold 20,300,948 shares of its common stock (consisting of 5,469,693 Class AX shares, 229,309 Class TX shares, 1,389,879 Class IX shares, 1,912,155 Class T shares, 8,276 Class S shares, 769,747 Class D shares, and 10,521,889 Class I shares) in the Common Stock Offerings, resulting in aggregate net proceeds of $281,954,905 to the Company as payment for such shares, and 800,000 shares of its Series A Preferred Stock outstanding in the Preferred Stock Offering resulting in aggregate net proceeds of $18,923,750 to the Company as payment for such shares.

Distributions

Common Stock

As authorized by the board of directors of the Company, on July 7, 2026 the Company declared the following distributions for each class of the Company’s common stock and Class I and Class T OP Units as rounded to the nearest four decimal places (5.00% of NAV per share class on an annual basis):

June Gross Distribution
Class I Shares	0.08310
Class D Shares	0.08306
Class S Shares	0.08301
Class T Shares	0.08301
Class IX Shares	0.08310
Class AX Shares	0.08310
Class TX Shares	0.08301
Class I OP Units	0.08310
Class T OP Units	0.08306

The net distributions for each class of common stock (which represents the gross distributions described above less any distribution fee for the applicable class of common stock as described in the Company’s applicable prospectus) and Class I and Class T OP Units are payable to stockholders of record immediately following the close of business on June 30, 2026 and was paid on July 7, 2026. These distributions were paid in cash or reinvested in shares of the Company’s common stock for stockholders participating in the DRP. Some or all of the cash distributions may be paid from sources other than cash flow from operations.

As authorized by the board of directors of the Company, on August 6, 2026 the Company declared the following distributions for each class of the Company’s common stock and Class I and Class T OP Units as rounded to the nearest four decimal places (5.00% of NAV per share class on an annual basis):

July Gross Distribution
Class I Shares	0.08650
Class D Shares	0.08650
Class S Shares	0.08646
Class T Shares	0.08646
Class IX Shares	0.08650
Class AX Shares	0.08650
Class TX Shares	0.08646
Class I OP Units	0.08650
Class T OP Units	0.08650

The net distributions for each class of common stock (which represents the gross distributions described above less any distribution fee for the applicable class of common stock as described in the Company’s applicable prospectus) and Class I and Class T OP Units are payable to stockholders of record immediately following the close of business on July 31, 2026 and was paid on August 6, 2026. These distributions were paid in cash or reinvested in shares of the Company’s common stock for stockholders participating in the DRP. Some or all of the cash distributions may be paid from sources other than cash flow from operations.

Preferred Stock

As authorized by the board of directors of the Company, on July 7, 2026, the Company declared the payment of a quarterly dividend on its Series A Preferred Stock. A quarterly dividend of $0.73889 per share will be paid on July 31, 2026 to holders of record of the Series A Preferred Stock immediately prior to the close of business on July 15, 2026. As disclosed in Note 9 – Stockholders' Equity, the annual dividend on the Preferred Stock is $2.375 per share (or a quarterly dividend of $0.59375 per share). However, the initial quarterly dividend payment was prorated to cover the period from the issuance date of the Preferred Stock of April 8, 2026 through July 30, 2026, the day before the initial quarterly dividend payment date.

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

As of August 10, 2026, the Company had sold 5,469,692 Class AX shares, 229,309 Class TX shares, 1,389,879 Class IX shares, 1,912,155 Class T shares, 769,747 Class D shares, 8,276 Class S shares, and 10,521,889 Class I shares of common stock in the Primary Offering and the primary portion of the Follow-on Offering, as well as 633,662 Class AX shares, 127,998 Class TX shares, 186,137 Class IX shares, 99,762 Class T shares, 45,458 Class D shares, 465 Class S shares, and 484,302 Class I shares in the DRP for aggregate net proceeds of $281,954,905 in the Initial Offering, the Follow-On Offering, and the Third Offering (collectively, the “Common Stock Offerings”) and 800,000 shares of Series A Preferred Stock for aggregate net proceeds of $18,923,750 in the Preferred Stock Offering (collectively with the Common Stock Offerings, the “Offerings”).

Prior to the commencement of the Follow-On Offering, the Company determined its NAV as of the end of each quarter. NAV, as defined, is calculated consistent with the procedures set forth in the Company’s prospectus and excludes any organization and offering expenses paid by the Advisor on the Company’s behalf (other than selling commissions, dealer manager fees and distribution fees) (“O&O Costs”), with such costs to be reflected in the Company’s NAV to the extent the Company reimburses the Advisor for these costs. Upon commencement of the Follow-On Offering, the Company started determining its NAV on a monthly basis, beginning with the determination of NAV as of July 31, 2020. As of June 30, 2026, the Company’s NAV was $20.37 per Class AX share, Class IX share, Class I share, Class D share, Class I OP Unit, and Class T OP Unit, and $20.36 per Class TX share, Class T share, and Class S share. For further discussion of the Company’s NAV calculation, please see “—Net Asset Value”.

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

As of June 30, 2026, the Company had made the following investments:

•
A retail property located in Grand Rapids, MI (the “GR Property”).
•
An office property located in Fort Mill, SC (the “FM Property”).
•
An office property located in Columbus, OH (the “CO Property”).
•
A flex industrial property located in Lewisville, TX (the “Lewisville Property”).
•
A controlling interest of 16.70% in a Delaware Statutory Trust, CF Net Lease Portfolio IV DST (the "Net Lease DST"), which owns seven properties (individually, a "Net Lease DST Property" and collectively the "Net Lease DST Properties").
•
An industrial property located in Phoenix, AZ (the “Buchanan Property”).
•
Interests (15%) in a Delaware Statutory Trust, CF Station Multifamily DST (the “Station DST”), which owns a multifamily residential property located in Irving, TX (the “Station Property”).
•
A controlling interest of 5% in a Delaware Statutory Trust, CF Keller Springs Multifamily DST (the "Keller DST"), located in Carrolton, TX (the “Keller Property”).
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
•
An investment commitment of $10,000,000 in Digital Bridge AI Infrastructure A, LP, a $500 million investment vehicle with commitments to four data center businesses across the U.S., Canada, and EMEA (the "Data Center"). As of June 30, 2026, $8,699,629 has been called for and funded to the investment in the Data Center.
•
A controlling interest of 100% in a Delaware Statutory Trust, CF Archer Multifamily DST (the "Archer DST"), which owns a multifamily residential property located in Acworth, GA (the "Archer Property").
•
Interests (53.79%) in a Delaware Statutory Trust, CF Westchester Multifamily DST (the “Westchester DST”), which owns a multifamily residential property located in Mamaroneck, NY (the “Westchester Property”).

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

Operating Highlights

Second Quarter of 2026 Activity

•
For the three months ended June 30, 2026, the Company sold 47,298 shares of common stock in the Common Stock Offerings for gross proceeds of approximately $1 million.

•
For the three months ended June 30, 2026, the Company repurchased 561,441 shares of common stock in the Common Stock Offerings for gross proceeds of approximately $11 million.
•
On April 8, 2026, the Company completed an underwritten public offering of the Series A Preferred Stock, generating aggregate gross proceeds of $20.0 million. Gross proceeds were reduced by underwriting discounts and other offering costs.
•
On April 16, 2026, the Company, through the Operating Partnership, disposed of the Fisher Road Property for gross sales price of $70 million, realizing a gain of approximately $13.3 million.
•
On June 1, 2026, a total of $82,087,912 of OP equity was issued for 4,036,275 OP Units in connection with:
i.
the exercise of the fair market value option to acquire the 100% of the Archer DST interests in exchange for 2,270,421 OP Units and a cash payment of $2.5 million; and
ii.
tender offers of OP Units in exchange for DST interests in Westchester DST.

Portfolio Information

As of June 30, 2026, the Company owned interests in 42 real properties and a plot of land as described below:

Portfolio	Ownership Percentage	Location	Number of Properties	Square Feet/ Acre	Remaining Lease Term(1)	Acquisition Date	Purchase Price(2)
Walgreens Grand Rapids ("GR Property")	100.00%	Grand Rapids, MI	1	14,552	11.1 years	July 2017	$7,936,508
CF Net Lease Portfolio IV DST ("Net Lease DST Properties")	16.70%	Various	7	103,537	10.4 years	September 2017	$35,706,642
Daimler Trucks North America Office Building ("FM Property")	100.00%	Fort Mill, SC	1	150,164	2.5 years	February 2018	$40,000,000
Alliance Data Systems Office Building ("CO Property")	100.00%	Columbus, OH	1	241,493	6.2 years	July 2018	$46,950,000
Hoya Optical Labs of America ("Lewisville Property")	100.00%	Lewisville, TX	1	89,473	2.0 years	November 2018	$14,120,000
Martin Brower Industrial Buildings ("Buchanan Property")	100.00%	Phoenix, AZ	1	93,302	5.7 years	November 2019	$17,300,000
Multifamily Residential Property ("Keller Property")	5.00%	Carrolton, TX	1	255,627	multiple(3)	February 2021	$56,500,000
Multifamily Residential Property ("Summerfield Property")	100.00%	Landover, MD	1	452,876	multiple(3)	March 2021	$115,500,000
Amazon Last Mile Cleveland ("Madison Ave Property")	100.00%	Cleveland, OH	1	168,750	4.8 years	May 2021	$30,800,000
Valencia California ("Valencia Property")	27.45%	Santa Clarita, CA	1	180,415	9.5 years	July 2021	$92,000,000
De Anza Plaza Office Buildings ("De Anza Property")	100.00%	Cupertino, CA	1	83,959	5.1 years	July 2021	$63,750,000
Multifamily Residential Property ("Kacey Property")	14.90%	Kingwood, TX	1	296,991	multiple(3)	November 2021	$67,000,000
Multifamily Residential Property ("Industry Property")	21.20%	Columbus, OH	1	187,678	multiple(3)	December 2021	$81,000,000
Multifamily Residential Property ("Longmire Property")	0.00%	Conroe, TX	1	231,720	multiple(3)	April 2022	$43,400,000
Office Tower ("ON3 Property")	37.17%	Nutley, NJ	1	332,818	12.5 years	April 2022	$131,667,000
Multifamily Residential Property ("West End Property")	66.94%	Lenexa, KS	1	299,813	multiple(3)	August 2022	$69,375,000
Multifamily Residential Property ("Palms Property")	22.58%	Houston, TX	1	222,672	multiple(3)	August 2022	$48,000,000
Land ("Mount Comfort Land")	100.00%	Greenfield, IN	0	1 - acre	9.8 years	October 2022	$445,000
Multifamily Residential Property ("Pearland Property")	100.00%	Pearland, TX	1	219,624	multiple(3)	June 2023	$40,500,000
CF WAG Portfolio DST ("WAG Portfolio Properties")	100.00%	Various	8	118,339	10.4 years	September 2024	$42,000,000
WAG MH Property ("WAG MH Properties")	100.00%	Various	9	139,305	10.4 years	January 2025	$50,130,000
Multifamily Residential Property ("Archer Property")	100.00%	Acworth, GA	1	324,128	multiple(3)	June 2026	$92,500,000
(1)
Reflects number of years remaining until the tenant’s first termination option.
(2)
Reflects the contract purchase price at 100% ownership as opposed to adjusted for current ownership percentage as applicable.
(3)
Indicates individual tenant leases (with 1-year average lease term) for the multifamily residential properties.

As of June 30, 2026 and December 31, 2025, lease expirations related to the Company’s net lease portfolio of real estate assets, (excluding multifamily and Data Center investments), based on each asset’s fair value used in determining the Company's NAV, were as follows:

Year	As of June 30, 2026	As of December 31, 2025
2026	0.0%	0.0%
2027	0.0%	0.0%
2028	13.1%	12.1%
2029	0.0%	0.0%
2030	0.0%	0.0%
2031	22.5%	22.7%
2032	17.8%	35.5%
2033	0.0%	0.0%
2034	0.0%	0.0%
2035	5.6%	2.0%
After 2036	41.0%	27.7%

As of June 30, 2026 and December 31, 2025, the industry concentration of the Company’s portfolio of real estate assets, based on each asset’s fair value used in determining the Company's NAV, was as follows:

Property Type	As of June 30, 2026	As of December 31, 2025
Multifamily	46.8%	29.9%
Single Tenant Office	25.0%	26.1%
Necessity Retail	14.5%	16.8%
Distribution/Logistics	9.5%	24.3%
Single Tenant Life Sciences	2.9%	1.4%
Data Center	1.3%	1.5%

As of June 30, 2026 and December 31, 2025, the geographic concentration of the Company’s portfolio of real estate assets, based on each asset’s fair value used in determining the Company's NAV, was as follows:

State	As of June 30, 2026	As of December 31, 2025
Texas	17.6%	15.1%
Maryland	15.9%	20.8%
Georgia	12.4%	0.0%
Ohio	11.9%	26.7%
California	10.9%	12.6%
New Jersey	6.8%	1.9%
Kansas	6.4%	1.3%
Wisconsin	6.0%	6.9%
South Carolina	4.4%	5.4%
Arizona	3.9%	5.0%
Other	3.7%	4.4%

As of June 30, 2026 and December 31, 2025, the investment type concentration of the Company’s portfolio of real estate assets, based on each asset’s fair value used in determining the Company's NAV, was as follows:

•
Common Equity – 100%

As of June 30, 2026 and December 31, 2025, the maturity concentration of debt secured by the Company's portfolio of real estate assets (including the Company's credit facility, which makes up the majority of debt maturing in 2028, and has two one-year extension options), based on principal balances and adjusted for ownership percentage, was as follows:

Year	As of June 30, 2026	As of December 31, 2025
2026	0.0%	0.0%
2027	0.0%	0.0%
2028	14.0%	39.8%
2029	0.0%	0.0%
2030	2.5%	2.9%
2031	38.2%	39.9%
2032	26.4%	17.0%
2033	18.9%	0.4%
2034	0.0%	0.0%
2035	0.0%	0.0%
After 2036	0.0%	0.0%

As of June 30, 2026 and December 31, 2025, the weighted average lease term remaining of the Company’s portfolio of real estate assets (excluding multifamily and data center investments), based on each asset’s fair value used in determining the Company's NAV, was 7.6 years and 7.2 years, respectively.

As of June 30, 2026 and December 31, 2025, the weighted average occupancy of the Company’s portfolio of real estate assets, based on each asset’s fair value used in determining the Company's NAV, was 95.7% and 95.0%, respectively. For the Company's industrial, retail and office investments, occupancy includes all leased square footage as of the date indicated. For the Company's multifamily investments, occupancy is defined as the percentage of units occupied on the date indicated.

Related Party Transactions

The Company has entered into agreements with the Advisor, the Dealer Manager and CFI and its affiliates, whereby the Company pays certain fees and reimbursements to these entities during the various phases of the Company’s organization and operation. During the organization and offering stage, these include payments to the Dealer Manager for selling commissions, the dealer manager fee, distribution fees, and payments to the Advisor for reimbursement of O&O Costs. During the acquisition and operational stages, these include payments for certain services related to the management and performance of the Company’s investments and operations provided to the Company by the Advisor and its affiliates pursuant to various agreements the Company has entered into with these entities. In addition, CFI has provided Sponsor Support in connection with the Initial Offering, which is subject to reimbursement under certain circumstances. See Note 10 — Related Party Transactions in the Notes to the unaudited consolidated financial statements contained elsewhere in this Quarterly Report on Form 10-Q for additional information concerning the Company’s related party transactions and agreements.

Results of Operations

Rental Revenues

For the three months ended June 30, 2026 and June 30, 2025, the Company earned rental revenues of $19,697,044 and $19,834,355, respectively. For the six months ended June 30, 2026 and June 30, 2025, the Company earned rental revenues of $39,838,239 and $39,634,475, respectively.

The Company’s rental revenues consist primarily of rental income from triple net leased commercial properties and multifamily properties. The decrease in rental revenues of $137,311 for the three months ended June 30, 2026, as compared to the three months ended June 30, 2025, was primarily attributable to the disposition of the Fisher Road Property. The increase in rental revenues of $203,764 for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025, was primarily attributable to the acquisition of the Archer Property, a rental income-producing property.

Other property operating revenues

For the three months ended June 30, 2026 and June 30, 2025, the Company earned other property operating revenues of $5,222,585 and $5,135,709, respectively. For the six months ended June 30, 2026 and June 30, 2025, the Company earned other property operating revenues of $11,649,476 and $9,016,952, respectively.

Other property operating revenues consists of amounts received by the Company from the tenants of its properties for utilities and other amenities and for reimbursable expenses paid by the Company on behalf of the tenants in accordance with the provisions of the respective property leases. The increase in other property operating revenues of $86,876 and $2,632,524 for the three and six months ended June 30, 2026, as compared to the three and six months ended June 30, 2025, was primarily due to the periods increase in revenues from the income producing properties.

General and Administrative Expenses

For the three months ended June 30, 2026 and June 30, 2025, the Company incurred general and administrative expenses of $1,370,636 and $74,539, respectively. For the six months ended June 30, 2026 and June 30, 2025, the Company incurred general and administrative expenses of $2,361,518 and $148,531, respectively.

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

The increase in general and administrative expenses of $1,296,097 and $2,212,987 for the three and six months ended June 30, 2026, as compared to the three and six months ended June 30, 2025, was primarily due to an increase in various corporate level expenses. Effective December 31, 2025, the Advisor has waived all unreimbursed operating expenses incurred through the end of fiscal year 2025 that otherwise may have been eligible for reimbursement.

Depreciation and Amortization

For the three months ended June 30, 2026 and June 30, 2025, the Company incurred depreciation and amortization of $8,436,753 and $8,949,949, respectively. For the six months ended June 30, 2026 and June 30, 2025, the Company incurred depreciation and amortization of $17,176,043 and $17,880,662, respectively.

The decrease in depreciation and amortization expenses of $513,196 and $704,619 for the three and six months ended June 30, 2026, as compared to the three and six months ended June 30, 2025, was primarily due to disposition of the SF Property and the Fisher Road Property.

Management Fees

For the three months ended June 30, 2026 and June 30, 2025, the Company incurred management fees of $1,285,086 and $1,546,313, respectively. For the six months ended June 30, 2026 and June 30, 2025, the Company incurred management fees of $2,418,848 and $3,059,834, respectively.

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

Prior to January 1, 2026, the asset management fee equaled one‑twelfth of 1.20% of the Company’s most recently disclosed NAV per annum. Effective January 1, 2026, the fee was reduced to one‑twelfth of 0.75% of the Company's most recently disclosed NAV per annum, payable by the Company based on its NAV and by the Operating Partnership based on the NAV attributable to OP Units held by unitholders other than the Company (excluding special limited partnership interests).

The decrease in management fees of $261,227 and $640,986 for the three and six months ended June 30, 2026, as compared to the three and six months ended June 30, 2025, was primarily due to the decrease in asset management fee rate.

Property Operating Expenses

For the three months ended June 30, 2026 and June 30, 2025, the Company incurred property operating expenses of $10,036,630 and $10,030,192, respectively. For the six months ended June 30, 2026 and June 30, 2025, the Company incurred property operating expenses of $20,930,979 and $17,134,378, respectively.

The property operating expenses consist of reimbursable expenses paid by the Company on behalf of its tenants in accordance with the provisions of the respective property leases and operating expenses incurred in maintaining and operating the multifamily properties. The increase in property operating expenses of $6,438 and $3,796,601 for the three and six months ended June 30, 2026 as compared to the three and six months ended June 30, 2025 was primarily due to an increase in real estate taxes and existing property operating expenses during such period.

Income (loss) from Investments in Real Estate-Related Assets

Income (loss) from investments in real estate assets is earned on the Company's investment in the Station DST and Westchester DST. For the three months ended June 30, 2026 and June 30, 2025, the Company earned income from investments in real estate-related assets of $80,177 and incurred a loss of $15,185, respectively. For the six months ended June 30, 2026 and June 30, 2025, the Company earned income from investments in real estate-related assets of $97,910 and $9,239, respectively.

The increase in income from investments in real estate-related assets of $95,362 and $88,671 during the three and six months ended June 30, 2026, as compared to the three and six months ended June 30, 2025, was due to the Company's share of income earned at Station DST and Westchester DST.

Interest Income

For the three months ended June 30, 2026 and June 30, 2025, the Company earned interest income of $177,568 and $217,745, respectively. For the six months ended June 30, 2026 and June 30, 2025, the Company earned interest income of $346,084 and $498,478, respectively.

Interest income is composed of interest earned on interest bearing cash deposit accounts with banking institutions.

The decrease in interest income of $40,177 and $152,394 during the three and six months ended June 30, 2026, as compared to the three and six months ended June 30, 2025, was primarily due to a decrease in the cash held by the Company in interest bearing deposit accounts.

Unrealized gain (loss) from investment in infrastructure fund, at fair value

For the three and six months ended June 30, 2026, the Company had an unrealized gain of $420,370 and $779,803, respectively, from investment in infrastructure fund. For both the three and six months ended June 30, 2025, the Company had an unrealized loss of $53,463 from investment in infrastructure fund.

The Company's gain or loss from investment in infrastructure fund consists of unrealized gain or loss on the Company's investment in the Data Center. The increase in gain from investment in infrastructure fund of $473,833 and $833,266 during the three and six months ended June 30, 2026, as compared to the three and six months ended June 30, 2025, was primarily due to the Company's investment in the Data Center.

Loss on Extinguishment of Debt

For the three and six months ended June 30, 2026, the Company did not incur any loss on extinguishment of debt. For the three months ended June 30, 2025, the Company did not incur any loss on extinguishment of debt. For the six months ended June 30, 2025, the Company incurred a loss on extinguishment of debt of $333,574.

The Company's loss on extinguishment of debt consists of unamortized debt issuance costs, prepayment fees and miscellaneous fees paid to the original lender. The decrease in loss on extinguishment of debt of $333,574 during the six months ended June 30, 2026, as compared to the six months ended June 30, 2025, was due to no debt being refinanced or paid off in the period presented.

Net gain on disposition of real estate

For the three and six months ended June 30, 2026, the Company incurred a gain on disposition of real estate of $13,535,240 and $13,306,908, respectively. For the three and six months ended June 30, 2025, the Company did not have any loss or gain on disposition of real estate.

The Company's increase in gain on disposition of real estate of $13,535,240 and $13,306,908 during the three and six months ended June 30, 2026, as compared to the three and six months ended June 30, 2025, was due to the disposition of the SF Property and the Fisher Road Property.

Other Income

For the three and six months June 30, 2026, the Company did not earn any other income. For the three months ended June 30, 2025, the Company did not earn any other income. For the six months ended June 30, 2025, the Company earned other income of $130,000.

The Company's decrease in other income of $130,000 during the six months ended June 30, 2026, as compared to the six months ended June 30, 2025, was primarily due to a decrease in refunds across other properties in the period presented.

Other Expense

For the three months ended June 30, 2026, the Company reclassified $1,878,941 of previously accrued disposition costs. For the six months ended June 30, 2026, the Company incurred no other expenses. For the three and six months ended June 30, 2025, the Company incurred no other expenses.

The Company's decrease in other expense of $1,878,941 during the three months ended June 30, 2026, as compared to the three months ended June 30, 2025, was primarily due to the reclassification of previously accrued disposition costs related to the Fisher Road Property to Net gain on dispositions of real estate.

Interest Expense

For the three months ended June 30, 2026 and June 30, 2025, the Company incurred interest expense of $6,363,076 and $7,265,896, respectively. For the six months ended June 30, 2026 and June 30, 2025, the Company incurred interest expense of $13,486,513 and $14,111,627, respectively.

Interest expense is composed of interest paid and accrued on the Company’s outstanding loans payable, and also includes amortization of deferred financing costs and gains from the interest rate cap.

The decrease in interest expense of $902,820 and $625,114 during the three and six months ended June 30, 2026, as compared to the three and six months ended June 30, 2025, was attributable to lower outstanding borrowings under the Citizens Facility resulting from paydowns on the line of credit, as well as a decrease in the SOFR rate, partially offset by gains from the interest rate cap.

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

The following table presents a reconciliation of FFO to net income (loss):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Net income (loss)	$13,519,744	$(2,747,728)	$9,644,519	$(3,432,925)
Net income (loss) attributable to non-controlling interests in consolidated subsidiaries	189,729	702,163	563,847	855,246
Net income (loss) attributable to non-controlling interests in CFIT OP	(4,044,737)	325,277	(3,059,655)	408,855
Net income (loss) attributable to common stockholders	$9,664,736	$(1,720,288)	$7,148,711	$(2,168,824)
Adjustments:
Real estate depreciation and amortization	8,436,753	8,949,949	17,176,043	17,880,662
Net gain on dispositions of real estate	(13,535,240)	—	(13,306,908)	—
Reclassification of previously accrued disposition related costs	(1,878,941)	—	—	—
Preferred stock dividends	437,260	—	437,260	—
Proportionate share of adjustments from non-controlling interests	(533,808)	(5,004,861)	(6,121,760)	(9,991,457)
Funds from Operations	$2,590,760	$2,224,800	$5,333,346	$5,720,381

The following table presents a reconciliation of FFO to MFFO:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Funds from Operations	$2,590,760	$2,224,800	$5,333,346	$5,720,381
Adjustments:
Amortization of above-market lease intangibles	54,897	54,884	109,794	109,744
Amortization of below-market lease intangibles	(380,176)	(489,002)	(835,239)	(978,005)
Straight-line rent	(372,392)	(421,041)	(1,126,395)	(846,056)
Fair value adjustments on derivatives not deemed hedges	—	29,975	8,767	104,655
Loss on extinguishment of debt	—	1	—	333,574
Fair value adjustments on infrastructure fund investment	420,370	(53,463)	779,803	(53,463)
Proportionate share of adjustments from non-controlling interests	(212,866)	118,467	(210,817)	147,506
Modified Funds from Operations	$2,100,593	$1,464,621	$4,059,259	$4,538,336

Net Asset Value

On July 16, 2026, the Company’s board of directors approved an estimated NAV as of June 30, 2026 of $20.37 per Class AX share, Class IX share, Class I share, Class D share, Class I OP Unit, and Class T OP Unit, and $20.36 per Class TX share, Class T share and Class S share. The calculation of the Company’s estimated NAV was performed by Robert A. Stanger & Co., Inc. (“Stanger”), its independent valuation firm, in accordance with the procedures described in the “Net Asset Value Calculation and Valuation Procedures” section of the Company’s prospectus and under the oversight of the Company’s board of directors. Although the independent valuation firm performs the calculation of the Company’s estimated NAV, the Company’s board of directors is solely responsible for the determination of the Company’s estimated NAV.

Estimated NAV

The determination of NAV involves a number of assumptions and judgments, including estimates of the Advisor’s interest in disposition proceeds (if any). These assumptions and judgments may prove to be inaccurate. There can be no assurance that a stockholder would realize the most recently determined NAV per share if the Company were to liquidate or engage in another type of liquidity event today. In particular, the Company’s June 30, 2026 NAV is based on appraisals of the fair market value of certain of the Company’s real estate property investments which precede June 30, 2026 and, while the Company believes no material change has occurred in the value of these real estate property investments between the appraised value dates and June 30, 2026, Stanger has assumed no material change in property value has occurred since the appraisal date for those Appraised Properties with an appraised value date that preceded June 30, 2026. Furthermore, the Company’s June 30, 2026 NAV does not consider fees or expenses that may be incurred in providing a liquidity event, including reimbursement of amounts to the Advisor for O&O Costs and any operating expenses that have not been invoiced by the Advisor in accordance with the terms of the Advisory Agreement. The Company believes the methodology of determining the Company’s NAV conforms to the Institute for Portfolio Alternative’s Practice Guideline for Valuations of Publicly Registered Non-Listed REITs (April 2013) and is prepared in accordance with the procedure described in the “Net Asset Value Calculation and Valuation Procedures” section of the Company’s prospectus. In addition, the Company’s board of directors periodically reviews the Company’s NAV policies and procedures.

The NAV for each class of shares is based on the value of the Company’s assets and the deduction of any liabilities, and any distribution fees applicable to such class of shares.

The following table provides a breakdown of the major components of the Company’s NAV pursuant to the Company’s valuation guidelines:

Components of NAV	June 30, 2026
Investment in real estate	$1,157,990,000
Investments in real estate-related assets	42,808,292
Investment in infrastructure fund, at fair value	9,951,997
Cash and restricted cash	30,872,836
Other assets	13,287,964
Debt obligations (at Fair Market Value)	(538,172,563)
Due to related parties(1)	(11,315,470)
Accounts payable and other liabilities	(20,132,335)
Accrued performance participation allocation	(705,289)
Distribution fee payable the following month(2)	(26,746)
Non-controlling interests in subsidiaries	(228,901,470)
Series A cumulative perpetual preferred stock	(20,000,000)
Sponsor Support repayment / special unit holder interest in liquidation	—
Net Asset Value	$435,657,216
Number of outstanding shares and OP Units(3)	21,384,459

(1) Excluding the full distribution fee liability of $26,663. Distribution fee only relates to Class TX, Class T, Class D and Class S shares of common stock and Class T OP Units.

(2) The distribution fee that is payable as of June 30, 2026 related to Class TX, Class T, Class D, Class S shares of common stock, and Class T OP Units (is shown in the table below).

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

The following table provides a breakdown of the Company’s total NAV and NAV per share/OP unit by class as of June 30, 2026.

NAV Per Share	Class AX, IX & I Shares	Class TX Shares	Class T Shares	Class D Shares	Class S Shares	Class I OP Units	Class T OP Units	Total
Total gross assets at Fair Value	$535,572,984	$290,306	$70,271,635	$24,884,604	$320,529	$506,544,163	$117,026,868	$1,254,911,089
Distribution fees due and payable	—	(83)	(17,166)	(1,805)	(78)	—	(7,614)	(26,746)
Debt obligations (at Fair Market Value)	(229,682,156)	(124,499)	(30,136,211)	(10,671,841)	(137,460)	(217,233,056)	(50,187,340)	(538,172,563)
Due to related parties	(4,829,235)	(2,618)	(633,636)	(224,383)	(2,890)	(4,567,483)	(1,055,225)	(11,315,470)
Accounts payable and other liabilities	(8,592,111)	(4,658)	(1,127,356)	(399,220)	(5,142)	(8,126,405)	(1,877,443)	(20,132,335)
Accrued performance participation allocation	(301,004)	(163)	(39,494)	(13,986)	(180)	(284,690)	(65,772)	(705,289)
Non-controlling interests in subsidiaries	(97,690,939)	(52,953)	(12,817,865)	(4,539,065)	(58,466)	(92,395,951)	(21,346,231)	(228,901,470)
Series A cumulative perpetual preferred stock	(8,535,633)	(4,627)	(1,119,946)	(396,595)	(5,108)	(8,072,989)	(1,865,102)	(20,000,000)
Quarterly NAV	$185,941,906	$100,705	$24,379,961	$8,637,709	$111,205	$175,863,589	$40,622,141	$435,657,216
Number of outstanding shares/units	9,126,494	4,947	1,197,472	424,049	5,462	8,631,825	1,994,210	21,384,459
NAV per share/unit	$20.37	$20.36	$20.36	$20.37	$20.36	$20.37	$20.37

The following table reconciles stockholders’ equity per the Company’s unaudited consolidated balance sheet to the Company’s NAV:

Reconciliation of Stockholders’ Equity to NAV	June 30, 2026
Stockholders’ equity under U.S. GAAP	$558,833,383
Adjustments:
Unrealized depreciation of real estate	(42,838,542)
Unrealized appreciation of real estate-related assets	1,695,878
Organization and offering costs	983,333
Acquisition costs	(7,997,914)
Deferred financing costs, net	(4,614,469)
Accrued distribution fee(1)	(83)
Accumulated depreciation and amortization	165,221,480
Fair value adjustment of debt obligations	34,922,640
Deferred rent receivable	(15,348,048)
Derivative assets, at fair value	(6,298,972)
Non-controlling interests in subsidiaries	(228,901,470)
Series A cumulative perpetual preferred stock	(20,000,000)
NAV	$435,657,216

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

Organization and offering costs

Certain costs associated with the issuance of the Company's Series A Preferred Stock were incurred on behalf of the Company. Under U.S. GAAP, costs directly attributable to the issuance of the Company's Series A Preferred Stock are recorded as a reduction of the related offering proceeds within stockholders' equity. For NAV purposes, such costs are recognized as a reduction in NAV on a straight-line basis.

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

Series A cumulative perpetual preferred stock

The Company classifies its Series A Preferred Stock as a component of stockholders' equity in accordance with U.S. GAAP. The liquidation preference amount of the Series A Preferred Stock is reduced for purposes of determining NAV.

The valuations of the Company's real properties as of June 30, 2026 were provided by Stanger or third-party appraisal firms in accordance with the Company's procedures. Certain key assumptions that were used by Stanger or third-party appraisal firms in the discounted cash flow analysis are set forth in the following table based on weighted-averages by property type at ownership interest.

June 30, 2026
	Single Tenant Office	Single Tenant Industrial	Multifamily	Single Tenant Life Sciences	Weighted-Average Basis
Exit Capitalization Rate	6.0%	6.7%	5.5%	6.3%	6.1%
Residual Discount Rate	7.2%	7.9%	7.0%	7.3%	7.3%
Average Holding Period (Yrs)	8.3	7.5	10.0	10.0	8.4

A change in the exit capitalization and discount rates used would impact the calculation of the value of the Company's real property. For example, assuming all other factors remain constant, the changes listed below would result in the following effects on the value of the Company's real properties.

	Hypothetical Change	Single Tenant Office	Single Tenant Industrial	Multifamily	Single Tenant Life Sciences	Weighted-Average Values
Exit Capitalization Rate	0.25% Increase	-2.7%	-2.6%	-2.6%	-2.0%	-2.6%
	0.25% Decrease	3.0%	2.8%	2.9%	2.2%	2.8%
Discount Rates	0.25% Increase	-1.6%	-1.4%	-1.9%	-1.8%	-1.6%
	0.25% Decrease	1.6%	1.4%	1.9%	1.8%	1.6%

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

If the Company is unable to raise substantial funds in its Offerings, it will make fewer investments resulting in less diversification in terms of the type, number and size of investments it makes and the value of an investment in the Company will fluctuate with the performance of the limited assets it acquires. Further, the Company will have certain fixed operating expenses, including certain expenses as a public company and a REIT, regardless of whether it is able to raise substantial funds in the Offerings. The Company’s inability to raise substantial funds would increase its fixed operating expenses as a percentage of gross income, reducing its net income and limiting its ability to make distributions. As of June 30, 2026, the Company has raised gross proceeds of $509,312,201 in the Offerings.

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

As of June 30, 2026, the Company’s debt to tangible assets ratio was 49.8%. See Note 8 – Loans Payable of the Company’s outstanding debt arrangement as of June 30, 2026.

In addition to making investments in accordance with its investment objectives, the Company uses its capital resources to make certain payments to the Advisor and Dealer Manager. In conjunction with the Common Stock Offerings, payments are made to the Dealer Manager for selling commissions, dealer manager fees, and distribution fee payments. With regards to the total O&O Costs, including selling commissions, dealer manager fees, distribution fees and reimbursement of other O&O Costs, will not exceed 15% of the gross proceeds of each Offering, including proceeds from sales of shares under the DRP. Additionally, the Company expects to make payments to the Advisor in connection with the management of its assets and costs incurred by the Advisor in providing services to the Company.

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

Cash Flows

The following table provides a breakdown of the net change in the Company’s cash and restricted cash:

	Six months ended June 30, 2026	Six months ended June 30, 2025
Cash flows from operating activities	$7,116,357	$15,961,577
Cash flows from investing activities	63,396,088	(8,788,134)
Cash flows from financing activities	(71,333,179)	(13,984,665)
Decrease in cash and restricted cash	$(820,734)	$(6,811,222)

Operating Activities

During the six months ended June 30, 2026, net cash provided by operating activities was $7,116,357, compared to $15,961,577 net cash provided by operating activities for the six months ended June 30, 2025. The change was primarily driven by routine operational activity, including a reduction in cash inflows during the period and a decrease in due to related parties. (see “—Results of Operations”).

Investing Activities

During the six months ended June 30, 2026, net cash provided by investing activities was $63,396,088, compared to $8,788,134 net cash used in investing activities for the six months ended June 30, 2025. The change was primarily due to an increase of $68,212,933 in proceeds from disposition of real estate, and a decrease of $7,094,701 from purchase of interest in infrastructure fund.

Financing Activities

During the six months ended June 30, 2026, net cash used in financing activities was $71,333,179, compared to $13,984,665 net cash used in financing activities for the six months ended June 30, 2025. The change was primarily driven by an increase of $9,139,977 from proceeds of common stock, an increase of $17,898,750 from proceeds of preferred stock, an increase of $89,745,069 of paydowns under the credit facility, an increase in syndicated ownership interest of $8,440,905, and an increase of $3,957,174 of distributions to and redemptions of non-controlling interests.

Distributions

Common Stock

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

The following table summarizes the Company’s distributions declared during the three and six months ended June 30, 2026 and June 30, 2025:

	Three months ended June 30, 2026		Six months ended June 30, 2026
	Amount	Percent	Amount	Percent
Distributions
Paid in cash	$1,251,061	45%	$3,159,377	57%
Payable	896,813	33%	896,813	16%
Reinvested in shares	597,017	22%	1,502,544	27%
Total distributions	$2,744,891	100%	$5,558,734	100%
Sources of Distributions:
Operating cash flows	$2,744,891	100%	$2,763,161	50%
Indebtedness	—	0%	—	0%
Offering proceeds	—	0%	2,795,573	50%
Total sources of distributions	$2,744,891	100%	$5,558,734	100%

	Three months ended June 30, 2025		Six months ended June 30, 2025
	Amount	Percent	Amount	Percent
Distributions
Paid in cash	$2,223,408	47%	$5,578,927	59%
Payable	1,556,432	33%	1,556,432	16%
Reinvested in shares	930,535	20%	2,330,525	25%
Total distributions	$4,710,375	100%	$9,465,884	100%

Sources of Distributions:
Operating cash flows	$4,710,375	100%	$9,465,884	100%
Offering proceeds	—	0%	—	0%
Total sources of distributions	$4,710,375	100%	$9,465,884	100%

During the three and six months ended June 30, 2026 the Company declared $2,744,891 and $5,558,734, respectively, of distributions to its shareholders (including those reinvested in shares pursuant to the DRP), compared to the Company’s total aggregate MFFO of $2,460,023 and $4,059,259, respectively, for the three and six months ended June 30, 2026, and the Company’s total aggregate net income of $13,519,744 and $9,644,519, respectively, for such periods.

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

Preferred Stock

Holders of the Company's Series A Preferred Stock are entitled to cumulative cash distributions at a rate of 9.50% per annum on the $25.00 per share liquidation preference. Distribution are payable quarterly in arrears on the last day of January, April, July, and October of each year. During both the three and six months ended June 30, 2026, the Company accrued preferred stock distributions of $437,260. During both the three and six months ended June 30, 2025, the Company did not have any preferred stock distributions.

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

The Company evaluates all of its investments in real estate-related assets to determine if they are VIEs utilizing judgments and estimates that are inherently subjective. If different judgments or estimates were used for these evaluations, it could result in differing conclusions as to whether or not an entity is a VIE and whether or not to consolidate such entity. As of June 30, 2026, the Company concluded that it had investments in VIEs, and because the Company was deemed the primary beneficiary it consolidated such entities, as described in “Note 11 — Variable Interest Entities” in its accompanying unaudited consolidated financial statements included in Item 1. “Financial Statements (Unaudited) and Supplementary Data.”

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

Contractual Obligations

The following table presents the future principal payment due under the Company’s FM Loan, CO Loan, DST Loan, Buchanan Loan, Keller Loan, Valencia Loan, Kacey Loan, Industry Loan, ON3 Loan, West End Loan, Palms Loan, Pearland Loan, WAG MH Loan, Archer Loan, and Credit Facility agreements as of June 30, 2026, which represents the Company’s aggregate contractual obligations and commitments with payments due subsequent to June 30, 2026.

Year	Amount
2026 (remaining)	—
2027	—
2028	49,921,867
2029	—
2030	—
Thereafter	523,173,336
Total	$573,095,203

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

The market risk associated with financial instruments and derivative financial instruments is the risk of loss from adverse changes in market prices or interest rates. The Company’s interest rate risk management objectives are to limit the impact of interest rate changes in earnings and cash flows and to manage overall borrowing costs. To achieve these objectives, from time to time, the Company may enter into interest rate hedge contracts such as swaps, collars and treasury lock agreements in order to mitigate interest rate risk with respect to various debt instruments. The Company would not hold or issue these derivative contracts for trading or speculative purposes. As of June 30, 2026, there are no such hedging contracts outstanding. The Company does not have any foreign operations and thus is not exposed to foreign currency fluctuations.

Interest Rate Risk

As of June 30, 2026 and December 31, 2025, the Company had $489 million fixed rate debt and $84 million of floating rate debt. The Company uses derivative financial instruments to limit the exposure to interest rate changes associated with its borrowings. The use of derivative financial instruments carries certain risks, including the risk that the counterparties to these contractual arrangements are not able to perform under the agreements. To mitigate this risk, the Company only enters into derivative financial instruments with counterparties with high credit ratings and with major financial institutions with which the Company and its related parties may also have other financial relationships. The Company does not anticipate that any of the counterparties will fail to meet their obligations. (For further detail refer to Note 8 – Loans Payable).

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

As of June 30, 2026 and December 31, 2025, lease expirations related to the Company’s net lease portfolio of real estate assets (excluding multifamily and Data Center investments), based on each asset’s fair value used in determining the Company's NAV, were as follows:

Year	As of June 30, 2026	As of December 31, 2025
2026	0.0%	0.0%
2027	0.0%	0.0%
2028	13.1%	12.1%
2029	0.0%	0.0%
2030	0.0%	0.0%
2031	22.5%	22.7%
2032	17.8%	35.5%
2033	0.0%	0.0%
2034	0.0%	0.0%
2035	5.6%	2.0%
After 2036	41.0%	27.7%

As of June 30, 2026 and December 31, 2025, the industry concentration of the Company’s portfolio of real estate assets, based on each asset’s fair value used in determining the Company's NAV, was as follows:

Property Type	As of June 30, 2026	As of December 31, 2025
Multifamily	46.8%	29.9%
Single Tenant Office	25.0%	26.1%
Necessity Retail	14.5%	16.8%
Distribution/Logistics	9.5%	24.3%
Single Tenant Life Sciences	2.9%	1.4%
Data Center	1.3%	1.5%

As of June 30, 2026 and December 31, 2025, the geographic concentration of the Company’s portfolio of real estate assets, based on each asset’s fair value used in determining the Company's NAV, was as follows:

State	As of June 30, 2026	As of December 31, 2025
Texas	17.6%	15.1%
Maryland	15.9%	20.8%
Georgia	12.4%	0.0%
Ohio	11.9%	26.7%
California	10.9%	12.6%
New Jersey	6.8%	1.9%
Kansas	6.4%	1.3%
Wisconsin	6.0%	6.9%
South Carolina	4.4%	5.4%
Arizona	3.9%	5.0%
Other	3.7%	4.4%

As of June 30, 2026 and December 31, 2025, the investment type concentration of the Company’s portfolio of real estate assets, based on each asset’s fair value used in determining the Company's NAV, was as follows:

•
Common Equity – 100%

As of June 30, 2026 and December 31, 2025, the maturity concentration of debt secured by the Company's portfolio of real estate assets (including the Company's credit facility, which makes up the majority of debt maturing in 2028, and has two one-year extension options), based on principal balances and adjusted for ownership percentage, was as follows:

Year	As of June 30, 2026	As of December 31, 2025
2026	0.0%	0.0%
2027	0.0%	0.0%
2028	14.0%	39.8%
2029	0.0%	0.0%
2030	2.5%	2.9%
2031	38.2%	39.9%
2032	26.4%	17.0%
2033	18.9%	0.4%
2034	0.0%	0.0%
2035	0.0%	0.0%
After 2036	0.0%	0.0%

As of June 30, 2026 and December 31, 2025, the weighted average lease term remaining of the Company’s portfolio of real estate assets (excluding multifamily and data center investments), based on each asset’s fair value used in determining the Company's NAV, was 7.6 years and 7.2 years, respectively.

As of June 30, 2026 and December 31, 2025, the weighted average occupancy of the Company’s portfolio of real estate assets, based on each asset’s fair value used in determining the Company's NAV, was 95.7 and 95.0%, respectively. For the Company's industrial, retail and office investments, occupancy includes all leased square footage as of the date indicated. For the Company's multifamily investments, occupancy is defined as the percentage of units occupied on the date indicated.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business. As of June 30, 2026, the Company was not involved in any material legal proceedings.

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

The more shares the Company sells in the Company’s Offerings, the greater the Company’s challenge will be to invest all of the proceeds. The large size of the Company's Offerings increases the risk of delays in investing the Company’s net proceeds promptly and on attractive terms. Pending investment, the net proceeds of the Offerings may be invested in permitted temporary investments, which include short-term United States government securities, bank certificates of deposit and other short-term liquid investments. The rate of return on these investments, which affects the amount of cash available to make distributions to stockholders, has fluctuated in recent years and most likely will be less than the return obtainable from the type of investments in the real estate industry the Company seeks to acquire or originate. Therefore, delays the Company encounters in the selection, due diligence and acquisition or origination of investments would likely limit the Company’s ability to pay distributions to the Company’s stockholders and lower their overall returns. In addition, cash may potentially subject the Company to concentration of risk and at times, balances with any one financial institution may exceed the Federal Deposit Insurance Corporation insurance limits. As of June 30, 2026, the Company had approximately $24.6 million of unrestricted cash.

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

If the Company pays distributions from sources other than the Company’s cash flow from operations, the Company will have less cash available for investments, the Company may have to reduce the Company’s distribution rate, the Company’s net asset value may be negatively impacted and the Company’s stockholders overall return may be reduced. As of June 30, 2026, the Company has declared cumulative distributions of $118,791,109, of which 13% of the Company’s cash distributions were paid using sources other than the cash flow from operations, including borrowings and proceeds from the Offerings. For the three months ended June 30, 2026, 100% of the Company’s cash distributions were paid using cash flow from operations.

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

The Company’s Advisory Agreement provides that any operating expenses which have not been invoiced by the Advisor will not become the Company’s obligations. Without these provisions in the Company’s Advisory Agreement, such operating expenses, if invoiced, would likely be recorded as liabilities of the Company, which, in turn, would likely have a negative effect on the Company’s NAV per share. The incurrence of previously unbilled operating expenses likely will have a negative effect on the Company’s NAV per share. Effective December 31, 2025, the Advisor has waived all unreimbursed operating expenses incurred through the end of fiscal year 2025 that otherwise may have been eligible for reimbursement. During the six months ended June 30, 2026, $192,501 of operating expenses incurred by the Advisor were invoiced to the Company but not yet reimbursed.

The Company has issued Series A Preferred Stock that subordinates certain rights of the holders of the Company’s common stock, and the Company’s charter permits its board of directors to issue additional stock with terms that may subordinate the rights of the holders of the Company’s common stock or discourage a third party from acquiring the Company in a manner that could result in a premium price to the stockholders of the Company.

The Company’s board of directors may classify or reclassify any unissued common stock or preferred stock into other classes or series of stock and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends and other distributions, qualifications and terms or conditions of repurchase of any such stock.

Thus, in addition to the Series A Preferred Stock, the Company’s board of directors could authorize the issuance of additional preferred stock with priority as to distributions and amounts payable upon liquidation over the rights of the holders of the Company’s common stock. Such preferred stock could also have the effect of delaying, deferring or preventing a change in control of the Company, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of the Company’s assets) that might provide a premium price to holders of the Company’s common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

During the three months ended June 30, 2026, the Company did not complete any sales of unregistered securities.

Share Repurchase Program

Stockholders are eligible to have their shares of common stock repurchased by the Company pursuant to the Fourth Amended and Restated Share Repurchase Program (“share repurchase program”).

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

The table below summarizes the repurchase activity for the three months ended June 30, 2026:

For the Month Ended	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Redeemed as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Redeemed Under the Plans or Programs(1)(2)
April 30, 2026	225,436	20.22	225,436	—
May 31, 2026	221,253	20.34	221,253	—
June 30, 2026	114,752	20.37	114,752	—
Total	561,441	$20.31	561,441	—

(1) The Company limits the number of shares that may be redeemed per calendar month and per calendar year under the program as described above.

(2) For the quarter ended June 30, 2026, the Company received repurchase requests that exceeded both its monthly 2% of NAV and quarterly 5% of NAV limits. In accordance with the share repurchase program, the Company fulfilled 43.1% of requested repurchases in April 2026, 49.1% of requested repurchases in May 2026, and 38.4% of requested repurchases in June 2026.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Trade Arrangements

During the quarter ended June 30, 2026, no director or executive officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408(c) of Regulation S-K).

Item 6. Exhibits.

The exhibits listed below are included, or incorporated by reference, in this Quarterly Report on Form 10-Q.

EXHIBITS INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 (and are numbered in accordance with Item 601 of Regulation S-K).

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

10.1

First Amendment to Second Amended and Restated Limited Partnership Agreement of Cantor Fitzgerald Income Trust Operating Partnership, L.P., dated April 8, 2026 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 10, 2026)

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

The following materials from Cantor Fitzgerald Income Trust, Inc.’s Quarterly Report on Form 10-Q for the three months ended June 30, 2026 are formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Changes in Equity; (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

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

Dated: August 13, 2026